Form 10-Q
period 2010-03-31
MAXLINEAR INC
filed 2010-05-05
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission file number: 001-34666

MaxLinear, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	14-1896129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road, Suite 100 Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)

(760) 692-0711

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2010, the number of shares outstanding of the registrant’s common stock, par value $0.0001 was 31,239,306 shares.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,875	$17,921
Investments, available-for-sale	25,638	—
Accounts receivable	8,086	9,707
Inventory	2,877	2,850
Prepaid and other current assets	381	262

Total current assets	105,857	30,740
Property and equipment, net	3,007	2,627
Intangible assets	461	—
Other long-term assets	110	2,406

Total assets	$109,435	$35,773

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,929	$4,162
Deferred revenue and deferred profit	9,670	9,850
Accrued expenses	2,133	1,346
Accrued compensation	1,007	1,721
Amounts due to related party	1,588	2,508
Current portion of capital lease obligations	119	124

Total current liabilities	18,446	19,711
Deferred rent	115	71
Capital lease obligations, net of current portion	91	115
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 22,492 shares authorized:
Series A convertible preferred stock, no shares and 11,696 shares authorized at March 31, 2010 (unaudited) and December 31, 2009, respectively; no shares and 7,554 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $15,351 at March 31, 2010 (unaudited) and December 31, 2009, respectively	—	15,351
Series B convertible preferred stock, no shares and 10,796 shares authorized at March 31, 2010 (unaudited) and December 31, 2009, respectively; no shares and 6,972 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $20,000 at March 31, 2010 (unaudited) and December 31, 2009, respectively	—	20,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares and 10,737 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	—	1
Class A common stock, $0.0001 par value; 500,000 shares authorized, 7,411 shares and no shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	1	—
Class B common stock, $0.0001 par value; 500,000 shares authorized, 23,823 shares and no shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	2	—
Additional paid-in capital	111,236	2,301
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(20,443)	(21,777)

Total stockholders’ equity (deficit)	90,783	(19,475)

Total liabilities and stockholders’ deficit	$109,435	$35,773

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net revenue	$16,137	$8,771
Cost of net revenue	5,158	3,062

Gross profit	10,979	5,709
Operating expenses:
Research and development	6,079	3,863
Selling, general and administrative	3,527	1,736

Total operating expenses	9,606	5,599

Income from operations	1,373	110
Interest income	16	9
Interest expense	(9)	(17)
Other expense, net	(2)	—

Income before income taxes	1,378	102
Provision for income taxes	44	10

Net income	1,334	92
Net income allocable to preferred stockholders	(1,215)	(92)

Net income attributable to common stockholders	$119	$—

Net income per share attributable to common stockholders (1):
Basic	$0.01	$—

Diluted	$0.01	$—

Shares used to compute net income per share attributable to common stockholders:
Basic	12,586	9,915

Diluted	15,146	10,477

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,334	$92
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	329	183
Accretion of investment (premiums) discounts, net	1	(1)
Stock-based compensation	619	137
Changes in operating assets and liabilities:
Accounts receivable	1,622	(1,441)
Inventory	(27)	1,310
Prepaid and other assets	(160)	(57)
Accounts payable and accrued expenses	200	47
Amounts due to related party	(920)	(90)
Accrued compensation	(714)	374
Deferred revenue and deferred profit	(180)	(1,908)
Deferred rent	44	—

Net cash provided by (used in) operating activities	2,148	(1,354)

Investing Activities
Purchase of property and equipment	(652)	(102)
Purchases of intangibles	(475)	—
Purchases of available-for-sale securities	(25,652)	—
Sales of available-for-sale securities	—	1,800

Net cash (used in) provided by investing activities	(26,779)	1,698

Financing Activities
Payments on capital leases	(30)	(27)
Proceeds on exercise of common stock options, net of repurchases	65	36
Proceeds from initial public offering, net of costs	75,550	—

Net cash provided by financing activities	75,585	9

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Increase in cash and cash equivalents	50,954	351

Cash and cash equivalents at beginning of period	17,921	7,919

Cash and cash equivalents at end of period	$68,875	$8,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$13

Cash paid for taxes	$—	$1

Supplemental disclosures of non cash investing and financing information:
Unrealized loss on available-for-sale securities	$(13)	$(2)

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (“MaxLinear,” the “Company,” “we” or “us”) was incorporated in Delaware in September 2003. The Company is a provider of highly integrated, mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers, netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products, and outsourcing the manufacturing of its products.

Initial Public Offering

In March 2010, the Company completed the initial public offering, or IPO, of its Class A common stock in which it sold and issued 5,920 shares of Class A common stock, including 771 shares related to the exercise of the underwriters’ over-allotment, at an issue price of $14.00 per share. The Company raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 14,526 shares of Class B common stock.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MaxLinear and its wholly owned subsidiaries MaxLinear Shanghai Limited and MaxLinear Limited. In October 2007, MaxLinear Shanghai Limited was incorporated under the laws of the Republic of China and established for the purpose of providing support for the integrated circuit design. In November 2009, MaxLinear Limited was incorporated under the laws of the Islands of Bermuda and had no significant operations through March 31, 2010. All intercompany transactions and investments have been eliminated in consolidation.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the final prospectus filed by the Company with the Securities and Exchange Commission on March 24, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-162947) for the Company’s IPO.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Stock Split

On July 16, 2009, the Company effected a four-for-three forward stock split of the Company’s outstanding common and preferred stock. On March 5, 2010, the Company effected a 1.5484-for-1 reverse stock split of the Company’s outstanding common and preferred stock. The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to both of the stock splits for all periods presented.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Intangible Assets

Technologies acquired or licensed from other companies are capitalized and amortized over the greater of the terms of the agreement, or estimated useful life, not to exceed three years.

Revenue Recognition

Revenue is generated from sales of the Company’s integrated circuits. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable and 4) collectibility is reasonably assured. Title to product transfers to customers either when it is shipped to or received by the customer, based on the terms of the specific agreement with the customer.

Revenue is recorded based on the facts at the time of sale. Amounts that are not probable of collection once the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or extended payment terms granted to a customer.

For distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments where revenue is not recognized, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped.

The Company may provide rebates to end customers based on volume purchases. The Company estimates that all of the rebates will be achieved, reduces the average selling price of the product sold under the rebate program and defers revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

2. Net Income Per Share

Prior to the Company’s IPO, net income per share was computed as required by provisions within the accounting standard for earnings per share, which established guidance regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. The accounting standard for earnings per share requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income per share is then calculated by dividing income attributable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of shares of common stock outstanding for the period, net of shares subject to repurchase by the Company. The accounting standard for earnings per share does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following net income per share amounts only pertain to the Company’s common stock. The Company calculated diluted net income per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income per share. To the extent preferred stock was anti-dilutive, the Company calculated diluted net income per share under the two-class method.

Subsequent to the Company’s IPO, net income per share continued to be computed as required by provisions within the accounting standard for earnings per share. Basic EPS is calculated by dividing the net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

As a result of the completion of the Company’s IPO during the first quarter of 2010, the Company allocated income between the preferred and common stockholders on a pro-rata basis over the number of days of the respective periods presented for purposes of determining the income attributable to common stockholders under each of the methods noted above.

Subsequent to its IPO, the Company has two classes of stock outstanding, Class A common stock and Class B common stock. The economic rights of the Class A common stock and Class B common stock, including rights in connection with dividends and payments upon a liquidation or merger are identical, and the Class A common stock and Class B common stock will be treated equally, identically and ratably, unless differential treatment is approved by the Class A common stock and Class B common stock, each voting separately as a class. We compute basic earnings per share by dividing net income attributable to the Company by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, we divide net income attributable to the Company by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

	Three Months Ended March 31,
Historical	2010	2009
Numerator:
Net income	$1,334	$92
Income allocable to preferred stockholders	(1,215)	(92)

Net income attributable to common stockholders	$119	$—

Denominator:
Weighted average common shares outstanding	12,586	9,916
Weighted average unvested shares of common stock subject to repurchase	—	(1)

Weighted average common shares outstanding - basic	12,586	9,915
Common equivalent shares from options to purchase common stock	2,560	562

Weighted average common shares outstanding - diluted	15,146	10,477

Net income per share:
Basic	$0.01	$—

Diluted	$0.01	$—

The following table presents a summary of the Company’s weighted average, common equivalent shares of potentially dilutive securities not included in the calculation of diluted net income per share due to its anti-dilutive nature:

	Three Months Ended March 31,
	2010	2009
Preferred stock	—	14,526
Common stock options	1,081	2,957

	1,081	17,483

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

3. Investments, Available-for-Sale

The composition of investments, available-for-sale is as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Government-sponsored enterprise securities	$11,919	$—	$(11)	$11,908
Corporate debt securities	13,732	1	(3)	13,730

	$25,651	$1	$(14)	$25,638

The Company had no investments, available-for-sale, as of December 31, 2009.

As of March 31, 2010, the gross unrealized losses of $14 represent a temporary impairment on the government-sponsored enterprise and corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates. As of March 31, 2010, the Company held two corporate debt securities having maturities greater than one year but less than two years with an aggregate amortized cost and fair value of $5,172 and $5,173, respectively, with the remaining investment securities having maturities of less than one year.

4. Fair Value Measurements

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

	Balance at March 31, 2010	Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government-sponsored enterprise securities	$11,908	$—	$11,908	$—
Corporate debt securities	13,730	—	13,730	—

	$25,638	$—	$25,638	$—

5. Balance Sheet Details

Inventory consists of the following:

	March 31, 2010	December 31, 2009
Work-in-process	$2,227	$1,615
Finished goods	650	1,235

	$2,877	$2,850

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2010	December 31, 2009
Furniture and fixtures	5	$272	$270
Machinery and equipment	5	3,494	3,223
Masks and production equipment	2	1,221	824
Software	3	478	478
Leasehold improvements	4-5	117	97

		5,582	4,892
Less accumulated depreciation and amortization		(2,575)	(2,265)

		$3,007	$2,627

The net book value of property and equipment acquired under capital leases totaled $184 and $207 at March 31, 2010 and December 31, 2009, respectively.

Deferred revenue and deferred profit consist of the following:

	March 31, 2010	December 31, 2009
Deferred revenue—rebates	$574	$202
Deferred revenue—distributor transactions	11,844	12,546
Deferred cost of net revenue—distributor transactions	(2,748)	(2,898)

	$9,670	$9,850

Accrued expenses consist of the following:
	March 31, 2010	December 31, 2009
Accrued software license payments	$326	$162
Accrued professional fees	1,388	546
Accrued inventory purchases	5	262
Other	414	376

	$2,133	$1,346

6. Licensing Agreements and Lease Commitments

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with software licensing agreements was $459 and $464 for the three months ended March 31, 2010 and 2009, respectively. Research and development expense associated with intellectual property licensing agreements was $194 for the three months ended March 31, 2010. There was no research and development expense associated with intellectual property licensing agreements for the three months ended March 31, 2009. The Company had milestone-related payment commitments of $426 as well as production-related royalty commitments related to acquired intellectual property at March 31, 2010.

Lease Commitments

During January 2010, the Company entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and commenced in April 2010 with an option to extend the lease for an additional five years. Future minimum payments under the operating lease for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and 2015 are $20, $83, $87, $90, $94 and $24, respectively.

The Company had firm purchase order commitments for the acquisition of inventory as of March 31, 2010 and December 31, 2010 of $3,272 and $4,380, respectively.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

7. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of operations based on the department to which the related employee reports. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Weighted-average grant date fair value per share	$6.02	$0.42

Risk-free interest rate	2.77%	2.12%
Dividend yield	—	—
Expected life of options (years)	5.96	6.08
Volatility	55.00%	56.00%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $58 and $2 for the three months ended March 31, 2010 and 2009, respectively.

The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended March 31,
	2010	2009
Cost of net revenue	$12	$—
Research and development	341	90
Selling, general and administrative	266	47

	$619	$137

Employee Benefit Plans

In connection with the closing of its IPO, the Company’s 2010 Equity Incentive Plan, or 2010 Plan, and 2010 Employee Stock Purchase Plan, or ESPP, became effective.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 14,222,479 shares, including (a) a new number of shares reserved for issuance under the 2010 Plan of 9,041,591 shares; (b) the 222,519 shares that have been reserved but not issued pursuant to any awards granted under the Company’s 2004 Stock

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Plan and are not subject to any awards granted thereunder as of the March 23, 2010 effective date of the Company’s IPO; and (c) shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

2010 Employee Stock Purchase Plan

The ESPP authorizes the issuance of 645,827 shares of the Company’s Class A common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s Class A common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the first day of the fiscal year; or such lesser amount as may be determined by our board of directors or a committee appointed by our board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 10% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

8. Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 3.2%, compared to 9.8% for the three months ended March 31, 2009. The income tax expense is primarily related to the computation of the alternative minimum tax for federal and state tax purposes.

During the three months ended March 31, 2010, the Company’s unrecognized tax benefits increased by $46. The Company does not anticipate its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2010.

9. Related-Party Transactions

For the three months ended March 31, 2010 and 2009, the Company recorded charges of $2,930 and $312, respectively, related to wafer inventory purchased from, and research and development expenses incurred with, an affiliate of one of the Company’s stockholders. Accounts payable to this stockholder at March 31, 2010 and December 31, 2009 were $1,588 and $2,508, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this management’s discussion and analysis of financial condition and results of operations contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

Overview

We are a provider of highly integrated, radio-frequency analog and mixed-signal semiconductor solutions for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial set top boxes, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices.

The history of our product development and sales and marketing efforts is as follows:

•

From 2003 to 2005, we were primarily engaged in the design and development of our core CMOS-based radio architecture platform technology, our digital demodulation platform technology and our global digital television RF receiver product platform.

•

In 2006, we commenced shipments of our global digital television RF receiver product for set top box and PC applications and began design and development of our first-generation mobile digital television RF receiver product and our second-generation global digital television RF receiver product platform.

•

In 2007, we introduced and began shipping our first commercially available mobile digital television receiver and our digital television RF receiver product for automotive applications. Also in that year, we began development of our second-generation mobile digital RF receiver product.

•

In 2008, we began development of our third generation mobile digital television receiver product, our cable television digital RF receiver product and our global hybrid digital/analog television RF receiver product.

•

In 2008, we began commercial shipments of our second generation global digital television RF receiver products, our second generation mobile digital television RF receiver product, our second generation digital television receiver product for automotive applications and our third generation mobile digital RF receiver product.

•

In 2009, we commenced development of our mobile digital RF Receiver SoC product and our cable television RF receiver SoC product. We also began commercial shipments of our first generation cable television receiver product, our global digital television RF receiver product for the netbook market and our cable television RF receiver SoC product.

•	In the first quarter of 2010, we began commercial shipments of our global digital television SoC product and our global hybrid digital/analog television RF receiver SoC with built in USB interface.

Our net revenue has grown from approximately $600,000 in 2006 to $51.4 million in 2009. Through 2008, a substantial majority of our net revenue was derived from sales of our mobile handset digital television receivers in the Japanese market. More recently, in 2009 and in the three months ended March 31, 2010, a majority of our net revenue was derived from sales of global digital television RF receiver products for digital set top box applications, automotive navigation displays and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes for the cable industry, trends in the development of markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 99%, 97%, and 92% of our net revenues in the years ended December 31, 2009, 2008, and 2007, respectively, and 96%, and 99% of net revenue in the three months ended March 31, 2010 and 2009, respectively. Substantially all of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the year ended December 31, 2009 and the three months ended March 31, 2010 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. For the three months ended March 31, 2010, our three largest customers collectively represented 39% of net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and in the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of $20.4 million.

Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on market served, whether the design-win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the digital set top box market a design-in can have a product life cycle of 18 to 24 months. In the automotive sector, the product life cycle of a design-in can range from 36 to 60 months. In the mobile television sector, the product life cycle can range from 12 to 36 months.

In March 2010, we completed the initial public offering, or IPO, of our Class A common stock in which we sold and issued 5,919,528 shares of Class A common stock, including 771,469 shares related to the exercise of the underwriters’ over-allotment, at an issue price of $14.00 per share. We raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of our then-outstanding convertible preferred stock outstanding automatically converted into 14,526,083 shares of our Class B common stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the quarter ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2009 contained in the final prospectus we filed with the Securities and Exchange Commission on March 24, 2010 relating to the IPO.

Results of Operations

The following describes the line items set forth in our condensed consolidated statements of operations.

Net Revenue. Net revenue is generated from sales of our RF receivers and RF receiver SoCs. Substantially all of our end customers purchase products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries, primarily by United Microelectronics Corporation, or UMC, an affiliate of one of our stockholders; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; amortization of production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.

Research and Development. Research and development expense includes personnel-related expenses, including stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred.

Selling, General and Administrative. Selling, general and administrative expense includes personnel-related expenses, including stock-based compensation, distributor and other third-party sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.

Interest Income. Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Interest Expense. Interest expense consists primarily of imputed interest on capital leases generally related to purchases of property and equipment.

Other Income (Expense). Other income (expense) generally consists of income (expense) generated from minor non-operating transactions.

Provision for Income Taxes. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the full amount of our deferred tax asset is uncertain. As a result, through March 31, 2010, we have not recorded any federal or state income tax benefit derived from the deferred tax asset in our statements of operations. Since we became profitable for the year ended December 31, 2009, a provision for income taxes has been recorded as we are unable to fully offset our alternative minimum taxable income due to limitations in our ability to fully utilize net operating loss carryforwards.

Comparison of the Three Months Ended March 31, 2010 and 2009

The following table presents a comparison of each line item in the condensed consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net revenue	100%	100%
Cost of net revenue	32	35

Gross profit	68	65
Operating expenses:
Research and development	38	44
Selling, general and administrative	22	20

Total operating expenses	60	64

Income from operations	8	1
Interest and other income	—	—

Income before income taxes	8	1
Provision for income taxes	—	—

Net income	8%	1%

Net Revenue

	Three Months Ended March 31,		% Change
	2010	2009
	(dollars in thousands)
Net revenue	$16,137	$8,771	84%

Our net revenue was $16.1 million in the three months ended March 31, 2010, as compared to $8.8 million in the three months ended March 31, 2009, an increase of $7.3 million or 84%. This increase was primarily attributable to an increase in shipments of our RF receiver products used in digital televisions, automotive displays, PCs and set top box devices for digital terrestrial television, digital terrestrial television, digital cable and IPTV applications. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market, which reflected a phase-out of consumer handset subsidies by Japanese service providers that began in the middle of 2008. A substantial portion of the increase in our digital terrestrial television RF receiver products was attributable to shipments of digital-to-analog converter set top boxes for European end markets, as well as an increase in shipments to the automotive digital television and PCTV markets in Japan. We expect sales of our second-generation global digital terrestrial device to continue to account for a substantial portion of our revenue and revenue growth, if any, as the European market undergoes a multi-year country-by-country conversion from analog to digital television. During 2009, our second-generation digital terrestrial device was successfully adopted by several digital-to-analog television converter set top box makers, principally original device manufacturers in China, for delivery in European end markets. Because some of our products may be deployed in multiple devices or geographic areas and our customers consist principally of distributors who sell our products to end customers, we do not always know how or where our products are deployed.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,		% Change
	2010	2009
	(dollars in thousands)
Cost of net revenue	$5,158	$3,062	68%
% of net revenue	32%	35%
Gross profit	10,979	5,709	92%
% of net revenue	68%	65%

Cost of net revenue and gross profit increased by $2.1 million and $5.3 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, reflecting an increase in gross profit as a percentage of revenue from 65% to 68%. The increase in cost of net revenue was principally due to increased sales of our second-generation global digital television RF receiver product. Cost of net revenue increased at a lesser rate than the increase in net revenue, however, principally as a result of improved unit costs associated with lower silicon die and manufacturing expenses as we transitioned our second generation global digital television RF receiver product to a 0.13µ CMOS manufacturing process technology from a 0.18µ technology. Lower package and assembly costs due to the choice of a smaller package and reduced test costs due to higher wafer yields were also significant contributors to the decrease in cost of net revenue. The rise in shipments and, to a lesser extent, the reduction in per unit manufacturing cost of the second-generation global digital television RF receiver products resulted in the increase in both the absolute gross profit and the gross profit percentage of net revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, or manufacturing costs.

Research and Development

	Three Months Ended March 31,		% Change
	2010	2009
	(dollars in thousands)
Research and development	$6,079	$3,863	57%
% of net revenue	38%	44%

Research and development expense for the three months ended March 31, 2010 was $6.1 million, an increase of $2.2 million, or 57%, from the three months ended March 31, 2009. The increase was primarily attributable to an increase in the number of new product development and existing product enhancement initiatives undertaken during 2009, which continued into the first quarter of 2010. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increase at $1.6 million (including $0.3 million of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount in the three months ended March 31, 2010 compared to the same period of the prior year. Also contributing to the increase were $0.2 million of acquired intellectual property and $0.4 million for supplies, travel and other costs. We expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended March 31,		% Change
	2010	2009
	(dollars in thousands)
Selling, general and administrative	$3,527	$1,736	103%
% of net revenue	22%	20%

Selling, general and administrative expense for the three months ended March 31, 2010 was $3.5 million, an increase of $1.8 million, or 103%, from the three months ended March 31, 2009. The year-to-year increase was primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, the increase was attributable to an additional $0.7 million of salary and benefit expenses (including $0.2 million in stock-based compensation), an additional $0.3 million of increased legal, accounting and other professional expenses, $0.3 million of distributor and rep sales commissions, $0.1 million of incremental consulting expenses and $0.1 million of additional travel-related costs. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest income	$16	$9
Interest expense	$(9)	$(17)
Other expense, net	$(2)	$—

Interest income increased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to higher cash and investment balances. Interest expense decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of lower debt balances.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were historically proceeds from issuances of convertible preferred stock and cash collections from customers. As of March 31, 2010, we had cash and cash equivalents of $68.9 million, investments of $25.6 million, and net accounts receivable of $8.1 million.

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2010 and December 31, 2009:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)
Working capital	$87,411	$11,029
Cash and cash equivalents	$68,875	$17,921

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2010. Net cash provided by operating activities primarily consisted of $1.3 million in net income plus $1.0 million in non-cash operating expenses less $0.2 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the three months ended March 31, 2010 included depreciation and amortization expense of $0.3 million and stock-based compensation of $0.6 million. Net cash used in operating activities was $1.4 million for the three months ended March 31, 2009. This primarily consisted of $0.1 million in net income, and $0.3 million in non-cash operating expenses offset by $1.8 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the three months ended March 31, 2009 included depreciation and amortization expense of $0.2 million and stock-based compensation of $0.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $26.8 million for the three months ended March 31, 2010. Net cash used in investing activities consisted of $25.6 million in purchases of securities, $0.7 million in purchases of property and equipment and $0.5 million in purchases of intangibles. Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2009. Net cash provided by investing activities included $1.8 million from the sale of securities less $0.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $75.6 million for the three months ended March 31, 2010. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $68.9 million of cash and cash equivalents and $25.6 million in investments at March 31, 2010, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our final prospectus filed by the Company with the Securities and Exchange Commission on March 24, 2010 relating to our Registration Statement on Form S-1/A (File No. 333-162947) for our IPO, except as noted below.

During January 2010, we entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and is scheduled to commence in April 2010 with an option to extend the lease for an additional five years. Future minimum payments under the operating lease for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and 2015 are $20,000, $83,000, $87,000, $90,000, $94,000 and $24,000, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of MaxLinear Limited is the United States dollar. The functional currency of MaxLinear Shanghai Limited is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of MaxLinear Shanghai Limited’s operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

Interest Rate Risk

We had cash of $68.9 million at March 31, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

Investments Risk

Our investments, consisting of U.S. Treasury and agency obligations and corporate notes and bonds, are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss).

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the final prospectus we filed on March 24, 2010 in connection with our initial public offering, which contains our financial statements for the year ended December 31, 2009, and in our other public filings.

Risks Related to Our Business

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results.

In the three months ended March 31, 2010, two customers accounted for 16% and 14%, respectively, of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. During the year ended December 31, 2009, Panasonic, Murata and MTC accounted for 23%, 13% and 12%, respectively, of our net revenue, and our ten largest customers collectively accounted for 83% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

•

substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

•	some of our customers have sought or are seeking relationships with current or potential competitors which may affect their purchasing decisions.

Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

In addition, our relationships with some customers may deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer these customers favorable prices on our products. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.

We face intense competition and expect competition to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The global semiconductor market in general, and the RF receiver market in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price, as well as on the basis of our customer support, the quality of our product roadmap and our reputation. We expect competition to increase and intensify as more and larger semiconductor companies as well as the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.

As our products are integrated into a variety of stationary and mobile electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and STB manufacturers, some of which may be our customers. Our primary competitors include Analog Devices, Inc., Broadcom Corporation, Entropic Communications, Inc., Maxim Integrated Products, Inc., Microtune, Inc., Newport Media Inc., NXP B.V., Silicon Laboratories Inc. and Xceive Corporation. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

Our business, revenue and revenue growth, if any, will depend in part on the timing and development of the global transition from analog to digital television, which is subject to numerous regulatory and business risks outside our control.

For the year ended December 31, 2009, a substantial majority of our revenue was attributable to demand for our products in the consumer market, consisting principally of sales of products ultimately incorporated in digital to analog converter boxes for sale to consumers in the European Union. For the three months ended March 31, 2010, sales of products for European converter boxes continued to represent a significant portion of our revenues, and demand for our RF receiver products used in Digital Terrestrial Television, or DTTV, applications, including digital televisions, automotive navigation displays, and PCTV, also accounted for a significant portion of our revenue. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTTV applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over several years. Most countries in Western Europe are expected to convert completely to digital television by 2012, with the transition in Eastern Europe expected to continue through 2015. Similarly, in Japan, there is a government mandate to completely switch off analog TV transmissions by 2012. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards did not take place or were substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and our competitors winning more competitive bid processes, known as “design wins.” In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

If we fail to penetrate new markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.

Currently, we sell most of our products to manufacturers of applications for digital television, automotive TV display and mobile electronic devices in Japan, and to Chinese manufacturers of set top boxes for sale in the European market. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, particularly in markets for cable set top boxes, automotive entertainment, set top boxes for internet protocol television, or IPTV, and digital television on personal computers, or PCTV. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

In the future, we expect cable set top boxes to represent our largest North American target market. The North American cable set top box market is dominated by only a few OEMs, including Motorola Inc., Cisco Systems, Inc., Arris Group, Inc. and Thomson S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies will require a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation and Time Warner Cable Inc. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.

Finally, the markets for IPTV and PCTV are new, still developing and relatively small. We have sold limited quantities of our products into these markets and cannot predict how or to what extent demand for our products in these markets will develop.

If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.

To date, a significant portion of our revenue has been attributable to demand for our products in markets for mobile electronic devices and the growth of these overall markets. These markets may not grow and develop in ways that we currently expect and are subject to substantial regulatory and market risks, any of which could have a material adverse effect on our business, revenue and operating results.

Sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods. The development of the market for mobile digital television will depend, among other factors, on regulatory decisions concerning adoption of mobile digital television standards, decisions by regulators and service providers concerning mobile television product offerings and agreements between service providers and content providers relating to economic aspects of mobile digital television broadcasts. Predicting how the global market for mobile digital television will develop is difficult because it is relatively new and subject to substantial regulatory and market risks, which vary from country to country.

Because of differences in international broadcast standards, government regulations and incentive structures, we expect substantial differences in the development of mobile television markets across different geographic markets. Major geographic markets have selected different broadcast standards and, once a standard is chosen, substantial infrastructure changes may be required to implement the standard and make mobile television generally available. We believe that it is unlikely that many service providers will commit to make mobile digital television available before a standard is selected and an implementation schedule established for their geographic service markets. In March 2008, the EU endorsed its standard for digital television, DVB-H; however, this spectrum is not yet available in all EU member countries. In October 2009, North America adopted ATSC-M/H, which is also referred to as A/153, as a digital mobile broadcast standard. Implementation of both DVB-H and ATSC-M/H will require substantial infrastructure improvements.

In addition to risks relating to standard-setting, we also expect governmental regulation of the pricing and content of mobile broadcasting and business decisions by service providers and content providers to have a material impact on the development of individual markets for mobile electronic devices. In 2009 and 2008, substantially all of the digital mobile television revenue was attributable to the Japanese market. From April 2006 until the end of March 2008, the Japanese government required that digital television programs broadcast on terrestrial digital television also be offered free of charge to the Japanese consumers on their mobile handsets. Moreover, until recently, Japanese service providers implemented pricing structures that subsidized the purchase of new handheld devices. In contrast, the European market has been characterized by subscription-based mobile digital television services, resulting in slower consumer adoption rates. Development of the European market has also been adversely affected by delays in agreements between service providers and content providers concerning the economic terms on which service providers will make these broadcasts available to subscribers. In China, conditional access issues relating to government control of content availability may limit the development of its mobile digital television market.

A portion of our mobile electronics customers supply the automotive entertainment market, which presents distinct risks. We cannot predict whether a substantial market will develop for broadcast digital television in automobiles, or if it does develop, whether we will be able to compete successfully in this market. Moreover, even if a market for broadcast digital television in automobiles does develop, government safety regulations could prohibit or limit the availability of broadcast television in automobiles. In addition, customers in the automotive market establish very demanding specifications for quality, performance and reliability. Minor product defects could damage our reputation in the automobile industry and result in a loss of future sales, even with customers with which we already may have obtained design wins.

As a result, we are unable to predict the timing or direction of the development of mobile digital television markets with any accuracy. In addition, because some of our products are not limited in the devices or geographic areas in which they may be deployed and we sell our products principally to distributors for subsequent sale to end user manufacturers, we cannot always determine with accuracy how, where or into which applications our products are being deployed. Delays in the development of, or unexpected developments in, these markets could have an adverse effect on order activity by mobile device manufacturers and, as a result, on our business, revenue, operating results and financial condition.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation, or UMC, at foundries in Taiwan and Singapore. We also use third-party contractors for all of our assembly and test operations.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

•	failure by us, our customers, or their end customers to qualify a selected supplier;

•	capacity shortages during periods of high demand;

•	reduced control over delivery schedules and quality;

•	shortages of materials;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us; and

•	potential increases in prices.

The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to the recent worldwide decline in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, our net revenue could decline and our business, financial condition and results of operations would be adversely affected.

Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in Taiwan and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse affect on our business, revenue and operating results.

We currently do not have long-term supply contracts with any of our third-party vendors, including UMC. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

To address capacity considerations, we are in the process of qualifying an additional semiconductor fabricator, but this qualification is not complete. Qualification will not occur if we identify a defect in the fabricator’s manufacturing process or if our customers choose not to invest the time and expense required to qualify the proposed fabricator. If full qualification of the fabricator does not occur, we may not be able to sell all of the materials produced by this fabricator or to fulfill demand for our products, which would adversely affect our business, revenue and operating results. In addition, the resulting write-off of unusable inventories would have an adverse effect on our operating results.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us our or competitors and for other reasons. We expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher operating margins, our revenue and gross margins will suffer. To maintain our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

Due to our limited operating history and our sell-through revenue recognition policy, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 2003 and did not begin to generate product revenue until the end of the fourth quarter of 2006. As a result, we have only a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In addition, because we record revenue from sales when our products are shipped to end customers by our distributors, some of the revenue we record in a quarter may be derived from sales of products shipped to distributors during previous quarters. This revenue recognition policy reduces our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $31.3 million in 2008 to approximately $51.4 million in 2009 and increased from approximately $8.8 million in the three months ended March 31, 2009 to approximately $16.1 million for the three months ended March 31, 2010. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;

•	add additional sales personnel and expand sales offices;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

•

enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.

Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the RF receiver or RF receiver SoC, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 96% of our net revenue in the year ended December 31, 2009 and 92% of our net revenue in the three months ended March 31, 2010. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

Our reserve estimates with respect to the products stocked by our distributors are based principally on reports provided to us by our distributors, typically on a monthly basis. To date, we believe that this data typically has been accurate. To the extent that this resale and channel inventory data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.

We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could negatively affect our inventory levels, sales and operating results.

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling more products to some customers. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.

We are focused on securing design wins to develop RF receivers and RF receiver SoCs for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes.

After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 12 to 36 months for the automotive TV display market. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.

Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.

Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	fluctuations in IC manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. We typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will ever recover these costs. A substantial amount of time may pass between a design win and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify its adverse impact on our results of operations.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $14.3 million in 2008, $19.8 million in 2009 and $6.1 million in the three months ended March 31, 2010. In 2009, we increased our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. Although we have reduced research and development spending in connection with the current economic downturn, we are committed to investing in new product development in order to stay competitive in our markets and plan to invest in process development and maintain research and development fabrication capabilities in order to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

Our business would be adversely affected by the departure of existing members of our senior management team.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Kishore Seendripu, Ph.D., our Chairman, President and Chief Executive Officer, Curtis Ling, Ph.D., our Chief Technical Officer and a Director, and Madhukar Reddy, Ph.D., our Vice President, IC and RF Systems Engineering. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance, and especially our design and technical personnel. We do not know whether we will be able to retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to warranty claims, product liability and product recalls.

From time to time, we are subject to warranty or product liability claims that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.

The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.

Highly complex products like our RF receivers and RF receiver SoCs may contain defects and bugs when they are first introduced or as new versions are released. Due to our limited operating history, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. As a result, our operating costs could be adversely affected.

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.

The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. We cannot guarantee that:

•	any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•

any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

•	we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.

In addition, our competitors or others may design around our protected patents or technologies. Effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. If we pursue litigation to assert our intellectual property rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only would this be time-consuming, but we would also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

In addition, we have a number of third-party patent and intellectual property license agreements. For example, we are a party to license agreements with Texas Instruments and NEC Electronics relating to demodulator technologies that are licensed specifically for the use in our products for cable set top boxes and mobile television handsets for the ISDB-T segment market in Japan and South America, respectively. Some of these license agreements require us to make one-time payments or ongoing royalty payments. Also, a few of our license agreements contain most-favored nation clauses or other price restriction clauses which may effect the amount we may charge for our products, processes or technology. We cannot guarantee that the third-party patents and technology we license will not be licensed to our competitors or others in the semiconductor industry. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

In connection with settling a trademark dispute with Linear Technology Corporation, we agreed not to register the “MAXLINEAR” mark or any other marks containing the term “LINEAR”. We may continue to use “MAXLINEAR” as a corporate identifier, including to advertise our products and services, but may not use that mark on our products. The agreement does not affect our ability to use our registered trademark “MxL”, which we use on our products. Due to our agreement not to register the “MAXLINEAR” mark, our ability to effectively prevent third parties from using the “MAXLINEAR” mark in connection with similar products or technology may be affected. If we are unable to protect our trademarks, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

The use of open source software in our products, processes and technology may expose us to additional risks and harm our intellectual property.

Our products, processes and technology sometimes utilize and incorporate software that is subject to an open source license. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third party software provider has incorporated certain types of open source software into software we license from such third party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide services and technology necessary for the operation of our business. Any failure of one or more of our vendors, suppliers or licensors to provide these services or technology could have a material adverse effect on our business.

We rely on third-party vendors to provide critical services, including, among other things, services related to accounting, billing, human resources, information technology, network development, network monitoring, in-licensing and intellectual property that we cannot or do not create or provide ourselves. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable and high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that these damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Additionally, we incorporate third-party technology into and with some of our products, and we may do so in future products. The operation of our products could be impaired if errors occur in the third-party technology we use. It may be more difficult for us to correct any errors in a timely manner if at all because the development and maintenance of the technology is not within our control. There can be no assurance that these third parties will continue to make their technology, or improvements to the technology, available to us, or that they will continue to support and maintain their technology. Further, due to the limited number of vendors of some types of technology, it may be difficult to obtain new licenses or replace existing technology. Any impairment of the technology or our relationship with these third parties could have a material adverse effect on our business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. Sales to end customers in Asia accounted for 99% our net revenue in the year ended December 31, 2009 and 96% of our net revenue in the three months ended March 31, 2010. Sales to end customers in Japan accounted for 54% of our net revenue in the year ended December 31, 2009 and 50% of our net revenue in the three months ended March 31, 2010. In addition, approximately 17% of our employees are located outside of the United States, including 29 in Asia and one in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•

restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	public health emergencies;

•	differing employment practices and labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	local business and cultural factors that differ from our customary standards and practices;

•	nationalization and expropriation;

•	changes in tax laws;

•	currency fluctuations relating to our international operating activities; and

•	difficulty in obtaining distribution and support.

Substantially all of our products are manufactured in Taiwan. Any conflict or uncertainty in this country, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

We also are subject to risks associated with international political conflicts involving the U.S. government. For example, we were recently instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. The loss of Polar Star as a distributor did not materially delay shipment of our products because Polar Star was a non-exclusive distributor and we had in place alternative distribution arrangements. However, we cannot provide assurances that similar disruptions of distribution arrangements in the future will not result in delayed shipments until we are able to identify alternative distribution channels, which could include a requirement to increase our direct sales efforts. Loss of a key distributor under similar circumstances could have an adverse effect on our business, revenues and operating results.

If we suffer losses to our facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The UMC foundries that manufacture all of our wafers are located in Taiwan and Singapore, and all of the third-party contractors who assemble and test our products also are located in Asia. In addition, our headquarters are located in Southern California. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. For example, in 2002 and 2003, major earthquakes occurred in Taiwan. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at the Carlsbad, California, Taiwan, Singapore or Shanghai facilities would materially and adversely affect our business.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Our business is subject to various international and U.S. laws and other legal requirements, including packaging, product content, labor and import/export regulations. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant costs to comply with these regulations or to remedy violations. Any failure by us to comply with applicable government regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.

We must conform the manufacture and distribution of our semiconductors to various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products in commerce until the products or component substances are brought into compliance.

We have identified deficiencies in our internal control over financial reporting in the past. If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our lack of staffing of personnel that oversee our financial statement close process. Specifically, we determined that we did not have accounting personnel with a sufficient level of technical expertise to provide required oversight for our accounting and financial reporting functions. For example, we did not have either a controller or director of financial reporting.

We have taken steps intended to remediate this material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. In particular, during 2009 we increased the size and expertise of our accounting staff. We are, however, still in the process of recruiting additional personnel and continue to rely on consultants within our finance organization. We are currently recruiting a Chief Financial Officer, and when he or she is retained, our current Vice President, Finance and Treasurer will assume full-time responsibility for treasury and financial planning functions. We are also recruiting a consultant to act as an internal auditor. In December 2009, we hired a full-time controller, who also serves as our Chief Accounting Officer and in April 2010 we hired a person responsible for SEC reporting. As a result of the additional finance staff hired during 2009, we determined that the material weakness that existed as of December 31, 2008 had been remediated.

Any inability to recruit and retain the finance personnel we require would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified finance professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal control. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our Class A common stock as well as an adverse effect on our business, operating results and financial condition.

If we fail to enhance our internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our Class A common stock may decline and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the New York Stock Exchange, or the NYSE. We may also be required to restate our financial statements from prior periods.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry is experiencing a significant downturn during the current global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our RF receivers and RF receiver SoCs. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

Our products must conform to industry standards in order to be accepted by end users in our markets.

Generally, our products comprise only a part of a communications device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which would harm our business.

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

Risks Relating to Our Class A Common Stock

The dual class structure of our common stock as contained in our charter documents will have the effect of allowing our founders, executive officers, employees and directors and their affiliates to limit your ability to influence corporate matters that you may consider unfavorable.

We sold Class A common stock in our initial public offering. Our founders, executive officers, directors and their affiliates and employees hold shares of our Class B common stock, which is not publicly traded. Until March 29, 2017, the dual class structure of our common stock will have the following effects with respect to the holders of our Class A common stock:

•	allows the holders of our Class B common stock to have the sole right to elect two management directors to the Board of Directors;

•

with respect to change of control matters, allows the holders of our Class B common stock to have ten votes per share compared to the holders of our Class A common stock who will have one vote per share on these matters; and

•

with respect to the adoption of or amendments to our equity incentive plans, allows the holders of our Class B common stock to have ten votes per share compared to the holders of our Class A common stock who will have one vote per share on these matters, subject to certain limitations.

Thus, our dual class structure will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial, which may adversely affect the market price of our Class A common stock.

The concentration of our capital stock ownership with our founders, executive officers, employees and our directors and their affiliates will limit your ability to influence corporate matters and their interests may differ from other stockholders.

As of March 31, 2010, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 72% of our Class B common stock, representing approximately 92% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 30% of our outstanding Class B common stock, representing approximately 37% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 35% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners, Battery Ventures and Mission Ventures. Representatives of U.S. Venture Partners, Battery Ventures and Mission Ventures are directors of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.

Our management team may invest or spend the proceeds from our initial public offering in ways with which you may not agree or in ways which may not yield a return.

The net proceeds from our initial public offering may be used for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire complementary businesses, products, services or technologies. However, we do not have any agreements or commitments for any specific acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase our operating results or market value. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions provide for the following:

•	authorize our Board of Directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•

specify that special meetings of our stockholders can be called only by our Board of Directors, our Chairman of the Board of Directors, the President of the Company or by unanimous written consent of our directors appointed by the holders of Class B common stock;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;

•

establish that our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms and with one Class B director being elected to each of Classes II and III;

•

provide for a dual class common stock structure, which provides our founders, current investors, executives and employees with significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	provide that our directors may be removed only for cause;

•

provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum, other than any vacancy in the two directorships reserved for the designees of the holders of Class B common stock, which may be filled only by the affirmative vote of the holders of a majority of the outstanding Class B common stock or by the remaining director elected by the Class B common stock (with the consent of founders holding a majority in interest of the Class B common stock over which the founders then exercise voting control);

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our share price may be volatile and you may be unable to sell your shares at or above the offering price, if at all.

Our shares of Class A common stock began trading on the New York Stock Exchange in March 2010. An active public market for our shares on the New York Stock Exchange may not be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our Class A common stock tends to be modest relative to our total outstanding shares, and the price of our Class A common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

In addition, the trading price of our Class A common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

•	general economic and market conditions.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, especially due to our dual-class voting structure, our share price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, especially with respect to our unique dual-class voting structure as to the election of directors, change of control matters and matters related to our equity incentive plans. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Of our total outstanding shares, 23,823,147 shares, or 76%, will be restricted from immediate resale but may be sold into the market in the near future. Future sales of our Class A common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2010, we had 7,410,714 shares of Class A common stock and 23,823,147 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. 23,823,147 shares of Class B common stock outstanding, based on shares outstanding as of March 31, 2010, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is September 25, 2010, subject to certain extensions.

The underwriters of our initial public offering may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

The holders of 13,034,896 shares of Class B common stock, or 41.7% of our total outstanding common stock, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. In addition, upon exercise of outstanding options by our executive officers and certain other employees, our executive officers and those other employees will be entitled to rights with respect to registration of the Class B common stock acquired on exercise. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register 9,877,133 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to a 180-day lock-up period and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. None of our senior executives has managed a public company prior to our becoming a public company in March 2010. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased the demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. Although we have already hired additional staff to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a newly public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

From January 1 to March 24, 2010, we granted stock options to purchase 208,692 shares of our Class B common stock at exercise prices of $8.72 to $9.18 per share to our employees and consultants under our 2004 Stock Plan. From January 1 to March 24, 2010, we issued and sold an aggregate of 51,270 shares of our Class B common stock to our employees and consultants at prices of $0.23 to $4.26 per share for an aggregate of $65,384 pursuant to exercises of options granted under our 2004 Stock Plan.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the Securities and Exchange Commission on March 23, 2010, which registered an aggregate of 7,410,714 shares of our Class A common stock, including 966,614 shares that the underwriters had the option to purchase to cover over-allotments. On March 29, 2010, 5,919,528 shares of Class A common stock were sold on our behalf, including 771,469 shares sold by us upon exercise in full of the underwriters’ over-allotment options, and 1,491,186 shares of Class A common stock were sold on behalf of the selling stockholders, including 195,145 shares sold by the selling stockholders upon exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $14.00 per share, for an aggregate gross offering price of $82,873,392 to us, and $20,876,604 to the selling stockholders. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., UBS Securities LLC, Thomas Weisel Partners LLC and Needham & Company, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $5.8 million in connection with the offering. In addition, we incurred additional costs of approximately $4.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $10.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling.

As of March 31, 2010, we had invested $72.9 million of net proceeds from the offering in commercial paper, corporate debt securities, government securities and government agency securities with the balance of the net proceeds held in money market funds. Through March 31, 2010, we have not used any of the net proceeds from the offering. We intend to use the proceeds for general corporate purposes, including working capital. In addition, we also may use a portion of the net proceeds to acquire complementary businesses, products, services or technologies. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	MAXLINEAR, INC.
(Registrant)

	By:	/s/ JOE D. CAMPA
Joe D. Campa
Vice President, Finance and Treasurer
(Principal Financial Officer)

/s/ PATRICK E. MCCREADY
Patrick E. McCready
Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.