Form 10-Q
period 2010-06-30
MAXLINEAR INC
filed 2010-07-30
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2010, the registrant has 7,410,714 shares of Class A common stock, par value $0.0001, and 23,846,613 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,780	$17,921
Investments, available-for-sale	74,219	—
Accounts receivable	8,350	9,707
Inventory	4,241	2,850
Prepaid and other current assets	1,361	262

Total current assets	105,951	30,740
Property and equipment, net	3,564	2,627
Intangible assets	880	—
Other long-term assets	177	2,406

Total assets	$110,572	$35,773

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,899	$4,162
Deferred revenue and deferred profit	7,218	9,850
Accrued expenses	1,560	1,346
Accrued compensation	1,888	1,721
Amounts due to related party	2,971	2,508
Current portion of capital lease obligations	113	124

Total current liabilities	16,649	19,711
Deferred rent	175	71
Capital lease obligations, net of current portion	65	115
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 22,492 shares authorized:
Series A convertible preferred stock, no shares and 11,696 shares authorized at June 30, 2010 (unaudited) and December 31, 2009, respectively; no shares and 7,554 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $15,351 at June 30, 2010 (unaudited) and December 31, 2009, respectively	—	15,351
Series B convertible preferred stock, no shares and 10,796 shares authorized at June 30, 2010 (unaudited) and December 31, 2009, respectively; no shares and 6,972 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $20,000 at June 30, 2010 (unaudited) and December 31, 2009, respectively	—	20,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares and 10,737 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	—	1
Class A common stock, $0.0001 par value; 500,000 shares authorized, 7,411 shares and no shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	1	—
Class B common stock, $0.0001 par value; 500,000 shares authorized, 23,843 shares and no shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	2	—
Additional paid-in capital	112,409	2,301
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(18,677)	(21,777)

Total stockholders’ equity (deficit)	93,683	(19,475)

Total liabilities and stockholders’ equity (deficit)	$110,572	$35,773

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$18,176	$11,176	$34,313	$19,947
Cost of net revenue	5,471	3,898	10,629	6,960

Gross profit	12,705	7,278	23,684	12,987
Operating expenses:
Research and development	6,922	4,955	13,001	8,818
Selling, general and administrative	4,194	2,119	7,721	3,855

Total operating expenses	11,116	7,074	20,722	12,673
Income from operations	1,589	204	2,962	314
Interest income	99	—	115	9
Interest expense	(7)	(9)	(16)	(26)
Other expense, net	(7)	(27)	(9)	(27)

Income before income taxes	1,674	168	3,052	270
Provision (benefit) for income taxes	(92)	15	(48)	25

Net income	1,766	153	3,100	245
Net income allocable to preferred stockholders	—	(153)	(1,215)	(245)

Net income attributable to common stockholders	$1,766	$—	$1,885	$—

Net income per share attributable to common stockholders (1):
Basic	$0.06	$—	$0.09	$—

Diluted	$0.05	$—	$0.08	$—

Shares used to compute net income per share attributable to common stockholders:
Basic	31,243	9,942	21,966	9,928

Diluted	34,492	10,437	24,871	10,457

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$3,100	$245
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	765	366
Amortization of investment premiums, net	352	(1)
Stock-based compensation	1,750	272
Write down of property and equipment	33	32
Changes in operating assets and liabilities:
Accounts receivable	1,357	(3,188)
Inventory	(1,391)	1,204
Prepaid and other assets	(1,195)	(82)
Accounts payable and accrued expenses	(1,884)	2,182
Amounts due to related party	463	862
Accrued compensation	(143)	774
Deferred revenue and deferred profit	(2,632)	(1,677)
Deferred rent	104	—

Net cash provided by operating activities	679	989
Investing Activities
Purchase of property and equipment	(1,181)	(469)
Purchases of intangibles	(613)	—
Purchases of available-for-sale securities	(74,622)	—
Sales of available-for-sale securities	—	1,800

Net cash (used in) provided by investing activities	(76,416)	1,331
Financing Activities
Payments on capital leases	(61)	(54)
Proceeds on exercise of common stock options, net of repurchases	107	58
Proceeds from initial public offering, net of costs	75,550	—

Net cash provided by financing activities	75,596	4

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Increase (decrease) in cash and cash equivalents	(141)	2,322

Cash and cash equivalents at beginning of period	17,921	7,919

Cash and cash equivalents at end of period	$17,780	$10,241

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$21

Cash paid for taxes	$—	$1

Supplemental disclosures of non cash investing and financing information:
Unrealized loss on available-for-sale securities	$(52)	$(2)

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MaxLinear and its wholly owned subsidiaries MaxLinear Shanghai Limited and MaxLinear Limited. In October 2007, MaxLinear Shanghai Limited was incorporated under the laws of the Republic of China and established for the purpose of providing support for the integrated circuit design. In November 2009, MaxLinear Limited was incorporated under the laws of the Islands of Bermuda and had no significant operations through June 30, 2010. All intercompany transactions and investments have been eliminated in consolidation.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the final prospectus filed by the Company with the Securities and Exchange Commission on March 24, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-162947) for the Company’s IPO.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Historical
Numerator:
Net income	$1,766	$153	$3,100	$245
Income allocable to preferred stockholders	—	(153)	(1,215)	(245)

Net income attributable to common stockholders	$1,766	$—	$1,885	$—

Denominator:
Weighted average common shares outstanding	31,243	9,942	21,966	9,929
Weighted average unvested shares of common stock subject to repurchase	—	—	—	(1)

Weighted average common shares outstanding - basic	31,243	9,942	21,966	9,928
Common equivalent shares from options to purchase common stock	3,249	495	2,905	529

Weighted average common shares outstanding - diluted	34,492	10,437	24,871	10,457

Net income per share:
Basic	$0.06	$—	$0.09	$—

Diluted	$0.05	$—	$0.08	$—

The following table presents a summary of the Company’s weighted average, common equivalent shares of potentially dilutive securities not included in the calculation of diluted net income per share due to its anti-dilutive nature:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Preferred stock	—	14,526	—	14,526
Common stock options	374	2,897	374	2,897

	374	17,423	374	17,423

3. Financial Instruments

The composition of financial instruments is as follows:

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$57	$—	$—	$57
Government-sponsored enterprise securities	36,484	12	(2)	36,494
Corporate debt securities	39,987	6	(68)	39,925

	76,528	18	(70)	76,476
Less amounts included in cash and cash equivalents	(2,257)	—	—	(2,257)

	$74,271	$18	$(70)	$74,219

The Company had no financial instruments as of December 31, 2009.

As of June 30, 2010, the gross unrealized losses of $70 represent a temporary impairment on the government-sponsored enterprise and corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates. As of June 30, 2010, the Company held two corporate debt securities having maturities greater than one year but less that two years with an aggregate amortized cost and fair value of $6,872 and $6,866, respectively, with the remaining investment securities having maturities of less than one year.

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, bur corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2010
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$57	$57	$—	$—
Government-sponsored enterprise securities	36,494	—	36,494	—
Corporate debt securities	39,925	—	39,925	—

	$76,476	$57	$76,419	$—

4. Balance Sheet Details

Inventory consists of the following:

	June 30, 2010	December 31, 2009
Work-in-process	$4,088	$1,615
Finished goods	153	1,235

	$4,241	$2,850

Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2010	December 31, 2009
Furniture and fixtures	5	$272	$270
Machinery and equipment	5	3,982	3,223
Masks and production equipment	2	1,583	824
Software	3	510	478
Leasehold improvements	4-5	146	97

		6,493	4,892
Less accumulated depreciation and amortization		(2,929)	(2,265)

		$3,564	$2,627

The net book value of property and equipment acquired under capital leases totaled $143 and $207 at June 30, 2010 and December 31, 2009, respectively.

Deferred revenue and deferred profit consist of the following:

	June 30, 2010	December 31, 2009
Deferred revenue—rebates	$287	$202
Deferred revenue—distributor transactions	9,521	12,546
Deferred cost of net revenue—distributor transactions	(2,590)	(2,898)

	$7,218	$9,850

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accrued software license payments	$359	$162
Accrued professional fees	415	546
Accrued intangible assets purchases	388	—
Accrued inventory purchases	—	262
Other	398	376

	$1,560	$1,346

5. Licensing Agreements and Lease Commitments

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with software licensing agreements was $456 and $915 for the three and six months ended June 30, 2010, respectively. Research and development expense associated with software licensing agreements was $534 and $998 for the three and six months ended June 30, 2009, respectively. Research and development expense associated with intellectual property licensing agreements was $105 and $299 for the three and six months ended June 30, 2010, respectively. Research and development expense associated with intellectual property licensing agreements was $849 for the three and six months ended June 30, 2009. The Company had milestone-related payment commitments of $450 as well as production-related royalty commitments related to acquired intellectual property at June 30, 2010.

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

The Company had firm purchase order commitments for the acquisition of inventory as of June 30, 2010 and December 31, 2010 of $6,023 and $4,380, respectively.

6. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock-based awards to employees. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of income based on the department to which the related employee reports. The fair value of employee stock-based awards was estimated at the grant date using the following assumptions:

Equity Incentive Plan Shares

	Six Months Ended June 30,
	2010	2009
Weighted-average grant date fair value per share	$7.21	$0.42

Risk-free interest rate	2.79%	2.12%
Dividend yield	—	—
Expected life (years)	6.05	6.08
Volatility	55.00%	56.00%

Employee Stock Purchase Plan Shares

	Six Months Ended June 30,
	2010	2009
Weighted-average grant date fair value per share	$7.04	$—

Risk-free interest rate	0.29%	—
Dividend yield	—	—
Expected life (years)	0.60	—
Volatility	34.11%	—

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

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $69 and $127 for the three and six months ended June 30, 2010, respectively. Stock-based compensation expense related to non-employee consultants totaled $2 and $4 for the three and six months ended June 30, 2009, respectively.

The Company recognized stock-based compensation in the statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of net revenue	$21	$—	$33	$—
Research and development	676	89	1,017	179
Selling, general and administrative	434	46	700	93

	$1,131	$135	$1,750	$272

Employee Benefit Plans

In connection with the closing of its IPO, the Company’s 2010 Equity Incentive Plan, or 2010 Plan, and 2010 Employee Stock Purchase Plan, or ESPP, became effective.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued initially pursuant to stock awards under the 2010 Plan is 14,222,479 shares, including (a) a new number of shares reserved for issuance under the 2010 Plan of 9,041,591 shares; (b) the 222,519 shares that have been reserved but not issued pursuant to any awards granted under the Company’s 2004 Stock Plan and are not subject to any awards granted thereunder as of the March 23, 2010 effective date of the Company’s IPO; and (c) shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

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

7. Income Taxes

The effective tax rate for the three and six months ended June 30, 2010 was (5.5)% and (1.6)%, respectively, compared to 8.9% and 9.3% for the three and six months ended June 30, 2009, respectively. The income tax benefit and expense is primarily related to federal and state alternative minimum taxes and foreign taxes. As of June 30, 2010, due to an uncertainty in this tax liability, the Company reversed $132 of previously recorded federal alternative minimum tax expense.

During the six months ended June 30, 2010, the Company’s unrecognized tax benefits increased by $92. The Company does not anticipate its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2010.

8. Related-Party Transactions

For the three and six months ended June 30, 2010, the Company recorded charges of $4,668 and $7,598, respectively, related to wafer inventory purchased from, and research and development expenses incurred with, an affiliate of one of the Company’s stockholders. For the three and six months ended June 30, 2009, the Company recorded charges of $2,331 and $2,643, respectively, related to wafer inventory purchased from, and research and development expenses incurred with, an affiliate of one of the Company’s stockholders. Accounts payable to this stockholder at June 30, 2010 and December 31, 2009 were $2,971 and $2,508, respectively.

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

•

In the first half of 2010, we began commercial shipments of our global digital television SoC product, our cable RF receiver SoC for North America and DVB-C set top boxes, and our global hybrid digital/analog television RF receiver SoC with built in USB interface.

Our net revenue has grown from approximately $600,000 in 2006 to $51.4 million in 2009. Through 2008, a substantial majority of our net revenue was derived from sales of our mobile handset digital television receivers in the Japanese market. More recently, in 2009 and in the six months ended June 30, 2010, a majority of our net revenue was derived from sales of global digital television RF receiver products for digital set top box applications, automotive navigation displays and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes for the cable industry, trends in the development of markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 99%, 97%, and 92% of our net revenues in the years ended December 31, 2009, 2008, and 2007, respectively; 98%, and 97% of net revenue in the three and six months ended June 30, 2010, respectively; and 99% of net revenue in each of the three and six month periods ended June 30, 2009. Substantially all of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the year ended December 31, 2009 and the six months ended June 30, 2010 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Our three largest customers collectively represented 41% and 39% of net revenue for the three and six months ended June 30, 2010, respectively. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and in the three and six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of $18.7 million.

Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on market served, whether the design-win is with an existing or a new customer, and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the digital set top box market a design-in can have a product life cycle of 18 to 24 months. In the automotive sector, the product life cycle of a design-in can range from 36 to 60 months. In the mobile television sector, the product life cycle can range from 12 to 36 months.

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

There were no significant changes during the quarter ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2009 contained in the final prospectus we filed with the Securities and Exchange Commission on March 24, 2010 relating to the IPO.

Results of Operations

The following describes the line items set forth in our condensed consolidated statements of income.

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

Provision for Income Taxes. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the full amount of our deferred tax asset is uncertain. As a result, through June 30, 2010, we have not recorded any federal or state income tax benefit derived from the deferred tax asset in our statements of income. A provision for income taxes has been recorded as we are unable to fully offset our alternative minimum taxable income due to limitations in our ability to fully utilize net operating loss carryforwards.

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

The following table presents a comparison of each line item in the condensed consolidated statements of income as a percentage of revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of net revenue	30	35	31	35

Gross profit	70	65	69	65
Operating expenses:
Research and development	38	44	38	44
Selling, general and administrative	23	19	22	20

Total operating expenses	61	63	60	64

Income from operations	9	2	9	1
Interest and other income (expense)	—	—	—	—

Income before income taxes	9	2	9	1
Provision (benefit) for income taxes	(1)	—	—	—

Net income	10%	2%	9%	1%

Net Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Net revenue	$18,176	$11,176	63%	$34,313	$19,947	72%

Our net revenue increased by $7.0 million, or 63%, from $11.2 million in the three months ended June 30, 2009 to $18.2 million in the three months ended June 30, 2010. Our net revenue increased by $14.4 million, or 72%, from $19.9 million for the six months ended June 30, 2009 to $34.3 million for the six months ended June 30, 2010. The increases between these respective three and six month periods were primarily attributable to an increase in shipments of our RF receiver products used in digital televisions, automotive displays, PCs and set top box devices for digital terrestrial television, digital terrestrial television, digital cable and IPTV applications. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market, which reflected a phase-out of consumer handset subsidies by Japanese service providers that began in the middle of 2008. In particular, the largest portions of the increases were attributable to shipments and related revenue for digital televisions, the Japanese PCTV and automotive markets, and digital terrestrial TV set top boxes.

We expect sales of our RF receiver products used for digital televisions and digital cable, and our RF receiver SoC’s for digital cable and digital terrestrial television to account for a substantial portion of our revenue growth, if any. Demand for our products will depend on several factors including the rate of the worldwide transition from analog to digital television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia contents and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$5,471	$3,898	40%	$10,629	$6,960	53%
% of net revenue	30%	35%		31%	35%
Gross profit	12,705	7,278	75%	23,684	12,987	82%
% of net revenue	70%	65%		69%	65%

Cost of net revenue and gross profit increased by $1.6 million and $5.4 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, reflecting an increase in gross profit as a percentage of revenue from 65% to 70%. Cost of net revenue and gross profit increased by $3.7 million and $10.7 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, reflecting an increase in gross profit as a percentage of revenue from 65% to 69%. These year-over-year increases in cost of net revenue were principally due to increased sales of our second-generation global digital television RF receiver product. Cost of net revenue increased at a lesser rate than the increase in net revenue, however, principally as a result of improved unit costs associated with lower silicon die and manufacturing expenses as we transitioned our second generation global digital television RF receiver product to a 0.13µ CMOS manufacturing process technology from a 0.18µ technology. Lower package and assembly costs due to the choice of a smaller package and reduced test costs due to higher wafer yields were also significant contributors to the decrease in cost of net revenue as a percentage of net revenue. The rise in shipments and, to a lesser extent, the reduction in per unit manufacturing cost of the second-generation global digital television RF receiver products resulted in the increase in both the absolute gross profit and the gross profit percentage of net revenue in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, or manufacturing costs.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Research and development	$6,922	$4,955	40%	$13,001	$8,818	47%
% of net revenue	38%	44%		38%	44%

Research and development expense for the three months ended June 30, 2010 was $6.9 million, an increase of $2.0 million, or 40%, from the three months ended June 30, 2009. Research and development expense for the six months ended June 30, 2010 was $13.0 million, an increase of $4.2 million, or 47%, from the six months ended June 30, 2009. These year-over-year increases were primarily attributable to an increase in the overall number of new product development and existing product enhancement initiatives. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increases at $2.4 million for the three month periods and $4.0 million for the six month periods (including $0.6 million and $0.8 million, respectively, of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount compared to the same three and six month periods of the prior year. Also contributing to the increases were additional expenses for supplies, travel and other costs, offset by a decrease in acquired intellectual property compared to the same three and six month periods of the prior year.

We expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$4,194	$2,119	98%	$7,721	$3,855	100%
% of net revenue	23%	19%		22%	20%

Selling, general and administrative expense for the three months ended June 30, 2010 was $4.2 million, an increase of $2.1 million, or 98%, from the three months ended June 30, 2009. Selling, general and administrative expense for the six months ended June 30, 2010 was $7.7 million, an increase of $3.9 million, or 100%, from the six months ended June 30, 2009. These year-over-year increases were primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, the increases were attributable in part to an additional $1.0 million of incremental salary and benefit expenses in the three month period and $1.7 million in the six month period (including $0.4 million and $0.6 million, respectively, in stock-based compensation). Also contributing to the increases were incremental legal, accounting and other professional expenses associated with becoming a public company, distributor and representative sales commissions driven by increasing revenue, consulting expenses, travel-related costs, and occupancy expenses.

We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest income	$99	$—	$115	$9
Interest expense	$(7)	$(9)	$(16)	$(26)
Other expense, net	$(7)	$(27)	$(9)	$(27)

Interest income increased in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO. Interest expense decreased in the three months and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 as a result of lower debt balances.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of June 30, 2010, we had cash and cash equivalents of $17.8 million, investments of $74.2 million, and net accounts receivable of $8.4 million.

Following is a summary of our working capital and cash and cash equivalents as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Working capital	$89,302	$11,029
Cash and cash equivalents	$17,780	$17,921

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2010. Net cash provided by operating activities primarily consisted of $3.1 million in net income plus $2.9 million in non-cash operating expenses less $5.3 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the six months ended June 30, 2010 included depreciation and amortization expense of $0.8 million, amortization of investment premiums, net of $0.3 million and stock-based compensation of $1.8 million. Net cash used in operating activities was $1 million for the six months ended June 30, 2009. This primarily consisted of $0.2 million in net income, $0.7 million in non-cash operating expenses and $0.1 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the six months ended June 30, 2009 included depreciation and amortization expense of $0.4 million and stock-based compensation of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $76.4 million for the six months ended June 30, 2010. Net cash used in investing activities consisted of $74.6 million in purchases of securities, $1.2 million in purchases of property and equipment and $0.6 million in purchases of intangibles. Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2009. Net cash provided by investing activities included $1.8 million from the sale of securities less $0.5 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $75.6 million for the six months ended June 30, 2010. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $17.8 million of cash and cash equivalents and $74.2 million in investments at June 30, 2010, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our final prospectus filed by the Company with the Securities and Exchange Commission on March 24, 2010 relating to our Registration Statement on Form S-1/A (File No. 333-162947) for our IPO.

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

Interest Rate Risk

We had cash of $17.8 million at June 30, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended June 30, 2010, two customers accounted for 22% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 81% of our net revenue. In the six months ended June 30, 2010, two customers accounted for 19% and 11%, respectively, of our net revenue and our ten largest customers collectively accounted for 77% of our net revenue. During the year ended December 31, 2009, Panasonic, Murata and MTC accounted for 23%, 13% and 12%, respectively, of our net revenue, and our ten largest customers collectively accounted for 83% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

For the year ended December 31, 2009, a substantial majority of our revenue was attributable to demand for our products in the consumer market, consisting principally of sales of products ultimately incorporated in digital to analog converter boxes for sale to consumers in the European Union. For the three and six months ended June 30, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTTV, including digital televisions, automotive navigation displays, set top box devices and PCTV, represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTTV applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over several years. Most countries in Western Europe are expected to convert completely to digital television by 2012, with the transition in Eastern Europe expected to continue through 2015. Similarly, in Japan, there is a government mandate to completely switch off analog TV transmissions by 2012. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards did not take place or were substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. For example, in certain countries in Europe, the deadline for the digital transition conversion is expected to be extended, due in part to economic and political uncertainty in Greece specifically and in the European Union generally.

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

Currently, we sell most of our products to manufacturers of applications for digital television, automotive TV display and mobile electronic devices in Japan, and to Chinese manufacturers of set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, particularly in markets for cable set top boxes, automotive entertainment, set top boxes for internet protocol television, or IPTV, and digital television on personal computers, or PCTV. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

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

In addition to risks relating to standard-setting, we also expect governmental regulation of the pricing and content of mobile broadcasting and business decisions by service providers and content providers to have a material impact on the development of individual markets for mobile electronic devices. In 2009 and 2008, substantially all of our digital mobile television revenue was attributable to the Japanese market. From April 2006 until the end of March 2008, the Japanese government required that digital television programs broadcast on terrestrial digital television also be offered free of charge to the Japanese consumers on their mobile handsets. Moreover, until recently, Japanese service providers implemented pricing structures that subsidized the purchase of new handheld devices. In contrast, the European market has been characterized by subscription-based mobile digital television services, resulting in slower consumer adoption rates. Development of the European market has also been adversely affected by delays in agreements between service providers and content providers concerning the economic terms on which service providers will make these broadcasts available to subscribers. In China, conditional access issues relating to government control of content availability may limit the development of its mobile digital television market.

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

Continued adverse U.S. and international economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.

Since September 2008, the global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from U.S. and foreign governments. Recently, the credit crisis has reemerged in Europe with threats of credit default by certain member countries of the European Union such as Greece, Spain and Portugal, and by substantial budgetary and fiscal constraints, including proposals for severe budget reductions in larger European Union countries such as Germany and the United Kingdom. Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as mobile telephones, televisions, automobiles, and upgraded cable set top boxes. Many of these purchases are discretionary. In addition, our recent revenue growth has been attributable in large part to purchases of digital-to-analog set top converter boxes in various geographies including Europe. Partially in response to economic and political developments, Greece recently extended the date for its deadline for switching to exclusive digital television broadcasts. Similar extensions in other European countries could adversely affect our revenue and growth. These events, together with the current adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.

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

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $31.3 million in 2008 to approximately $51.4 million in 2009, increased from approximately $11.2 million in the three months ended June 30, 2009 to approximately $18.2 million for the three months ended June 30, 2010, and increased from approximately $19.9 million in the six months ended June 30, 2009 to approximately $34.3 million for the six months ended June 30, 2010. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;

•	add sales personnel and expand sales offices;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

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

Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the RF receiver or RF receiver SoC, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 96% of our net revenue in the year ended December 31, 2009 and 95% and 93% of our net revenue in the three and six months ended June 30, 2010, respectively. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $14.3 million in 2008, $19.8 million in 2009 and $6.9 million and $13.0 million in the three and six months ended June 30, 2010, respectively. In 2009, we increased our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. Although we have reduced research and development spending in connection with the current economic downturn, we are committed to investing in new product development in order to stay competitive in our markets and plan to invest in process development and maintain research and development fabrication capabilities in order to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

We sell our products throughout the world. Sales to end customers in Asia accounted for 99% our net revenue in the year ended December 31, 2009 and 98% and 97% of our net revenue in the three and six months ended June 30, 2010, respectively. Sales to end customers in Japan accounted for 54% of our net revenue in the year ended December 31, 2009 and 61% and 56% of our net revenue in the three and six months ended June 30, 2010. In addition, approximately 19% of our employees are located outside of the United States, including 37 in Asia and one in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

We have taken steps intended to remediate this material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. In particular, during 2009 we increased the size and expertise of our accounting staff. We are, however, still in the process of recruiting additional personnel and continue to rely on consultants within our finance organization. We are currently recruiting a Chief Financial Officer, and when he or she is retained, our current Vice President, Finance and Treasurer will assume full-time responsibility for treasury and financial planning functions. In December 2009, we hired a full-time controller, who also serves as our Chief Accounting Officer and in April 2010 we hired a person responsible for SEC reporting. We are using internal resources to perform internal audit activities. As a result of the additional finance staff hired during 2009, we determined that the material weakness that existed as of December 31, 2008 had been remediated.

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

As of June 30, 2010, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 72% of our Class B common stock, representing approximately 92% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 30% of our outstanding Class B common stock, representing approximately 37% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 35% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners, Battery Ventures and Mission Ventures. Representatives of U.S. Venture Partners, Battery Ventures and Mission Ventures are directors of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.

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

Of our total outstanding shares, 23,842,757 shares, or 76%, will be restricted from immediate resale but may be sold into the market in the near future. Future sales of our Class A common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2010, we had 7,410,714 shares of Class A common stock and 23,842,757 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. 23,842,757 shares of Class B common stock outstanding, based on shares outstanding as of June 30, 2010, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is September 25, 2010, subject to certain extensions.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended June 30, 2010, we issued an aggregate of 70,880 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan and since July 1, 2010 through July 30, 2010, we issued an aggregate of 4,456 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.1 million in the fiscal quarter ended June 30, 2010, and approximately $4,600 in the period since July 1, 2010 through July 30, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of July 30, 2010 options to purchase an aggregate of 4,775,092 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2010, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
21.1	List of subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010	MAXLINEAR, INC.

(Registrant)

	By:	/s/ JOE D. CAMPA
Joe D. Campa
Vice President, Finance and Treasurer
(Principal Financial Officer)

/s/ PATRICK E. McCREADY
Patrick E. McCready
Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
21.1	List of subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.