Form 10-Q
period 2010-09-30
MAXLINEAR INC
filed 2010-10-29
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 25, 2010, the registrant has 10,767,676 shares of Class A common stock, par value $0.0001, and 20,582,532 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,290	$17,921
Investments, available-for-sale	76,591	—
Accounts receivable	4,538	9,707
Inventory	6,357	2,850
Prepaid and other current assets	1,219	262

Total current assets	109,995	30,740
Property and equipment, net	4,078	2,627
Intangible assets	947	—
Other long-term assets	180	2,406

Total assets	$115,200	$35,773

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,800	$4,162
Deferred revenue and deferred profit	10,530	9,850
Accrued expenses	1,321	1,346
Accrued compensation	2,395	1,721
Amounts due to related party	2,309	2,508
Current portion of capital lease obligations	104	124

Total current liabilities	18,459	19,711
Deferred rent	234	71
Capital lease obligations, net of current portion	42	115
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 22,492 shares authorized:
Series A convertible preferred stock, no shares and 11,696 shares authorized at September 30, 2010 (unaudited) and December 31, 2009, respectively; no shares and 7,554 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $15,351 at September 30, 2010 (unaudited) and December 31, 2009, respectively	—	15,351
Series B convertible preferred stock, no shares and 10,796 shares authorized at September 30, 2010 (unaudited) and December 31, 2009, respectively; no shares and 6,972 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively; liquidation preference of $0 and $20,000 at September 30, 2010 (unaudited) and December 31, 2009, respectively	—	20,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares and 10,737 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	—	1
Class A common stock, $0.0001 par value; 500,000 shares authorized, 10,541 shares and no shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	1	—
Class B common stock, $0.0001 par value; 500,000 shares authorized, 20,760 shares and no shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	2	—
Additional paid-in capital	113,713	2,301
Accumulated other comprehensive income	74	—
Accumulated deficit	(17,325)	(21,777)

Total stockholders’ equity (deficit)	96,465	(19,475)

Total liabilities and stockholders’ equity (deficit)	$115,200	$35,773

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$18,523	$16,200	$52,836	$36,147
Cost of net revenue	5,487	5,564	16,116	12,524

Gross profit	13,036	10,636	36,720	23,623
Operating expenses:
Research and development	7,298	5,324	20,299	14,142
Selling, general and administrative	4,120	2,941	11,841	6,796

Total operating expenses	11,418	8,265	32,140	20,938
Income from operations	1,618	2,371	4,580	2,685
Interest income	106	18	221	27
Interest expense	(6)	(14)	(22)	(40)
Other expense, net	(20)	—	(29)	(27)

Income before income taxes	1,698	2,375	4,750	2,645
Provision for income taxes	346	209	298	234

Net income	1,352	2,166	4,452	2,411
Net income allocable to preferred stockholders	—	(2,166)	(1,215)	(2,411)

Net income attributable to common stockholders	$1,352	$—	$3,237	$—

Net income per share attributable to common stockholders (1):
Basic	$0.04	$—	$0.13	$—

Diluted	$0.04	$—	$0.12	$—

Shares used to compute net income per share attributable to common stockholders:
Basic	31,264	10,030	25,100	9,963

Diluted	34,036	12,142	27,960	11,019

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$4,452	$2,411
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	1,282	581
Amortization of investment premiums, net	813	(1)
Stock-based compensation	2,977	474
Write down of property and equipment	33	32
Changes in operating assets and liabilities:
Accounts receivable	5,170	(3,526)
Inventory	(3,507)	1,706
Prepaid and other assets	(1,067)	(835)
Accounts payable and accrued expenses	(3,166)	1,990
Amounts due to related party	(200)	1,678
Accrued compensation	673	1,181
Deferred revenue and deferred profit	680	(1,156)
Deferred rent	163	—

Net cash provided by operating activities	8,303	4,535
Investing Activities
Purchase of property and equipment	(2,100)	(1,056)
Purchases of intangibles	(1,135)	—
Purchases of available-for-sale securities	(77,339)	—
Sales of available-for-sale securities	—	1,800

Net cash (used in) provided by investing activities	(80,574)	744
Financing Activities
Payments on capital leases	(93)	(79)
Proceeds on exercise of common stock options, net of repurchases	183	232
Proceeds from initial public offering, net of costs	75,550	35

Net cash provided by financing activities	75,640	188

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Increase in cash and cash equivalents	3,369	5,464

Cash and cash equivalents at beginning of period	17,921	7,919

Cash and cash equivalents at end of period	$21,290	$13,383

Supplemental disclosures of cash flow information:
Cash paid for interest	$22	$35

Cash paid for taxes	$275	$371

Supplemental disclosures of non cash investing and financing information:
Unrealized gain (loss) on available-for-sale securities	$65	$(2)

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MaxLinear and its wholly owned subsidiaries MaxLinear Shanghai Limited, MaxLinear Limited and MaxLinear Asia Limited. In October 2007, MaxLinear Shanghai Limited was incorporated under the laws of the Republic of China and established for the purpose of providing support for the integrated circuit design. In November 2009, MaxLinear Limited was incorporated under the laws of the Islands of Bermuda and had no significant operations through September 30, 2010. In July 2010, MaxLinear Asia Limited was incorporated under the laws of Malaysia and had no significant operations through September 30, 2010. All intercompany transactions and investments have been eliminated in consolidation.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the final prospectus filed by the Company with the Securities and Exchange Commission on March 24, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-162947) for the Company’s IPO.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) income includes certain changes in equity that are excluded from net income (loss), such as unrealized holding gains and losses on available-for-sale investments, net of tax, and translation gains and losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Historical
Numerator:
Net income	$1,352	$2,166	$4,452	$2,411
Income allocable to preferred stockholders	—	(2,166)	(1,215)	(2,411)

Net income attributable to common stockholders	$1,352	$—	$3,237	$—

Denominator:
Weighted average common shares outstanding - basic	31,264	10,030	25,100	9,963
Common equivalent shares from options to purchase common stock	2,772	2,112	2,860	1,056

Weighted average common shares outstanding - diluted	34,036	12,142	27,960	11,019

Net income per share:
Basic	$0.04	$—	$0.13	$—

Diluted	$0.04	$—	$0.12	$—

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents a summary of the Company’s weighted average, common equivalent shares of potentially dilutive securities not included in the calculation of diluted net income per share due to its anti-dilutive nature:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Preferred stock	—	14,526	—	14,526
Common stock options	842	839	842	839

	842	15,365	842	15,365

3. Financial Instruments

The composition of financial instruments is as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$219	$—	$—	$219
Government-sponsored enterprise securities	41,457	23	—	41,480
Corporate debt securities	35,069	47	(5)	35,111

	76,745	70	(5)	76,810
Less amounts included in cash and cash equivalents	(219)	—	—	(219)

	$76,526	$70	$(5)	$76,591

The Company had no financial instruments as of December 31, 2009.

As of September 30, 2010, the gross unrealized losses of $5 represent a temporary impairment on the corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates. As of September 30, 2010, the Company held a government-sponsored enterprise security and a corporate debt security having maturities greater than one year but less than two years with an aggregate amortized cost and fair value of $9,199 and $9,221, respectively, with the remaining investment securities having maturities of less than one year.

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

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

	Balance at September 30, 2010	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$219	$219	$—	$—
Government-sponsored enterprise securities	41,480	—	41,480	—
Corporate debt securities	35,111	—	35,111	—

	$76,810	$219	$76,591	$—

4. Balance Sheet Details

Inventory consists of the following:

	September 30, 2010	December 31, 2009
Work-in-process	$4,027	$1,615
Finished goods	2,330	1,235

	$6,357	$2,850

Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2010	December 31, 2009
Furniture and fixtures	5	$274	$270
Machinery and equipment	5	4,454	3,223
Masks and production equipment	2	1,996	824
Software	3	544	478
Leasehold improvements	4-5	151	97

		7,419	4,892
Less accumulated depreciation and amortization		(3,341)	(2,265)

		$4,078	$2,627

The net book value of property and equipment acquired under capital leases totaled $117 and $207 at September 30, 2010 and December 31, 2009, respectively.

Deferred revenue and deferred profit consist of the following:

	September 30, 2010	December 31, 2009
Deferred revenue—rebates	$381	$202
Deferred revenue—distributor transactions	13,740	12,546
Deferred cost of net revenue—distributor transactions	(3,591)	(2,898)

	$10,530	$9,850

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accrued software license payments	$454	$162
Accrued professional fees	297	546
Accrued intangible assets purchases	25	—
Accrued inventory purchases	—	262
Other	545	376

	$1,321	$1,346

5. Licensing Agreements and Lease Commitments

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with software and intellectual property licensing agreements was $685 and $1,899 for the three and nine months ended September 30, 2010, respectively. Research and development expense associated with software and intellectual property licensing agreements was $663 and $2,510 for the three and nine months ended September 30, 2009, respectively. The Company had milestone-related payment commitments of $290 as well as production-related royalty commitments related to acquired intellectual property at September 30, 2010.

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

The Company had firm purchase order commitments for the acquisition of inventory as of September 30, 2010 and December 31, 2009 of $3,187 and $4,380, respectively.

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

Equity Incentive Plan Shares

	Nine Months Ended September 30,
	2010	2009
Weighted-average grant date fair value per share	$7.10	$1.60

Risk-free interest rate	2.63%	2.72%
Dividend yield	—	—
Expected life (years)	6.06	6.11
Volatility	55.00%	56.00%

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Employee Stock Purchase Plan Shares

	Nine Months Ended September 30,
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

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $31 and $158 for the three and nine months ended September 30, 2010, respectively. Stock-based compensation expense related to non-employee consultants totaled $10 and $14 for the three and nine months ended September 30, 2009, respectively.

The Company recognized stock-based compensation in the statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of net revenue	$23	$—	$56	$—
Research and development	757	129	1,774	308
Selling, general and administrative	447	73	1,147	166

	$1,227	$202	$2,977	$474

Employee Benefit Plans

In connection with the closing of its IPO, the Company’s 2010 Equity Incentive Plan, or 2010 Plan, and 2010 Employee Stock Purchase Plan, or ESPP, became effective.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued pursuant to stock awards under the 2010 Plan is 14,222,479 shares, in addition to any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be up to ten years.

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

7. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2010 was 20.4% and 6.3%, respectively, compared to 8.8% for the three and nine months ended September 30, 2009. Included in income tax expense for the three and nine months ended September 30, 2010 is the correction of a $286 error related to the tax treatment of deferred revenue in the years ending December 31, 2009 ($243) and 2008 ($43). We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the expected current year financial results and a correction of the error would not have a material impact to any individual prior period financial statements. The income tax expense excluding the error correction is primarily related to foreign jurisdictions.

During the nine months ended September 30, 2010, the Company’s unrecognized tax benefits increased by $138. The Company does not anticipate its unrecognized tax benefits to change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2010.

8. Related-Party Transactions

For the three and nine months ended September 30, 2010, the Company recorded charges of $6,189 and $13,787, respectively, related to wafer inventory and masks purchased from, and research and development expenses incurred with, an affiliate of one of the Company’s stockholders. For the three and nine months ended September 30, 2009, the Company recorded charges of $4,059 and $6,702, respectively, related to wafer inventory purchased from, and research and development expenses incurred with, an affiliate of one of the Company’s stockholders. Accounts payable to this stockholder at September 30, 2010 and December 31, 2009 were $2,309 and $2,508, respectively.

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

•

In the first nine months of 2010, we began commercial shipments of our global digital television SoC product, our cable RF receiver SoC for North America and DVB-C set top boxes, and our global hybrid digital/analog television RF receiver SoC with built in USB interface.

Our net revenue has grown from approximately $600,000 in 2006 to $51.4 million in 2009. Through 2008, a substantial majority of our net revenue was derived from sales of our mobile handset digital television receivers in the Japanese market. More recently, in 2009 and in the nine months ended September 30, 2010, a majority of our net revenue was derived from sales of global digital television RF receiver products for digital set top box applications, automotive navigation displays and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes for the cable industry, trends in the development of markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 99%, 97%, and 92% of our net revenues in the years ended December 31, 2009, 2008, and 2007, respectively; 98% of net revenue in each of the three and nine months ended September 30, 2010; and 99% of net revenue in each of the three and nine month periods ended September 30, 2009. Substantially all of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the year ended December 31, 2009 and the nine months ended September 30, 2010 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Our three largest customers collectively represented 35% of net revenue for each of the three and nine months ended September 30, 2010. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and in the three and nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of $17.3 million.

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

There were no significant changes during the quarter ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2009 contained in the final prospectus we filed with the Securities and Exchange Commission on March 24, 2010 relating to the IPO.

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

Provision for Income Taxes. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the full amount of our deferred tax asset is uncertain. As a result, through September 30, 2010, we have not recorded any federal or state income tax benefit derived from the deferred tax asset in our statements of income. A provision for income taxes has been recorded as we are unable to fully offset our alternative minimum taxable income due to limitations in our ability to fully utilize net operating loss carryforwards.

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

The following table presents a comparison of each line item in the condensed consolidated statements of income as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of net revenue	30	34	31	35

Gross profit	70	66	69	65
Operating expenses:
Research and development	39	33	38	39
Selling, general and administrative	22	18	22	19

Total operating expenses	61	51	60	58

Income from operations	9	15	9	7
Interest and other income (expense)	—	—	—	—

Income before income taxes	9	15	9	7
Provision for income taxes	2	1	1	—

Net income	7%	14%	8%	7%

Net Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Net revenue	$18,523	$16,200	14%	$52,836	$36,147	46%

Our net revenue increased by $2.3 million, or 14%, from $16.2 million in the three months ended September 30, 2009 to $18.5 million in the three months ended September 30, 2010. Our net revenue increased by $16.7 million, or 46%, from $36.1 million for the nine months ended September 30, 2009 to $52.8 million for the nine months ended September 30, 2010. The increases between these respective three and nine month periods were primarily attributable to an increase in shipments of our RF receiver products used in digital televisions, automotive displays, PCs and set top box devices for digital terrestrial television, digital terrestrial television, digital cable and IPTV applications. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market. In particular, the largest portions of the increases were attributable to shipments and related revenue for digital televisions, the Japanese PCTV and automotive markets, and digital terrestrial TV set top boxes.

We expect sales of our RF receiver products used for digital televisions and digital cable, and our RF receiver SoC’s for digital cable and digital terrestrial television to account for a substantial portion of our revenue growth, if any. Demand for our products will depend on several factors including the rate of the worldwide transition from analog to digital television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia contents and services. Late in the quarter ended September 30, 2010, customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments, which adversely affected our revenues for the quarter. We believe these reductions or reschedulings resulted from macroeconomic uncertainties associated with end user markets for products deploying our integrated circuits as well as inventory management initiatives by our customers. We currently expect this uncertainty to continue in the fourth quarter of 2010 and the first quarter of 2011.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$5,487	$5,564	(1)%	$16,116	$12,524	29%
% of net revenue	30%	34%		31%	35%
Gross profit	13,036	10,636	23%	36,720	23,623	55%
% of net revenue	70%	66%		69%	65%

Cost of net revenue decreased slightly and gross profit increased by $2.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, reflecting an increase in gross profit as a percentage of revenue from 66% to 70%. Cost of net revenue and gross profit increased by $3.6 million and $13.1 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting an increase in gross profit as a percentage of revenue from 65% to 69%. The year-over-year increase in cost of net revenue for the nine months ended September 30, 2010 was principally due to increased sales of our second-generation global digital television RF receiver product. Cost of net revenue increased at a lesser rate than the increase in net revenue, however, principally as a result of improved unit costs associated with lower silicon die expenses and lower package and assembly costs due to the choice of a smaller package. Reduced test costs due to higher wafer yields and improved test times were also significant contributors to the decrease in cost of net revenue as a percentage of net revenue. The rise in shipments and, to a lesser extent, the reduction in per unit manufacturing cost of the second-generation global digital television RF receiver products resulted in the increase in both the absolute gross profit and the gross profit percentage of net revenue in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, or manufacturing costs.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Research and development	$7,298	$5,324	37%	$20,299	$14,142	44%
% of net revenue	39%	33%		38%	39%

Research and development expense for the three months ended September 30, 2010 was $7.3 million, an increase of $2.0 million, or 37%, from the three months ended September 30, 2009. Research and development expense for the nine months ended September 30, 2010 was $20.3 million, an increase of $6.2 million, or 44%, from the nine months ended September 30, 2009. These year-over-year increases were primarily attributable to an increase in the overall number of new product development and existing product enhancement initiatives. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increases at $1.6 million for the three month periods and $5.1 million for the nine month periods (including $0.6 million and $1.5 million, respectively, of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount compared to the same three and nine month periods of the prior year. Also contributing to the increases were additional expenses for supplies, travel and other costs, offset by decreases in acquired intellectual property and computer-aided design and related software license costs compared to the same three and nine month periods of the prior year.

We expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(dollars in thousands)			(dollars in thousands)
Selling, general and adminstrative	$4,120	$2,941	40%	$11,841	$6,796	74%
% of net revenue	22%	18%		22%	19%

Selling, general and administrative expense for the three months ended September 30, 2010 was $4.1 million, an increase of $1.2 million, or 40%, from the three months ended September 30, 2009. Selling, general and administrative expense for the nine months ended September 30, 2010 was $11.8 million, an increase of $5.0 million, or 74%, from the nine months ended September 30, 2009. These year-over-year increases were primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, the increases were attributable in part to an additional $0.9 million of incremental salary and benefit expenses in the three month period and $2.6 million in the nine month period (including $0.4 million and $1.0 million, respectively, in stock-based compensation). Also contributing to the increases were incremental legal, accounting and other professional expenses associated with becoming a public company, distributor and representative sales commissions driven by increasing revenue, consulting expenses, travel-related costs, and occupancy expenses.

We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest income	$106	$18	$221	$27
Interest expense	$(6)	$(14)	$(22)	$(40)
Other expense, net	$(20)	$—	$(29)	$(27)

Interest income increased in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO. Interest expense decreased in the three months and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 as a result of lower debt balances.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of September 30, 2010, we had cash and cash equivalents of $21.3 million, investments of $76.6 million, and net accounts receivable of $4.5 million.

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Working capital	$91,536	$11,029
Cash and cash equivalents	$21,290	$17,921

Cash Flows from Operating Activities

Net cash provided by operating activities was $8.3 million for the nine months ended September 30, 2010. Net cash provided by operating activities primarily consisted of $4.5 million in net income plus $5.1 million in non-cash operating expenses less $1.3 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the nine months ended September 30, 2010 included depreciation and amortization expense of $1.3 million, amortization of investment premiums, net of $0.8 million and stock-based compensation of $3.0 million. Net cash used in operating activities was $4.5 million for the nine months ended September 30, 2009. This primarily consisted of $2.4 million in net income, $1.1 million in non-cash operating expenses and $1.0 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the nine months ended September 30, 2009 included depreciation and amortization expense of $0.6 million and stock-based compensation of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $80.6 million for the nine months ended September 30, 2010. Net cash used in investing activities consisted of $77.4 million in purchases of securities, $2.1 million in purchases of property and equipment and $1.1 million in purchases of intangibles. Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2009. Net cash provided by investing activities included $1.8 million from the sale of securities less $1.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $75.6 million for the nine months ended September 30, 2010. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $21.3 million of cash and cash equivalents and $76.6 million in investments at September 30, 2010, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, we were not involved in any unconsolidated SPE transactions.

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

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of MaxLinear Limited and MaxLinear Asia Limited is the United States dollar. The functional currency of MaxLinear Shanghai Limited is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of MaxLinear Shanghai Limited’s operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

Interest Rate Risk

We had cash of $21.3 million at September 30, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended September 30, 2010, two customers each accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. In the nine months ended September 30, 2010, two customers accounted for 17% and 9%, respectively, of our net revenue and our ten largest customers collectively accounted for 73% of our net revenue. During the year ended December 31, 2009, Panasonic, Murata and MTC accounted for 23%, 13% and 12%, respectively, of our net revenue, and our ten largest customers collectively accounted for 83% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

•

substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty (as occurred in the third quarter of fiscal 2010); and

•	some of our customers have sought or are seeking relationships with current or potential competitors which may affect their purchasing decisions.

Late in the quarter ended September 30, 2010, customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments, which adversely affected our revenues for the quarter. We believe these reductions or reschedulings resulted from macroeconomic uncertainties associated with end user markets for products deploying our integrated circuits as well as inventory management initiatives by our customers. We currently expect this uncertainty to continue in the fourth quarter of 2010 and the first quarter of 2011.

In addition, delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own product or adopt a competitor’s solution for products that they currently buy from us. If that happens, our sales would decline and our business, financial condition and results of operations could be materially and adversely affected.

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

For the year ended December 31, 2009, a substantial majority of our revenue was attributable to demand for our products in the consumer market, consisting principally of sales of products ultimately incorporated in digital to analog converter boxes for sale to consumers in the European Union. For the three and nine months ended September 30, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTTV, including digital televisions, automotive navigation displays, set top box devices and PCTV, represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTTV applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over several years. Most countries in Western Europe are expected to convert completely to digital television by 2012, with the transition in Eastern Europe expected to continue through 2015. Similarly, in Japan, there is a government mandate to completely switch off analog TV transmissions by 2012. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards did not take place or were substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected.

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

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $31.3 million in 2008 to approximately $51.4 million in 2009, increased from approximately $16.2 million in the three months ended September 30, 2009 to approximately $18.5 million for the three months ended September 30, 2010, and increased from approximately $36.1 million in the nine months ended September 30, 2009 to approximately $52.8 million for the nine months ended September 30, 2010. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 96% of our net revenue in the year ended December 31, 2009 and 94% and 93% of our net revenue in the three and nine months ended September 30, 2010, respectively. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $14.3 million in 2008, $19.8 million in 2009 and $7.3 million and $20.3 million in the three and nine months ended September 30, 2010, respectively. In 2009, we increased our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. Although we have reduced research and development spending in connection with the current economic downturn, we are committed to investing in new product development in order to stay competitive in our markets and plan to invest in process development and maintain research and development fabrication capabilities in order to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

We sell our products throughout the world. Sales to end customers in Asia accounted for 99% our net revenue in the year ended December 31, 2009 and 98% of our net revenue in each of the three and nine months ended September 30, 2010. Sales to end customers in Japan accounted for 54% of our net revenue in the year ended December 31, 2009 and 61% and 58% of our net revenue in the three and nine months ended September 30, 2010. In addition, approximately 20% of our employees are located outside of the United States, including 39 in Asia and two in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

We have taken steps intended to remediate this material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. In particular, during 2009 we increased the size and expertise of our accounting staff. We are, however, still in the process of recruiting additional personnel and continue to rely on consultants within our finance organization. We are currently recruiting a Chief Financial Officer, and when he or she is retained, our current Vice President, Finance and Treasurer will assume full-time responsibility for treasury and financial planning functions. In December 2009, we hired a full-time controller, who also serves as our Chief Accounting Officer, in April 2010 we hired a person responsible for SEC reporting and in July 2010 we hired a tax consultant. We are using internal resources to perform internal audit activities. As a result of the additional finance staff hired during 2009, we determined that the material weakness that existed as of December 31, 2008 had been remediated.

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

As of September 30, 2010, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 65% of our Class B common stock, representing approximately 92% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 25% of our outstanding Class B common stock, representing approximately 35% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 35% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners, Battery Ventures and Mission Ventures. Representatives of U.S. Venture Partners, Battery Ventures and Mission Ventures are directors of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2010, we had 10,540,712 shares of Class A common stock and 20,760,396 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 10,899,697 shares of Class B common stock, or 35% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register 9,877,133 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended September 30, 2010, we issued an aggregate of 90,963 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan and since October 1, 2010 through October 25, 2010, we issued an aggregate of 49,100 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.2 million in the fiscal quarter ended September 30, 2010, and approximately $0.1 million in the period since October 1, 2010 through October 25, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of October 25, 2010 options to purchase an aggregate of 4,619,404 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through September 30, 2010, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

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

Date: October 29, 2010	MAXLINEAR, INC.

(Registrant)

	By:	/s/ JOE D. CAMPA
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