Form 10-K
period 2010-12-31
MAXLINEAR INC
filed 2011-02-08
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission file number: 001-34666

MaxLinear, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	14-1896129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road, Suite 100 Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)

(760) 692-0711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $200 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 2, 2011, the registrant has 13,316,099 shares of Class A common stock, par value $0.0001, and 18,618,048 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2011 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

PART I

Forward-Looking Statements

The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Corporate Information

We incorporated in the State of Delaware in September 2003. Our executive offices are located at 2051 Palomar Airport Road, Suite 100, Carlsbad, California 92011, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its subsidiaries. Our website address is www.MaxLinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The names “MxL” and “digIQ” are our registered trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

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

We combine our high performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to provide highly integrated semiconductor devices that are manufactured using low-cost complementary metal oxide semiconductor, or CMOS, process technology. In addition, our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our RF receivers and RF receiver SoCs have high levels of performance, small silicon die size and low power consumption. Moreover, our proprietary CMOS-based radio system architecture provides to our customers the benefits of superior RF system performance, shorter design cycles, significant design flexibility and low system cost across a broad range of broadband communications applications.

We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2010, we sold our products to more than 90 end customers. From inception through December 31, 2010, we shipped 130 million RF receivers and RF receiver SoCs. For the year ended December 31, 2010, our net revenue was $68.7 million as compared to $51.4 million in the year ended December 31, 2009.

Industry Background

Recent technological advances in the display and broadcast TV markets are driving dramatic changes in the way consumers access and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless connectivity; rapid improvements in display technology; the transition from standard to high definition television; and the proliferation of multimedia content accessible through terrestrial broadcast digital television, cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced television functionality to set top boxes and digital televisions. Television is also being incorporated in stationary and mobile electronic devices that previously did not include this functionality, such as mobile handsets, PCs and netbooks. Each electronic device equipped with broadcast digital TV or video functionality must incorporate one or more RF receivers that reliably capture and process broadcast signals. We believe that several favorable trends, across multiple target markets, are contributing to the increase in revenue opportunity for providers of RF receivers and RF receiver SoCs. These trends include the following:

•

Cable / Broadband Access. Competing cable, satellite and other broadband service providers differentiate their services by providing consumers with bundled video, voice and broadband data, referred to as triple-play services. These services include advanced features, such as, channel guide information, video-on-demand, digital video recording, or DVR, and picture-in-picture viewing. Many set top boxes, including those used for triple-play services, now enable consumers to simultaneously access, and manage multimedia content from multiple locations in the same house. These advanced features require a set top box to simultaneously receive, demodulate and decode multiple signals spread across several channels. Each simultaneously accessed signal requires a dedicated RF receiver. This greatly increases the number of RF receivers required to be deployed in each set top box.

•

Consumer / PC. Increasingly, consumers are demanding advanced features in their televisions and are also using non-traditional consumer electronic devices, such as personal computers, netbooks and portable media players, to access broadcast television and other multimedia content. In the traditional television market, system designers are introducing cable and satellite ready televisions equipped with enhanced features such as picture-in-picture and DVR. In addition, advances in display and semiconductor technologies have enabled the adoption of broadcast digital television and other video display functions in non-traditional TV devices such as netbooks, personal computers and portable media players.

•

Automotive. The automobile cabin has evolved to provide many of the features and comforts that consumers experience at their homes. In many automobiles, new technologies such as GPS, Bluetooth telephony, video game and DVD playback systems have become standard features. Many vehicles now incorporate video screens in the automobile dashboard and in the back of passenger seats. In areas with more advanced and widespread broadcast digital television transmission, such as Japan, high definition television reception is an increasingly common feature in automotive entertainment systems. As digital broadcast television is implemented in many countries, we expect an increase in the number of automobiles adopting in-vehicle broadcast digital TV.

•

Mobile. Consumers have shown a desire to have access to the same media content “on-the-go” as they have in a stationary environment through a personal computer, television and other multimedia devices. At the same time, the multimedia processing and display capabilities of mobile phones have advanced sufficiently to enable video services with high video quality at a modest cost increase to consumers. Further, the increasing availability of digital TV broadcast worldwide, which is much more robust than analog and resistant to mobile effects such as fading, Doppler conditions and multipath interference, enables mass deployment of mobile video services to consumers. Recognizing these trends, service providers are targeting mobile video as an important broadband service offering.

As a result of these trends, RF receiver technology is being deployed in a variety of devices for the cable, consumer, automotive and mobile markets. The proliferation of applications with advanced features has led to an increase in the number of devices with multiple RF receivers and RF receiver SoCs. RF receivers incorporate RF, digital and analog signal processing functions.

Challenges Faced by Providers of Systems and RF Receivers

The stringent performance requirements of broadband communications applications and the distinct technological challenges associated with the cable, consumer, automotive and mobile markets present significant obstacles to service providers and system designers. In particular, designing and implementing RF receivers to capture broadcast digital television signals is extremely challenging due in part to the wide frequency band across which broadcast digital television signals are transmitted. As compared to other digital radio technologies, such as cellular, WiFi and Bluetooth, television signals are acquired over a much wider frequency band and encounter many more sources of interference. As a result, traditionally, design and implementation of these RF receivers have been accomplished using conventional radio system architectures that employ multiple discrete components and are fabricated using expensive special purpose semiconductor manufacturing processes, such as silicon germanium and gallium arsenide-based process technologies.

The core challenges of capturing and processing a high quality broadband communications signal are common to the cable, consumer, automotive and mobile markets. These challenges include:

•

Design Challenges of Multiple RF Receivers. System designers and service providers across various markets seek to enhance consumer appeal through the addition of new features in their products. Incorporating more than one RF receiver in an electronic device enables many of these features and advanced applications that are rapidly becoming a part of the standard offering from device makers and service providers. For example, in the cable set top box market, it is necessary to support the simultaneous reception of multiple channels for voice, video and data applications in many system designs. In order to meet such requirements, OEMs must employ multiple RF receivers in their system design. Each additional RF receiver poses new challenges to the system designer, such as increased design complexity, overall cost, circuit board space, power consumption and heat dissipation. In addition, a high level of integration in multiple-receiver designs is necessary to combat the reliability and signal interference issues arising from the close proximity of sensitive RF elements.

•

Signal Clarity Performance Requirements. Television reception requires a robust and clear signal to provide an adequate user experience. One of the core attributes of system performance is signal clarity, often measured by the signal-to-noise ratio parameter, which measures the strength of the desired signal relative to the combined noise and undesired signal strength in the same channel. Television reception requires an RF receiver that has a wide dynamic range and the ability to isolate the desired signal from the undesired signals, which include the noise generated by extraneous radio waves and interferers produced by home networking systems such as WLAN, Bluetooth and MoCA. Traditional RF receiver implementations utilized expensive discrete components, such as bandpass filters, resonance elements and varactor diodes to meet the stringent requirements imposed by broadband television reception. In high speed mobile environments, a method known as diversity combining of radio signals, in which the desired signal is captured using multiple RF receivers and reconstructed into a single signal, has been employed to improve the signal-to-noise ratio. Diversity combining of radio signals requires substantial RF, digital signal processing and software expertise. Both the traditional broadband reception and diversity combining of RF signals in mobile environments are difficult to implement and pose challenges to RF receiver providers.

•

Multiple Standards. Worldwide, there are several regional standards for the transmission and reception of broadband analog and digital TV signals. Technical performance, feature requirements and the predominance of a particular means of TV transmission vary regionally. Further, each major geographic region has adopted its own TV standard for cable, terrestrial and satellite transmissions, such as DVB-T/C/S, DOCSIS, ATSC, ISDB-T, DTMB and CMMB. As a result of these multiple standards, there are region-specific RF receiver requirements and implementations, which make global standards compliance extremely challenging. Many system designers prefer a multiple standards and protocol compliant solution that was previously not possible. Providers of RF receivers face the design challenge of providing this flexibility to the system designer without any increase in power consumption, or any loss of performance quality or competitiveness.

•

Power Consumption. Power consumption is an important consideration for consumers and a critical design specification for system designers. For example, in battery-operated devices such as mobile handsets, netbooks and notebooks, long battery life is a differentiating device attribute. In addition, government sponsored programs, such as Energy Star in the U.S., induce consumers to purchase more energy efficient products. For example, in September 2009, the U.S. Environmental Protection Agency announced that Energy Star compliant televisions would be required to be 40% more energy efficient than their noncompliant counterparts. The addition of one or more RF receivers to a system in order to enable digital TV functionality significantly increases the overall power consumption budget. In fact, in some multiple receiver system designs, a majority of the system’s overall power consumption is attributable to the RF receiver and related components. Providers of RF receivers and RF receiver SoCs are confronted with the design challenge of lowering power consumption while maintaining or improving device performance.

•

Size. The size of electronic components, such as RF receivers, is a key consideration for system designers and service providers. In the mobile market, size is a determining factor for whether or not a particular component, such as an RF receiver is designed into the product. In the past, traditional RF receivers were unable to meet the stringent size requirements required in the mobile market and broadcast television functionality was not incorporated in mobile phones. In the television market, as system designers create thinner flat-screen displays, the size of RF receivers is becoming a significant consideration, especially when multiple RF receivers are incorporated in a single system.

Limitations of Existing RF Receiver Solutions

For the past several decades, the RF receiver technology of choice has been the electro-mechanical can tuner. Despite field-proven performance attributes such as signal clarity, can tuners are often prohibitively large in size and have high power consumption, low reliability and high cost, especially in systems requiring multiple RF receivers in a single device. Further, can tuners utilize multiple external discrete components that limit the use of a system design to a single region or standard. Regional or standard specific customization can be tedious, time consuming and costly for the system designers.

Silicon RF receiver solutions eliminate some of the mechanical and discrete electronic components found in can tuners. However, existing silicon RF receivers typically have been designed using a conventional radio system architecture that employs multiple external discrete components, although fewer than in traditional can-tuners. In addition, these silicon RF receivers have been fabricated using expensive, special purpose semiconductor manufacturing processes such as gallium arsenide and silicon germanium process technologies. The use of multiple components and exotic semiconductor manufacturing process technologies increases system design complexity and overall cost. It reduces the feasibility of further integrating digital baseband circuits on the same chip as the RF receiver. We believe that a new RF receiver technology is required to address the drawbacks of traditional can-tuners and silicon receivers for the cable, consumer, automotive and mobile TV markets.

Our Solution

We are a provider of highly integrated, mixed-signal semiconductor solutions for broadband communications applications. Our products are deployed in a wide range of electronic devices, including cable and terrestrial set top boxes, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We combine our high performance analog and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to develop RF receivers and RF receiver SoCs. We integrate our RF receivers with digital demodulation and other communications functions in standard CMOS process technology. Our solutions have the following key features:

•

Proprietary Radio Architecture. Digital signal processing is at the core of our RF receivers and RF receiver SoCs. Using our proprietary CMOS-based radio architecture, we leverage both analog and digital signal processing to improve system performance across multiple products. The partitioning of the signal processing in the chip between analog and digital domains is designed to deliver high performance, small die size and low power for a given application. Moreover, our architecture is implemented in standard CMOS process technology, which enables us to realize the integration benefits of analog and digital circuits on the same IC. This allows us to predictably scale the on-chip digital circuits in successive advanced CMOS process technologies. Our solutions have been designed into products in markets with extremely stringent specifications for quality, performance and reliability, such as the automotive market. We believe that our success in these markets demonstrates that our solution can be implemented successfully across multiple markets and applications.

•

High Signal Clarity Performance. We design our RF receivers and RF receiver SoCs to provide high signal clarity performance regardless of the application in which they are employed. For example, in the automotive and mobile markets, we implement diversity combining of signals to eliminate picture and audio degradation that can occur when moving at high speeds. In the set top box market, we deploy our core RF and mixed-signal CMOS process technology platform and radio system architecture to overcome the interference from in-home networks that can degrade cable broadband signals. We believe that signal clarity is more critical in television compared to other communications applications such as voice and data, because signal loss and interference have a more adverse impact on the end user experience.

•

Highly Integrated Solution. Our products integrate on a single chip the functionality associated with traditional analog and digital integrated circuits and other expensive discrete components. This high level of integration has the cost benefits associated with smaller silicon die area, fewer external components and lower power. Our CMOS-based RF receiver SoC eliminates analog interface circuit blocks and external components situated at the interface between discrete analog and digital demodulator chips and reduces the cost associated with multiple integrated circuit packages and related test costs. We are also able to integrate multiple RF receivers along with a demodulator onto a single die to create application-specific configurations for our customers. Thus, our highly integrated solution reduces the technical difficulties associated with overcoming the undesired interactions between multiple discrete analog and digital integrated circuits comprising a single system. Our solutions reduce the technical burden on system designers in deploying enhanced television functionality in their products.

•

Low Power. Our products enable our customers to reduce power consumption in consumer electronic devices without compromising the stringent performance requirements of applications such as broadcast television. For example, our MxL261 integrates the function of a splitter, wideband tuner and four tuner plus demodulator integrated circuits, reducing the power consumption from 3.9 watts to 1.3 watts. In addition, our products enable our customers to decrease overall system costs by reducing the power consumption and heat dissipation requirements in their systems. For example, in cable boxes supporting voice applications, low power consumption may enable a reduction in the number of batteries required to support standby and lifeline telephony. In certain set top boxes, reduced overall power consumption may allow the system designer to eliminate one or more cooling fans required to dissipate the heat generated by high power consumption. The benefits of low power consumption increase with the number of RF receivers included in a system.

•

Scalable Platform. Our product families share a highly modular, core radio system architecture, which enables us to offer RF receiver and RF receiver SoC solutions that meet the requirements of a wide variety of geographies, broadcast standards and applications. This is in contrast to legacy solutions that require significant customization to conform to regional standards, technical performance and feature requirements. Moreover, by leveraging our flexible core architecture platform, our integrated circuit solutions can be deployed across multiple device categories. As a result, our customers can minimize the design resources required to develop applications for multiple market segments. In addition, our engineering resources can be deployed more efficiently to design products for larger addressable markets. We believe that our core technology platform also can be applied to other communications markets with similar performance requirements.

•

Space Efficient Solution. Our highly integrated CMOS-based RF receivers and RF receiver SoCs have an extremely small silicon die size, require minimal external components and consume very little power. This enables our customers to design multi-receiver applications, such as cable set top boxes, in an extremely small form factor. In addition, our products are easily adopted into space constrained devices such as mobile handsets, netbooks, laptops and portable media players.

Our Strategy

Our objective is to be the leading provider of mixed-signal RF receivers and RF receiver SoCs for stationary and mobile broadband video and data communications applications and, in the future, to leverage this core competency to expand into other communications markets with similar performance requirements. The key elements of our strategy are:

•

Extend Technology Leadership in RF Receivers and RF Receiver + Demodulator SoCs. We believe that our success has been, and will continue to be, largely attributable to our RF and mixed-signal design capability, as well as advanced digital design, which we leverage to develop high-performance, low-cost semiconductor solutions for broadband communications applications. The broadband RF receiver market presents significant opportunities for innovation through the further integration of RF and mixed-signal functionality with digital signal processing capability in CMOS process technology. By doing so, we will be able to deliver products with lower power consumption, superior performance and increased cost benefits to system designers and service providers. We believe that our core competencies and design expertise in this market will enable us to acquire more customers and design wins over time. We will continue to invest in this capability and strive to be an innovation leader in this market.

•

Leverage and Expand our Existing Customer Base. We target customers who are leaders in their respective markets. We intend to continue to focus on sales to customers who are leaders in our current target markets, and to build on our relationships with these leading customers to define and enhance our product roadmap. By solving the specific problems faced by our existing large customers, we can minimize the risks associated with our customers’ adoption of our new integrated circuit products, and reduce the length of time from the start of product design to customer revenue. Further, our engagements with market leaders will enable us to participate in emerging technology trends and new industry standards.

•

Target Additional High-Growth Markets. Our core competency is in analog and mixed-signal integrated circuit design in CMOS process technology for broadband communications applications. Several of the technological challenges involved in developing RF solutions for video broadcasting are common to a majority of broadband communication markets. We intend to leverage our core competency in developing highly integrated RF receiver and RF receiver SoCs in standard CMOS process technology to address additional segments of the broadband communication and connectivity markets that we believe offer high growth potential.

•

Expand Global Presence. Due to the global nature of our supply chain and customer locations, we intend to continue to expand our sales, design and technical support organization both in the United States and overseas. In particular, we expect to increase the number of employees in Asia, Europe and the United States to provide regional support to our increasing base of customers. We believe that our customers will increasingly expect this kind of local capability and support.

•

Attract and Retain Top Talent. We are committed to recruiting and retaining highly talented personnel with proven expertise in the design, development, marketing and sales of communications integrated circuits. We believe that we have assembled a high-quality team in all the areas of expertise required at a semiconductor communications company. We provide an attractive work environment for all of our employees. We believe that our ability to attract the best engineers is a critical component of our future growth and success in our chosen markets.

Products

Our products are integrated into a wide range of electronic devices, including cable and terrestrial set top boxes, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We are currently shipping production volumes of RF receiver and RF receiver SoCs that incorporate the third generation of our core technology platform. We provide customers guidelines known as reference designs so that they can efficiently use our products in their product designs. We currently provide two types of semiconductors:

•

RF Receivers. These semiconductor products combine RF receiver technology that traditionally required multiple external discrete components, such as VHF and UHF tracking filters, SAW filters, IF amplifiers, low noise amplifiers and transformers. All of these external components have been either eliminated or integrated into a single semiconductor produced entirely in standard CMOS process technology.

•

RF Receiver SoCs. These semiconductor products combine the functionality of our RF receivers with that of a demodulator in a single chip. In some configurations, these products may incorporate multiple RF receivers and single or multiple demodulators in a single chip to provide application or market specific solutions to customers.

Customers

We sell our products, directly and indirectly, to OEMs, module makers and ODMs. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. During the year ended December 31, 2010, we sold our products to more than 90 end customers. Substantially all of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. During the year ended December 31, 2010 and the year ended December 31, 2009, ten customers accounted for approximately 71% and 83% of our net revenue, respectively. For the year ended December 31, 2010, Panasonic and Toshiba represented 16% and 10% of revenue, respectively. In 2009, Panasonic, Murata, and MTC represented 23%, 13% and 12% of net revenue, respectively. At Panasonic, we sell our products into several applications, including modules for digital TV sets, automotive navigation displays and mobile handsets.

Substantially all of our sales are made to customers outside the United States, and we anticipate that such sales will continue to be a significant portion of our revenue. Sales to end customers in Asia accounted for 97% of our net revenue in the year ended December 31, 2010 and 99% of our net revenue in the year ended December 31, 2009. Sales to end customers in Japan accounted for 57% of our net revenue in the year ended December 31, 2010 and 54% of our net revenue in the year ended December 31, 2009. Sales to end customers in China and Taiwan accounted for 24% and 13%, respectively, of our net revenue in the year ended December 31, 2010. Sales to end customers in China accounted for 39% of our net revenue in the year ended December 31, 2009. Although a significant portion of our sales are to customers in Asia, the end users who purchase products incorporating our integrated circuits may be in locations different than our own sales destination. See Note 1 to our consolidated financial statements for a discussion of total revenue by geographical region for 2010, 2009 and 2008.

Sales and Marketing

We sell our products worldwide through multiple channels, using both our direct sales force and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad, California, Tokyo, Japan and Shenzhen, China. In each of these locations we employ a staff of field applications engineers to provide direct engineering support locally to our customers. We also provide many of our customers with access to individualized, web-based support.

Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 93% of our net revenue in the year ended December 31, 2010 and 96% of our net revenue in the year ended December 31, 2009.

In October 2005, we entered into a non-exclusive distributor agreement with Tomen Electronics Corporation, or Tomen, for distribution of our products in Japan. Our distributor agreement with Tomen is effective for one year, unless it is terminated earlier by either party for any or no reason with written notice provided three months prior to the expiration of the agreement or by failure of the breaching party to cure a material breach within fifteen days following written notice of such material breach by the non-breaching party. Our agreement with Tomen will automatically renew for additional successive one-year terms unless at least three months before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. In June 2009, we entered into a non-exclusive distributor agreement with Moly Tech Limited, or Moly Tech, for distribution of our products in China, Hong Kong and Taiwan. Our distributor agreement with Moly Tech is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Moly Tech will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement. In August 2009, we entered into a non-exclusive distributor agreement with Lestina International Limited, or Lestina, for distribution of our products in China and Taiwan. Our distributor agreement with Lestina is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Lestina will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 12 to 36 months for the automotive TV display market. If successful, this process culminates in a customer’s decision to use our products in its system, which we refer to as a design-win.

Volume production may begin within three to nine months after a design-win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our products have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Thus, a design-win may result in an extended period of revenue generation. Conversely, a design-loss to our competitors, may adversely impact our financial results for an extended period of time.

Our sales, generally, are made to purchase orders received approximately six to twelve weeks prior to the scheduled product delivery date. These purchase orders may be cancelled without charge upon notification, received within an agreed period of time in advance of the delivery date. Because of the scheduling requirements of our foundries and assembly and test contractors, we generally provide our contractors production forecasts, and place firm orders for products with our suppliers, up to thirteen weeks prior to the anticipated delivery date, often without a purchase order from our own customers. Our standard warranty provides that products containing defects in materials, workmanship or product performance may be returned for a refund of the purchase price or for replacement, at our discretion.

Manufacturing

We use third-party foundries and assembly and test contractors to manufacture, assemble and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality.

Wafer Fabrication. We have selected standard CMOS process technology for our integrated circuit production. We currently manufacture our products in 0.18µ, 0.13µ and 0.11µ silicon wafer production process geometries at our principal foundry, United Microelectronics Corporation, or UMC, in Taiwan, and in Singapore. Current product developments are in 65nm and will be manufactured at Semiconductor Manufacturing International Corporation, UMC and Global Foundries, Inc. We are also looking to further expand our foundry network by including Silterra Malaysia Sdn. Bhd. for 0.13µ.

Package and Assembly. Upon the completion of silicon processing at the foundry, we forward the finished silicon wafers to our third-party assemblers for packaging and assembly. We and our customers have qualified multiple package and assembly vendors. Currently, Advanced Semiconductor Engineering Inc., Siliconware Precision Industries Co., Ltd., or SPIL, and Unisem (M) Berhad are our vendors for conventional chip packaging technologies. Jiangyin Changdian Advanced Packaging Co., Ltd., SPIL and Casio Micronics Co., Ltd. are our vendors for advanced chip packaging technologies, such as wafer level chip scale packages, or WLCSP.

Test. At the last stage of integrated circuit production, our third-party test service providers test the packaged and assembled integrated circuits. Currently, we have qualified three test service providers, Giga Solution Technology Co., Ltd., SIGURD Microelectronics Corp. and King Yuan Electronics Co., Ltd.

Quality Assurance. We have implemented significant quality assurance procedures to assure high levels of product quality for our customers. We closely monitor the work-in-progress information and production records maintained by our suppliers, and communicate with our third-party contractors to assure high levels of product quality and an efficient manufacturing time cycle. Upon successful completion of the quality assurance procedures, all of our products are stored and shipped to our customers or distributors directly from our third-party contractors in accordance with our shipping instructions.

Research and Development

We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications will benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2010, we had 151 employees in our research and development group. Our engineering design teams are located in Carlsbad and Irvine in California, and in Shanghai, China. Our research and development expense was $27.7 million in 2010, $19.8 million in 2009 and $14.3 million in 2008.

Competition

We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC products. Our primary competitors include Broadcom Corporation, Entropic Communications, Inc., Maxim Integrated Products, Inc., Newport Media Inc., NXP B.V., Silicon Laboratories Inc. and Zoran Corporation. In addition, we believe that a number of other public and private companies, including some of our customers, are developing competing products for digital TV and other broadband communications applications.

The market for analog and mixed-signal semiconductor products is highly competitive, and we believe that it will grow more competitive as a result of continued technological advances. We believe that the principal competitive factors in our markets include the following:

•	product performance;

•	features and functionality;

•	energy efficiency;

•	size;

•	ease of system design;

•	customer support;

•	product roadmap;

•	reputation;

•	reliability; and

•	price.

We believe that we compete favorably as measured against each of these criteria. However, our ability to compete in the future will depend upon the successful design, development and marketing of compelling RF and mixed-signal semiconductor integrated solutions for high growth communications markets. In addition, our competitive position will depend on our ability to continue to attract and retain talent while protecting our intellectual property.

Intellectual Property Rights

Our success and ability to compete depend, in part, upon our ability to establish and adequately protect our proprietary technology and confidential information. To protect our technology and confidential information, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks. We also protect our proprietary technology and confidential information through the use of internal and external controls, including contractual protections with employees, contractors, business partners, consultants and advisors. Protecting mask works, or the “topography” or semiconductor material designs, of our integrated circuit products is of particular importance to our business and we seek to prevent or limit the ability of others to copy, reproduce or distribute our mask works.

We have three issued patents and 65 patent applications pending in the United States. We also have nine issued foreign patents and 33 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. The three issued patents in the United States will expire in 2025, 2025 and 2026, respectively. The nine issued foreign patents will expire in 2025.

We are the owner of two registered trademarks in the United States, “MxL” and “digIQ”, and we claim common law rights in certain other trademarks that are not registered.

We may not gain any competitive advantages from our patents and other intellectual property rights. Our existing and future patents may be circumvented, designed around, blocked or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that we may be provided with information in the future that could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may or may not be granted under the scope of the claims originally submitted in our patent applications. The scope of the claims submitted or granted may or may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products.

We are a party to a license agreement with Intel Corporation relating to demodulator technologies that are licensed specifically for use in our products for cable set top boxes. The agreement was originally entered into with Texas Instruments but was subsequently assigned to Intel Corporation as part of Intel Corporation’s acquisition of Texas Instruments’ cable modem product line in 2010. The license agreement with Intel Corporation has a perpetual term, but Intel Corporation may terminate the agreement for our uncured material breach or for our bankruptcy. If the agreement is terminated, we would not be able to manufacture or sell products that contain the demodulator technology licensed from Intel Corporation, and there would be a delay in the shipment of our products containing the technology until we found a replacement for the demodulator technology in the marketplace on commercially reasonable terms or we developed the demodulator technology itself. We believe we could find a substitute for the currently licensed demodulator technology in the marketplace on commercially reasonable terms or develop the demodulator technology ourselves. In either case, obtaining new licenses or replacing existing technology could have a material adverse effect on our business, as described in “Risk Factors—Risks Related to Our Business—We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”

The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business—We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.”

Employees

As of December 31, 2010, we had 210 employees, including 151 in research and development, 32 in sales and marketing, 5 in operations and semiconductor technology and 22 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.

Backlog

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Geographic Information

During our last three years, substantially all of our revenue was generated within Japan, China and Taiwan, and substantially all of our long-lived assets are located within the United States.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-K.

Risks Related to Our Business

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

As our products are integrated into a variety of stationary and mobile electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and STB manufacturers, some of which may be our customers. Our primary competitors include Broadcom Corporation, Entropic Communications, Inc., Maxim Integrated Products, Inc., Newport Media Inc., NXP B.V., Silicon Laboratories Inc. and Zoran Corporation. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

During the year ended December 31, 2010, Panasonic and Toshiba accounted for 16% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

In the third and fourth quarters of fiscal 2010, customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments, which adversely affected our revenues for the year. We believe these reductions or reschedulings resulted from macroeconomic uncertainties associated with end user markets for products deploying our integrated circuits as well as inventory management initiatives by our customers. We currently expect this uncertainty to continue in the first quarter of 2011.

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

In the future, we expect cable set top boxes to represent our largest North American target market. The North American cable set top box market is dominated by only a few OEMs, including Motorola Inc., Cisco Systems, Inc., Arris Group, Inc. and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies will require a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation and Time Warner Cable Inc. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.

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

For the year ended December 31, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, set top box devices and PCTV, represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert completely to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. Similarly, in Japan, there is a government mandate to completely switch off analog TV transmissions before July 2012. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected.

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

If we do not offer a competitive solution for applications where competitors offer integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors.

If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.

To date, a significant portion of our revenue has been attributable to demand for our products in markets for mobile electronic devices; however, revenue contribution from this market has declined in 2010 and is no longer an area of focus for the Company from a product development standpoint given the competitive dynamics and severe price erosion.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $27.7 million in 2010, $19.8 million in 2009 and $14.3 million in 2008. In 2010, we increased our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development fabrication capabilities to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

Continued adverse U.S. and international economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.

Since September 2008, the global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from U.S. and foreign governments. Recently, the credit crisis has reemerged in Europe with threats of credit default by certain member countries of the European Union such as Greece, Ireland, Spain and Portugal, and by substantial budgetary and fiscal constraints, including proposals for severe budget reductions in larger European Union countries such as Germany and the United Kingdom. Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as mobile telephones, televisions, automobiles, and set top boxes. Many of these purchases are discretionary. In addition, our recent revenue growth has been attributable in large part to purchases of digital-to-analog set top converter boxes in various geographies including Europe. Partially in response to economic and political developments, Greece recently extended the date for its deadline for switching to exclusive digital television broadcasts. Similar extensions in other European countries could adversely affect our revenue and growth. These events, together with the current adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.

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

We currently do not have long-term supply contracts with any of our third-party vendors, including UMC. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

To address capacity considerations, we are in the process of qualifying additional semiconductor fabricators. Qualification will not occur if we identify a defect in a fabricator’s manufacturing process or if our customers choose not to invest the time and expense required to qualify the proposed fabricator. If full qualification of a fabricator does not occur, we may not be able to sell all of the materials produced by this fabricator or to fulfill demand for our products, which would adversely affect our business, revenue and operating results. In addition, the resulting write-off of unusable inventories would have an adverse effect on our operating results.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors and for other reasons. We expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher operating margins, our revenue and gross margins will suffer. To maintain our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

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

We may not sustain our growth rate, and we may not be able to manage future growth effectively.

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $31.3 million in 2008 to approximately $51.4 million in 2009 and approximately $68.7 million in 2010. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;

•	add sales personnel and expand customer engineering support offices;

•	implement and improve our administrative, financial and operational systems, procedures and controls; and

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

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 93% of our net revenue in the year ended December 31, 2010. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

Unanticipated changes in our tax rates could affect our future results.

Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. Recently, U.S. President Barack Obama’s administration proposed significant changes to the U.S. international tax laws that could limit U.S. deductions for expenses related to un-repatriated foreign-source income, and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the year ended December 31, 2010, we released the valuation allowance in the amount of $6.7 million previously recorded against our federal deferred tax assets. This release resulted in a net tax benefit for the year.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. Sales to end customers in Asia accounted for 97% our net revenue in the year ended December 31, 2010. Sales to end customers in Japan accounted for 57% of our net revenue in the year ended December 31, 2010. In addition, approximately 23% of our employees are located outside of the United States, including 47 in Asia and two in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008 we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. The loss of Polar Star as a distributor did not materially delay shipment of our products because Polar Star was a non-exclusive distributor and we had in place alternative distribution arrangements. However, we cannot provide assurances that similar disruptions of distribution arrangements in the future will not result in delayed shipments until we are able to identify alternative distribution channels, which could include a requirement to increase our direct sales efforts. Loss of a key distributor under similar circumstances could have an adverse effect on our business, revenues and operating results.

If we suffer losses to our facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The UMC foundries that manufacture all of our wafers are located in Taiwan and Singapore, and all of the third-party contractors who assemble and test our products also are located in Asia. In addition, our headquarters are located in Southern California. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. For example, in 2002 and 2003, major earthquakes occurred in Taiwan. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at the Carlsbad and Irvine, California, Taiwan, Singapore or Shanghai facilities would materially and adversely affect our business.

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

Investor confidence may be adversely impacted if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and as a result, our stock price could decline.

We will be subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2011, our independent auditors will be required to attest to and report on the effectiveness of our internal control over financial reporting.

If we fail to achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the New York Stock Exchange, or NYSE, or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

As of December 31, 2010, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 58% of our Class B common stock, representing approximately 91% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 23% of our outstanding Class B common stock, representing approximately 37% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 21% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners and Battery Ventures. Representatives of U.S. Venture Partners and Battery Ventures are directors of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

In addition, the trading price of our Class A common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2010, we had 13,169,904 shares of Class A common stock and 18,720,367 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 6,716,471 shares of Class B common stock, or 21% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register 9,877,133 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters occupy approximately 29,000 square feet in Carlsbad, California under a lease that expires in August 2014. All of our business and engineering functions are represented at our corporate headquarters, including three laboratories for research and development and manufacturing operations. In addition to our principal office space in Carlsbad, we have leased facilities for use as design centers in Irvine, California and Shanghai, China. We also have engineering support offices in Shenzhen, China and Tokyo, Japan. We believe that our current facilities are adequate to meet our ongoing needs and that additional facilities are available for lease to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, in the future, we may be involved in various legal proceedings from time to time.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2010
	High	Low
First Quarter (March 24, 2010 to March 31, 2010).	$18.70	$17.78
Second Quarter (April 1, 2010 to June 30, 2010)	$18.18	$13.69
Third Quarter (July 1, 2010 to September 30, 2010)	$14.36	$9.75
Fourth Quarter (October 1, 2010 to December 31, 2010)	$11.36	$9.80

On December 31, 2010, the last reported sales price of our common stock was $10.76 and, according to our transfer agent, as of February 2, 2011, there were 7 record holders of our Class A common stock and 90 record holders of our Class B common stock.

Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2010, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

In the fiscal year ended December 31, 2010, we issued an aggregate of 601,305 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $1 million in the fiscal year ended December 31, 2010 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2010, options to purchase an aggregate of 4,125,655 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the Securities and Exchange Commission on March 23, 2010. From the effective date of the registration statement through December 31, 2010, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the selected consolidated statement of operations data for the fiscal years ended December 31, 2010, 2009 and 2008 and selected consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the statement of operations data for the fiscal years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2010		2009		2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$68,701		$51,350		$31,331	$9,696	$578
Cost of net revenue	21,560		17,047		12,675	4,896	507

Gross profit	47,141		34,303		18,656	4,800	71
Operating expenses:
Research and development	27,725		19,790		14,310	9,924	7,810
Selling, general and administrative	15,912		9,921		6,356	4,296	2,321

Total operating expenses	43,637		29,711		20,666	14,220	10,131

Income (loss) from operations	3,504		4,592		(2,010)	(9,420)	(10,060)
Interest income	326		51		179	654	343
Interest expense	(29)		(52)		(74)	(78)	(17)
Other income (expense), net	(58)		(32)		(9)	135	(20)

Income (loss) before income taxes	3,743		4,559		(1,914)	(8,709)	(9,754)
Provision (benefit) for income taxes	(6,371)		230		—	—	—

Net income (loss)	10,114		4,329		(1,914)	(8,709)	(9,754)
Accretion to liquidation value of preferred stock	—		—		—	—	(92)
Net income allocable to preferred stockholders	(1,215	)(1)	(3,691	)(1)	—	—	—

Net income (loss) attributable to common stockholders	$8,899		$638		$(1,914)	$(8,709)	$(9,846)

Net income (loss) per share attributable to common stockholders:
Basic	$0.33		$0.06		$(0.19)	$(0.93)	$(1.23)

Diluted	$0.30		$0.06		$(0.19)	$(0.93)	$(1.23)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	26,743		10,129		9,861	9,364	8,031

Diluted	29,478		11,512		9,861	9,364	8,031

(1)	Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate net income allocable to preferred stockholders and net income (loss) attributable to common stockholders, including the method used to calculate the number of shares used in the computation of the per share amounts.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$94,486	$17,921	$9,720	$8,973	$19,481
Working capital	95,444	11,029	8,406	10,292	18,762
Total assets	118,918	35,773	16,723	14,603	22,323
Capital lease obligations, net of current portion	18	115	238	301	90
Convertible preferred stock(1)	—	35,351	35,351	35,351	35,351
Total stockholders’ equity (deficit)	104,897	(19,475)	(25,363)	(23,914)	(15,427)

(1)	Upon certain change in control events that may be outside of our control, including our liquidation, sale or transfer of control, holders of the convertible preferred stock could cause its redemption. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity on our balance sheets instead of in stockholders’ equity (deficit). We adjusted the carrying values of the convertible preferred stock to their liquidation values at the date of issuance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report.

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

•

In 2009, we commenced development of our mobile digital SoC product and our cable television RF receiver SoC product. We also began commercial shipments of our first generation cable television receiver product, our global digital television RF receiver product for the netbook market and our cable television RF receiver SoC product.

•

In 2010, we began commercial shipments of our global digital television SoC product, our cable RF receiver SoC for North America and DVB-C set top boxes, and our global hybrid digital/analog television RF receiver SoC with built in USB interface.

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $68.7 million in fiscal 2010. Through December 31, 2008, a substantial majority of our net revenue was derived from sales of our mobile handset digital television receivers in the Japanese market. More recently, in 2009 and 2010, a majority of our net revenue was derived from sales of global digital television RF receiver products for digital set top box applications, automotive navigation displays and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes for the cable industry, trends in the development markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97%, 99% and 97% of net revenue in the years ended December 31, 2010, 2009 and 2008, respectively. Substantially all of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the years ended December 31, 2010 and 2009 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Our three largest customers collectively represented 34% of net revenue for the year ended December 31, 2010. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and 2010. As of December 31, 2010, we had an accumulated deficit of $11.7 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe that the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Revenue is generated from sales of our integrated circuits. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable and 4) collectibility is reasonably assured. Title to product transfers to customers either when it is shipped to or received by the customer, based on the terms of the specific agreement with the customer.

We record revenue based on the facts at the time of sale. Amounts that are not probable of collection once the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or extended payment terms granted to a customer.

For distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in our consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped.

In 2009, we began providing rebates to end customers based on volume purchases. We estimate that all of the rebates will be achieved, reduce the average selling price of the product sold under the rebate program and defer revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based on each customers’ credit worthiness, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been insignificant, we may experience higher credit loss rates in the future than we have in the past. Our receivables are concentrated in relatively few customers. Therefore, a significant change in the liquidity or financial position of any one significant customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.

Inventory Valuation

We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. We reduce our inventory to the estimated lower of cost or market value on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.

Intangible Assets

Technologies acquired or licensed from other companies are capitalized and amortized over the greater of the terms of the agreement, or estimated useful life, not to exceed three years.

Income Taxes

We provide for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2010, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefit associated with the deferred tax assets. As a result, we released $6.7 million of the valuation allowance on our net federal deferred tax assets. We believe it is more likely than not that the benefit from certain state net operating loss and R&D credit carryforwards will not be realized. In recognition of this risk, we will continue to provide a full valuation allowance on the deferred tax assets relating to these items. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports.

We account for stock options issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Results of Operations

The following describes the line items set forth in our consolidated statements of operations.

Net Revenue. Net revenue is generated from sales of our RF receivers and RF receiver SoCs. Substantially all of our end customers purchase products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries, primarily by UMC, an affiliate of one of our stockholders; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; amortization of production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.

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

Provision for Income Taxes. The income tax benefit of approximately $6.4 million for the year ended December 31, 2010 includes the reversal of our valuation allowance previously offsetting our federal deferred tax assets. Income tax expense relates to current federal alternative minimum tax and California income taxes. Due to net operating loss limitations, the Company’s net operating losses will not fully offset the federal alternative minimum taxes and California income taxes.

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
Net revenue	100%	100%	100%
Cost of net revenue	31	33	40

Gross profit	69	67	60

Operating expenses:
Research and development	41	39	46
Selling, general and administrative	23	19	20

Total operating expenses	64	58	66

Income (loss) from operations	5	9	(6)
Interest income	—	—	1
Interest expense	—	—	—
Other expense, net	—	(1)	(1)

Income (loss) before income taxes	5	8	(6)
Provision (benefit) for income taxes	(10)	—	—

Net income (loss)	15%	8%	(6)%

Comparison of the Fiscal Years Ended December 31, 2010, 2009 and 2008

Net Revenue

	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
	(dollars in thousands)
Net revenue	$68,701	$51,350	$31,331	34%	64%

Net revenue for the year ended December 31, 2010 increased by $17.4 million from 2009 primarily due to an increase in shipments of our RF receiver products used in digital televisions, automotive displays, PCs and set top box devices for digital terrestrial television, digital cable and IPTV applications. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market. In particular, the largest portions of the increases were attributable to shipments and related revenue for digital televisions, the Japanese PCTV and automotive markets, and digital terrestrial TV set top boxes.

We expect sales of our RF receiver products used for digital televisions and digital cable, and our RF receiver SoC’s for digital cable and digital terrestrial television to account for a substantial portion of our revenue growth, if any. Demand for our products will depend on several factors including the rate of the worldwide transition from analog to digital television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia contents and services. Late in the year ended December 31, 2010, customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments, which adversely affected our revenues for the quarter. We believe these reductions or reschedulings resulted from macroeconomic uncertainties associated with end user markets for products deploying our integrated circuits as well as inventory management initiatives by our customers. We currently expect this uncertainty to continue in the first quarter of 2011.

Net revenue for the year ended December 31, 2009 increased by $20.0 million from 2008 primarily due to an increase in shipments of our worldwide digital terrestrial television RF receiver products. A substantial portion of the increase in our digital terrestrial television RF receiver products is attributable to shipments of digital-to-analog converter set top boxes for European end markets and to a lesser extent to an increase in shipments to the automotive digital television and PCTV markets in Japan. The increase in shipments of digital terrestrial RF receiver products was offset by an $8.7 million decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market, which reflected a phase-out of consumer handset subsidies by Japanese service providers beginning in the middle of 2008.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
	(dollars in thousands)
Cost of net revenue	$21,560	$17,047	$12,675	26%	34%
% of net revenue	31%	33%	40%
Gross profit	$47,141	$34,303	$18,656	37%	84%
% of net revenue	69%	67%	60%

Cost of net revenue and gross profit increased by $4.5 million and $12.8 million, respectively, from 2009 to 2010. Cost of net revenue and gross profit increased by $4.4 million and $15.7 million, respectively, from 2008 to 2009. These increases in cost of net revenue were principally due to increased sales of our second-generation global digital television RF receiver product. Cost of net revenue increased at a lesser rate than the increase in net revenue, however, principally as a result of improved unit costs associated with lower silicon die expenses and lower package and assembly costs due to the choice of a smaller package. Reduced test costs due to higher wafer yields and improved test times were also significant contributors to the decrease in cost of net revenue as a percentage of net revenue. The rise in shipments and, to a lesser extent, the reduction in per unit manufacturing cost of the second-generation global digital television RF receiver products resulted in the increases in both the absolute gross profit and the gross profit percentage of net revenue in 2010 and 2009. We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, or manufacturing costs.

Research and Development

	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
	(dollars in thousands)
Research and development	$27,725	$19,790	$14,310	40%	38%
% of net revenue	41%	39%	46%

Research and development expense for 2010 was $27.7 million, an increase of $7.9 million, or 40%, from 2009. This increase was primarily attributable to an increase in the overall number of new product development and existing product enhancement initiatives. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increase at $6.7 million for 2010 (including $2.0 million of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount compared to the prior year. Also contributing to the increases were additional expenses for supplies, travel and other costs of $1.8 million, offset by decreases in acquired intellectual property of $0.5 million and facility-related costs of $0.1 million compared to the prior year. We expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Research and development expense for 2009 was $19.8 million, an increase of $5.5 million, or 38%, from 2008. The increase was primarily attributable to an increase in the number of new product development and existing product enhancement initiatives undertaken during 2009, relating primarily to our RF receiver SoC products. Incremental personnel-related costs of $3.1 million (including $0.3 million of stock-based compensation expense) contributed the largest portion of the increase, reflecting growth in our average full-time-equivalent headcount in 2009 compared to the prior year, as well as 2009 bonus accruals of $0.7 million that did not apply in 2008, when no bonuses were accrued or paid on a company-wide basis. Also contributing to the increase were $1.1 million of acquired intellectual property, $0.8 million of computer-aided design and related software license costs associated with the increase in the scope and number of our research and development projects, $0.4 million of facility-related costs associated with the need for larger scale operations and $0.4 million related to supplies, travel and other costs. These increases were offset by a decrease of $0.3 million related to the timing of various engineering test activities in 2009.

Selling, General and Administrative

	Years Ended December 31,			% Change
	2010	2009	2008	2010	2009
	(dollars in thousands)
Selling, general and administrative	$15,912	$9,921	$6,356	60%	56%
% of net revenue	23%	19%	20%

Selling, general and administrative expense for 2010 was $15.9 million, an increase of $6.0 million, or 60%, from 2009. This increase was primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, the increase was attributable in part to an additional $3.2 million of incremental salary and benefit expenses in 2010 (including $1.2 million in stock-based compensation). Also contributing to the increase were incremental legal, accounting and other professional expenses associated with becoming a public company of $0.6 million, distributor and representative sales commissions driven by increasing revenue of $0.7 million, consulting expenses of $0.5 million and additional supplies, travel and facility-related costs of $1.0 million. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Selling, general and administrative expense for 2009 was $9.9 million, or 19% of net revenue, an increase of $3.6 million, or 56%, from 2008. The year-to-year increase was primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, the increase was attributable to an additional $2.0 million of personnel-related costs, including $0.7 million of incremental sales commissions, 2009 bonus accruals of $0.5 million and $0.3 million of incremental stock-based compensation expense; an additional $0.7 million of increased legal and accounting expenses, $0.5 million of incremental consulting expenses and $0.4 million of additional supplies, travel and facility-related costs.

Interest and Other Income (Expense)

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Interest income	$326	$51	$179
Interest expense	$(29)	$(52)	$(74)
Other expense, net	$(58)	$(32)	$(9)

Interest income increased in 2010 compared to 2009 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO. Interest income in 2009 decreased from 2008 due to earning lower yields on cash and investments in 2009.

Interest expense decreased in 2010 compared to 2009 and in 2009 compared to 2008 due to lower outstanding debt balances.

Other expense, net in 2010 consisted primarily of losses on foreign currency transactions and investment management fees. Other expense, net in 2009 consisted primarily of the write-off of the carrying value of leasehold improvements in connection with vacating certain leased facilities.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of December 31, 2010, we had cash and cash equivalents of $21.6 million, investments of $72.9 million, and net accounts receivable of $3.0 million.

Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers.

Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	Years Ended December 31,
	2010	2009
	(in thousands)
Working capital	$95,444	$11,029
Cash and cash equivalents	$21,563	$17,921

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$4,838	$9,860	$1,602
Net cash provided by (used in) investing activities	(78,375)	391	157
Net cash provided by (used in) financing activities	77,170	(250)	(41)
Effect of exchange rates on cash and cash equivalents	9	1	—

Net increase in cash and cash equivalents	$3,642	$10,002	$1,718

Cash Flows from Operating Activities

Net cash provided by operating activities in 2010 primarily reflected our net income of $10.1 million, growth in amortization and depreciation, amortization of investment premiums, net, stock-based compensation, and increases in inventory, prepaid and other assets, deferred income taxes, accrued compensation and deferred rent of $1.9 million, $1.3 million, $4.2 million, $4.6 million, $1.4 million, $6.7 million, $0.4 million and $0.2 million, respectively, offset by decreases in accounts receivable, accounts payable and accrued expenses (including amounts due to related party) and deferred revenue and profit of $6.7 million, $2.7 million and $4.5 million, respectively. Our deferred income taxes increased in 2010 as a result of the release of our valuation allowance. Our increase in inventory and decreases in accounts receivable and deferred revenue and profit were due to a reduction in shipments to distributors in the second half of 2010 as customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments.

Net cash provided by operating activities in 2009 primarily reflected our net income of $4.3 million, growth in amortization and depreciation, stock-based compensation, reduction in inventory, and increases in accounts payable and accrued expenses (including amounts due to related party), accrued compensation, deferred revenue and deferred profit and other of $0.8 million, $1.0 million, $0.8 million, $5.1 million, $1.2 million, $6.6 million and $0.1 million, respectively, offset by decreases in accounts receivable and prepaid and other assets of $8.4 million and $1.7 million, respectively. Our accounts receivable increased as a result of significantly higher distributor shipments in 2009 and our inventory decreased as a result of sales and production being more closely matched in 2009. Our accounts payable and accrued expenses increased in 2009 in support of our increased production volumes and overall operational growth. Deferred revenue and deferred profit increased as our revenue grew and our distributors carried higher inventory balances.

Net cash used in operating activities in 2008 primarily reflected the net loss of $1.9 million, growth in inventory, prepaid and other assets, accrued compensation and amortization of investment premiums, net, of $1.7 million, $0.1 million, $0.2 million and $0.1 million, respectively, offset by decreases in accounts receivable of $0.9 million and growth in accounts payable and other accrued expenses, deferred revenue, amortization and depreciation and stock-based compensation of $0.5 million, $3.3 million, $0.6 million and $0.4 million, respectively. Our inventory grew due to our increased purchasing activity in support of our increasing sales forecasts. Our accounts receivable decreased in 2008 as a result of lower distributor purchases in December 2008 as a result of the global economic slowdown. The economic slowdown also resulted in our distributors carrying more inventory at the end of 2008 prior to adjusting their buying in response to market conditions, which resulted in growth in our deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities during the year ended December 31, 2010 consisted of $111.8 million in purchases of securities, $3.0 million in purchases of property and equipment and $1.3 million in purchases of intangibles, offset by $37.7 million in maturities of securities. Net cash provided by investing activities during the years ended December 31, 2009 and 2008 consisted of sales of investment securities, net of purchases, of $1.8 million and $1.1 million, respectively. Purchases of property and equipment accounted for $1.4 million in 2009 and $0.9 million in 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2010 was primarily due to the net cash provided from our IPO of $75.6 million.

Net cash used in financing activities during the year ended December 31, 2009 consisted of $0.1 million for the repayment of equipment financing and $0.8 million for costs paid in connection with our initial public offering, offset by $0.6 million of net proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2008 consisted of $89,000 for the repayment of equipment financing, offset by $48,000 of net proceeds from the exercise of stock options.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Capital lease obligations (including interest)	$127	$108	$19	$—
Operating lease obligations	2,465	739	1,325	401
Software licensing agreements	6,523	2,675	3,848	—
Inventory purchase obligations	1,367	1,367	—	—

Total contractual obligations	$10,482	$4,889	$5,192	$401

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our by-laws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of December 31, 2010.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the notes to consolidated financial statements contained within this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of MaxLinear Limited and MaxLinear Asia Limited is the United States dollar. The functional currency of MaxLinear Shanghai Limited is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of MaxLinear Shanghai Limited’s operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash of $21.6 million at December 31, 2010, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Based on their evaluation, our principal executive officer, principal financial officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

As a newly public company and under the applicable rules of the Securities and Exchange Commission we are not required to include Management’s Annual Report on Internal Control Over Financial Reporting or an attestation report of an Independent Registered Public Accounting Firm in our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our board of directors has set the date of our 2011 Annual Meeting of Stockholders to be May 6, 2011. The date of our 2011 Annual Meeting of Stockholders is advanced more than 30 days before the date of the anniversary of our 2010 Annual Meeting of Stockholders that was held on October 29, 2010. As a result, for a stockholder proposal to be considered for inclusion in our Definitive Proxy Statement to be filed in conjunction with our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, our corporate secretary must receive the written proposal at our principal executive offices no later than March 10, 2011. In addition, our bylaws also establish an advance notice procedure for stockholders who wish to present a proposal before an annual meeting of stockholders, but do not intend for the proposal to be included in our proxy statement. Because we are holding our 2011 Annual Meeting of Stockholders more than 30 days before the date of the anniversary of our 2010 Annual Meeting of Stockholders, our bylaws provide that notice of a stockholder proposal that is not intended to be included in our 2011 Proxy Statement must be received not later than the close of business on February 19, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Proposal Number 1 — Election of Class II Directors” and “Executive Officers” in our Definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

Code of Conduct

We have adopted a code of ethics and employee conduct that applies to our board of directors and all of our employees, including our chief executive officer, principal financial officer, and principal accounting officer.

Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” and “Code of Conduct.” When required by the rules of the New York Stock Exchange, or NYSE, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer, principal financial officer, or principal accounting officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.

The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in the 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership,” in our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number II — Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2010, 2009 and 2008

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Inventory reserves
2010	$120	$85	$(57)	148
2009	43	90	(13)	120
2008	—	43	—	43

3. Exhibits

Exhibit Number	Exhibit Title
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 29, 2010 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.8 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.1	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.2	Form of Director and Controlling Person Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.3	2004 Stock Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.4	Form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title
10.5	Amendment No. 1 to the form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.6	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.8	2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.9	Employment Offer Letter, dated December 20, 2010, between the Registrant and Adam C. Spice (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2010).

10.10	(Removed and Reserved)

10.11	Employment Offer Letter, dated September 12, 2008, between the Registrant and Michael Kastner (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.11.1	Employment Offer Letter, dated December 8, 2009, between the Registrant and Patrick E. McCready (incorporated by reference to Exhibit 10.11.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.12	Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.13	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.14	Lease Agreement, dated May 18, 2009, between the Registrant and JCCE – Palomar, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.15	Sublease Agreement, dated May 9, 2009, between the Registrant and CVI Laser, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.16	Intellectual Property License Agreement, dated June 18, 2009, between the Registrant and Intel Corporation, (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.17	(Removed and Reserved)

†10.18	Distributor Agreement, dated June 5, 2009, between the Registrant and Moly Tech Limited (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.19	Distributor Agreement, dated October 3, 2005, between the Registrant and Tomen Electronics Corporation (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.20	Distributor Agreement, dated August 19, 2009, between the Registrant and Lestina International Ltd. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title
10.21	MaxLinear, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

*11.1	Statement re computation of income (loss) per share (included on page F-14 of this Form 10-K).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 30, 2010).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page of this Form 10-K).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Confidential treatment has been requested and received for certain portions of these exhibits.

(b) Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c) Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.
(Registrant)

By:	/s/ Kishore Seendripu, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kishore Seendripu, Ph.D., Adam C. Spice and Patrick E. McCready, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kishore Seendripu, Ph.D. Kishore Seendripu, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2011

/s/ Adam C. Spice Adam C. Spice	Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2011

/s/ Patrick E. McCready Patrick E. McCready	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 8, 2011

/s/ Thomas E. Pardun Thomas E. Pardun	Lead Director	February 8, 2011

/s/ Kenneth P. Lawler Kenneth P. Lawler	Director	February 8, 2011

/s/ David Liddle, Ph.D David Liddle, Ph.D	Director	February 8, 2011

/s/ Curtis Ling, Ph.D Curtis Ling, Ph.D	Director	February 8, 2011

/s/ Albert J. Moyer Albert J. Moyer	Director	February 8, 2011

/s/ Donald E. Schrock Donald E. Schrock	Director	February 8, 2011

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MaxLinear, Inc.

We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

February 8, 2011

MAXLINEAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$21,563	$17,921
Investments, available-for-sale	72,923	—
Accounts receivable	3,047	9,707
Inventory	7,425	2,850
Deferred income taxes, prepaid expenses and other current assets	4,232	262

Total current assets	109,190	30,740
Property and equipment, net	4,535	2,627
Intangible assets	980	—
Deferred income taxes and other long-term assets	4,213	2,406

Total assets	$118,918	$35,773

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,877	$4,162
Deferred revenue and deferred profit	5,322	9,850
Accrued expenses	1,558	1,346
Accrued compensation	2,145	1,721
Amounts due to related party	1,746	2,508
Current portion of capital lease obligations	98	124

Total current liabilities	13,746	19,711
Deferred rent	257	71
Capital lease obligations, net of current portion	18	115
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 22,492 shares authorized:
Series A convertible preferred stock, no shares and 11,696 shares authorized at December 31, 2010 and 2009, respectively; no shares and 7,554 shares issued and outstanding at December 31, 2010 and 2009, respectively; liquidation preference of $0 and $15,351 at December 31, 2010 and 2009, respectively	—	15,351
Series B convertible preferred stock, no shares and 10,796 shares authorized at December 31, 2010 and 2009, respectively; no shares and 6,972 shares issued and outstanding at December 31, 2010 and 2009, respectively; liquidation preference of $0 and $20,000 at December 31, 2010 and 2009, respectively	—	20,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares and 10,737 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	1
Class A common stock, $0.0001 par value; 500,000 shares authorized, 13,170 shares and no shares issued and outstanding at December 31, 2010 and 2009, respectively	1	—
Class B common stock, $0.0001 par value; 500,000 shares authorized, 18,720 shares and no shares issued and outstanding at December 31, 2010 and 2009, respectively	2	—
Additional paid-in capital	116,512	2,301
Accumulated other comprehensive income	45	—
Accumulated deficit	(11,663)	(21,777)

Total stockholders’ equity (deficit)	104,897	(19,475)

Total liabilities and stockholders’ equity (deficit)	$118,918	$35,773

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenue	$68,701	$51,350	$31,331
Cost of net revenue	21,560	17,047	12,675

Gross profit	47,141	34,303	18,656
Operating expenses:
Research and development	27,725	19,790	14,310
Selling, general and administrative	15,912	9,921	6,356

Total operating expenses	43,637	29,711	20,666

Income (loss) from operations	3,504	4,592	(2,010)
Interest income	326	51	179
Interest expense	(29)	(52)	(74)
Other expense, net	(58)	(32)	(9)

Income (loss) before income taxes	3,743	4,559	(1,914)
Provision (benefit) for income taxes	(6,371)	230	—

Net income (loss)	10,114	4,329	(1,914)
Net income allocable to preferred stockholders	(1,215)	(3,691)	—

Net income (loss) attributable to common stockholders	$8,899	$638	$(1,914)

Net income (loss) per share attributable to common stockholders(1):
Basic	$0.33	$0.06	$(0.19)

Diluted	$0.30	$0.06	$(0.19)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	26,743	10,129	9,861

Diluted	29,478	11,512	9,861

(1)	As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Compreh- ensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	7,554	$15,351	6,972	$20,000	9,807	$1	—	$—	—	$—	$278	$(1)	$(24,192)	$(23,914)
Common stock issued upon exercise of stock options	—	—	—	—	173	—	—	—	—	—	141	—	—	141
Repurchase of common stock	—	—	—	—	(80)	—	—	—	—	—	(93)	—	—	(93)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	411	—	—	411
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	3	—	3
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	3		3
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,914)	(1,914)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,908)

Balance at December 31, 2008	7,554	15,351	6,972	20,000	9,900	1	—	—	—	—	737	5	(26,106)	(25,363)
Common stock issued upon exercise of stock options	—	—	—	—	837	—	—	—	—	—	605	—	—	605
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	959	—	—	959
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,329	4,329

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,324

Balance at December 31, 2009	7,554	15,351	6,972	$20,000	10,737	1	—	—	—	—	2,301	—	(21,777)	(19,475)
Conversion of Series A and B preferred stock to Class A and B common stock	(7,554)	(15,351)	(6,972)	(20,000)	—	—	1,491	—	13,035	1	35,350	—	—	35,351
Conversion of common stock to Class B common stock	—	—	—	—	(10,737)	(1)	—	—	10,737	1	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	5,680	—	(5,680)	—	—	—	—	—
IPO gross proceeds, net of costs	—	—	—	—	—	—	5,920	1	—	—	72,903	—	—	72,904
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	628	—	1,043	—	—	1,043
Employee stock purchase plan	—	—	—	—	—	—	79	—	—	—	700	—	—	700
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,215	—	—	4,215
Comprehensive income:
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	—	28	—	28
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	—	—	—	—	—	—	10,114	10,114

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	10,159

Balance at December 31, 2010	—	$—	—	$—	—	$—	13,170	$1	18,720	$2	$116,512	$45	$(11,663)	$104,897

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$10,114	$4,329	$(1,914)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	1,873	841	606
Amortization of investment premiums, net	1,258	(1)	(88)
Stock-based compensation	4,215	959	411
Write down of property and equipment	36	32	—
Changes in operating assets and liabilities:
Accounts receivable	6,660	(8,356)	853
Inventory	(4,575)	825	(1,747)
Deferred income taxes, prepaid expenses and other assets	(8,126)	(1,680)	(122)
Accounts payable and accrued expenses	(1,937)	2,902	476
Amounts due to related party	(762)	2,168	(12)
Accrued compensation	424	1,220	(161)
Deferred revenue and deferred profit	(4,528)	6,550	3,300
Deferred rent	186	71	—

Net cash provided by operating activities	4,838	9,860	1,602
Investing Activities
Purchase of property and equipment	(2,960)	(1,409)	(906)
Purchases of intangibles	(1,275)	—	—
Purchases of available-for-sale securities	(111,807)	—	(4,737)
Maturities of available-for-sale securities	37,667	1,800	5,800

Net cash provided by (used in) investing activities	(78,375)	391	157
Financing Activities
Payments on capital leases	(123)	(108)	(89)
Proceeds from issuance of common stock, net of repurchases	1,743	605	48
Proceeds from initial public offering, net of costs	75,550	(747)	—

Net cash provided by (used in) financing activities	77,170	(250)	(41)

Effect of exchange rate changes on cash and cash equivalents	9	1	—
Increase in cash and cash equivalents	3,642	10,002	1,718
Cash and cash equivalents at beginning of year	17,921	7,919	6,201

Cash and cash equivalents at end of year	$21,563	$17,921	$7,919

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$45	$56

Cash paid for income taxes	$382	$411	$1

Supplemental disclosures of non cash investing and financing information:
Capital lease obligations entered into for equipment purchases	$—	$—	$48

Unrealized gain (loss) on available-for-sale securities	$42	$(2)	$3

Accrued purchase of property and equipment	$554	$359	$—

See accompanying notes.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of highly integrated, mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers (OEMs), original design manufacturers (ODMs), who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products, and outsourcing the manufacturing of its products.

Initial Public Offering

In March 2010, the Company completed the initial public offering, or IPO, of its Class A common stock in which it sold and issued 5,920 shares of Class A common stock at an issue price of $14.00 per share. The Company raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 14,526 shares of Class B common stock.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries MaxLinear Shanghai Limited, MaxLinear Limited and MaxLinear Asia Limited. All intercompany transactions and investments have been eliminated in consolidation.

The functional currency of MaxLinear Shanghai Limited is the local currency. Accordingly, assets and liabilities of this entity are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant. The functional currency of MaxLinear Limited and MaxLinear Asia Limited is the United States dollar.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the consolidated financial statements. Actual results could differ from those estimates.

Stock Split

On July 16, 2009, the Company effected a four-for-three forward stock split of the Company’s outstanding common and preferred stock. On March 5, 2010, the Company effected a 1.5484-for-1 reverse stock split of the Company’s outstanding common and preferred stock. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the stock splits for all periods presented.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that are identified.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and includes materials and manufacturing overhead. The Company periodically reviews inventory for evidence of slow-moving or obsolete parts on a part-by-part basis, and the estimated reserve is based on management’s reviews of inventory on hand, compared to estimated future usage and sales, and assumptions about the likelihood of obsolescence. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of.

Newly developed products are generally not valued until they have been qualified for manufacturing and success in the marketplace has been demonstrated through sales and backlog, among other factors.

Investments, Available-for-Sale

The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale investments, if any, are determined on a specific identification basis and are also included in interest income.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and compensation are considered to be representative of their respective fair value because of the short-term nature of these items. Investment securities, available-for-sale, are carried at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term capital lease obligations approximates its carrying value.

Property and Equipment

Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2010.

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

Warranty

The Company generally provides a warranty on its products for a period of one year. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2010 and 2009, no accrual for warranty costs was recorded based on the Company’s analysis. During 2010, 2009 and 2008, warranty costs incurred totaled $2, $40 and $3, respectively.

Segment Information

The Company operates in one segment related to the design, development and sale of RF analog and mixed-signal semiconductor solutions for broadband communications applications. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company markets its products and services to consumer electronics and communications companies throughout the world. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales. The Company has not had any bad debt expense since inception.

Customers directly invoiced by the Company representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2010	2009	2008
Percentage of total net revenue
Tomen Electronics Corp.	57%	54%	87%
Lestina International Ltd.	13	27	*
Asia Fortune Electronics Enterprise	12	*	*
Moly Tech, Limited	11	11	*

*	Represents less than 10% of the net revenue for the respective period.

Revenues by country representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2010	2009	2008
Percentage of total net revenue
Japan.	57%	54%	87%
China	24	39	*
Taiwan	13	*	*

*	Represents less than 10% of the net revenue for the respective period.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Customers whose balance represents greater than 10% of accounts receivable is as follows:

	December 31,
	2010	2009
Percentage of gross accounts receivable:
Tomen Electronics Corp.	32%	57%
Asia Fortune Electronics Enterprise	25	*
Lestina International Ltd.	16	21
Jabil Industrial do Brasil Ltda	10	*

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Net revenue to customers in foreign countries, substantially all in Asia, accounted for 100%, 99% and 100% of net revenue in 2010, 2009 and 2008, respectively. The determination of which country a particular sale is allocated to is based on the destination of the product shipment.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the statements of operations based on the department to which the related employee reports.

The Company accounts for stock options issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Research and Development

Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted net income (loss) per share, net income attributable to the Company is divided by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted certain provisions of the FASB’s updated guidance related to fair value measurements and disclosures, which require new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The updated guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance was effective January 1, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which are effective for the Company beginning in the first quarter of fiscal year 2011. The Company’s adoption of the updated guidance did not have an impact on its consolidated financial statements and the deferred provisions are not expected to significantly impact is consolidated financial statements.

Effective February 2010, the Company adopted the FASB’s updated guidance related to subsequent events and amendments to certain recognition and disclosure requirements. The updated guidance removes the requirement for an SEC filer, as defined, to disclose a date through which subsequent events have been evaluated. The updated guidance became effective upon issuance. The adoption of the updated guidance did not have an impact on its consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

2. Net Income (Loss) per Share

Prior to the Company’s IPO, net income (loss) per share was computed as required by provisions within the accounting standard for earnings per share, which established guidance regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. The accounting standard for earnings per share requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income (loss) attributable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of shares of common stock outstanding for the period, net of shares subject to repurchase by the Company. The accounting standard for earnings per share does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculated diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income (loss) per share. To the extent preferred stock was anti-dilutive, the Company calculated diluted net income (loss) per share under the two-class method.

Subsequent to the Company’s IPO, net income (loss) per share continued to be computed as required by provisions within the accounting standard for earnings per share. Basic EPS is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

Subsequent to its IPO, the Company has two classes of stock outstanding, Class A common stock and Class B common stock. The economic rights of the Class A common stock and Class B common stock, including rights in connection with dividends and payments upon a liquidation or merger are identical, and the Class A common stock and Class B common stock will be treated equally, identically and ratably, unless differential treatment is approved by the Class A common stock and Class B common stock, each voting separately as a class. The Company computes basic earnings per share by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, the Company divides net income (loss) attributable to common stockholders by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Historical
Numerator:
Net income (loss)	$10,114	$4,329	$(1,914)
Net income allocable to preferred stockholders	(1,215)	(3,691)	—

Net income (loss) attributable to common stockholders	$8,899	$638	$(1,914)

Denominator:
Weighted average common shares outstanding	26,743	10,129	9,894
Weighted average unvested shares of common stock subject to repurchase	—	—	(33)

Weighted average common shares outstanding—basic	26,743	10,129	9,861
Common equivalent shares from options to purchase common stock	2,735	1,383	—

Weighted average common shares outstanding—diluted	29,478	11,512	9,861

Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$0.06	$(0.19)

Diluted	$0.30	$0.06	$(0.19)

The following table presents a summary of the Company’s weighted average, common equivalent shares of potentially dilutive securities not included in the calculation of diluted net income per share due to its anti-dilutive nature:

	Years Ended December 31,
	2010	2009	2008
Preferred stock	—	14,526	14,526
Common stock options	1,341	1,639	3,795

	1,341	16,165	18,321

3. Financial Instruments

The composition of financial instruments is as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$208	$—	$—	$208
Government-sponsored enterprise securities	37,068	12	(3)	37,077
Corporate debt securities	39,316	38	(5)	39,349

	76,592	50	(8)	76,634
Less amounts included in cash and cash equivalents	(3,712)	—	1	(3,711)

	$72,880	$50	$(7)	$72,923

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company had no financial instruments as of December 31, 2009.

As of December 31, 2010, the gross unrealized losses of $8 represent a temporary impairment on the government-sponsored enterprise and corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates.

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

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

	Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$208	$208	$—	$—
Government-sponsored enterprise securities	37,077	—	37,077	—
Corporate debt securities	39,349	—	39,349	—

	$76,634	$208	$76,426	$—

4. Balance Sheet Details

Inventory consists of the following:

	December 31,
	2010	2009
Work-in-process	$5,691	$1,615
Finished goods	1,734	1,235

	$7,425	$2,850

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (in Years)	December 31,
		2010	2009
Furniture and fixtures	5	$275	$270
Machinery and equipment	5	4,762	3,223
Masks and production equipment	2	2,486	824
Software	3	543	478
Leasehold improvements	4-5	151	97
Construction in progress	N/A	144	—

		8,361	4,892
Less accumulated depreciation and amortization		(3,826)	(2,265)

		$4,535	$2,627

The net book value of property and equipment acquired under capital leases totaled $94 and $207 at December 31, 2010 and 2009, respectively.

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	December 31,
		2010	2009
Licensed technology	3	$1,275	$—
Less accumulated amortization		(295)	—

		$980	$—

The following table presents future amortization of the Company’s intangible assets at December 31, 2010:

Amortization
2011	$451
2012	451
2013	78

Total	$980

Deferred revenue and deferred profit consist of the following:

	December 31,
	2010	2009
Deferred revenue—rebates	$492	$202
Deferred revenue—distributor transactions	6,535	12,546
Deferred cost of net revenue—distributor transactions	(1,705)	(2,898)

	$5,322	$9,850

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Accrued expenses consist of the following:

	December 31,
	2010	2009
Accrued software license payments	$362	$162
Accrued professional fees	236	546
Accrued price protection liability	456	62
Accrued inventory purchases	—	262
Other	504	314

	$1,558	$1,346

5. Licensing Agreements, Lease Commitments and Contingencies

Licensing Agreements

The Company has entered into several licensing agreements which allow it to use certain software or intellectual property for specified periods of time. Research and development expense associated with these licensing agreements was $2,464, $2,041 and $1,316 for 2010, 2009 and 2008, respectively.

Lease Commitments

The Company has capital leases for certain equipment with lease terms ranging from 36 to 60 months at interest rates ranging from 12% to 18%.

During May 2009, the Company entered into two lease agreements for office facilities to replace the office facilities being leased at December 31, 2008. In connection with vacating the facilities, the Company wrote off the carrying value of leasehold improvements at June 30, 2009 totaling $32. The Company did not incur any additional expenses as a result of terminating the leases. One lease commenced on June 1, 2009 and expires on January 22, 2014. The second lease commenced on September 1, 2009 and expires on August 31, 2014. The lease which expires on August 31, 2014 has an option to extend the lease beyond the initial term for three years. The terms of these leases provide for rental payments on a monthly basis with periodic rent escalations over the term of the lease. During January 2010, the Company entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and commenced in April 2010 with an option to extend the lease for an additional five years. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, incentives were granted, including discounted rental payments and inducements. As such, these allowances have been recorded as deferred rent and these items are being recognized as reductions to rental expense on a straight-line basis over the term of the lease.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

At December 31, 2010, future minimum annual payments under the equipment and the non-cancelable operating leases and licensing agreements are as follows:

	Capital Leases	Operating Leases	Software Licensing Agreements
2011	$108	$739	$2,675
2012	17	680	2,606
2013	2	645	1,242
2014	—	377	—
2015	—	24	—

Total minimum lease payments	127	$2,465	$6,523

Less amounts representing interest	(11)

Net present value of capital lease obligations	116
Less current portion of capital lease obligations	(98)

Capital lease obligations, net of current portion	$18

Total rent expense for 2010, 2009 and 2008, was $652, $614 and $485, respectively.

Two of the Company’s executive officers have personally guaranteed the Company’s performance under certain capital leases with remaining payments totaling $62 at December 31, 2010.

The Company had firm purchase order commitments for the acquisition of inventory as of December 31, 2010 and 2009 of $1,367 and $4,380, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

6. Convertible Preferred Stock

The Company’s convertible preferred stock has been classified as temporary equity on the accompanying balance sheets instead of in stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the control of the Company, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption. Accordingly, these shares were considered contingently redeemable and the carrying values of the convertible preferred stock were adjusted to their liquidation values at the date of issuance.

An aggregate amount of 14,526,083 of Series A Preferred Stock and Series B Preferred Stock was automatically converted into 1,491,186 shares of Class A common stock and 13,034,897 shares of Class B common stock upon the closing of the initial public offering in March 2010.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

7. Stock-Based Compensation and Employee Benefit Plans

Employee Benefit Plans

At December 31, 2010, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of net revenue	$80	$—	$—
Research and development	2,589	583	307
Selling, general and administrative	1,546	376	104

	$4,215	$959	$411

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2010 was $8.4 million, and the weighted average period over which these grants are expected to vest is 2.51 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $208, $35 and $18 for 2010, 2009 and 2008, respectively.

Stock Options

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

Equity Incentive Plan Shares

	Years Ended December 31,
	2010	2009	2008
Weighted-average grant date fair value per share	$6.89	$3.36	$0.71

Risk-free interest rate	2.51%	2.68%	2.78%
Dividend yield	—	—	—
Expected life (years)	6.06	6.18	6.08
Volatility	55.00%	56.00%	61.99%

Employee Stock Purchase Plan Shares

Years Ended December 31,
	2010	2009	2008
Weighted-average grant date fair value per share	$3.18 – $8.38	—	—

Risk-free interest rate	0.14 – 1.14%	—	—
Dividend yield	—	—	—
Expected life (years)	0.5 – 2.10	—	—
Volatility	30.43 – 60.03%	—	—

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,951	$3.38
Granted	881	12.70
Exercised	(628)	1.67
Canceled	(472)	6.48

Outstanding at December 31, 2010	4,732	$5.03	7.9	$29,031

Vested and expected to vest at December 31, 2010	4,554	$4.92	7.9	$28,410

Exercisable at December 31, 2010	1,982	$2.14	7.0	$17,082

The exercise price for all stock options granted prior to the Company’s initial public offering is at or above the estimated fair value of the underlying common stock as determined contemporaneously on the date of grant by the Company’s Board of Directors with assistance from valuation information provided the Company’s management. Given the absence of an active market for the Company’s common stock, the Company’s Board of Directors was required to estimate the fair value of the Company’s common stock at the time of each grant. The Company’s Board of Directors, which includes members who are experienced in valuing the securities of early-stage technology companies, considered objective and subjective factors in determining the estimated fair value of the Company’s common stock on each option grant date.

The intrinsic value of stock options exercised during 2010, 2009 and 2008 was $5,226, $3,723 and $54, respectively.

The fair value of options which vested during 2010, 2009 and 2008 was $2,096, $656 and $385, respectively.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Shares Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

December 31, 2010
Stock options outstanding	4,732
Authorized for future stock option grants under 2010 Equity Incentive Plan	8,910
Authorized for future issuance under 2010 Employee Stock Purchase Plan	567

Total	14,209

8. Income Taxes

Income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$126	$110	$—
State	163	120	—
Foreign	22	—	—

Total current	311	230	—
Deferred:
Federal	1,336	1,312	(777)
State	(104)	479	(622)
Foreign	(685)	—	—
Change in valuation allowance	(7,229)	(1,791)	1,399

Total deferred	(6,682)	—	—

Total income tax provision (benefit)	$(6,371)	$230	$—

The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2010	2009	2008
Provision at statutory rate	$1,273	$1,550	$(651)
State income taxes (net of federal benefit)	336	162	(130)
Research and development credits	(1,078)	(890)	(707)
Foreign rate differential	262	292	(4)
Stock compensation	959	282	127
Foreign dividend	46	—	—
Tax attribute reduction	—	572	—
Permanent and other	(940)	53	(34)
Valuation allowance	(7,229)	(1,791)	1,399

Total provision (benefit) for income taxes	$(6,371)	$230	$—

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The components of the deferred income tax assets are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,042	$7,282
Research and development credits	4,518	2,957
Accrued expenses and other	2,641	507
Stock-based compensation	534	62

	10,735	10,808
Less valuation allowance	(3,132)	(10,361)

	7,603	447
Deferred tax liability:
Depreciation and amortization	(935)	(447)

Net deferred tax assets	$6,668	$—

At December 31, 2010, based on the weight of available evidence, including cumulative profitability in recent years and the availability of expected future taxable income, the Company concluded that it is more likely than not that the benefits of deferred income tax assets will be realized. Accordingly, the Company reversed the valuation allowance on the Company’s federal gross deferred income tax assets. The Company is continuing to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines.

The net change in the total valuation allowance was a decrease of $7.2 million in 2010. For the years ended December 31, 2009 and 2008, the valuation allowance decreased by $1.8 million and increased by $1.4 million respectively.

At December 31, 2010, the Company had federal and state tax net operating loss carryforwards of approximately $10,174 and $14,317, respectively. The federal and state tax loss carryforwards will begin to expire in 2026 and 2018, respectively, unless previously utilized.

At December 31, 2010, the Company had federal and state tax credit carryforwards of approximately $2,816 and $2,622, respectively. The federal tax credit carryforward will begin to expire in 2024, unless previously utilized. The state tax credits do not expire.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has had two changes of ownership in April and November of 2004 resulting in an annual net operating loss and credit limitation. The annual limitations will not cause a loss of net operating loss or credit carryforwards. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, the Company is not under examination by any taxing authorities.

As a result of certain realization requirements of the accounting standard for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

compensation recognized for financial reporting. Equity will increase by $1.7 million if and when such deferred tax assets are ultimately realized. The Company uses the with-and-without approach for purposes of determining when excess tax benefits have been realized.

At December 31, 2010, the Company’s unrecognized tax benefits totaled $1,184, $982 of which, if recognized, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized no interest or penalties upon the adoption of the guidance or as of December 31, 2010. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months.

The following table summarizes the changes to the unrecognized tax benefits during 2010, 2009 and 2008:

Balance as of December 31, 2007	$354
Additions based on tax positions related to the current year	228
Additions based on tax positions of prior year	—

Balance as of December 31, 2008	582
Additions based on tax positions related to the current year	290
Additions based on tax positions of prior year	—

Balance as of December 31, 2009	872
Additions based on tax positions related to the current year	287
Additions based on tax positions of prior year	25

Balance as of December 31, 2010	$1,184

The Company is subject to federal, California and Chinese income tax. At December 31, 2010 the Company is no longer subject to federal, California or Chinese income tax examinations for the years before 2007, 2006 and 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

9. Employee Retirement Plan

The Company has a 401(k) defined contribution retirement plan (the 401(k) Plan) covering all eligible employees. Participants may voluntarily contribute on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the 401(k) Plan for any of the periods presented.

10. Related-Party Transactions

For 2010, 2009 and 2008, the Company recorded charges of $15,776, $10,541 and $8,891, respectively, related to wafer inventory purchased from and research and development expenses incurred with an affiliate of one of the Company’s stockholders. Accounts payable to this stockholder at December 31, 2010 and 2009 were $1,746 and $2,508 respectively.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

11. Selected Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2010. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$16,137	$18,176	$18,523	$15,865
Gross profit	10,979	12,705	13,036	10,421
Net income	1,334	1,766	1,352	5,662
Net income attributable to common stockholders	119	1,766	1,352	5,662
Net income per share attributable to common stockholders:
Basic	$0.01	$0.06	$0.04	$0.18
Diluted	$0.01	$0.05	$0.04	$0.17

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$8,771	$11,176	$16,200	$15,203
Gross profit	5,709	7,278	10,636	10,680
Net income	92	153	2,166	1,918
Net income attributable to common stockholders	—	—	—	638
Net income per share attributable to common stockholders:
Basic	$—	$—	$—	$0.06
Diluted	$—	$—	$—	$0.05