Form 10-Q
period 2011-03-31
MAXLINEAR INC
filed 2011-04-28
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 25, 2011, the registrant has 16,857,296 shares of Class A common stock, par value $0.0001, and 15,524,437 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,147	$21,563
Investments, available-for-sale	58,677	72,923
Accounts receivable	7,593	3,047
Inventory	5,236	7,425
Deferred income taxes, prepaid expenses and other current assets	3,771	4,232

Total current assets	108,424	109,190
Property and equipment, net	5,045	4,535
Intangible assets	867	980
Deferred income taxes and other long-term assets	4,904	4,213

Total assets	$119,240	$118,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,718	$2,877
Deferred revenue and deferred profit	4,504	5,322
Accrued expenses	2,339	1,558
Accrued compensation	2,601	2,145
Amounts due to related party	—	1,746
Current portion of capital lease obligations	85	98

Total current liabilities	13,247	13,746
Deferred rent	248	257
Capital lease obligations, net of current portion	6	18
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 15,974 and 13,170 shares issued and outstanding at March 31, 2011 (unaudited) and December 31, 2010, respectively	1	1
Class B common stock, $0.0001 par value; 500,000 shares authorized, 16,238 and 18,720 shares issued and outstanding at March 31, 2011 (unaudited) and December 31, 2010, respectively	2	2
Additional paid-in capital	118,505	116,512
Accumulated other comprehensive income	42	45
Accumulated deficit	(12,811)	(11,663)

Total stockholders’ equity	105,739	104,897

Total liabilities and stockholders’ equity	$119,240	$118,918

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net revenue	$16,908	$16,137
Cost of net revenue	6,077	5,158

Gross profit	10,831	10,979
Operating expenses:
Research and development	7,866	6,079
Selling, general and administrative	4,832	3,527

Total operating expenses	12,698	9,606

Income (loss) from operations	(1,867)	1,373
Interest income	93	16
Interest expense	(4)	(9)
Other expense, net	(51)	(2)

Income (loss) before income taxes	(1,829)	1,378
Provision (benefit) for income taxes	(681)	44

Net income (loss)	(1,148)	1,334
Net income allocable to preferred stockholders	—	(1,215)

Net income (loss) attributable to common stockholders	$(1,148)	$119

Net income (loss) per share attributable to common stockholders (1):
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,037	12,586

Diluted	32,037	15,146

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any historical or future periods

See accompanying notes.

MAXLINEAR, INC.

UNDAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$(1,148)	$1,334
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	676	329
Amortization of investments premiums, net	317	1
Stock-based compensation	1,605	619
Deferred income taxes	(691)	—
Write down of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(4,546)	1,622
Inventory	2,189	(27)
Prepaid and other assets	461	(160)
Accounts payable and accrued expenses	1,159	200
Amounts due to related party	(1,746)	(920)
Accrued compensation	456	(714)
Deferred revenue and deferred profit	(818)	(180)
Deferred rent	(9)	44

Net cash provided by (used in) operating activities	(2,094)	2,148
Investing Activities
Purchase of property and equipment	(664)	(652)
Purchases of intangibles	—	(475)
Purchases of available-for-sale securities	(28,642)	(25,652)
Maturities of available-for-sale securities	42,565	—

Net cash provided by (used in) investing activities	13,259	(26,779)
Financing Activities
Payments on capital leases	(25)	(30)
Proceeds from issuance of common stock	441	65
Proceeds from initial public offering, net of costs	—	75,550

Net cash provided by financing activities	416	75,585

Effect of exchange rate changes on cash and cash equivalents	3	—

Increase in cash and cash equivalents	11,584	50,954

Cash and cash equivalents at beginning of period	21,563	17,921

Cash and cash equivalents at end of period	$33,147	$68,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$9

Cash paid for taxes	$—	$—

Supplemental disclosures of non cash investing and financing information:
Unrealized gain (loss) on available-for-sale securities	$35	$(13)

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of highly integrated, mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products, and outsourcing the manufacturing of its products.

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries MaxLinear Shanghai Limited, MaxLinear Limited and MaxLinear Asia Limited. All intercompany transactions and investments have been eliminated in consolidation.

Transactions identified as related-party transactions in the prior year were not deemed to be related-party transactions for the three months ended March 31, 2011.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

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

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the deferred provisions of the FASB’s updated guidance related to fair value measurements and disclosures, which require disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The Company’s adoption of the deferred provisions did not have an impact on its consolidated financial statements.

Effective January 1, 2011, the Company adopted the FASB’s new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company’s adoption of the new standards did not have an impact on its consolidated financial statements.

Effective January 1, 2011, the Company adopted the FASB’s new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company’s adoption of the new standards did not have an impact on its consolidated financial statements.

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

Subsequent to the Company’s IPO, net income per share continued to be computed as required by provisions within the accounting standard for earnings per share. Basic EPS is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

Subsequent to its IPO, the Company has two classes of stock outstanding, Class A common stock and Class B common stock. The economic rights of the Class A common stock and Class B common stock, including rights in connection with dividends and

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

payments upon a liquidation or merger are identical, and the Class A common stock and Class B common stock will be treated equally, identically and ratably, unless differential treatment is approved by the Class A common stock and Class B common stock, each voting separately as a class. The Company computes basic earnings per share by dividing net income attributable to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, the Company divides net income attributable to common stockholders by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

	Three Months Ended March 31,
	2011	2010
Historical
Numerator:
Net income (loss)	$(1,148)	$1,334
Net income allocable to preferred stockholders	—	(1,215)

Net income (loss) attributable to common stockholders	$(1,148)	$119

Denominator:
Weighted average common shares outstanding - basic	32,037	12,586
Common equivalent shares from options to purchase common stock	—	2,560

Weighted average common shares outstanding - diluted	32,037	15,146

Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

The Company excluded 3,456 and 1,081 weighted average, common equivalent shares from options to purchase common stock for the three months ended March 31, 2011 and 2010, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

3. Financial Instruments

The composition of financial instruments is as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$13,157	$—	$—	$13,157
Government-sponsored enterprise securities	23,623	14	—	23,637
Corporate debt securities	40,218	27	(6)	40,239

	76,998	41	(6)	77,033
Less amounts included in cash and cash equivalents	(18,356)	—	—	(18,356)

	$58,642	$41	$(6)	$58,677

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

The gross unrealized losses of $6 and $8 at March 31, 2011 and December 31, 2010, respectively, represent temporary impairments on government-sponsored enterprise and corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates.

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

	Balance at March 31, 2011	Fair Value Measurements at March 31, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,157	$13,157	$—	$—
Government-sponsored enterprise securities	23,637	—	23,637	—
Corporate debt securities	40,239	—	40,239	—

	$77,033	$13,157	$63,876	$—

4. Balance Sheet Details

Inventory consists of the following:

	March 31, 2011	December 31, 2010
Work-in-process	$4,109	$5,691
Finished goods	1,127	1,734

	$5,236	$7,425

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2011	December 31, 2010
Furniture and fixtures	5	$303	$275
Machinery and equipment	5	5,829	4,762
Masks and production equipment	2	2,516	2,486
Software	3	543	543
Leasehold improvements	4-5	243	151
Construction in progress	N/A	—	144

		9,434	8,361
Less accumulated depreciation and amortization		(4,389)	(3,826)

		$5,045	$4,535

The net book value of property and equipment acquired under capital leases totaled $76 and $94 at March 31, 2011 and December 31, 2010, respectively.

Intangible assets consist of the following:

	Useful Life (in Years)	March 31, 2011	December 31, 2010
Licensed technology	3	$1,275	$1,275
Less accumulated amortization		(408)	(295)

		$867	$980

The following table presents future amortization of the Company’s intangible assets at March 31, 2011.

March 31, 2011
2011	$338
2012	451
2013	78

$867

Deferred revenue and deferred profit consist of the following:

	March 31, 2011	December 31, 2010
Deferred revenue—rebates	$98	$492
Deferred revenue—distributor transactions	6,390	6,535
Deferred cost of net revenue—distributor transactions	(1,984)	(1,705)

	$4,504	$5,322

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued software license payments	$347	$362
Accrued professional fees	340	236
Accrued price protection liability	1,143	456
Other	509	504

	$2,339	$1,558

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

5. Commitments and Contingencies

Lease Commitments

During February 2011, the Company entered into an amendment to its existing operating lease agreement for a research and development facility in Irvine, CA. The amendment calls for an expansion in the amount of space occupied and an extension to April 2016. Future minimum payments under the amended operating lease for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and 2016 are $103, $152, $158, $164, $170 and $57, respectively.

The Company had firm purchase order commitments for the acquisition of inventory as of March 31, 2011 and December 31, 2010 of $4,716 and $1,367, respectively.

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

Equity Incentive Plan Shares

	Three Months Ended March 31,
	2011	2010
Weighted-average grant date fair value per share	$5.34	$6.02

Risk-free interest rate	2.21%	2.77%
Dividend yield	—	—
Expected life of options (years)	5.46	5.96
Volatility	52.46%	55.00%

Employee Stock Purchase Plan Shares

	Three Months Ended March 31,
	2011	2010
Weighted-average grant date fair value per share	$3.18	$—

Risk-free interest rate	0.14%	—
Dividend yield	—	—
Expected life of options (years)	0.5	—
Volatility	55.32%	—

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

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended March 31,
	2011	2010
Cost of net revenue	$23	$12
Research and development	795	341
Selling, general and administrative	787	266

	$1,605	$619

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $26 and $58 for the three months ended March 31, 2011 and 2010, respectively.

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

On January 1, 2011, 1,276 shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Plan pursuant to an “evergreen” provision contained in the 2010 Plan.

2010 Employee Stock Purchase Plan

The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 10% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the ESPP. Beginning with the offering period commencing in May 2011, employees may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

On January 1, 2011, 399 shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.

7. Income Taxes

In order to determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The benefit for income taxes for the three months ended March 31, 2011 was $681, for an effective rate of 37.2%. The benefit for income taxes differs from the federal statutory rate primarily due to a benefit obtained from certain deductions related to stock option exercises.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the three months ended March 31, 2011, the Company’s unrecognized tax benefits remained unchanged. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this management’s discussion and analysis of financial condition and results of operations contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statements.

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

•

In 2010, we began commercial shipments of our global digital television SoC product, our cable RF receiver SoC for North America and DVB-C set top boxes, and our global hybrid digital/analog television RF receiver SoC with built-in USB interface.

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $68.7 million in fiscal 2010. In 2010 and in the three months ended March 31, 2011, a majority of our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes and cable modems and gateways for the cable industry, trends in the development markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97%, 99% and 97% of net revenue in the years ended December 31, 2010, 2009 and 2008, respectively, and 87% and 96% of net revenue in the three months ended March 31, 2011 and 2010, respectively. The majority of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three months ended March 31, 2011 and the years ended December 31, 2010 and 2009 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. For the three months ended March 31, 2011, one customer accounted for 22% of our net revenue, and our ten largest customers accounted for 66% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and 2010. As of March 31, 2011, we had an accumulated deficit of $12.8 million.

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

There were no significant changes during the quarter ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2010 contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2011.

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

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries, primarily by United Microelectronics Corporation, or UMC; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; amortization of production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.

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

Provision (Benefit) for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

Comparison of the Three Months Ended March 31, 2011 and 2010

The following table presents a comparison of each line item in the condensed consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net revenue	100%	100%
Cost of net revenue	36	32

Gross profit	64	68
Operating expenses:
Research and development	46	38
Selling, general and administrative	29	22

Total operating expenses	75	60

Income (loss) from operations	(11)	8
Interest and other income	—	—

Income (loss) before income taxes	(11)	8
Provision (benefit) for income taxes	(4)	—

Net income (loss)	(7)%	8%

Net Revenue

	Three Months Ended March 31,		% Change
	2011	2010
	(dollars in thousands)
Net revenue	$16,908	$16,137	5%

Our net revenue was $16.9 million in the three months ended March 31, 2011, as compared to $16.1 million in the three months ended March 31, 2010, an increase of $0.8 million or 5%. This increase was primarily due to significant increases in shipments of our RF receiver and SoC products used in digital cable applications, ISDB-T and hybrid televisions, and standalone high definition set top boxes for the European digital terrestrial television market. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market, and digital-to-analog terrestrial converter boxes for the European market. We expect sales of our RF receiver and SoC products used for digital televisions and digital cable applications to account for a substantial portion of our revenue growth, if any. Demand for our products will depend on several factors including the rate of the worldwide transition from analog-to-digital television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

In March 2011, a major earthquake struck northeastern Japan, triggering a tsunami that together with the earthquake resulted in unprecedented damage to infrastructure and substantial loss of life. A subsequent nuclear crisis at the Fukushima I nuclear power plant has created significant concern about public health and safety, the effect of radiation contamination on food supplies, and the effect of lost power production on Japan’s ability to satisfy electrical power demand, particularly as the country enters the summer months. From a business and financial perspective, these events have led to substantial uncertainty about the direction of the Japanese economy, including the automotive and consumer electronics industries from which we realize substantial revenues.

For fiscal 2010, revenue directly attributable to Japan, which includes revenues attributable to the sale of integrated circuits into the Japanese automotive industry and sales of integrated circuits for electronic devices destined for Japanese consumer and mobile markets, accounted for approximately 57% of our net revenue. In the first quarter of 2011, Japanese-derived revenue declined to 47% of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue through the end of 2011. Nevertheless, Japan will continue to account for a substantial portion of our net revenues, and our ability to achieve our financial forecasts will depend in large part on trends in Japanese automotive and consumer markets. In particular, our net revenue in 2011 could be adversely affected by continued manufacturing shut-downs in Japan, whether due to power shortages, disruptions in manufacturing supply chains, or other reasons. In addition, net revenues attributable to Japanese consumer and mobile markets will depend on the reaction of Japanese consumers to these events, including trends in consumer confidence and spending and the general pace and trend of recovery from the earthquake, tsunami, and nuclear crisis. As of the filing date of this Quarterly Report on Form 10-Q, we have limited ability to predict the impact of these events on our net revenues, particularly in the third and fourth quarter of 2011 when depleted inventories could begin to have a material effect on the availability of components if automotive and consumer electronic supply chains have not recovered by that time.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,		% Change
	2011	2010
	(dollars in thousands)
Cost of net revenue	$6,077	$5,158	18%
% of net revenue	36%	32%
Gross profit	10,831	10,979	(1)%
% of net revenue	64%	68%

Cost of net revenue increased by $0.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Gross profit decreased by $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, reflecting a decrease in gross profit as a percentage of revenue from 68% to 64%. The increase in cost of net revenue was principally due to increased sales of our second-generation global digital television RF receiver product. The decreases in both absolute gross profit and the gross profit percentage of net revenue were primarily due to changes in product mix and decreases in average selling prices of several products, partially offset by decreased manufacturing costs. We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, or manufacturing costs.

Research and Development

	Three Months Ended March 31,		% Change
	2011	2010
	(dollars in thousands)
Research and development	$7,866	$6,079	29%
% of net revenue	46%	38%

Research and development expense for the three months ended March 31, 2011 was $7.9 million, an increase of $1.8 million, or 29%, from the three months ended March 31, 2010. The increase was primarily attributable to an increase in the number of new product development and existing product enhancement initiatives undertaken during 2010, which have continued into the first quarter of 2011. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increase at $1.6 million (including $0.5 million of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount in the three months ended March 31, 2011 compared to the same period of the prior year. We expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended March 31,		% Change
	2011	2010
	(dollars in thousands)
Selling, general and administrative	$4,832	$3,527	37%
% of net revenue	29%	22%

Selling, general and administrative expense for the three months ended March 31, 2011 was $4.8 million, an increase of $1.3 million, or 37%, from the three months ended March 31, 2010. The year-to-year increase was primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as a result of becoming a public reporting company. Specifically, the increase was attributable to an additional $1.0 million of salary and benefit expenses (including $0.5 million in stock-based compensation), an additional $0.1 million of increased legal, accounting and other professional expenses, $0.1 million of incremental consulting expenses and $0.1 million of additional occupancy-related costs. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Interest income	$93	$16
Interest expense	$(4)	$(9)
Other expense, net	$(51)	$(2)

Interest income increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO.

Interest expense decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to lower outstanding debt balances.

Other expense, net increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased losses on foreign currency transactions, investment management fees and lease settlement charges.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Provision (benefit) for income taxes	$(681)	$44

The benefit for income taxes for the three months ended March 31, 2011 was $681 or approximately 37.2% of pre-tax loss compared to a provision for income taxes of $44 for the three months ended March 31, 2010. The change in the effective tax rate is primarily due to the valuation allowance on the net federal deferred tax asset that existed during the three months ended March 31, 2010. Our tax rate now more closely approximates the U.S. federal statutory rate of 35% as the valuation allowance on the net federal deferred tax asset was released during the three months ended December 31, 2010. We continue to maintain a full valuation allowance against our state net deferred tax asset.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of March 31, 2011, we had cash and cash equivalents of $33.1 million, investments of $58.7 million, and net accounts receivable of $7.6 million.

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Working capital	$95,177	$95,444
Cash and cash equivalents	$33,147	$21,563

Cash Flows from Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2011. Net cash used in operating activities primarily consisted of a net loss of $1.1 million plus $1.9 million in non-cash operating expenses less $2.9 million in net cash used by changes in operating assets and liabilities. Included in the net cash used by changes in operating assets and liabilities was a $4.5 million use of cash caused by an increase in accounts receivable due to significantly greater shipments in the last month of the quarter ended March 31, 2011 compared to the last month of the quarter ended December 31, 2010. Non-cash items included in net loss for the three months ended March 31, 2011 included depreciation and amortization expense of $0.7 million, amortization of investment premiums, net of $0.3 million, stock-based compensation of $1.6 million and an increase in deferred income taxes of $0.7 million. Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2010. Net cash provided by operating activities primarily consisted of $1.3 million in net income plus $1.0 million in non-cash operating expenses less $0.2 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the three months ended March 31, 2010 included depreciation and amortization expense of $0.3 million and stock-based compensation of $0.6 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2011. Net cash used in investing activities consisted of $28.6 million in purchases of securities and $0.7 million in purchases of property and equipment, offset by $42.6 million in maturities of securities. Net cash used in investing activities was $26.8 million for the three months ended March 31, 2010. Net cash used in investing activities consisted of $25.6 million in purchases of securities, $0.7 million in purchases of property and equipment and $0.5 million in purchases of intangibles.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2011. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $0.4 million. Net cash provided by financing activities was $75.6 million for the three months ended March 31, 2010, which was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $33.1 million of cash and cash equivalents and $58.7 million in investments at March 31, 2011, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

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

Interest Rate Risk

We had cash of $33.1 million at March 31, 2011, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K we filed on February 8, 2011, and in our other public filings.

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

In the three months ended March 31, 2011, one customer accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 66% of our net revenue. During the year ended December 31, 2010, Panasonic and Toshiba accounted for 16% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

•

substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty (as occurred in the third and fourth quarters of fiscal 2010); and

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

Our net revenues could be adversely affected by the recent earthquake, tsunami and nuclear crisis in Japan.

In March 2011, a major earthquake struck northeastern Japan, triggering a tsunami that together with the earthquake resulted in unprecedented damage to infrastructure and substantial loss of life. A subsequent nuclear crisis at the Fukushima I nuclear power plant has created significant concern about public health and safety, the effect of radiation contamination on food supplies, and the effect of lost power production on Japan’s ability to satisfy electrical power demand, particularly as the country enters the summer months. From a business and financial perspective, these events have led to substantial uncertainty about the direction of the Japanese economy, including the automotive and consumer electronics industries from which we realize substantial revenues.

For fiscal 2010, revenue directly attributable to Japan, which includes revenues attributable to the sale of integrated circuits into the Japanese automotive industry and sales of integrated circuits for electronic devices destined for Japanese consumer and mobile markets, accounted for approximately 57% of our net revenue. In the first quarter of 2011, Japanese-derived revenue declined to 47% of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue through the end of 2011. Nevertheless, Japan will continue to account for a substantial portion of our net revenues, and our ability to achieve our financial forecasts will depend in large part on trends in Japanese automotive and consumer markets. In particular, our net revenue in 2011 could be adversely affected by continued manufacturing shut-downs in Japan, whether due to power shortages, disruptions in manufacturing supply chains, or other reasons. In addition, net revenues attributable to Japanese consumer and mobile markets will depend on the reaction of Japanese consumers to these events, including trends in consumer confidence and spending and the general pace and trend of recovery from the earthquake, tsunami, and nuclear crisis. As of the filing date of this Quarterly Report on Form 10-Q, we have limited ability to predict the impact of these events on our net revenues, particularly in the third and fourth quarter of 2011 when depleted inventories could begin to have a material effect on the availability of components if automotive and consumer electronic supply chains have not recovered by that time.

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

We expect cable set top boxes to represent our largest North American target market. The North American cable set top box market is dominated by only a few OEMs, including Motorola Inc., Cisco Systems, Inc., Arris Group, Inc. and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation and Time Warner Cable Inc. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.

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

For the three months ended March 31, 2011 and year ended December 31, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV and set top boxes, modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert completely to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. Similarly, in Japan, there is a government mandate to completely switch off analog TV transmissions before July 2012. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected.

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

To date, a significant portion of our revenue has been attributable to demand for our products in markets for mobile electronic devices; however, revenue contribution from this market has declined in 2010 and in the three months ended March 31, 2011 and is no longer an area of focus for the Company from a product development standpoint given the competitive dynamics and severe price erosion.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $7.9 million in the three months ended March 31, 2011 and $27.7 million in 2010 and $19.8 million in 2009. In the three months ended March 31, 2011, we continued to increase our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development fabrication capabilities to develop manufacturing processes for devices that are invented internally. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 75% of our net revenue in the three months ended March 31, 2011 and 93% of our net revenue in the year ended December 31, 2010. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

We sell our products throughout the world. Sales to end customers in Asia accounted for 87% of our net revenue in the three months ended March 31, 2011 and 97% of our net revenue in the year ended December 31, 2010. Sales to end customers in Japan accounted for 47% of our net revenue in the three months ended March 31, 2011 and 57% of our net revenue in the year ended December 31, 2010. In addition, approximately 24% of our employees are located outside of the United States, including 51 in Asia and two in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

As of March 31, 2011, our founders, executive officers, employees, directors and their affiliates beneficially owned, in the aggregate, approximately 46% of our outstanding capital stock, representing approximately 84% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 23% of our outstanding capital stock, representing approximately 41% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 14% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners and Battery Ventures. Representatives of U.S. Venture Partners and Battery Ventures are directors of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Our share price may be volatile as a result of limited trading volume and other factors.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2011, we had 15,973,684 shares of Class A common stock and 16,238,053 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 4,420,045 shares of Class B common stock, or 14% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 11,551,372 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended March 31, 2011, we issued an aggregate of 321,466 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.4 million in the fiscal quarter ended March 31, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2011, options to purchase an aggregate of 3,569,878 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the Securities and Exchange Commission on March 23, 2010. From the effective date of the registration statement through March 31, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.8	2010 Employee Stock Purchase Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2011	MAXLINEAR, INC.

(Registrant)

	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick E. McCready
Patrick E. McCready
Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.8	2010 Employee Stock Purchase Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.