Form 10-Q
period 2011-06-30
MAXLINEAR INC
filed 2011-07-28
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of July 20, 2011, the registrant has 18,321,344 shares of Class A common stock, par value $0.0001, and 14,353,343 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,934	$21,563
Investments, available-for-sale	69,174	72,923
Accounts receivable	8,322	3,047
Inventory	6,675	7,425
Deferred income taxes, prepaid expenses and other current assets	4,277	4,232

Total current assets	110,382	109,190
Property and equipment, net	5,230	4,535
Intangible assets	755	980
Deferred income taxes and other long-term assets	5,759	4,213

Total assets	$122,126	$118,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,605	$2,877
Deferred revenue and deferred profit	3,828	5,322
Accrued expenses	4,656	1,558
Accrued compensation	2,156	2,145
Amounts due to related party	—	1,746
Current portion of capital lease obligations	75	98

Total current liabilities	17,320	13,746
Other long-term liabilities	1,347	257
Capital lease obligations, net of current portion	5	18
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 18,267 and 13,170 shares issued and outstanding at June 30, 2011 (unaudited) and December 31, 2010, respectively	2	1
Class B common stock, $0.0001 par value; 500,000 shares authorized, 14,353 and 18,720 shares issued and outstanding at June 30, 2011 (unaudited) and December 31, 2010, respectively	1	2
Additional paid-in capital	121,025	116,512
Accumulated other comprehensive income	33	45
Accumulated deficit	(17,607)	(11,663)

Total stockholders’ equity	103,454	104,897

Total liabilities and stockholders’ equity	$122,126	$118,918

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$18,094	$18,176	$35,002	$34,313
Cost of net revenue	6,659	5,471	12,736	10,629

Gross profit	11,435	12,705	22,266	23,684
Operating expenses:
Research and development	12,655	6,922	20,521	13,001
Selling, general and administrative	4,464	4,194	9,296	7,721

Total operating expenses	17,119	11,116	29,817	20,722
Income (loss) from operations	(5,684)	1,589	(7,551)	2,962
Interest income	78	99	171	115
Interest expense	(2)	(7)	(6)	(16)
Other expense, net	(24)	(7)	(75)	(9)

Income (loss) before income taxes	(5,632)	1,674	(7,461)	3,052
Benefit for income taxes	(836)	(92)	(1,517)	(48)

Net income (loss)	(4,796)	1,766	(5,944)	3,100
Net income allocable to preferred stockholders	—	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(4,796)	$1,766	$(5,944)	$1,885

Net income (loss) per share attributable to common stockholders (1):
Basic	$(0.15)	$0.06	$(0.18)	$0.09

Diluted	$(0.15)	$0.05	$(0.18)	$0.08

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	$32,442	31,243	$32,241	21,966

Diluted	$32,442	34,492	$32,241	24,871

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the six-month periods presented herein and any historical or future periods

See accompanying notes.

MAXLINEAR, INC.

UNDAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income (loss)	$(5,944)	$3,100
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	1,431	765
Amortization of investments premiums, net	601	352
Stock-based compensation	3,037	1,750
Deferred income taxes	(1,543)	—
Write down of property and equipment	1	33
Changes in operating assets and liabilities:
Accounts receivable	(5,275)	1,357
Inventory	750	(1,391)
Prepaid and other assets	(48)	(1,195)
Accounts payable and accrued expenses	6,671	(1,884)
Amounts due to related party	(1,746)	463
Accrued compensation	11	(143)
Deferred revenue and deferred profit	(1,494)	(2,632)
Other long-term liabilities	1,090	104

Net cash provided by (used in) operating activities	(2,458)	679
Investing Activities
Purchase of property and equipment	(1,742)	(1,181)
Purchases of intangibles	—	(613)
Purchases of available-for-sale securities	(58,847)	(75,736)
Maturities of available-for-sale securities	61,968	1,114

Net cash provided by (used in) investing activities	1,379	(76,416)
Financing Activities
Payments on capital leases	(36)	(61)
Proceeds from issuance of common stock	1,476	107
Proceeds from initial public offering, net of costs	—	75,550

Net cash provided by financing activities	1,440	75,596

Effect of exchange rate changes on cash and cash equivalents	10	—

Increase (decrease) in cash and cash equivalents	371	(141)

Cash and cash equivalents at beginning of period	21,563	17,921

Cash and cash equivalents at end of period	$21,934	$17,780

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$16

Cash paid for taxes	$—	$—

Supplemental disclosures of non cash investing and financing information:
Unrealized gain (loss) on available-for-sale securities	$15	$(52)

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.

Transactions with an affiliate of one of the Company’s stockholders identified as related-party transactions in the prior year were not deemed to be related-party transactions for the three and six months ended June 30, 2011 as the stockholder is no longer a beneficial owner of the Company.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 8, 2011.

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

(in thousands, except per share amounts and percentage data)

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

The Company may provide rebates to end customers based on volume purchases. The Company estimates that all of the rebates will be achieved based on the history of these programs, reduces the average selling price of the product sold under the rebate program and defers revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

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

In May 2011, the FASB issued updated guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for the Company beginning in the first quarter of fiscal year 2012. The Company does not expect this additional guidance to significantly impact its consolidated financial statements.

In June 2011, the FASB issued a new standard regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This new standard is effective on a retrospective basis for the Company beginning in the first quarter of fiscal year 2012, however early adoption is permitted. The Company does not expect this new standard to significantly impact its consolidated financial statements.

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

Subsequent to the Company’s IPO, net income per share continued to be computed as required by provisions within the accounting standard for earnings per share. Basic EPS is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Historical
Numerator:
Net income (loss)	$(4,796)	$1,766	$(5,944)	$3,100
Net income allocable to preferred stockholders	—	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(4,796)	$1,766	$(5,944)	$1,885

Denominator:
Weighted average common shares outstanding - basic	32,442	31,243	32,241	21,966
Dilutive common stock equivalents	—	3,249	—	2,905

Weighted average common shares outstanding - diluted	32,442	34,492	32,241	24,871

Net income (loss) per share attributable to common stockholders:
Basic	$(0.15)	$0.06	$(0.18)	$0.09

Diluted	$(0.15)	$0.05	$(0.18)	$0.08

The Company excluded 5,499 and 374 common stock equivalents resulting from outstanding equity awards for the three and six months ended June 30, 2011 and 2010, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

3. Financial Instruments

The composition of financial instruments is as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$1,722	$—	$—	$1,722
Government debt securities	17,660	18	—	17,678
Corporate debt securities	52,604	10	(13)	52,601

	71,986	28	(13)	72,001
Less amounts included in cash and cash equivalents	(2,828)	—	1	(2,827)

	$69,158	$28	$(12)	$69,174

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$208	$—	$—	$208
Government debt securities	37,068	12	(3)	37,077
Corporate debt securities	39,316	38	(5)	39,349

	76,592	50	(8)	76,634
Less amounts included in cash and cash equivalents	(3,712)	—	1	(3,711)

	$72,880	$50	$(7)	$72,923

The gross unrealized losses of $13 and $8 at June 30, 2011 and December 31, 2010, respectively, represent temporary impairments on government and corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates.

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

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2011
	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,722	$1,722	$—	$—
Government debt securities	17,678	—	17,678	—
Corporate debt securities	52,601	—	52,601	—

	$72,001	$1,722	$70,279	$—

4. Balance Sheet Details

Inventory consists of the following:

	June 30, 2011	December 31, 2010
Work-in-process	$5,626	$5,691
Finished goods	1,049	1,734

	$6,675	$7,425

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2011	December 31, 2010
Furniture and fixtures	5	$304	$275
Machinery and equipment	5	5,980	4,762
Masks and production equipment	2	3,020	2,486
Software	3	544	543
Leasehold improvements	4-5	299	151
Construction in progress	N/A	79	144

		10,226	8,361
Less accumulated depreciation and amortization		(4,996)	(3,826)

		$5,230	$4,535

The net book value of property and equipment acquired under capital leases totaled $57 and $94 at June 30, 2011 and December 31, 2010, respectively.

Intangible assets consist of the following:

	Useful Life (in Years)	June 30, 2011	December 31, 2010
Licensed technology	3	$1,275	$1,275
Less accumulated amortization		(520)	(295)

		$755	$980

The following table presents future amortization of the Company’s intangible assets at June 30, 2011.

June 30, 2011
2011	$226
2012	451
2013	78

$755

Deferred revenue and deferred profit consist of the following:

	June 30, 2011	December 31, 2010
Deferred revenue—rebates	$68	$492
Deferred revenue—distributor transactions	5,167	6,535
Deferred cost of net revenue—distributor transactions	(1,407)	(1,705)

	$3,828	$5,322

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accrued software license payments	$272	$362
Accrued technology license payments	1,820	25
Accrued professional fees	286	236
Accrued price protection liability	1,789	456
Other	489	479

	$4,656	$1,558

Other long-term liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accrued technology license payments	$1,103	$—
Deferred rent	244	257

	$1,347	$257

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

The Company had firm purchase order commitments for the acquisition of inventory as of June 30, 2011 and December 31, 2010 of $3,092 and $1,367, respectively.

6. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The fair value of stock options and employee stock purchase rights was estimated at the grant date using the following assumptions:

Stock Options

	Six Months Ended June 30,
	2011	2010
Weighted-average grant date fair value per share	$4.74	$7.21

Risk-free interest rate	2.15%	2.79%
Dividend yield	—	—
Expected life of options (years)	5.09	6.05
Volatility	51.79%	55.00%

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

	Six Months Ended June 30,
	2011	2010
Weighted-average grant date fair value per share	$2.46	$7.04

Risk-free interest rate	0.07%	0.29
Dividend yield	—	—
Expected life of options (years)	0.50	0.60
Volatility	45.70%	34.11%

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

The Company calculates the fair value of restricted stock units based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the restricted stock units granted in the six months ended June 30, 2011 was $9.02. No restricted stock units were granted during the six months ended June 30, 2010.

The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net revenue	$—	$21	$23	$33
Research and development	911	676	1,706	1,017
Selling, general and administrative	521	434	1,308	700

	$1,432	$1,131	$3,037	$1,750

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $16 and $42 for the three and six months ended June 30, 2011, respectively. Stock-based compensation expense related to non-employee consultants totaled $69 and $127 for the three and six months ended June 30, 2010, respectively.

Employee Benefit Plans

In connection with the closing of its IPO, the Company’s 2010 Equity Incentive Plan, or 2010 Plan, and 2010 Employee Stock Purchase Plan, or ESPP, became effective.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be from seven to ten years.

On January 1, 2011, 1,276 shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Plan pursuant to an “evergreen” provision contained in the 2010 Plan.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

The benefit for income taxes for the three months ended June 30, 2011 was $836, for an effective rate of 14.8%. The benefit for income taxes for the six months ended June 30, 2011 was $1,517, for an effective rate of 20.3%. The benefit for income taxes differs from the federal statutory rate primarily due to expenses incurred in certain foreign jurisdictions for which the Company does not obtain a benefit. During the three and six months ended June 30, 2011, the Company’s unrecognized tax benefits remained unchanged. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2011.

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

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $68.7 million in fiscal 2010. In 2010 and in the six months ended June 30, 2011, a majority of our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, mobile handsets, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets, the timing of the global transition from analog to digital television, our ability to obtain design wins with manufacturers of set top boxes and cable modems and gateways for the cable industry, trends in the development markets for mobile digital television and our ability to penetrate additional markets.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97%, 99% and 97% of net revenue in the years ended December 31, 2010, 2009 and 2008, respectively; 90% and 88% of net revenue in the three and six months ended June 30, 2011, respectively; and 98% and 97% of net revenue in the three and six months ended June 30, 2010, respectively. The majority of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three and six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2011, two customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue. In the six months ended June 30, 2011, one customer accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

We have incurred substantial losses from the time of our incorporation. We achieved profitability in the second quarter of 2008 and were again profitable in 2009 and 2010. As of June 30, 2011, we had an accumulated deficit of $17.6 million.

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

There were no significant changes during the quarter ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2010 contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2011.

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

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

The following table presents a comparison of each line item in the condensed consolidated statements of operations as a percentage of revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of net revenue	37	30	36	31

Gross profit	63	70	64	69
Operating expenses:
Research and development	70	38	59	38
Selling, general and administrative	25	23	27	22

Total operating expenses	95	61	86	60

Income (loss) from operations	(32)	9	(22)	9
Interest and other income	—	—	—	—

Income (loss) before income taxes	(32)	9	(22)	9
Benefit for income taxes	(5)	(1)	(5)	—

Net income (loss)	(27)%	10%	(17)%	9%

Net Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Net revenue	$18,094	$18,176	—	$35,002	$34,313	2%

Our net revenue was $18.1 million in the three months ended June 30, 2011, as compared to $18.2 million in the three months ended June 30, 2010, a decrease of $0.1 million. Our net revenue was $35.0 million in the six months ended June 30, 2011, as compared to $34.3 million in the six months ended June 30, 2010, an increase of $0.7 million or 2%. The very slight decrease in net revenue in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 was due to a tenfold increase in revenue derived from our RF receiver and SoC products used in digital cable, PVR set-top box, and hybrid TV applications, offset by a near 50 percent decrease in revenue derived from our mobile digital television RF receiver products, digital-to-analog terrestrial converter boxes, and other terrestrial receiver products. The small increase in net revenue in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 was primarily due to a significant increase in shipments of our RF receiver and SoC products used in digital cable applications, hybrid televisions, and standalone PVR set top boxes. This increase was offset by a decrease in shipments and revenue from our mobile digital television RF receiver products, digital-to-analog terrestrial converter boxes, PCTV, and other terrestrial receiver products. We expect sales of our RF receiver and SoC products used for digital televisions and digital cable applications to account for a substantial portion of our revenue growth in the remainder of 2011, if any. Demand for our products will depend on several factors, including the rate of the worldwide transition from analog-to-digital television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

In March 2011, a major earthquake struck northeastern Japan, triggering a tsunami that together with the earthquake resulted in unprecedented damage to infrastructure and substantial loss of life. To date, the overall impact to our net revenues of the earthquake and related tsunami has been minimal; however, our ability to achieve our financial forecasts will continue to depend in large part on trends in Japanese automobile and consumer markets. In the three and six months ended June 30, 2011, Japanese-derived revenue declined to 38% and 42%, respectively, of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue through the end of 2011.

Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$6,659	$5,471	22%	$12,736	$10,629	20%
% of net revenue	37%	30%		36%	31%
Gross profit	11,435	12,705	(10)%	22,266	23,684	(6)%
% of net revenue	63%	70%		64%	69%

Cost of net revenue increased by $1.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Gross profit decreased by $1.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, reflecting a decrease in gross profit as a percentage of revenue from 70% to 63%. Cost of net revenue increased by $2.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Gross profit decreased by $1.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, reflecting a decrease in gross profit as a percentage of revenue from 69% to 64%. The decreases in both absolute gross profit and the gross profit percentage of net revenue were primarily due to changes in product mix and decreases in average selling prices of several products, specifically, increased sales of certain digital-only cable and terrestrial tuner solutions where the average selling price declined approximately 25% year-over-year, and for which there was no significant offset or decrease in related manufacturing costs, and an approximate 63% decline in sales of our mobile digital television RF receiver products that generate gross margins that are higher than our corporate average. We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, and manufacturing costs.

Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Research and development	$12,655	$6,922	83%	$20,521	$13,001	58%
% of net revenue	70%	38%		59%	38%

Research and development expense for the three months ended June 30, 2011 was $12.7 million, an increase of $5.8 million, or 83%, from the three months ended June 30, 2010. Research and development expense for the six months ended June 30, 2011 was $20.5 million, an increase of $7.5 million, or 58%, from the six months ended June 30, 2010. These year-over-year increases were primarily attributable to an increase in the number of new RF receiver SoC product development and existing product enhancement initiatives undertaken during 2010, which have continued into the second quarter of 2011, in addition to a major new initiative to develop MoCA(R) (Multimedia over Coax Alliance) solutions. Investments in intellectual property and software related to connectivity technologies, including the acquisition of certain MoCA(R) IP and Connectivity related software IP licenses accounted for the largest portion of the increases at $3.3 million for the three month periods and $3.3 million for the six month periods. Salary and benefits accounted for increases at $1.0 million for the three month periods and $2.6 million for the six month periods (including $0.2 million and $0.7 million, respectively, of stock-based compensation expense), reflecting growth in our average full-time-equivalent headcount compared to the same three and six month periods of the prior year. The three month period ending June 30, 2011 represented a significant increase in R&D expenses related to the new technology licenses referred to earlier, and while the Company can neither predict whether more of these types of licenses will be entered into, nor the magnitude and timing, absent these types of licensing events, we expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$4,464	$4,194	6%	$9,296	$7,721	20%
% of net revenue	25%	23%		27%	22%

Selling, general and administrative expense for the three months ended June 30, 2011 was $4.5 million, an increase of $0.3 million, or 6%, from the three months ended June 30, 2010. Selling, general and administrative expense for the six months ended June 30, 2011 was $9.3 million, an increase of $1.6 million, or 20%, from the six months ended June 30, 2010. These year-over-year increases were primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as a result of becoming a public reporting company. Specifically, the increases were attributable in part to an additional $0.3 million of incremental salary and benefit expenses in the three month periods and $1.1 million in the six month periods (including $0.1 million and $0.6 million, respectively, in stock-based compensation). Also contributing to the increases were incremental legal, accounting and other professional expenses associated with becoming a public company, consulting expenses, travel-related costs, and occupancy expenses. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income	$78	$99	$171	$115
Interest expense	$(2)	$(7)	$(6)	$(16)
Other expense, net	$(24)	$(7)	$(75)	$(9)

Interest income decreased in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to lower investment balances, principally due to change in composition of cash equivalents and investments. Interest income increased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO.

Interest expense decreased in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 due to lower outstanding debt balances.

Other expense, net increased in the three months ended June 30, 2011 compared to the three ended June 30, 2010 due to increased losses on foreign currency transactions and investment management fees. Other expense, net increased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to increased losses on foreign currency transactions, investment management fees and lease settlement charges.

Benefit for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Benefit for income taxes	$(836)	$(92)	$(1,517)	$(48)

The benefit for income taxes for the three months ended June 30, 2011 was $0.8 million or approximately 15% of pre-tax loss compared to $92 for the three months ended June 30, 2010. The benefit for income taxes for the six months ended June 30, 2011 was $1.5 million or approximately 20% of pre-tax loss compared to $48 for the six months ended June 30, 2010. The increase in the effective tax rate in the current year is primarily due to the release of the valuation allowance on the net federal deferred tax asset that existed during the three and six months ended June 30, 2010. The benefit for income taxes differs from the federal statutory rate primarily due to expenses incurred in certain foreign jurisdictions for which the Company does not obtain a benefit. We continue to maintain a full valuation allowance against our state net deferred tax asset.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of June 30, 2011, we had cash and cash equivalents of $21.9 million, investments of $69.1 million, and net accounts receivable of $8.3 million.

Following is a summary of our working capital and cash and cash equivalents as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Working capital	$93,062	$95,444
Cash and cash equivalents	$21,934	$21,563

Cash Flows from Operating Activities

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2011. Net cash used in operating activities primarily consisted of a net loss of $5.9 million plus $3.5 million in non-cash operating expenses less $0.1 million in net cash provided by changes in operating assets and liabilities. Included in the net cash used by changes in operating assets and liabilities was a $5.3 million use of cash caused by an increase in accounts receivable due to significantly greater shipments in the last month of the quarter ended June 30, 2011 compared to the last month of the quarter ended December 31, 2010. Non-cash items included in net loss for the six months ended June 30, 2011 included depreciation and amortization expense of $1.4 million, amortization of investment premiums, net of $0.6 million, stock-based compensation of $3.0 million and an increase in deferred income taxes of $1.5 million. Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2010. Net cash provided by operating activities primarily consisted of $3.1 million in net income plus $2.9 million in non-cash operating expenses less $5.3 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the six months ended June 30, 2010 included depreciation and amortization expense of $0.8 million, amortization of investment premiums, net of $0.3 million and stock-based compensation of $1.8 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2011. Net cash used in investing activities consisted of $58.8 million in purchases of securities and $1.7 million in purchases of property and equipment, offset by $62.0 million in maturities of securities. Net cash used in investing activities was $76.4 million for the six months ended June 30, 2010. Net cash used in investing activities consisted of $75.7 million in purchases of securities, $1.2 million in purchases of property and equipment and $0.6 million in purchases of intangibles, offset by $1.1 million in maturities of securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2011. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $1.5 million offset by payments on capital leases of $0.1 million. Net cash provided by financing activities was $75.6 million for the six months ended June 30, 2010. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $21.9 million of cash and cash equivalents and $69.2 million in investments at June 30, 2011, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, we were not involved in any unconsolidated SPE transactions.

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

Foreign Currency Risk

To date, our international customer and vendor agreements have been denominated almost exclusively in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.

Interest Rate Risk

We had cash of $21.9 million at June 30, 2011, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended June 30, 2011, two customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue. In the six months ended June 30, 2011, one customer accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. During the year ended December 31, 2010, Panasonic and Toshiba accounted for 16% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

Our net revenues could be adversely affected by the recent earthquake, tsunami, and nuclear crisis in Japan.

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

For fiscal 2010, revenue directly attributable to Japan, which includes revenues attributable to the sale of integrated circuits into the Japanese automotive industry and sales of integrated circuits for electronic devices destined for Japanese consumer and mobile markets, accounted for approximately 57% of our net revenue. In the three and six months ended June 30, 2011, Japanese-derived revenue declined to 38% and 42%, respectively, of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue through the end of 2011. Nevertheless, Japan will continue to account for a substantial portion of our net revenues, and our ability to achieve our financial forecasts will depend in large part on trends in Japanese automotive and consumer markets. In particular, our net revenue in 2011 could be adversely affected by continued manufacturing shut-downs in Japan, whether due to power shortages, disruptions in manufacturing supply chains, or other reasons. In addition, net revenues attributable to Japanese consumer and mobile markets will depend on the reaction of Japanese consumers to these events, including trends in consumer confidence and spending and the general pace and trend of recovery from the earthquake, tsunami, and nuclear crisis. As of the filing date of this Quarterly Report on Form 10-Q, we have limited ability to predict the impact of these events on our net revenues, particularly in the third and fourth quarter of 2011 when depleted inventories could begin to have a material effect on the availability of components if automotive and consumer electronic supply chains have not recovered by that time.

If we fail to penetrate new markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.

Currently, we sell most of our products to manufacturers of applications for digital television, cable modems and gateways and cable set-top boxes, automotive TV display and mobile electronic devices in Japan, and to Chinese manufacturers of set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, particularly in the near-term continued growth for our solutions in cable applications. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

We expect cable modems and set top boxes to represent our largest North American target market. The North American cable set top box market is dominated by only a few OEMs, including Motorola Inc., Cisco Systems, Inc., Arris Group, Inc. and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation and Time Warner Cable Inc. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.

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

For the three and six months ended June 30, 2011 and year ended December 31, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV and set top boxes, modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert completely to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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

To date, a significant portion of our revenue has been attributable to demand for our products in markets for mobile electronic devices; however, revenue contribution from this market has declined in 2010 and in the three and six months ended June 30, 2011 and is no longer an area of focus for the Company from a product development standpoint given the competitive dynamics and severe price erosion.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $12.7 million and $20.5 million in the three and six months ended June 30, 2011, respectively, and $27.7 million in 2010 and $19.8 million in 2009. In the three and six months ended June 30, 2011, we continued to increase our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation and Silterra Malaysia Sdn. Bhd, at foundries in Taiwan, Singapore and Malaysia. We also use third-party contractors for all of our assembly and test operations.

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

Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in Taiwan, Singapore and Malaysia. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse affect on our business, revenue and operating results.

We currently do not have long-term supply contracts with any of our third-party vendors, including UMC and Silterra. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

We currently sell substantially all of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 70% and 72% of our net revenue in the three and six months ended June 30, 2011, respectively, and 93% of our net revenue in the year ended December 31, 2010. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

We sell our products throughout the world. Sales to end customers in Asia accounted for 90% and 88% of our net revenue in the three and six months ended June 30, 2011, respectively, and 97% of our net revenue in the year ended December 31, 2010. Sales to end customers in Japan accounted for 38% and 42% of our net revenue in the three and six months ended June 30, 2011, respectively, and 57% of our net revenue in the year ended December 31, 2010. In addition, approximately 24% of our employees are located outside of the United States, including 54 in Asia and three in Europe. All of our products are manufactured, assembled and tested in

Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The foundries that manufacture all of our wafers are located in Taiwan, Singapore and Malaysia, and all of the third-party contractors who assemble and test our products also are located in Asia. In addition, our headquarters are located in Southern California. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. For example, in 2002 and 2003, major earthquakes occurred in Taiwan. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at the Carlsbad and Irvine, California, Taiwan, Singapore or Shanghai facilities would materially and adversely affect our business.

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

As of June 30, 2011, our founders, executive officers, employees, directors and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding capital, representing approximately 85% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 22% of our outstanding capital stock, representing approximately 45% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 10% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners. A representative of U.S. Venture Partners is a director of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2011, we had 18,266,811 shares of Class A common stock and 14,353,343 shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 3,292,219 shares of Class B common stock, or 10% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 11,551,372 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended June 30, 2011, we issued an aggregate of 655,482 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $1.0 million in the fiscal quarter ended June 30, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 30, 2011, options to purchase an aggregate of 3,164,005 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the Securities and Exchange Commission on March 23, 2010. From the effective date of the registration statement through June 30, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.7	Form of Option Agreement and Form of Restricted Stock Unit Agreement under the 2010 Equity Incentive Plan.

10.10	Employment Offer Letter, dated June 24, 2011, between the Registrant and Brian Sprague.

21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Extension Definition

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2011	MAXLINEAR, INC.

(Registrant)

	By:	/S/ ADAM C. SPICE
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ PATRICK E. MCCREADY
Patrick E. McCready
Chief Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.7	Form of Option Agreement and Form of Restricted Stock Unit Agreement under the 2010 Equity Incentive Plan.

10.10	Employment Offer Letter, dated June 24, 2011, between the Registrant and Brian Sprague.

21.1	List of Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.