Form 10-Q
period 2011-09-30
MAXLINEAR INC
filed 2011-11-01
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 21, 2011, the registrant has 18,605,585 shares of Class A common stock, par value $0.0001, and 14,266,387 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,521	$21,563
Investments, available-for-sale	44,353	72,923
Accounts receivable	8,385	3,047
Inventory	9,228	7,425
Deferred income taxes, prepaid expenses and other current assets	1,486	4,232

Total current assets	106,973	109,190
Property and equipment, net	4,866	4,535
Intangible assets	1,216	980
Deferred income taxes and other long-term assets	108	4,213

Total assets	$113,163	$118,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,777	$2,877
Deferred revenue and deferred profit	2,497	5,322
Accrued expenses	6,616	1,558
Accrued compensation	2,768	2,145
Amounts due to related party	—	1,746
Current portion of capital lease obligations	54	98

Total current liabilities	17,712	13,746
Other long-term liabilities	978	257
Capital lease obligations, net of current portion	4	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 18,572 and 13,170 shares issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively	2	1
Class B common stock, $0.0001 par value; 500,000 shares authorized, 14,266 and 18,720 shares issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010, respectively	1	2
Additional paid-in capital	123,471	116,512
Accumulated other comprehensive income (loss)	(10)	45
Accumulated deficit	(28,995)	(11,663)

Total stockholders’ equity	94,469	104,897

Total liabilities and stockholders’ equity	$113,163	$118,918

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$17,639	$18,523	$52,641	$52,836
Cost of net revenue	6,307	5,487	19,043	16,116

Gross profit	11,332	13,036	33,598	36,720
Operating expenses:
Research and development	9,456	7,298	29,977	20,299
Selling, general and administrative	5,033	4,120	14,329	11,841

Total operating expenses	14,489	11,418	44,306	32,140
Income (loss) from operations	(3,157)	1,618	(10,708)	4,580
Interest income	63	106	234	221
Interest expense	(32)	(6)	(38)	(22)
Other expense, net	(35)	(20)	(110)	(29)

Income (loss) before income taxes	(3,161)	1,698	(10,622)	4,750
Provision for income taxes	8,227	346	6,710	298

Net income (loss)	(11,388)	1,352	(17,332)	4,452
Net income allocable to preferred stockholders	—	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(11,388)	$1,352	$(17,332)	$3,237

Net income (loss) per share attributable to common stockholders (1):
Basic	$(0.35)	$0.04	$(0.53)	$0.13

Diluted	$(0.35)	$0.04	$(0.53)	$0.12

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,743	31,264	32,410	25,100

Diluted	32,743	34,036	32,410	27,960

(1)

As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the nine-month periods presented herein and any historical or future periods

See accompanying notes.

MAXLINEAR, INC.

UNDAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income (loss)	$(17,332)	$4,452
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	2,294	1,282
Amortization of investment premiums, net	894	813
Stock-based compensation	5,206	2,977
Deferred income taxes	6,668	—
Gain on sale of available-for-sale securities	(9)	—
Write down of property and equipment	29	33
Changes in operating assets and liabilities:
Accounts receivable	(5,338)	5,170
Inventory	(1,803)	(3,507)
Prepaid and other assets	183	(1,067)
Accounts payable and accrued expenses	7,263	(3,166)
Amounts due to related party	(1,746)	(200)
Accrued compensation	623	673
Deferred revenue and deferred profit	(2,825)	680
Other long-term liabilities	721	163

Net cash provided by (used in) operating activities	(5,172)	8,303
Investing Activities
Purchases of property and equipment	(2,187)	(2,100)
Purchases of intangibles	—	(1,135)
Purchases of available-for-sale securities	(70,967)	(97,596)
Maturities of available-for-sale securities	98,575	20,257

Net cash provided by (used in) investing activities	25,421	(80,574)
Financing Activities
Payments on capital leases	(58)	(93)
Proceeds from issuance of common stock	1,755	183
Proceeds from initial public offering, net of costs	—	75,550

Net cash provided by financing activities	1,697	75,640

Effect of exchange rate changes on cash and cash equivalents	12	—

Increase in cash and cash equivalents	21,958	3,369

Cash and cash equivalents at beginning of period	21,563	17,921

Cash and cash equivalents at end of period	$43,521	$21,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$22

Cash paid for taxes	$—	$275

Supplemental disclosures of non-cash investing and financing information:
Unrealized gain (loss) on available-for-sale securities	$(36)	$65

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of highly integrated, mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.

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

Transactions with an affiliate of one of the Company’s stockholders identified as related-party transactions in the prior year were not deemed to be related-party transactions for the three and nine months ended September 30, 2011 as the stockholder is no longer a beneficial owner of the Company.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (SEC) on February 8, 2011.

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

The Company records reductions in revenue for estimated pricing adjustments related to price protection and unit rebate agreements, in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The Company may enter into unit rebate agreements with end customers based on volume purchases. The Company estimates that all of the unit rebates will be achieved based on the history of these programs, reduces the average selling price of the product sold under the rebate program and defers revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the deferred provisions of the Financial Accounting Standards Board’s (FASB) updated guidance related to fair value measurements and disclosures, which require disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The Company’s adoption of the deferred provisions did not have an impact on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical
Numerator:
Net income (loss)	$(11,388)	$1,352	$(17,332)	$4,452
Net income allocable to preferred stockholders	—	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(11,388)	$1,352	$(17,332)	$3,237

Denominator:
Weighted average common shares outstanding—basic	32,743	31,264	32,410	25,100
Dilutive common stock equivalents	—	2,772	—	2,860

Weighted average common shares outstanding—diluted	32,743	34,036	32,410	27,960

Net income (loss) per share attributable to common stockholders:
Basic	$(0.35)	$0.04	$(0.53)	$0.13

Diluted	$(0.35)	$0.04	$(0.53)	$0.12

The Company excluded 5,778 and 4,288 common stock equivalents resulting from outstanding equity awards for the three and nine months ended September 30, 2011, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature. The Company excluded 842 and 728 common stock equivalents resulting from outstanding equity awards for the three and nine months ended September 30, 2010, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

3. Financial Instruments

The composition of financial instruments is as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$21,030	$—	$—	$21,030
Government debt securities	8,282	—	—	8,282
Corporate debt securities	42,906	—	(36)	42,870

	72,218	—	(36)	72,182
Less amounts included in cash and cash equivalents	(27,829)	—	—	(27,829)

	$44,389	$—	$(36)	$44,353

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$208	$—	$—	$208
Government debt securities	37,068	12	(3)	37,077
Corporate debt securities	39,316	38	(5)	39,349

	76,592	50	(8)	76,634
Less amounts included in cash and cash equivalents	(3,712)	—	1	(3,711)

	$72,880	$50	$(7)	$72,923

The gross unrealized losses of $36 at September 30, 2011 represent temporary impairments on corporate debt securities related to multiple issuers, which have been in loss positions for less than 12 consecutive months, and were primarily caused by fluctuations in U.S. interest rates. We have determined that the gross unrealized losses on these investments at September 30, 2011 are temporary in nature. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value.

All of the Company’s available-for-sale securities were due within one year as of September 30, 2011.

The fair values of the Company’s financial instruments are the amounts that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:

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

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2011
	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$21,030	$21,030	$—	$—
Government debt securities	8,282	—	8,282	—
Corporate debt securities	42,870	—	42,870	—

	$72,182	$21,030	$51,152	$—

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2011.

4. Balance Sheet Details

Inventory consists of the following:

	September 30, 2011	December 31, 2010
Work-in-process	$6,329	$5,691
Finished goods	2,899	1,734

	$9,228	$7,425

Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2011	December 31, 2010
Furniture and fixtures	5	$305	$275
Machinery and equipment	3-5	6,024	4,762
Masks and production equipment	2	3,085	2,486
Software	3	544	543
Leasehold improvements	4-5	405	151
Construction in progress	N/A	92	144

		10,455	8,361
Less accumulated depreciation and amortization		(5,589)	(3,826)

		$4,866	$4,535

The net book value of property and equipment acquired under capital leases totaled $39 and $94 at September 30, 2011 and December 31, 2010, respectively.

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2011	December 31, 2010
Licensed technology	3	$1,865	$1,275
Less accumulated amortization		(649)	(295)

		$1,216	$980

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at September 30, 2011.

September 30, 2011
2011	$162
2012	648
2013	275
2014	131

$1,216

Deferred revenue and deferred profit consist of the following:

	September 30, 2011	December 31, 2010
Deferred revenue—rebates	$80	$492
Deferred revenue—distributor transactions	3,476	6,535
Deferred cost of net revenue—distributor transactions	(1,059)	(1,705)

	$2,497	$5,322

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accrued software license payments	$180	$362
Accrued technology license payments	2,792	25
Accrued professional fees	561	236
Accrued price protection liability	2,508	456
Other	575	479

	$6,616	$1,558

Other long-term liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued technology license payments	$739	$—
Deferred rent	239	257

	$978	$257

5. Commitments and Contingencies

Lease Commitments

During February and August 2011, the Company entered into amendments to its existing operating lease agreement for a research and development facility in Irvine, CA. The amended operating lease calls for an expansion in the amount of space occupied and an extension to April 2016. Future minimum payments under the amended operating lease for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and 2016 are $100, $254, $273, $284, $295 and $113, respectively.

The Company had firm purchase order commitments for the acquisition of inventory as of September 30, 2011 and December 31, 2010 of $3,969 and $1,367, respectively.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

6. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the restricted stock units granted in the nine months ended September 30, 2011 was $8.53. No restricted stock units were granted during the nine months ended September 30, 2010.

The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

Stock Options

	Nine Months Ended September 30,
	2011	2010
Weighted-average grant date fair value per share	$4.26	$7.10

Risk-free interest rate	2.01%	2.63%
Dividend yield	—	—
Expected life of options (years)	5.05	6.06
Volatility	51.83%	55.00%

Employee Stock Purchase Rights

	Nine Months Ended September 30,
	2011	2010
Weighted-average grant date fair value per share	$2.46	$7.04

Risk-free interest rate	0.07%	0.29%
Dividend yield	—	—
Expected life of options (years)	0.50	0.60
Volatility	45.70%	34.11%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of net revenue	$15	$23	$38	$56
Research and development	1,308	757	3,014	1,774
Selling, general and administrative	846	447	2,154	1,147

	$2,169	$1,227	$5,206	$2,977

The Company records equity awards issued to non-employees as expense at their fair value over the related service period and periodically revalues the equity awards as they vest. Stock-based compensation expense related to non-employee consultants totaled

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

$40 and $82 for the three and nine months ended September 30, 2011, respectively. Stock-based compensation expense related to non-employee consultants totaled $31 and $158 for the three and nine months ended September 30, 2010, respectively.

Employee Benefit Plans

In connection with the closing of its IPO, the Company’s 2010 Equity Incentive Plan, or 2010 Plan, and 2010 Employee Stock Purchase Plan, or ESPP, became effective.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The exercise price for an incentive or a non-statutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be from seven to ten years.

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

7. Income Taxes

As of September 30, 2011, the Company evaluated its net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in the Company’s assessment at September 30, 2011 was the expectation that the Company may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2011 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering the Company’s recent history of losses and management’s expectation of additional near-term losses, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision, of approximately $8.2 million in the quarter ended September 30, 2011. In addition, the Company continues to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

The provision for income taxes differs from the federal statutory rate primarily due to the establishment of a valuation allowance against the Company’s net federal deferred tax asset in the third quarter of 2011. During the three and nine months ended September 30, 2011, the Company’s unrecognized tax benefits remained unchanged. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2011.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

8. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(11,388)	$1,352	$(17,332)	$4,452
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(50)	117	(77)	65
Foreign currency translation adjustments	7	9	22	9

Total comprehensive income (loss)	$(11,431)	$1,478	$(17,387)	$4,526

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information in this management’s discussion and analysis of financial condition and results of operations contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. We do not assume any obligation to update any forward-looking statements.

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

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $68.7 million in fiscal 2010. In 2010 and in the nine months ended September 30, 2011, our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, mobile handsets, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable industry.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97%, 99% and 97% of net revenue in the years ended December 31, 2010, 2009 and 2008, respectively; 92% and 89% of net revenue in the three and nine months ended September 30, 2011, respectively; and 98% of net revenue in each of the three and nine months ended September 30, 2010, respectively. The majority of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to, and are paid by, the distributors, we refer to end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three and nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2011, two of our customers accounted for 12% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. In the nine months ended September 30, 2011, one customer accounted for 16% of our net revenue, and our ten largest customers collectively accounted for 57% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design-win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the digital set top box market a design-in can have a product life cycle of 18 to 24 months. In the automotive sector, the product life cycle of a design-in can range from 36 to 60 months. In the mobile television sector, the product life cycle can range from 12 to 36 months.

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

There were no significant changes during the quarter ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2010 contained in the Annual Report on Form 10-K filed with the SEC on February 8, 2011.

Results of Operations

The following describes the line items set forth in our condensed consolidated statements of operations.

Net Revenue. Net revenue is generated from sales of our RF receivers and RF receiver SoCs. A majority of our end customers purchase products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of certain production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.

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

Interest Expense. Interest expense consists primarily of imputed interest on i) the purchase of licensed technology and ii) property and equipment capital leases.

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

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

The following table presents a comparison of each line item in the condensed consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100%	100%	100%	100%
Cost of net revenue	36	30	36	31

Gross profit	64	70	64	69
Operating expenses:
Research and development	54	39	57	38
Selling, general and administrative	28	22	27	22

Total operating expenses	82	61	84	60
Income (loss) from operations	(18)	9	(20)	9
Interest and other income (expense)	—	—	—	—

Income (loss) before income taxes	(18)	9	(20)	9
Provision for income taxes	47	2	13	1

Net income (loss)	(65)%	7%	(33)%	8%

Net Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Net revenue	$17,639	$18,523	(5)%	$52,641	$52,836	—

Our net revenue was $17.6 million in the three months ended September 30, 2011, as compared to $18.5 million in the three months ended September 30, 2010, a decrease of $0.9 million or 5%. Our net revenue was $52.6 million in the nine months ended September 30, 2011, as compared to $52.8 million in the nine months ended September 30, 2010, a decrease of $0.2 million. The decreases in net revenue in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, were due to strong increases in cable products, more than offset by decreases in revenue derived from consumer set-top box and mobile handset applications. We expect sales of our cable products to account for a substantial portion of our revenue in the remainder of 2011. Demand for our products will depend on several factors, including the rate of the worldwide transition from analog-to-digital terrestrial and cable television broadcast and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$6,307	$5,487	15%	$19,043	$16,116	18%
% of net revenue	36%	30%		36%	31%
Gross profit	11,332	13,036	(13)%	33,598	36,720	(9)%
% of net revenue	64%	70%		64%	69%

Cost of net revenue increased by $0.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Gross profit decreased by $1.7 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, reflecting a decrease in gross profit as a percentage of revenue from 70% to 64%. Cost of net revenue increased by $2.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Gross profit decreased by $3.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflecting a decrease in gross profit as a percentage of revenue from 69% to 64%. The decreases in both absolute gross profit and the gross profit percentage of net revenue were primarily due to decreases in average selling prices of several products for which there were limited offsets or decreases in related manufacturing costs. Changes in product mix driven by significant declines in our higher margin mobile handset applications also contributed to the declines. We currently expect that gross profit percentage will fluctuate from quarter to quarter in the future based on changes in product mix, average selling prices, and manufacturing costs.

Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Research and development	$9,456	$7,298	30%	$29,977	$20,299	48%
% of net revenue	54%	39%		57%	38%

Research and development expense for the three months ended September 30, 2011 was $9.5 million, an increase of $2.2 million, or 30%, from the three months ended September 30, 2010. Research and development expense for the nine months ended September 30, 2011 was $30.0 million, an increase of $9.7 million, or 48%, from the nine months ended September 30, 2010. These year-over-year increases were primarily attributable to an increase in the number of new RF receiver SoC product development and existing product enhancement initiatives, including a new initiative to develop MoCA® (Multimedia over Coax Alliance) solutions. Investments in intellectual property and software related to connectivity technologies, including the acquisition of certain MoCA® intellectual property and connectivity-related software intellectual property licenses, increased $0.4 million and $3.7 million for the three and nine months ended September 30, 2011, respectively. Salary and benefits expense (including stock-based compensation) increased $1.4 million and $4.1 million for the three and nine months ended September 30, 2011, respectively. The increase in salary and benefits is primarily due to an increase in our average full-time-equivalent headcount compared to the same three and nine month periods of the prior year. Also contributing to the increases compared to prior periods were additional expenses for computer-aided design and related software license costs, new product engineering mask costs, supplies, travel and other costs. Entering into new technology licenses is a strategic decision made by management on a case by case basis. We cannot predict whether we will acquire more of these types of licenses, or the magnitude or timing of any such license acquisitions. Absent these types of licensing events, we expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$5,033	$4,120	22%	$14,329	$11,841	21%
% of net revenue	28%	22%		27%	22%

Selling, general and administrative expense for the three months ended September 30, 2011 was $5.0 million, an increase of $0.9 million, or 22%, from the three months ended September 30, 2010. Selling, general and administrative expense for the nine months ended September 30, 2011 was $14.3 million, an increase of $2.5 million, or 21%, from the nine months ended September 30, 2010. These year-over-year increases were primarily attributable to costs associated with the need for larger scale operations and increased expenses associated with regulatory compliance initiatives, including compliance with the Sarbanes-Oxley Act. Specifically, the increases were attributable in part to an additional $0.6 million and 1.7 million of incremental salary and benefit expenses (including stock-based compensation) in the three and nine months ended September 30, 2011, respectively. Also contributing to the increases were incremental legal, accounting and other professional expenses, consulting expenses, travel-related costs, and occupancy expenses. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$63	$106	$234	$221
Interest expense	(32)	(6)	(38)	(22)
Other expense, net	(35)	(20)	(110)	(29)

Interest income decreased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments. Interest income increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO.

Interest expense increased in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 related to an accrued technology license agreement with extended payment terms.

Other expense, net increased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to increased losses on foreign currency transactions and investment management fees. Other expense, net increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to increased losses on foreign currency transactions, investment management fees and lease settlement charges.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$8,227	$346	$6,710	$298

The provision for income taxes for the three months ended September 30, 2011 was $8.2 million or approximately (260.3)% of pre-tax loss compared to $346 for the three months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2011 was $6.7 million or approximately (63.2)% of pre-tax loss compared to $298 for the nine months ended September 30, 2010. The increase in the effective tax rate in the current year is primarily due to the establishment of the valuation allowance on the net federal deferred tax asset in the third quarter of 2011. As of September 30, 2011, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in our assessment at September 30, 2011 was the expectation that we may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2011 and through the near term, as profitable quarters in the earlier years are removed from the rolling three-year calculation. After considering our recent history of losses and management’s expectation of additional near-term losses, we recorded a valuation allowance on our net federal deferred tax assets, with a corresponding charge to our income tax provision, of approximately $8.2 million in the quarter ended September 30, 2011. In addition, we continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of September 30, 2011, we had cash and cash equivalents of $43.5 million, investments of $44.4 million, and net accounts receivable of $8.4 million.

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Working capital	$89,261	$95,444
Cash and cash equivalents	43,521	21,563

Cash Flows from Operating Activities

Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2011. Net cash used in operating activities primarily consisted of a net loss of $17.3 million and $2.9 million in changes in operating assets and liabilities, offset in part by $15.0 million in non-cash operating expenses. Included in the changes in operating assets and liabilities was a $5.3 million increase in accounts receivable due to significantly greater shipments in the last month of the quarter ended September 30, 2011 compared to the last month of the quarter ended December 31, 2010 and an increase in our accounts payable and accrued expenses related to our accrued technology license payments. Non-cash items included in net loss for the nine months ended September 30, 2011 included depreciation and amortization expense of $2.3 million, amortization of investment premiums, net of $0.9 million, stock-based compensation of $5.2 million and a decrease in deferred income taxes of $6.6 million. Net cash provided by operating activities was $8.3 million for the nine months ended September 30, 2010. Net cash provided by operating activities primarily consisted of $4.5 million in net income plus $5.1 million in non-cash operating expenses less $1.3 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net income for the nine months ended September 30, 2010 included depreciation and amortization expense of $1.3 million, amortization of investment premiums, net of $0.8 million and stock-based compensation of $3.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $25.4 million for the nine months ended September 30, 2011. Net cash used in investing activities consisted of $71.0 million in purchases of securities and $2.2 million in purchases of property and equipment, offset by $98.6 million in maturities of securities. Net cash used in investing activities was $80.6 million for the nine months ended September 30, 2010. Net cash used in investing activities consisted of $97.6 million in purchases of securities, $2.1 million in purchases of property and equipment and $1.1 million in purchases of intangibles, offset by $20.2 million in maturities of securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2011. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $1.8 million offset by payments on capital leases of $0.1 million. Net cash provided by financing activities was $75.6 million for the nine months ended September 30, 2010. Net cash provided by financing activities was primarily due to the net cash provided from our IPO of $75.6 million.

We believe that our $43.5 million of cash and cash equivalents and $44.4 million in investments at September 30, 2011, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our by-laws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of September 30, 2011.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the SEC on February 8, 2011.

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

Interest Rate Risk

We had cash of $43.5 million at September 30, 2011, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended September 30, 2011, two of our customers accounted for 12% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. In the nine months ended September 30, 2011, one customer accounted for 16% of our net revenue, and our ten largest customers collectively accounted for 57% of our net revenue. During the year ended December 31, 2010, Panasonic and Toshiba accounted for 16% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

Currently, we sell most of our products to manufacturers of applications for digital television, cable modems and gateways and cable set-top boxes, automotive TV display and mobile electronic devices in Japan, and to Chinese manufacturers of set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

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

For the three and nine months ended September 30, 2011 and year ended December 31, 2010, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV and set top boxes, modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications in Europe and Japan. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert completely to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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

Historically, a significant portion of our revenue has been attributable to demand for our products in markets for mobile electronic devices; however, revenue contribution from this market has declined in 2010 and in the three and nine months ended September 30, 2011 and is no longer an area of focus for the Company from a product development standpoint given the competitive dynamics and severe price erosion.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $9.5 million and $30.0 million in the three and nine months ended September 30, 2011, respectively, and $27.7 million in 2010 and $19.8 million in 2009. In the three and nine months ended September 30, 2011, we continued to increase our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

For fiscal 2010, revenue directly attributable to Japan, which includes revenues attributable to the sale of integrated circuits into the Japanese automotive industry and sales of integrated circuits for electronic devices destined for Japanese consumer and mobile markets, accounted for approximately 57% of our net revenue. In the three and nine months ended September 30, 2011, Japanese-derived revenue declined to 40% and 42%, respectively, of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue through the end of 2011. Nevertheless, Japan will continue to account for a substantial portion of our net revenues, and our ability to achieve our financial forecasts will depend in large part on trends in Japanese automotive and consumer markets. In particular, our net revenue in 2011 could be adversely affected by continued manufacturing shut-downs in Japan, whether due to power shortages, disruptions in manufacturing supply chains, or other reasons. In addition, net revenues attributable to Japanese consumer and mobile markets will depend on the reaction of Japanese consumers to these events, including trends in consumer confidence and spending and the general pace and trend of recovery from the earthquake, tsunami, and nuclear crisis. We have limited ability to predict the impact of these events on our net revenues, particularly when depleted inventories could begin to have a material effect on the availability of components if automotive and consumer electronic supply chains have not recovered by that time.

Our net revenues could be adversely affected by flooding in Thailand.

In October 2011, many areas of Thailand sustained massive damage from flooding which may disrupt the global supply chain for hard disk drives and components manufactured in Thailand that may be included in the end user products of our customers. Due to cross dependencies, supply chain disruptions stemming from the flooding in Thailand could negatively impact the demand for our products, including, for example, if our customers are unable to obtain sufficient supply of other components required for their end product. We have limited ability to predict the impact of these events on our net revenues, particularly when depleted inventories could begin to have a material effect on the availability of hard disk drives and components if supply chains have not recovered by that time.

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

We have only a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In addition, because we record revenue from sales when our products are shipped to end customers by our distributors, some of the revenue we record in a quarter may be derived from sales of products shipped to distributors during previous quarters. This reduces our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

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

We currently sell a majority of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 71% and 72% of our net revenue in the three and nine months ended September 30, 2011, respectively, and 93% of our net revenue in the year ended December 31, 2010. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

We rely on third parties to provide services and technology necessary for the operation of our business. Any failure of one or more of our partners, vendors, suppliers or licensors to provide these services or technology could have a material adverse effect on our business.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. For the quarter ended September 30, 2011, we established a full valuation allowance in the amount of $10.1 million on our net federal deferred tax asset. This resulted in a net tax provision for the nine months ended September 30, 2011 of $6.7 million.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. Sales to end customers in Asia accounted for 92% and 89% of our net revenue in the three and nine months ended September 30, 2011, respectively, and 97% of our net revenue in the year ended December 31, 2010. Sales to end customers in Japan accounted for 40% and 42% of our net revenue in the three and nine months ended September 30, 2011, respectively, and 57% of our net revenue in the year ended December 31, 2010. In addition, approximately 23% of our employees are located outside of the United States, including 54 in Asia and one in Europe. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

As of September 30, 2011, our founders, executive officers, employees, directors and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding capital, representing approximately 84% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 22% of our outstanding capital stock, representing approximately 45% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 10% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners. A representative of U.S. Venture Partners is a director of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2011, we had 18,572,094 shares of Class A common stock and 14,266,387 shares of Class B common stock outstanding.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended September 30, 2011, we issued an aggregate of 810,542 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $1.2 million in the fiscal quarter ended September 30, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2011, options to purchase an aggregate of 2,953,175 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the SEC on March 23, 2010. From the effective date of the registration statement through September 30, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

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

Date: November 1, 2011	MAXLINEAR, INC.

(Registrant)

	By:	/S/ ADAM C. SPICE
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