Form 10-K
period 2011-12-31
MAXLINEAR INC
filed 2012-03-14
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $208 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 29, 2012, the registrant has 22,172,516 shares of Class A common stock, par value $0.0001, and 11,188,001 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

PART I

Forward-Looking Statements

The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements.

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

Overview

We are a provider of highly integrated, radio-frequency analog and mixed-signal semiconductor solutions for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the reception of broadband data and video content in a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS voice and data cable modems, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices.

We combine our high performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to provide highly integrated semiconductor devices that are manufactured using low-cost complementary metal oxide semiconductor, or CMOS, process technology. In addition, our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our RF receivers and RF receiver SoCs have high levels of functional integration and performance, small silicon die size and low power consumption. Moreover, our proprietary CMOS-based radio system architecture provides to our customers the benefits of superior RF system performance, shorter design cycles, significant design flexibility and low system cost across a wide range of broadband communications applications.

We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2011, we sold our products to more than 121 end customers. From inception through December 31, 2011, we shipped 189 million RF receivers and RF receiver SoCs. For the year ended December 31, 2011, our net revenue was $71.9 million as compared to $68.7 million in the year ended December 31, 2010.

Industry Background

Technological advances in the broadband data and broadcast TV markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless connectivity; rapid improvements in display technology; the transition from standard to high definition television; the proliferation of multi-channel digital video recording, or DVR; and the proliferation of multimedia content accessible through terrestrial broadcast digital television, cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced television functionality to set top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways. We believe that several trends, across multiple target markets, are creating revenue opportunities for providers of RF receivers and RF receiver SoCs. These trends include the following:

•

Cable / Broadband Access. Competing cable, satellite and other broadband service providers differentiate their services by providing consumers with bundled video, voice and broadband data, referred to as triple-play services. These services include advanced features, such as, channel guide information, video-on-demand, multi-channel digital video recording, or DVR, and picture-in-picture viewing. Many set top boxes, including those used for triple-play services, now enable consumers to simultaneously access, and manage multimedia content from multiple locations in the same house. These advanced features require a either a home gateway or set top box to simultaneously receive, demodulate and decode multiple signals spread across several channels. Each simultaneously accessed signal requires a dedicated RF receiver. This greatly increases the number of RF receivers required to be deployed in each set top box. In addition, in order for cable MSO’s to deliver increasing bandwidth to the home, they have deployed DOCSIS 3.0 equipment and services, which enables channel bonding, or the concurrent reception of multiple channels, resulting in higher aggregate bandwidth available to DOCSIS 3.0 cable subscribers.

•

Consumer / PC. Increasingly, consumers are demanding advanced features in their televisions and are also using non-traditional consumer electronic devices, such as personal computers, netbooks, tablets, portable media players, and mobile phones to access broadcast television and other multimedia content. In the traditional television market, system designers are introducing cable and satellite ready televisions equipped with enhanced features such as picture-in-picture and DVR. In addition, advances in display and semiconductor technologies have enabled the adoption of broadcast analog and digital television and other video display functions in non-traditional TV devices such as netbooks, personal computers, tables, mobile phones, and portable media players.

•

Automotive. The automobile cabin has evolved to provide many of the features and comforts that consumers experience at their homes. In many automobiles, new technologies such as global positioning system, or GPS, Bluetooth telephony, video game and DVD playback systems have become standard features. Many vehicles now incorporate video screens in the automobile dashboard and in the back of passenger seats. In areas with more advanced and widespread broadcast digital television transmission, such as Japan, high definition television reception is an available feature in automotive entertainment systems.

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

The core challenges of capturing and processing high quality broadband communications signals are common to the cable, consumer, automotive and mobile markets. These challenges include:

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

•

Signal Clarity Performance Requirements. Television reception requires a robust and clear signal to provide an adequate user experience. One of the core attributes of system performance is signal clarity, often measured by the signal-to-noise ratio parameter, which measures the strength of the desired signal relative to the combined noise and undesired signal strength in the same channel. Television reception requires an RF receiver that has a wide dynamic range and the ability to isolate the desired signal from the undesired signals, which include the noise generated by extraneous radio waves and interferers produced by home networking systems such as wireless local area network, or WLAN, and Bluetooth. Traditional RF receiver implementations utilized expensive discrete components, such as band-pass filters, resonance elements and varactor diodes to meet the stringent requirements imposed by broadband television reception. In high speed mobile environments, a method known as diversity combining of radio signals, in which the desired signal is captured using multiple RF receivers and reconstructed into a single signal, has been employed to improve the signal-to-noise ratio. Diversity combining of radio signals requires substantial RF, digital signal processing and software expertise. Both the traditional broadband reception and diversity combining of RF signals in mobile environments are difficult to implement and pose challenges to RF receiver providers.

•

Multiple Standards. Worldwide, there are several regional standards for the transmission and reception of broadband analog and digital TV signals. Technical performance, feature requirements and the predominance of a particular means of TV transmission vary regionally. Further, each major geographic region has adopted its own TV standard for cable, terrestrial and satellite transmissions, such as DVB-T/C/S, ATSC, NTSC, ISDB-T, PAL, SECAM, DTMB, CMMB, etc. As a result of these multiple standards, there are region-specific RF receiver requirements and implementations, which make global standards compliance extremely challenging. Many system designers prefer a multiple standards and protocol compliant solution that was previously not possible. Providers of RF receivers face the design challenge of providing this flexibility to the system designer without any increase in power consumption, or any loss of performance quality or competitiveness.

•

Power Consumption. Power consumption is an important consideration for consumers and a critical design specification for system designers. For example, in battery-operated devices such as mobile handsets, netbooks and notebooks, and voice-enabled cable modems, long battery life is a differentiating device attribute. In addition, government sponsored programs, such as Energy Star in the U.S., induce consumers to purchase more energy efficient products. For example, in September 2009, the U.S. Environmental Protection Agency announced that Energy Star compliant televisions would be required to be 40% more energy efficient than their noncompliant counterparts. The addition of one or more RF receivers to a system in order to enable digital TV functionality significantly increases the overall power consumption. In fact, in some multiple receiver system designs, a majority of the system’s overall power consumption is attributable to the RF receiver and related components. Providers of RF receivers and RF receiver SoCs are confronted with the design challenge of lowering power consumption while maintaining or improving device performance.

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

Our Solution

We are a provider of highly integrated, radio-frequency analog and mixed-signal semiconductor solutions for broadband communications applications. Our products are deployed in a wide range of electronic devices, including cable and terrestrial set top boxes, digital televisions, DOCSIS 3.0 voice and data cable modems and gateways, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We combine our high performance analog and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to develop RF receivers and RF receiver SoCs. We integrate our RF receivers with digital demodulation and other communications functions in standard CMOS process technology. Our solutions have the following key features:

•

Proprietary Radio Architecture. Digital signal processing is at the core of our RF receivers and RF receiver SoCs. Using our proprietary CMOS-based radio architecture, we leverage both analog and digital signal processing to improve system performance across multiple products. The partitioning of the signal processing in the chip between analog and digital domains is designed to deliver high performance, small die size and low power for a given application. Moreover, our architecture is implemented in standard CMOS process technology, which enables us to realize the integration benefits of analog and digital circuits on the same integrated circuit. This allows us to predictably scale the on-chip digital circuits in successive advanced CMOS process technology nodes. Our solutions have been designed into products in markets with extremely stringent specifications for quality, performance and reliability, such as the television and automotive markets. We believe that our success in these markets demonstrates that our solution can be implemented successfully across multiple markets and applications.

•

High Signal Clarity Performance. We design our RF receivers and RF receiver SoCs to provide high signal clarity performance regardless of the application in which they are employed. For example, in the set top box market, we deploy our core RF and mixed-signal CMOS process technology platform and radio system architecture to overcome the interference from in-home networks that can degrade cable broadband signals. We believe that signal clarity is more critical in television compared to other communications applications such as voice and data, because signal loss and interference have a more adverse impact on the end user experience.

•

Highly Integrated. Our products integrate on a single chip the functionality associated with traditional analog and digital integrated circuits and other expensive discrete components. This high level of integration has the cost benefits associated with smaller silicon die area, fewer external components and lower power. Our CMOS-based RF receiver SoC eliminates analog interface circuit blocks and external components situated at the interface between discrete analog and digital demodulator chips and reduces the cost associated with multiple integrated circuit packages and related test costs. We are also able to integrate multiple RF receivers along with a demodulator onto a single die to create application-specific configurations for our customers. Thus, our highly integrated solution reduces the technical difficulties associated with overcoming the undesired interactions between multiple discrete analog and digital integrated circuits comprising a single system. Our solutions reduce the technical burden on system designers in deploying enhanced television functionality in their products.

•

Low Power. Our products enable our customers to reduce power consumption in consumer electronic devices without compromising the stringent performance requirements of applications such as broadcast television. In addition, our products enable our customers to decrease overall system costs by reducing the power consumption and heat dissipation requirements in their systems. For example, in cable boxes supporting voice applications, low power consumption may enable a reduction in the number of batteries or battery capacity required to support standby and lifeline telephony. In certain set top boxes, reduced overall power consumption may allow the system designer to eliminate one or more cooling fans required to dissipate the heat generated by high power consumption. The benefits of low power consumption increase with the number of RF receivers included in a system.

•	Scalable Platform. Our product families share a highly modular, core radio system architecture, which enables us to offer RF receiver and RF receiver SoC solutions that meet the requirements of a wide variety of geographies, broadcast standards and applications. This is in contrast to legacy solutions that require significant customization to conform to regional standards, technical performance and feature requirements. Moreover, by leveraging our flexible core architecture platform, our integrated circuit solutions can be deployed across multiple device categories. As a result, our customers can minimize the design resources required to develop applications for multiple target margets. In addition, our engineering resources can be deployed more efficiently to design products for larger addressable markets. We believe that our core technology platform also can be applied to other communications markets with similar performance requirements.

•

Space Efficient Solution. Our highly integrated CMOS-based RF receivers and RF receiver SoCs have an extremely small silicon die size, require minimal external components and consume very little power. This enables our customers to design multi-receiver applications, such as cable modems and set top boxes, in an extremely small form factor. In addition, our products are easily adopted into space-constrained devices such as flat screen televisions, netbooks, and laptops.

Our Strategy

Our objective is to be the leading provider of mixed-signal RF receivers and RF receiver SoCs for broadband video and data communications applications and, in the future, to leverage this core competency to expand into other communications markets with similar performance requirements. The key elements of our strategy are:

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

•

Leverage and Expand our Existing Customer Base. We target customers who are leaders in their respective markets. We intend to continue to focus on sales to customers who are leaders in our current target markets, and to build on our relationships with these leading customers to define and enhance our product roadmap. By solving the specific problems faced by our customers, we can minimize the risks associated with our customers’ adoption of our new integrated circuit products, and reduce the length of time from the start of product design to customer revenue. Further, our engagements with market leaders will enable us to participate in emerging technology trends and new industry standards.

•

Target Additional High-Growth Markets. Our core competency is in RF analog and mixed-signal integrated circuit design in CMOS process technology for broadband communications applications. Several of the technological challenges involved in developing RF solutions for video broadcasting and broadband reception are common to a majority of broadband communication markets. We intend to leverage our core competency in developing highly integrated RF receiver and RF receiver SoCs in standard CMOS process technology to address additional markets within broadband communication and connectivity markets that we believe offer profitable high growth potential.

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

Products

Our products are integrated into a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS 3.0 voice and data cable modems and gateways, televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We provide customers guidelines known as reference designs so that they can efficiently use our products in their product designs. We currently provide two types of semiconductors:

•

RF Receivers. These semiconductor products combine RF receiver technology that traditionally required multiple external discrete components, such as very high frequency, or VHF, and ultra-high frequency, or UHF, tracking filters, surface acoustic wave, or SAW, filters, intermediate-frequency, or IF, amplifiers, low noise amplifiers and transformers. All of these external components have been either eliminated or integrated into a single semiconductor produced entirely in standard CMOS process technology.

•

RF Receiver SoCs. These semiconductor products combine the functionality of RF receivers, and demodulators in a single chip. In some configurations, these products may incorporate multiple RF receivers and single or multiple demodulators in a single chip to provide application or market specific solutions to customers.

Customers

We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. During the year ended December 31, 2011, we sold our products to more than 121 end customers. The majority of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to and are paid by the distributors, we refer to these end customers as our customers.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. During the year ended December 31, 2011 and the year ended December 31, 2010, ten customers accounted for approximately 59% and 71% of our net revenue, respectively. For the year ended December 31, 2011, Panasonic and Arris represented 14% and 11% of revenue, respectively. In 2010, Panasonic and Toshiba represented 16% and 10% of net revenue, respectively. At Panasonic, we sell our products into several applications, including modules for digital TV sets, Blu-ray Disc players, automotive navigation displays and mobile handsets.

A majority our sales are made to customers outside the United States, and we anticipate that such sales will continue to be a significant portion of our revenue. Sales to end customers in Asia accounted for 90% of our net revenue in the year ended December 31, 2011 and 97% of our net revenue in the year ended December 31, 2010. Sales to end customers in Japan accounted for 39% of our net revenue in the year ended December 31, 2011 and 57% of our net revenue in the year ended December 31, 2010. Sales to end customers in China and Taiwan accounted for 15% and 30%, respectively, of our net revenue in the year ended December 31, 2011. Sales to end customers in China and Taiwan accounted for 24% and 13%, respectively, of our net revenue in the year ended December 31, 2010. Although a significant portion of our sales are to customers in Asia, the end users who purchase products incorporating our integrated circuits may be in locations different than our own sales destination. See Note 1 to our consolidated financial statements for a discussion of total revenue by geographical region for 2011, 2010 and 2009.

Sales and Marketing

We sell our products worldwide through multiple channels, using both our direct sales force and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad and Irvine, California, Tokyo, Japan, Shenzhen, China, and Hsinchu, Taiwan. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.

Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 71% of our net revenue in the year ended December 31, 2011 and 93% of our net revenue in the year ended December 31, 2010.

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

In June 2009, we entered into a revised non-exclusive distributor agreement with Moly Tech Limited, or Moly Tech, for distribution of our products in China, Hong Kong and Taiwan. Our distributor agreement with Moly Tech is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Moly Tech will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it elects not to renew the agreement.

In August 2009, we entered into a revised non-exclusive distributor agreement with Lestina International Limited, or Lestina, for distribution of our products in China and Taiwan. Our distributor agreement with Lestina is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Lestina will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

In December 2010, we entered into a non-exclusive distributor agreement with Satori Electric Co. Ltd., or Satori, for distribution of our products Japan. Our distributor agreement with Satori is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Satori will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

In April 2011, we entered into a revised non-exclusive distributor agreement with Asia Fortune Electronic Enterprise Co. Ltd., or AFE, for distribution of our products Taiwan. Our distributor agreement with AFE is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with AFE will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 24 months for the cable market. If successful, this process culminates in a customer’s decision to use our products in its system, which we refer to as a design-win. Volume production may begin within three to nine months after a design-win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our products have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Thus, a design-win may result in an extended period of revenue generation. Conversely, a design-loss to our competitors, may adversely impact our financial results for an extended period of time.

We generally receive purchase orders from our customers approximately six to twelve weeks prior to the scheduled product delivery date. These purchase orders may be cancelled without charge upon notification, so long as notification is received within an agreed period of time in advance of the delivery date. Because of the scheduling requirements of our foundries and assembly and test contractors, we generally provide our contractors production forecasts and place firm orders for products with our suppliers, up to thirteen weeks prior to the anticipated delivery date, often without a purchase order from our own customers. Our standard warranty provides that products containing defects in materials, workmanship or product performance may be returned for a refund of the purchase price or for replacement, at our discretion.

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

Wafer Fabrication. We utilize standard CMOS process technology to manufacture our products. We use a variety of process technology nodes ranging from 0.13µ and 0.11µ, down to 65 nanometer and 40 nanometer. We depend on four independent silicon foundry manufacturers located in Asia to support the majority of our wafer fabrication requirements. Our key subcontractors are Semiconductor Manufacturing International Corporation, or SMIC, in China, Silterra Malaysia Sdn. Bhd., in Malaysia, and United Microelectronics Corporation, or UMC, in Taiwan and Singapore.

Assembly/packaging and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent assembly/packaging and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering, or ASE, in Taiwan (assembly/packaging and test), Giga Solution Technology Co., Ltd in Taiwan (test only), King Yuan Electronics Co., Ltd, or KYEC, in Taiwan (test only), SIGURD Microelectronics Corp. in Taiwan (test only), Siliconware Precision Industries Co. Ltd, or SPIL, in Taiwan (assembly/packaging only) and Unisem (M) Berhad in China (assembly/packaging only).

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

Research and Development

We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2011, we had approximately 188 employees in our research and development group. Our engineering design teams are located in Carlsbad and Irvine in California, Shanghai, China and in Bangalore, India. Our research and development expense was $40.2 million in 2011, $27.7 million in 2010 and $19.8 million in 2009.

Competition

We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC products. Our primary competitors include Silicon Laboratories Inc., NXP B.V., Maxim Integrated Products, Inc., RDA Microelectronics, Newport Media Inc., Broadcom Corporation, Entropic Communications, Inc. and Rafael Microelectronics, Inc. In addition, it is quite likely that a number of other public and private companies, including some of our customers, are developing competing products for digital TV and other broadband communications applications.

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

We have five issued patents and 153 patent applications pending in the United States. We also have nine issued foreign patents and 80 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. The five issued patents in the United States will expire in 2025, 2025, 2026, 2027 and 2027, respectively. The nine issued foreign patents will expire in 2025.

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

We are a party to a number of license agreements for various technologies, such as a license agreement with Intel Corporation relating to demodulator technologies that are licensed specifically for use in our products for cable set top boxes. The agreement was originally entered into with Texas Instruments but was subsequently assigned to Intel Corporation as part of Intel Corporation’s acquisition of Texas Instruments’ cable modem product line in 2010. The license agreement with Intel Corporation has a perpetual term, but Intel Corporation may terminate the agreement for our uncured material breach or for our bankruptcy. If the agreement is terminated, we would not be able to manufacture or sell products that contain the demodulator technology licensed from Intel Corporation, and there would be a delay in the shipment of our products containing the technology until we found a replacement for the demodulator technology in the marketplace on commercially reasonable terms or we developed the demodulator technology itself. We believe we could find a substitute for the currently licensed demodulator technology in the marketplace on commercially reasonable terms or develop the demodulator technology ourselves. In either case, obtaining new licenses or replacing existing technology could have a material adverse effect on our business, as described in “Risk Factors—Risks Related to Our Business—We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”

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

Employees

As of December 31, 2011, we had approximately 256 employees, including 188 in research and development, 32 in sales and marketing, 4 in operations and semiconductor technology and 32 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.

Backlog

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule, or in some cases, cancel orders on relatively short notice, we do not believe that backlog is a good indicator of our future sales.

Geographic Information

During our last three years, substantially all of our revenue was generated within Japan, China and Taiwan, and substantially all of our long-lived assets are located within the United States.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-K and in our other public filings.

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

As our products are integrated into a variety of stationary and mobile electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and STB manufacturers, some of which may be our customers. Our primary competitors include Silicon Laboratories Inc., NXP B.V., Maxim Integrated Products, Inc., RDA Microelectronics, Newport Media Inc., Broadcom Corporation, Entropic Communications, Inc. and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.

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

During the year ended December 31, 2011, Panasonic and Arris accounted for 14% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 59% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

A significant portion of our revenue is attributable to demand for our products in markets for cable and terrestrial set-top box applications.

Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for the Company. For fiscal 2010, revenue directly attributable to cable and terrestrial set-top box applications accounted for approximately 39% of our net revenue. For fiscal 2011, revenue directly attributable to cable and terrestrial set-top box applications accounted for approximately 56% of our net revenue. We currently expect this trend to continue in fiscal 2012. Delays in the development of, or unexpected developments in, the cable and terrestrial set-top box application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $40.2 million in 2011, $27.7 million in 2010 and $19.8 million in 2009. In 2011, we continued to increase our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

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

Currently, we sell most of our products to manufacturers of applications for digital television, cable modems and gateways and cable set-top boxes, automotive TV display, and to Chinese manufacturers of set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

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

Finally, the markets for IPTV and PCTV are nascent and relatively small. We have sold limited quantities of our products into these markets and cannot predict how, or to what extent, demand for our products in these markets will develop.

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

For the year ended December 31, 2011, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV, IPTV, and terrestrial set top boxes, and modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert completely to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

We are subject to U.S. export control and economic sanctions laws relating to the sale of our products. Although we did not intend to do so, we may have violated certain of these laws in the past, and we cannot currently assess with certainty the nature and extent of fines or other penalties, if any, that U.S. governmental agencies may impose against us, our management, or other employees for these potential violations. Any fines, if materially different from our current estimates, and any other penalties that regulatory authorities may seek to impose could have a material adverse effect on our business, operating results, and financial condition.

As noted in our Current Report on Form 8-K filed on February 7, 2012, in the first quarter of 2012, we determined that we may have taken actions that could constitute facilitation (within the meaning of applicable sanctions and export control laws) of shipments of foreign produced products to Iran or taken other actions that may be in violation of U.S. export control and economic sanctions laws. Specifically, certain of our tuner products, which are foreign produced and not subject to U.S. export controls, were included in set-top converter boxes produced by set-top box manufacturers in Asia to permit conversion of digital television signals to analog signals in international markets, including Iran, using the DVB-T, or Digital Video Broadcasting – Terrestrial, broadcast standard. The DVB-T standard is used in most of Europe, Asia (excluding China), Australia, and Africa as well as in parts of the Middle East, including Iran. While the underlying shipment of our tuners into Iran by foreign manufacturers of these set-top boxes may have been lawful, we may have violated applicable sanctions and export control laws without the proper U.S. Government authorization.

We initially identified these potential violations internally, rather than as a result of a third-party audit or government investigation, and upon learning of these potential violations, our audit committee promptly retained outside counsel to conduct a review of our sanctions and export control compliance. On February 7, 2012, we made voluntary initial filings with the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC, and with the Bureau of Industry and Security of the United States Department of Commerce, or BIS, notifying these regulatory agencies that we were conducting a review of export control matters and that we would submit any supplemental voluntary self disclosures once our internal review was complete. The initial stage of the review was concluded in March 2012. Among other matters, our audit committee determined that our management team lacked sufficient familiarity with and understanding of export control and sanctions laws and their applicability to our products and services. Our audit committee concluded that our management team did not intentionally or knowingly violate applicable sanctions and export control laws.

Outside counsel is now preparing the final voluntary disclosures to be submitted to OFAC and BIS. OFAC and BIS may conclude that our actions resulted in violations that warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Penalties and potential criminal enforcement actions could be imposed against us and/or our management and certain of our employees. We cannot predict when OFAC or BIS will complete their reviews of our submissions, and resolution of these matters with the government could take substantial time and require substantial expenditure and management resources, either of which could be harmful to our business and operating results.

Any fines that OFAC or BIS may impose on us could be material to our operating results in the period in which they are imposed and could have a material adverse effect on our financial condition. The maximum civil monetary penalty for each violation is up to $250,000 or twice the value of the transaction, whichever is greater. Based upon facts known to us to date, we recorded an expense of $0.8 million, reflected in selling, general, and administrative expense, in the fourth quarter of 2011 for this export compliance matter, representing management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from our estimates, our business, operating results, and financial condition could be materially and negatively affected. In that regard, we cannot guarantee that either OFAC or BIS will agree with our assessments of the quantity and nature of the potential violations. As a result, OFAC or BIS could seek to impose higher fines and penalties than those we have estimated to date. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of our products, we are in the process of implementing an export control compliance management system and undertaking remedial measures to reduce the risk of similar events occurring in the future.

Continued adverse U.S. and international economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.

Since September 2008, the global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from U.S. and foreign governments. Recently, the credit crisis has reemerged in Europe with threats of credit default by certain member countries of the European Union, and by substantial budgetary and fiscal constraints, including proposals for severe budget reductions in larger European Union countries such as Germany and the United Kingdom. Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as televisions, automobiles, cable modems, and set top boxes. Many of these purchases are discretionary. In addition, our recent revenue growth has been attributable in large part to purchases of digital-to-analog set top converter boxes in various geographies including Europe. Partially in response to economic and political developments, Greece recently extended the date for its deadline for switching to exclusive digital television broadcasts. Similar extensions in other European countries could adversely affect our revenue and growth. These events, together with the current adverse economic conditions facing the broader economy and, in particular, the semiconductor and communications industries, have adversely affected, and may continue to adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by UMC, Silterra Malaysia Sdn. Bhd, and SMIC, at foundries in Taiwan, Singapore, Malaysia, and China. We also use third-party contractors for all of our assembly and test operations.

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

We currently do not have long-term supply contracts with any of our third-party vendors, including UMC, Silterra and SMIC. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

Due to our limited operating history, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

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

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $51.4 million in 2009 to approximately $68.7 million in 2010 and approximately $71.9 million in 2011. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We currently sell a majority of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 71% of our net revenue in the year ended December 31, 2011. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

Our reserve estimates with respect to the products stocked by our distributors are based principally on reports provided to us by our distributors, typically on a weekly basis. To the extent that this resale and channel inventory data is inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.

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

Highly complex products like our RF receivers and RF receiver SoCs may contain defects and bugs when they are first introduced or as new versions are released. Due to our limited operating history, defects and bugs that may be contained in our products may not yet have manifested. We have in the past experienced, and may in the future experience, defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the year ended December 31, 2011, we established a full valuation allowance on our net federal deferred tax assets.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. Sales to end customers in Asia accounted for 90% our net revenue in the year ended December 31, 2011. Sales to end customers in Japan accounted for 39% of our net revenue in the year ended December 31, 2011. In addition, approximately 24% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

In addition to a significant portion of our wafer supply coming from Taiwan, substantially all of our products undergo packaging and final test in Taiwan. Any conflict or uncertainty in this country, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

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

Our net revenues could be adversely affected by the recent earthquake, tsunami, and nuclear crisis in Japan and flooding in Thailand.

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

For fiscal 2010, revenue directly attributable to Japan, which includes revenues attributable to the sale of integrated circuits into the Japanese automotive industry and sales of integrated circuits for electronic devices destined for Japanese consumer and mobile markets, accounted for approximately 57% of our net revenue. For fiscal 2011, Japanese-derived revenue declined to 39% of our net revenue as sales of our cable products increased relative to other products. We currently expect this trend to continue in fiscal 2012. Nevertheless, Japan will continue to account for a substantial portion of our net revenues, and our ability to achieve our financial forecasts will depend in large part on trends in Japanese automotive and consumer markets. In particular, our net revenue in 2012 could be adversely affected by continued manufacturing shut-downs in Japan, whether due to power shortages, disruptions in manufacturing supply chains, or other reasons. In addition, net revenues attributable to Japanese consumer and mobile markets will depend on the reaction of Japanese consumers to these events, including trends in consumer confidence and spending and the general pace and trend of recovery from the earthquake, tsunami, and nuclear crisis. We have limited ability to predict the impact of these events on our net revenues, particularly when depleted inventories could begin to have a material effect on the availability of components if automotive and consumer electronic supply chains have not recovered by that time.

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

We are subject to rules adopted by the Securities Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting.

If we fail to maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the New York Stock Exchange, or NYSE, or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

As of December 31, 2011, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 41% of our outstanding capital, representing approximately 84% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 22% of our outstanding capital stock, representing approximately 45% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 10% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners. A representative of U.S. Venture Partners is a director of MaxLinear. Together with these funds,

Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2011, we had 19.1 million shares of Class A common stock and 14.1 million shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 3.3 million shares of Class B common stock, or 10% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 11.6 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Our corporate headquarters occupy approximately 29,000 square feet in Carlsbad, California under a lease that expires in August 2014. All of our business and engineering functions are represented at our corporate headquarters, including three laboratories for research and development and manufacturing operations. In addition to our principal office space in Carlsbad, we have leased facilities for use as design centers in Irvine, California, Shanghai, China and Bangalore, India. We also have engineering support offices in Shenzhen, China, Tokyo, Japan and Hsinchu, Taiwan. We believe that our current facilities are adequate to meet our ongoing needs and that additional facilities are available for lease to meet our future needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2011
	High	Low
First Quarter (January 1, 2011 to March 31, 2011)	$12.83	$7.32
Second Quarter (April 1, 2011 to June 30, 2011)	$9.68	$7.70
Third Quarter (July 1, 2011 to September 30, 2011)	$9.26	$4.86
Fourth Quarter (October 1, 2011 to December 31, 2011)	$6.41	$4.13

	Year Ended December 31, 2010
	High	Low
First Quarter (March 24, 2010 to March 31, 2010)	$19.50	$17.56
Second Quarter (April 1, 2010 to June 30, 2010)	$18.36	$13.01
Third Quarter (July 1, 2010 to September 30, 2010)	$14.71	$9.65
Fourth Quarter (October 1, 2010 to December 31, 2010)	$11.50	$9.30

On December 31, 2011, the last reported sales price of our common stock was $4.75 and, according to our transfer agent, as of February 29, 2012, there were 13 record holders of our Class A common stock and 77 record holders of our Class B common stock.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2011, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

In the fiscal year ended December 31, 2011, we issued an aggregate of 1 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $1.5 million in the fiscal year ended December 31, 2011 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2011, options to purchase an aggregate of 2.7 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the Securities and Exchange Commission on

March 23, 2010. From the effective date of the registration statement through December 31, 2011, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the selected consolidated statement of operations data for the fiscal years ended December 31, 2011, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the statement of operations data for the fiscal years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2011	2010		2009		2008	2007
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$71,937	$68,701		$51,350		$31,331	$9,696
Cost of net revenue	26,616	21,560		17,047		12,675	4,896

Gross profit	45,321	47,141		34,303		18,656	4,800
Operating expenses:
Research and development	40,156	27,725		19,790		14,310	9,924
Selling, general and administrative	20,178	15,912		9,921		6,356	4,296

Total operating expenses	60,334	43,637		29,711		20,666	14,220

Income (loss) from operations	(15,013)	3,504		4,592		(2,010)	(9,420)
Interest income	292	326		51		179	654
Interest expense	(69)	(29)		(52)		(74)	(78)
Other income (expense), net	(241)	(58)		(32)		(9)	135

Income (loss) before income taxes	(15,031)	3,743		4,559		(1,914)	(8,709)
Provision (benefit) for income taxes	6,993	(6,371)		230		—	—

Net income (loss)	(22,024)	10,114		4,329		(1,914)	(8,709)
Net income allocable to preferred stockholders	—	(1,215	)(1)	(3,691	)(1)	—	—

Net income (loss) attributable to common stockholders	$(22,024)	$8,899		$638		$(1,914)	$(8,709)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.68)	$0.33		$0.06		$(0.19)	$(0.93)

Diluted	$(0.68)	$0.30		$0.06		$(0.19)	$(0.93)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,573	26,743		10,129		9,861	9,364

Diluted	32,573	29,478		11,512		9,861	9,364

(1)	Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate net income allocable to preferred stockholders and net income (loss) attributable to common stockholders, including the method used to calculate the number of shares used in the computation of the per share amounts.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments, available-for-sale	$85,736	$94,486	$17,921	$9,720	$8,973
Working capital	76,585	95,444	11,029	8,406	10,292
Total assets	112,376	118,918	35,773	16,723	14,603
Capital lease obligations, net of current portion	2	18	115	238	301
Convertible preferred stock(1)	—	—	35,351	35,351	35,351
Total stockholders’ equity (deficit)	93,025	104,897	(19,475)	(25,363)	(23,914)

(1)	Upon certain change in control events that may be outside of our control, including our liquidation, sale or transfer of control, holders of the convertible preferred stock could cause its redemption. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity on our balance sheets instead of in stockholders’ equity (deficit). We adjusted the carrying values of the convertible preferred stock to their liquidation values at the date of issuance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $71.9 million in fiscal 2011. In 2010 and 2011, our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, mobile handsets, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable industry.

Substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 90%, 97% and 99% of net revenue in the years ended December 31, 2011, 2010 and 2009, respectively. The majority of our sales to these and other customers are through distributors based in Asia. Although we actually sell the products to and are paid by the distributors, we refer to these end customers as our customers. Because many of our customers or their OEM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to customers in that region. Although a large percentage of our sales are made to customers in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold to end users outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the years ended December 31, 2011 and 2010 related principally to sales to Asian set top box manufacturers delivering products into European markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Our three largest customers collectively represented 32% of net revenue for the year ended December 31, 2011. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

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

In March 2010, we completed the initial public offering, or IPO, of our Class A common stock in which we sold and issued 5.9 million shares of Class A common stock, including 0.8 million shares related to the exercise of the underwriters’ over-allotment, at an issue price of $14.00 per share. We raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of our then-outstanding convertible preferred stock outstanding automatically converted into 14.5 million shares of our Class B common stock.

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

We record reductions in revenue for estimated pricing adjustments related to price protection and unit rebate agreements, in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in our accrued liabilities. We may enter into unit rebate agreements with end customers based on volume purchases. We estimate that all of the unit rebates will be achieved based on the history of these programs, reduce the average selling price of the product sold under the rebate program and defer revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

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

Impairment of Long-Lived Assets

We regularly review the carrying amount of our long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, employee stock purchase rights and restricted stock units, based on the grant date fair value of the award. We use the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. We calculate the fair value of restricted stock units based on the fair market value of our Class A common stock on the grant date. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports.

We account for stock options issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. We calculate the fair value of restricted stock units issued to non-employees based on the fair market value of our Class A common stock on the grant date and the resulting stock-based compensation expense is recognized over the period during which the non-employee is required to provide services in exchange for the award, which is usually the vesting period.

Results of Operations

The following describes the line items set forth in our consolidated statements of operations.

Net Revenue. Net revenue is generated from sales of our RF receivers and RF receiver SoCs. A majority of our end customers purchase products indirectly from us through distributors. Although we actually sell the products to and are paid by the distributors, we refer to these end customers as our customers.

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

Provision for Income Taxes. Income tax expense is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011. The income tax benefit for the year ended December 31, 2010 includes the reversal of our valuation allowance previously offsetting our federal deferred tax assets. Income tax expense for the year ended December 31, 2009 relates to current federal alternative minimum tax and California income taxes. Due to net operating loss limitations, the Company’s net operating losses did not fully offset the federal alternative minimum taxes and California income taxes.

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
Net revenue	100%	100%	100%
Cost of net revenue	37	31	33

Gross profit	63	69	67

Operating expenses:
Research and development	56	41	39
Selling, general and administrative	28	23	19

Total operating expenses	84	64	58

Income (loss) from operations	(21)	5	9
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	(1)

Income (loss) before income taxes	(21)	5	8
Provision (benefit) for income taxes	10	(10)	—

Net income (loss)	(31)%	15%	8%

Comparison of the Fiscal Years Ended December 31, 2011, 2010 and 2009

Net Revenue

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
	(dollars in thousands)
Net revenue	$71,937	$68,701	$51,350	5%	34%

Net revenue for the year ended December 31, 2011 increased by $3.2 million from 2010 primarily due to increase in sales revenue from cable products, offset by decrease in revenue derived from consumer terrestrial TV set-top box and mobile handset applications. We expect sales of our cable products to account for a substantial portion of our revenue growth, if any, in 2012. The demand for our terrestrial and cable TV products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable TV broadcast, and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

Net revenue for the year ended December 31, 2010 increased by $17.4 million from 2009 primarily due to an increase in shipments of our RF receiver products used in televisions, automotive navigation displays, PCs and set top box devices for digital terrestrial television, digital cable and IPTV applications. These gains were offset by a decrease in shipments and revenue from our mobile digital television RF receiver products for the Japanese handset market. In particular, these increases were primarily attributable to shipments and related revenue for digital televisions, PCTV, and automotive markets in Japan, and digital terrestrial TV set top boxes destined for end markets in Europe.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
	(dollars in thousands)
Cost of net revenue	$26,616	$21,560	$17,047	23%	26%
% of net revenue	37%	31%	33%
Gross profit	$45,321	$47,141	$34,303	(4)%	37%
% of net revenue	63%	69%	67%

Cost of net revenue increased by $5.1 million from 2010 to 2011. Gross profit decreased by $1.8 million from 2010 to 2011, reflecting a decrease in gross profit as a percentage of revenue from 69% to 63%. The decreases in both absolute gross profit and the gross profit percentage of net revenue were primarily due to decreases in average selling prices of several products whose average manufacturing costs decreased proportionally to a lesser extent than their average selling prices. Changes in product mix driven by significant declines in our higher margin mobile handset applications also contributed to the declines in gross margin as a percentage of revenue. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.

Cost of net revenue and gross profit increased by $4.5 million and $12.8 million, respectively, from 2009 to 2010. These increases in cost of net revenue were principally due to increased sales of our second-generation global digital terrestrial television RF receiver product. The rise in shipments and, to a lesser extent, the reduction in per unit manufacturing cost of the second-generation global digital terrestrial television RF receiver products, resulted in the increases in both the absolute gross profit, and the gross profit percentage of net revenue in 2010.

Research and Development

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
	(dollars in thousands)
Research and development	$40,156	$27,725	$19,790	45%	40%
% of net revenue	56%	41%	39%

Research and development expense for 2011 was $40.2 million, an increase of $12.4 million, or 45%, from 2010. This increase was primarily attributable to an increase in the number of new RF receiver SoC product development and existing product enhancement initiatives. The increase in research and development expense also includes a new initiative to develop MoCA®, or Multimedia over Coax Alliance, solutions for inside-the-home data, and video network connectivity. Investments in intellectual property and software related to connectivity technologies, including the acquisition of certain MoCA® intellectual property and connectivity-related software licenses, increased by $4.2 million compared to the prior year. Salary and benefits expense (including stock-based compensation) increased $5.8 million compared to the prior year. The increase in salary and benefits is primarily due to an increase in our average full-time-equivalent employee headcount compared to the prior year. Also contributing to the increases, compared to the prior year, were additional expenses for computer-aided design and related software license costs, new product engineering mask costs, supplies, travel and other costs. Entering into new technology licenses is a strategic decision made by management on a case by case basis. We cannot predict whether we will acquire more of these types of licenses, or the magnitude or timing of any such license acquisitions. Absent these types of licensing events, we expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Research and development expense for 2010 was $27.7 million, an increase of $7.9 million, or 40%, from 2009. This increase was primarily attributable to an increase in the overall number of new product development and existing product enhancement initiatives. These projects and initiatives related primarily to our RF receiver SoC products. Salary and benefits accounted for the largest portion of the increase at $6.7 million for 2010 (including stock-based compensation), reflecting growth in our average full-time-equivalent employee headcount compared to the prior year. Also contributing to the increases were additional expenses for supplies, travel and other costs, offset by decreases in acquired intellectual property and facility-related costs compared to the prior year.

Selling, General and Administrative

	Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
	(dollars in thousands)
Selling, general and administrative	$20,178	$15,912	$9,921	27%	60%
% of net revenue	28%	23%	19%

Selling, general and administrative expense for 2011 was $20.2 million, an increase of $4.3 million, or 27%, from 2010. This increase was primarily attributable to increase in costs associated with the need for larger scale operations to support the increase in demand for our products, and increased expenses associated with regulatory compliance initiatives, including compliance with the Sarbanes-Oxley Act. Specifically, the increase was attributable in part to an additional $2.4 million of incremental salary and benefit expenses in 2011 (including stock-based compensation). Also contributing to the increases were incremental legal, accounting and other professional expenses, consulting expenses, travel-related costs, and occupancy expenses. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure and as a result of the export compliance review.

Selling, general and administrative expense for 2010 was $15.9 million, an increase of $6.0 million, or 60%, from 2009. This increase was primarily attributable to costs associated with the need for larger scale operations as a result of increased demand for our products and increased expenses as we prepared to become a public reporting company. Specifically, more than half of the increase was attributable to an additional $3.2 million of incremental salary and benefit expenses in 2010 (including stock-based compensation). Also contributing to the increase were incremental legal, accounting and other professional expenses associated with becoming a public company, distributor and sales representative commissions driven by increased sales of our products, consulting expenses, and additional travel, supplies, and facility-related costs.

Interest and Other Income (Expense)

	Years Ended December 31,
	2011	2010	2009
Interest income	$292	$326	$51
Interest expense	(69)	(29)	(52)
Other expense, net	(241)	(58)	(32)

Interest income decreased in 2011 compared to 2010 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments. Interest income increased in 2010 compared to 2009 due to higher cash and investment balances, principally due to the investment of the proceeds from our March 2010 IPO.

Interest expense increased in 2011 compared to 2010 related to an accrued technology license agreement with extended payment terms. Interest expense decreased in 2010 compared to 2009 due to lower outstanding debt balances.

Other expense, net in 2011 consisted primarily of losses on foreign currency transactions, investment management fees and lease settlement charges. Other expense, net in 2010 consisted primarily of losses on foreign currency transactions and investment management fees. Other expense, net in 2009 consisted primarily of the write-off of the carrying value of leasehold improvements in connection with vacating certain leased facilities.

Provision for Income Taxes

	Years Ended December 31,
	2011	2010	2009
Provision for income taxes	$6,993	$(6,371)	$230

The provision for income taxes for the year ended December 31, 2011 was $7.0 million or approximately (46.5)% of pre-tax loss compared to a benefit for income taxes of $6.4 million for the year ended December 31, 2010. The increase in the effective tax rate in the current year is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011. In the third quarter of 2011, we evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering our recent history of losses and management’s expectations of additional near-term losses, we recorded a valuation allowance on our net federal deferred tax assets, with a corresponding charge to our income tax provision of approximately $6.7 million during 2011. In addition, we continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.

The income tax benefit of $6.4 million for the year ended December 31, 2010 includes the reversal of our valuation allowance previously offsetting our federal deferred tax assets. The provision for income taxes for the year ended December 31, 2009 relates to current federal alternative minimum tax and California income taxes.

Subsequent Events

In the first quarter of 2012, we became aware that we may have taken actions that could constitute facilitation (within the meaning of applicable sanctions and export control laws) of shipments of foreign produced products to Iran or taken other actions that may be in violation of U.S. export control and economic sanctions laws. The potential violations related to the sale of certain of our tuner products to set-top box manufacturers in Asia to permit conversion of digital television signals to analog signals in international markets using the DVB-T broadcast standard. The DVB-T standard is used in most of Europe, Asia (excluding China), Australia, and Africa as well as in parts of the Middle East, including Iran. While the underlying shipment of our tuners into Iran by foreign manufacturers of these set-top boxes may have been lawful, our potential facilitation may have resulted in violation of applicable sanctions and export control laws without the proper U.S. Government authorization. Upon learning of these potential violations, which were discovered internally, our audit committee retained outside counsel to conduct a review of our sanctions and export control compliance. On February 7, 2012, we made voluntary initial filings with the Office of Foreign Assets Control of the United States Department of the Treasury (OFAC) and with the Bureau of Industry and Security of the United States Department of Commerce (BIS), notifying these regulatory agencies that we were conducting a review of export control matters and that we would submit any supplemental voluntary self disclosures once the internal review was complete. The initial stage of the review was concluded in March 2012. Outside counsel is now preparing the final voluntary disclosures to be submitted to OFAC and BIS. Based upon the facts known to us to date, we recorded an expense of $0.8 million, reflected in selling, general, and administrative expense, in the fourth quarter of 2011 for this export compliance matter, representing management’s estimated exposure for civil penalties and fines in accordance with applicable accounting literature.

As we have voluntarily self-disclosed, OFAC or BIS could conduct their own investigation. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from our estimates, our business, operating results, and financial condition could be materially and negatively affected. In that regard, we cannot guarantee that either OFAC or BIS will agree with our assessments of the quantity and nature of the potential violations. As a result, OFAC or BIS could seek to impose higher fines and penalties than those we have estimated to date. The maximum civil monetary penalty for each violation is up to $250,000 or twice the value of the transaction, whichever is greater.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of December 31, 2011, we had cash and cash equivalents of $28.0 million, short-term investments of $47.2 million, long-term investments of $10.5 million and net accounts receivable of $10.4 million.

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

Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	Years Ended December 31,
	2011	2010
	(in thousands)
Working capital	$76,585	$95,444
Cash and cash equivalents	28,026	21,563

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$(7,109)	$4,838	$9,860
Net cash provided by (used in) investing activities	10,818	(78,375)	391
Net cash provided (used in) by financing activities	2,733	77,170	(250)
Effect of exchange rates on cash and cash equivalents	21	9	1

Net increase in cash and cash equivalents	$6,463	$3,642	$10,002

Cash Flows from Operating Activities

Net cash used in operating activities in 2011 was $7.1 million. Net cash used in operating activities primarily consisted of a net loss of $22.0 million and $3.6 million in changes in operating assets and liabilities, offset by $18.5 million in non-cash operating expenses. Included in the changes in operating assets and liabilities was a $7.4 million increase in accounts receivable due to significantly greater shipments in the last month of the year ended December 31, 2011 compared to the last month of the year ended December 31, 2010 and the timing of cash receipts from customers and an increase in our accounts payable and accrued expenses related to our accrued technology license payments and estimated fines and penalties related to export compliance matters. Non-cash items included in net loss for the year ended December 31, 2011 included depreciation and amortization expense of $3.2 million, amortization of investment premiums, net of $1.2 million, stock-based compensation of $7.4 million, write down of long-lived assets of $0.1 million and a decrease in deferred income taxes of $6.6 million related to the recording of a valuation allowance on net federal deferred tax assets.

Net cash provided by operating activities in 2010 was $4.8 million. Net cash provided by operating activities primarily consisted of net income of $10.1 million and $0.7 million in non-cash operating expenses, offset by $6.0 million in changes in operating assets and liabilities. Our deferred income taxes increased in 2010 as a result of the release of our valuation allowance. Our increase in inventory and decreases in accounts receivable and deferred revenue and profit were due to a reduction in shipments to distributors in the second half of 2010 as customers either reduced the amount of purchase orders within lead time or requested rescheduling of shipments.

Net cash provided by operating activities in 2009 was $9.9 million. Net cash provided by operating activities primarily consisted of net income of $4.3 million, $1.8 million in non-cash operating expenses and $3.7 million in changes in operating assets and liabilities. Our accounts receivable increased as a result of significantly higher distributor shipments in 2009 and our inventory decreased as a result of sales and production being more closely matched in 2009. Our accounts payable and accrued expenses increased in 2009 in support of our increased production volumes and overall operational growth. Deferred revenue and deferred profit increased as our revenue grew and our distributors carried higher inventory balances.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2011 was $10.8 million. Net cash provided by investing activities primarily consisted of $125.4 million in maturities of securities, offset by $111.4 million in purchases of securities, $3.0 million in purchases of property and equipment and $0.2 million in purchases of intangibles. Net cash used in investing activities during the year ended December 31, 2010 consisted of $111.8 million in purchases of securities, $3.0 million in purchases of property and equipment and $1.3 million in purchases of intangibles, offset by $37.7 million in maturities of securities. Net cash provided by investing activities during the year ended December 31, 2009 consisted of sales of investment securities, net of purchases, of $1.8 million. Purchases of property and equipment accounted for $1.4 million in 2009.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2011 was $2.7 million. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $2.8 million offset by payments on capital leases of $0.1 million.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013	2014	2015	2016 and Thereafter
	(in thousands)
Capital lease obligations (including interest)	$36	$33	$3	$—	$—	$—
Operating lease obligations	3,044	1,015	979	638	299	113
Other obligations	5,846	3,689	2,028	129	—	—
Inventory purchase obligations	2,767	2,767	—	—	—	—

Total contractual obligations	$11,693	$7,504	$3,010	$767	$299	$113

Other obligations represent purchase commitments for software licensing agreements, information systems infrastructure and other commitments made in the ordinary course of business.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our unrecognized tax benefits of $3 million are not included in the table above.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our by-laws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of December 31, 2011.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any unconsolidated SPE transactions.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $28.0 million at December 31, 2011, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Evaluation of Disclosure and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer, principal financial officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MaxLinear, Inc.

We have audited MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MaxLinear, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MaxLinear, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLinear, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of MaxLinear, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Proposal Number 1 — Election of Class III Director By Class A and Class B Common Stock” and “Executive Officers” in our Definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

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

The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in the 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership,” in our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number V — Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2011, 2010 and 2009

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Inventory reserves
2011	$148	$61	$(92)	$117
2010	120	85	(57)	148
2009	43	90	(13)	120

3. Exhibits

Exhibit Number	Exhibit Title
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 29, 2010 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.8 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.1	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.2	Form of Director and Controlling Person Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.3	2004 Stock Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.4	Form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title

+10.5	Amendment No. 1 to the form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.6	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).

*+10.8	2010 Employee Stock Purchase Plan.

+10.9	Employment Offer Letter, dated December 20, 2010, between the Registrant and Adam C. Spice (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2010).

+10.10	Employment Offer Letter, dated June 24, 2011, between the Registrant and Brian Sprague (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).

+10.11	Employment Offer Letter, dated September 12, 2008, between the Registrant and Michael Kastner (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.11.1	Employment Offer Letter, dated December 8, 2009, between the Registrant and Patrick E. McCready (incorporated by reference to Exhibit 10.11.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.12	Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.13	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.14	Lease Agreement, dated May 18, 2009, between the Registrant and JCCE – Palomar, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.15	Sublease Agreement, dated May 9, 2009, between the Registrant and CVI Laser, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.16	Intellectual Property License Agreement, dated June 18, 2009, between the Registrant and Intel Corporation, (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.17	(Removed and Reserved)

†10.18	Distributor Agreement, dated June 5, 2009, between the Registrant and Moly Tech Limited (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.19	Distributor Agreement, dated October 3, 2005, between the Registrant and Tomen Electronics Corporation (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title

†10.20	Distributor Agreement, dated August 19, 2009, between the Registrant and Lestina International Ltd. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.21	MaxLinear, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

*+10.22	Employment Offer Letter, dated April 22, 2011, between the Registrant and Michael LaChance.

*11.1	Statement re computation of income (loss) per share (included on page F-14 of this Form 10-K).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011 (File No. 001-34666)).

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page of this Form 10-K).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested and received for certain portions of these exhibits.

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
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kishore Seendripu, Ph.D., and Adam C. Spice, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KISHORE SEENDRIPU, PH.D. Kishore Seendripu, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ ADAM C. SPICE Adam C. Spice	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012

/s/ THOMAS E. PARDUN Thomas E. Pardun	Lead Director	March 14, 2012

/s/ STEVEN C. CRADDOCK Steven C. Craddock	Director	March 14, 2012

/s/ DAVID LIDDLE, PH.D. David Liddle, Ph.D	Director	March 14, 2012

/s/ CURTIS LING Curtis Ling, Ph.D	Director	March 14, 2012

/s/ ALBERT J. MOYER Albert J. Moyer	Director	March 14, 2012

/s/ DONALD E. SCHROCK Donald E. Schrock	Director	March 14, 2012

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MaxLinear, Inc.

We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2012

MAXLINEAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$28,026	$21,563
Short-term investments, available-for-sale	47,156	72,923
Accounts receivable	10,421	3,047
Inventory	8,082	7,425
Deferred income taxes, prepaid expenses and other current assets	1,394	4,232

Total current assets	95,079	109,190
Property and equipment, net	5,494	4,535
Long-term investments, available-for-sale	10,554	—
Intangible assets	1,021	980
Deferred income taxes and other long-term assets	228	4,213

Total assets	$112,376	$118,918

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,936	$2,877
Deferred revenue and deferred profit	4,029	5,322
Accrued expenses	7,403	1,558
Accrued compensation	2,094	2,145
Amounts due to related party	—	1,746
Current portion of capital lease obligations	32	98

Total current liabilities	18,494	13,746
Other long-term liabilities	855	257
Capital lease obligations, net of current portion	2	18
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 19,107 and 13,170 shares issued and outstanding at December 31, 2011 and 2010, respectively	2	1
Class B common stock, $0.0001 par value; 500,000 shares authorized, 14,143 and 18,720 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	2
Additional paid-in capital	126,695	116,512
Accumulated other comprehensive income	14	45
Accumulated deficit	(33,687)	(11,663)

Total stockholders’ equity	93,025	104,897

Total liabilities and stockholders’ equity	$112,376	$118,918

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenue	$71,937	$68,701	$51,350
Cost of net revenue	26,616	21,560	17,047

Gross profit	45,321	47,141	34,303
Operating expenses:
Research and development	40,156	27,725	19,790
Selling, general and administrative	20,178	15,912	9,921

Total operating expenses	60,334	43,637	29,711

Income (loss) from operations	(15,013)	3,504	4,592
Interest income	292	326	51
Interest expense	(69)	(29)	(52)
Other expense, net	(241)	(58)	(32)

Income (loss) before income taxes	(15,031)	3,743	4,559
Provision (benefit) for income taxes	6,993	(6,371)	230

Net income (loss)	(22,024)	10,114	4,329
Net income allocable to preferred stockholders	—	(1,215)	(3,691)

Net income (loss) attributable to common stockholders	$(22,024)	$8,899	$638

Net income (loss) per share attributable to common stockholders(1):
Basic	$(0.68)	$0.33	$0.06

Diluted	$(0.68)	$0.30	$0.06

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,573	26,743	10,129

Diluted	32,573	29,478	11,512

(1)	As a result of the conversion of the Company’s preferred stock into 14,526 shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Compreh- ensive Income	Accumulated Deficit	Total Stock- holders’ Equity (Deficit )
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	7,554	$15,351	6,972	$20,000	9,900	$1	—	$—	—	$—	$737	$5	$(26,106)	$(25,363)
Common stock issued upon exercise of stock options	—	—	—	—	837	—	—	—	—	—	605	—	—	605
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	959	—	—	959
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	4,329	4,329

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,324

Balance at December 31, 2009	7,554	15,351	6,972	20,000	10,737	1	—	—	—	—	2,301	—	(21,777)	(19,475)
Conversion of Series A and B preferred stock to Class A and B common stock	(7,554)	(15,351)	(6,972)	(20,000)	—	—	1,491	—	13,035	1	35,350	—	—	35,351
Conversion of common stock to Class B common stock	—	—	—	—	(10,737)	(1)	—	—	10,737	1	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	5,680	—	(5,680)	—	—	—	—	—
IPO gross proceeds, net of costs	—	—	—	—	—	—	5,920	1	—	—	72,903	—	—	72,904
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	628	—	1,043	—	—	1,043
Employee stock purchase plan	—	—	—	—	—	—	79	—	—	—	700	—	—	700
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,215	—	—	4,215
Comprehensive income:													—
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	—	28	—	28
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Net income	—	—	—	—	—	—	—	—	—	—	—	—	10,114	10,114

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	10,159

Balance at December 31, 2010	—	—	—	—	—	—	13,170	1	18,720	2	116,512	45	(11,663)	104,897
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	5,557	1	(5,557)	(1)	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	—	—	—	—	133	—	980	—	1,469	—	—	1,469
Employee stock purchase plan	—	—	—	—	—	—	247	—	—	—	1,346	—	—	1,346
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	7,368	—	—	7,368
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(62)	—	(62)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(22,024)	(22,024)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,055)

Balance at December 31, 2011	—	$—	—	$—	—	$—	19,107	$2	14,143	$1	$126,695	$14	$(33,687)	$93,025

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$(22,024)	$10,114	$4,329
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	3,159	1,873	841
Amortization of investment premiums, net	1,179	1,258	(1)
Stock-based compensation	7,368	4,215	959
Deferred income taxes	6,668	(6,668)	—
Gain on sale of available-for-sale securities	(9)	—	—
Write down of long-lived assets	150	36	32
Changes in operating assets and liabilities:
Accounts receivable	(7,374)	6,660	(8,356)
Inventory	(657)	(4,575)	825
Prepaid and other assets	155	(1,458)	(1,680)
Accounts payable and accrued expenses	6,768	(1,937)	2,902
Amounts due to related party	(1,746)	(762)	2,168
Accrued compensation	(51)	424	1,220
Deferred revenue and deferred profit	(1,293)	(4,528)	6,550
Other long-term liabilities	598	186	71

Net cash provided by (used in) operating activities	(7,109)	4,838	9,860
Investing Activities
Purchase of property and equipment	(2,962)	(2,960)	(1,409)
Purchases of intangibles	(201)	(1,275)	—
Purchases of available-for-sale securities	(111,369)	(111,807)	—
Maturities of available-for-sale securities	125,350	37,667	1,800

Net cash provided by (used in) investing activities	10,818	(78,375)	391
Financing Activities
Payments on capital leases	(82)	(123)	(108)
Proceeds from issuance of common stock	2,815	1,743	605
Proceeds from initial public offering, net of costs	—	75,550	(747)

Net cash provided by (used in) financing activities	2,733	77,170	(250)

Effect of exchange rate changes on cash and cash equivalents	21	9	1
Increase in cash and cash equivalents	6,463	3,642	10,002
Cash and cash equivalents at beginning of year	21,563	17,921	7,919

Cash and cash equivalents at end of year	$28,026	$21,563	$17,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$29	$45

Cash paid for income taxes	$—	$382	$411

Supplemental disclosures of non cash investing and financing information:
Unrealized gain (loss) on available-for-sale securities	$(20)	$42	$(2)

Accrued purchase of property and equipment	$708	$554	$359

See accompanying notes.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of highly integrated, radio-frequency analog and mixed-signal semiconductor solutions for broadband communications applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.

Initial Public Offering

In March 2010, the Company completed the initial public offering, or IPO, of its Class A common stock in which it sold and issued 5,920 shares of Class A common stock at an issue price of $14.00 per share. The Company raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 14,526 shares of Class B common stock.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.

The functional currency of certain foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Accounts Receivable

The Company monitors collections and payments from its customers. As of December 31, 2011 and 2010 the Company did not have an allowance for doubtful accounts based on no historical experience, anticipation of uncollectible accounts receivable nor any specific customer collection issues that are identified.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

Warranty

The Company generally provides a warranty on its products for a period of one year. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2011 and 2010, no accrual for warranty costs was recorded based on the Company’s analysis. During 2011, 2010 and 2009, warranty costs incurred totaled $3, $2 and $40, respectively.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

Customers directly invoiced by the Company representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2011	2010	2009
Percentage of total net revenue
Tomen Electronics Corp.	38%	57%	54%
Asia Fortune Electronics Enterprise	17	12	*
Unihan Corporation	11	*	*
Lestina International Ltd.	*	13	27
Moly Tech, Limited	*	11	11

*	Represents less than 10% of the net revenue for the respective period.

Revenues by country representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2011	2010	2009
Percentage of total net revenue
Japan	39%	57%	54%
Taiwan	30	13	*
China	15	24	39

*	Represents less than 10% of the net revenue for the respective period.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Customers whose balance represents greater than 10% of accounts receivable is as follows:

	December 31,
	2011	2010
Percentage of gross accounts receivable:
Asia Fortune Electronics Enterprise	20%	25%
Moly Tech Limited	19	*
Unihan Corporation	12	*
Tomen Electronics Corp.	*	32
Lestina International Ltd.	*	16
Jabil Industrial do Brasil Ltda	*	10

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Net revenue to customers in foreign countries, substantially all in Asia, is as follows:

	Years Ended December 31,
	2011	2010	2009
Percentage of total net revenue
Net revenue to customers in foreign countries	99%	100%	99%

The determination of which country a particular sale is allocated to is based on the destination of the product shipment.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, employee stock purchase rights and restricted stock units, based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units based on the fair market value of its Class A common stock on the grant date. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the statements of operations based on the department to which the related employee reports.

The Company accounts for stock options issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. The Company calculates the fair value of restricted stock units issued to non-employees based on the fair market value of our Class A common stock on the grant date and the resulting stock-based compensation expense is recognized over the period during which the non-employee is required to provide services in exchange for the award, which is usually the vesting period.

Research and Development

Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the deferred provisions of the Financial Accounting Standards Board’s, or FASB, updated guidance related to fair value measurements and disclosures, which require disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The Company’s adoption of the deferred provisions did not have an impact on its consolidated financial statements.

Effective January 1, 2011, the Company adopted the FASB’s new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company’s adoption of the new standards did not have a material impact on its consolidated financial statements.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2011	2010	2009
Historical
Numerator:
Net income (loss)	$(22,024)	$10,114	$4,329
Net income allocable to preferred stockholders	—	(1,215)	(3,691)

Net income (loss) attributable to common stockholders	$(22,024)	$8,899	$638

Denominator:
Weighted average common shares outstanding—basic	32,573	26,743	10,129
Common equivalent shares from options to purchase common stock	—	2,735	1,383

Weighted average common shares outstanding—diluted	32,573	29,478	11,512

Net income (loss) per share attributable to common stockholders:
Basic	$(0.68)	$0.33	$0.06

Diluted	$(0.68)	$0.30	$0.06

The following table presents a summary of the Company’s weighted average, common equivalent shares of potentially dilutive securities not included in the calculation of diluted net income per share due to its anti-dilutive nature:

	Years Ended December 31,
	2011	2010	2009
Preferred stock	—	—	14,526
Common stock options	4,151	1,341	1,639
Restricted stock units	972	—	—

	5,123	1,341	16,165

3. Financial Instruments

The composition of financial instruments is as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Money market funds	$14,372	$—	$—	$14,372
Government debt securities	15,966	3	—	15,969
Corporate debt securities	41,764	7	(30)	41,741

	72,102	10	(30)	72,082
Less amounts included in cash and cash equivalents	(14,372)	—	—	(14,372)

	$57,730	$10	$(30)	$57,710

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

Money market funds	$208	$—	$—	$208
Government debt securities	37,068	12	(3)	37,077
Corporate debt securities	39,316	38	(5)	39,349

	76,592	50	(8)	76,634
Less amounts included in cash and cash equivalents	(3,712)	—	1	(3,711)

	$72,880	$50	$(7)	$72,923

As of December 31, 2011, the Company held 14 corporate debt securities with an aggregate fair value of $28,936 that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $30 represent a temporary impairment on the corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at December 31, 2011 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

All of the Company’s long-term available-for-sale securities were due between one and two years as of December 31, 2011.

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy. This is because the Company values financial instruments using quoted market prices or alternate pricing sources and models utilizing market observable inputs. The Company held no Level 3 financial instruments as of December 31, 2011 and 2010.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,372	$14,372	$—	$—
Government debt securities	15,969	—	15,969	—
Corporate debt securities	41,741	—	41,741	—

	$72,082	$14,372	$57,710	$—

		Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$208	$208	$—	$—
Government debt securities	37,077	—	37,077	—
Corporate debt securities	39,349	—	39,349	—

	$76,634	$208	$76,426	$—

There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 31, 2011.

4. Balance Sheet Details

Inventory consists of the following:

	December 31,
	2011	2010
Work-in-process	$3,641	$5,691
Finished goods	4,441	1,734

	$8,082	$7,425

Property and equipment consist of the following:

	Useful Life (in Years)	December 31,
		2011	2010
Furniture and fixtures	5	$305	$275
Machinery and equipment	3 -5	6,875	4,762
Masks and production equipment	2	3,249	2,486
Software	3	558	543
Leasehold improvements	4 -5	489	151
Construction in progress	N/A	6	144

		11,482	8,361
Less accumulated depreciation and amortization		(5,988)	(3,826)

		$5,494	$4,535

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The net book value of property and equipment acquired under capital leases totaled $21 and $94 at December 31, 2011 and 2010, respectively.

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	December 31,
		2011	2010
Licensed technology	3	$1,865	$1,275
Less accumulated amortization		(844)	(295)

		$1,021	$980

The following table presents future amortization of the Company’s intangible assets at December 31, 2011:

Amortization
2012	$746
2013	275

Total	$1,021

Deferred revenue and deferred profit consist of the following:

	December 31,
	2011	2010
Deferred revenue—rebates	$190	$492
Deferred revenue—distributor transactions	5,606	6,535
Deferred cost of net revenue—distributor transactions	(1,767)	(1,705)

	$4,029	$5,322

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued software license payments	$214	$362
Accrued technology license payments	2,794	25
Accrued professional fees	203	236
Accrued price protection liability	2,856	456
Estimated export compliance fines and penalties	750	—
Other	586	479

	$7,403	$1,558

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Other long-term liabilities consist of the following:

	December 31,
	2011	2010
Accrued technology license payments	$371	$—
Deferred rent	248	257
Other	236	—

	$855	$257

5. Commitments and Contingencies

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

At December 31, 2011, future minimum annual payments under the equipment and the non-cancelable operating leases and other obligations are as follows:

	Capital Leases	Operating Leases	Other Obligations
2012	$33	$1,015	$3,689
2013	3	979	2,028
2014	—	638	129
2015	—	299	—
2016	—	113	—

Total minimum lease payments	36	$3,044	$5,846

Less amounts representing interest	(2)

Net present value of capital lease obligations	34
Less current portion of capital lease obligations	(32)

Capital lease obligations, net of current portion	$2

Total rent expense for 2011, 2010 and 2009, was $983, $652 and $614, respectively.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Two of the Company’s executive officers have personally guaranteed the Company’s performance under certain capital leases with remaining payments totaling $16 at December 31, 2011.

Other obligations represent purchase commitments for software licensing arrangements, information systems infrastructure and other commitments made in the ordinary course of business.

The Company had firm purchase order commitments for the acquisition of inventory as of December 31, 2011 and 2010 of $2,767 and $1,367, respectively.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

6. Stock-Based Compensation and Employee Benefit Plans

Common Stock

At December 31, 2011, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two member of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Employee Benefit Plans

At December 31, 2011, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. The exercise price for an incentive or a nonstatutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be from seven to ten years.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

2010 Employee Stock Purchase Plan

The ESPP authorizes the issuance of shares of the Company’s Class A common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s Class A common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the first day of the fiscal year; or such lesser amount as may be determined by our board of directors or a committee appointed by our board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 10% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the ESPP. Beginning with the offering period commencing in May 2011, employees may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

Stock-Based Compensation

The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of net revenue	$54	$80	$—
Research and development	4,434	2,589	583
Selling, general and administrative	2,880	1,546	376

	$7,368	$4,215	$959

The total unrecognized compensation cost related to unvested stock options as of December 31, 2011 was $8.6 million, and the weighted average period over which these equity awards are expected to vest is 2.57 years. The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2011 was $12.0 million, and the weighted average period over which these equity awards are expected to vest is 3.44 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $174, $208 and $35 for 2011, 2010 and 2009, respectively.

Stock Options

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of operations based on the department to which the related employee reports.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

Stock Options

	Years Ended December 31,
	2011	2010	2009
Weighted-average grant date fair value per share	$4.15	$6.89	$3.36

Risk-free interest rate	1.95%	2.51%	2.68%
Dividend yield	—	—	—
Expected life (years)	5.02	6.06	6.18
Volatility	52.00%	55.00%	56.00%

Employee Stock Purchase Rights

	Years Ended December 31,
	2011	2010	2009
Weighted-average grant date fair value per share	$1.89 – $2.46	$3.18 – $8.38	—

Risk-free interest rate	0.05 – 0.07%	0.14 – 1.14%	—
Dividend yield	—	—	—
Expected life (years)	0.5	0.5 – 2.10	—
Volatility	45.70 – 72.84%	30.43 – 60.03%	—

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,732	$5.03
Granted	1,503	8.88
Exercised	(980)	1.56
Canceled	(589)	7.16

Outstanding at December 31, 2011	4,666	$6.73	7.0	$4,444

Vested and expected to vest at December 31, 2011	4,499	$6.66	7.0	$4,437

Exercisable at December 31, 2011	2,108	$4.47	6.4	$4,141

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The intrinsic value of stock options exercised during 2011, 2010 and 2009 was $6,674, $5,226 and $3,723, respectively.

The fair value of options which vested during 2011, 2010 and 2009 was $3,727, $2,096 and $656, respectively.

Restricted Stock Units

The Company calculates the fair value of restricted stock units based on the fair market value of our Class A common stock on the grant date. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of income based on the department to which the related employee reports.

A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2010	—	$—
Granted	2,174	7.99
Vested	(133)	8.55
Canceled	(221)	8.63

Outstanding at December 31, 2011	1,820	$7.87

The fair value of restricted stock units which vested during 2011 was $1,139. No restricted stock units vested during 2010 and 2009, respectively.

Shares Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

December 31, 2011
Stock options outstanding	4,666
Restricted stock units outstanding	1,820
Authorized for future grants under 2010 Equity Incentive Plan	7,319
Authorized for future issuance under 2010 Employee Stock Purchase Plan	719

Total	14,524

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

7. Income Taxes

Income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$236	$126	$110
State	20	163	120
Foreign	69	22	—

Total current	325	311	230
Deferred:
Federal	(5,183)	1,336	1,312
State	(1,731)	(104)	479
Foreign	685	(685)	—
Change in valuation allowance	12,897	(7,229)	(1,791)

Total deferred	6,668	(6,682)	—

Total income tax provision (benefit)	$6,993	$(6,371)	$230

The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2011	2010	2009
Provision at statutory rate	$(5,111)	$1,273	$1,550
State income taxes (net of federal benefit)	24	336	162
Research and development credits	(3,320)	(1,078)	(890)
Foreign rate differential	1,182	262	292
Stock compensation	974	959	282
Foreign dividend	94	46	—
Tax attribute reduction	—	—	572
Estimated export compliance fines and penalties	255	—	—
Foreign tax credit	(236)	—	—
Permanent and other	260	(940)	53
Valuation allowance	12,871	(7,229)	(1,791)

Total provision (benefit) for income taxes	$6,993	$(6,371)	$230

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$6,155	$3,042
Research and development credits	8,077	4,518
Accrued expenses and other	644	2,641
Stock-based compensation	1,685	534

	16,561	10,735
Less valuation allowance	(16,029)	(3,132)

	532	7,603
Deferred tax liability:
Depreciation and amortization	(532)	(935)

Net deferred tax assets	$—	$6,668

At December 31, 2011, the Company had federal and state tax net operating loss carryforwards of approximately $21,791 and $14,317, respectively. These amounts include share-based compensation for federal and state of $6,919 and $1,891, that will be recorded to contributed capital when realized. The federal and state tax loss carryforwards will begin to expire in 2026 and 2018, respectively, unless previously utilized.

At December 31, 2011, the Company had federal and state tax credit carryforwards of approximately $5,208 and $5,163, respectively. The federal tax credit carryforward will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $227 that can be carried forward indefinitely.

The Company has not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries as these earnings are indefinitely invested outside the U.S. It is not practicable for the Company to determine the total amount of unrecognized deferred U.S. income tax liability.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has had two changes of ownership in April and November of 2004 resulting in an annual net operating loss and credit limitation. The annual limitations will not cause a loss of net operating loss or credit carryforwards. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Currently, the Company’s 2008 and 2009 tax returns are under examination by the California Franchise Tax Board.

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses and management’s expectations of additional near-term losses, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision of approximately $6.7 million during 2011. In addition, the Company continues to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

At December 31, 2011, the Company’s unrecognized tax benefits totaled $3,020, $2,308 ,of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2011, the Company had no accrual for interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months.

The following table summarizes the changes to the unrecognized tax benefits during 2011, 2010 and 2009:

Balance as of December 31, 2008	$582
Additions based on tax positions related to the current year	290
Additions based on tax positions of prior year	—

Balance as of December 31, 2009	872
Additions based on tax positions related to the current year	287
Additions based on tax positions of prior year	25

Balance as of December 31, 2010	1,184
Additions based on tax positions related to the current year	1,018
Additions based on tax positions of prior year	818

Balance as of December 31, 2011	$3,020

The Company is subject to federal and California income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2011, the Company is no longer subject to federal, California or Chinese income tax examinations for the years before 2008, 2007 and 2008, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

8. Employee Retirement Plan

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

9. Related-Party Transactions

Transactions with an affiliate of one of the Company’s stockholders identified as related-party transactions in the prior year were not deemed to be related-party transactions for the year ended December 31, 2011 as the stockholder is no longer a beneficial owner of the Company. For 2010 and 2009, the Company recorded charges of $15,776 and $10,541, respectively, related to wafer inventory purchased from and research and development expenses incurred with an affiliate of one of the Company’s stockholders. Accounts payable to this stockholder at December 31, 2010 were $1,746.

10. Selected Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2011. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$16,908	$18,094	$17,639	$19,296
Gross profit	10,831	11,435	11,332	11,723
Net loss	(1,148)	(4,796)	(11,388)	(4,692)
Net loss attributable to common stockholders	(1,148)	(4,796)	(11,388)	(4,692)
Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.15)	$(0.35)	$(0.14)
Diluted	$(0.04)	$(0.15)	$(0.35)	$(0.14)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$16,137	$18,176	$18,523	$15,865
Gross profit	10,979	12,705	13,036	10,421
Net income	1,334	1,766	1,352	5,662
Net income attributable to common stockholders	119	1,766	1,352	5,662
Net income per share attributable to common stockholders:
Basic	$0.01	$0.06	$0.04	$0.18
Diluted	$0.01	$0.05	$0.04	$0.17

11. Subsequent Events

In the first quarter of 2012, the Company became aware that it may have taken actions that could constitute facilitation (within the meaning of applicable sanctions and export control laws) of shipments of foreign produced products to Iran or taken other actions that may be in violation of U.S. export control and economic sanctions laws. The potential violations related to the sale of certain of the Company’s tuner products to set-top box manufacturers in Asia to permit conversion of digital television signals to analog signals in international markets using the DVB-T broadcast standard. The DVB-T standard is used in most of Europe, Asia (excluding China), Australia, and Africa as well as in parts of the Middle East, including Iran. While the underlying shipment of the Company’s tuners into Iran by foreign manufacturers of these set-top boxes may have been lawful, the Company’s potential facilitation may have resulted in violation of applicable sanctions and export control laws without the proper U.S. Government authorization. Upon learning of these potential violations, which were discovered internally, the Company’s audit committee retained outside counsel to conduct a review of the Company’s sanctions and export control compliance. On February 7, 2012, the Company made voluntary initial filings with the Office of Foreign Assets Control of the United States Department of the Treasury (OFAC) and with the Bureau of Industry and Security of the United States Department of Commerce (BIS), notifying these regulatory agencies that the Company was conducting a review of export control matters and that it would submit any supplemental voluntary self disclosures once the internal review was complete. The initial stage of the review was concluded in March 2012. Outside counsel is now preparing the final voluntary disclosures to be

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

submitted to OFAC and BIS. Based upon the facts known to the Company to date, the Company recorded an expense of $0.8 million, reflected in selling, general, and administrative expense, in the fourth quarter of 2011 for this export compliance matter, representing management’s estimated exposure for civil penalties and fines in accordance with applicable accounting literature.

As the Company has voluntarily self-disclosed, OFAC or BIS could conduct their own investigation. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from the Company’s estimates, its business, operating results, and financial condition could be materially and negatively affected. In that regard, the Company cannot guarantee that either OFAC or BIS will agree with its assessments of the quantity and nature of the potential violations. As a result, OFAC or BIS could seek to impose higher fines and penalties than those that the Company has estimated to date. The maximum civil monetary penalty for each violation is up to $250,000 or twice the value of the transaction, whichever is greater.