Form 10-Q
period 2012-03-31
MAXLINEAR INC
filed 2012-05-02
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 25, 2012, the registrant has 22,210,524 shares of Class A common stock, par value $0.0001, and 11,188,001 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$23,796	$28,026
Short-term investments, available-for-sale	52,299	47,156
Accounts receivable	11,069	10,421
Inventory	6,766	8,082
Prepaid expenses and other current assets	1,163	1,394

Total current assets	95,093	95,079
Property and equipment, net	5,052	5,494
Long-term investments, available-for-sale	7,323	10,554
Intangible assets	834	1,021
Other long-term assets	231	228

Total assets	$108,533	$112,376

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,475	$4,936
Deferred revenue and deferred profit	2,514	4,029
Accrued expenses	9,621	7,403
Accrued compensation	3,661	2,094
Current portion of capital lease obligations	9	32

Total current liabilities	19,280	18,494
Other long-term liabilities	492	855
Capital lease obligations, net of current portion	1	2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	–	–

Class A common stock, $0.0001 par value; 500,000 shares authorized, 22,194 and 19,107 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2	2

Class B common stock, $0.0001 par value; 500,000 shares authorized, 11,188 and 14,143 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1

Additional paid-in capital	128,973	126,695
Accumulated other comprehensive income	33	14
Accumulated deficit	(40,249)	(33,687)

Total stockholders’ equity	88,760	93,025

Total liabilities and stockholders’ equity	$108,533	$112,376

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net revenue	$20,683	$16,908
Cost of net revenue	8,267	6,077

Gross profit	12,416	10,831
Operating expenses:
Research and development	11,908	7,866
Selling, general and administrative	6,959	4,832

Total operating expenses	18,867	12,698

Loss from operations	(6,451)	(1,867)
Interest income	65	93
Interest expense	(19)	(4)
Other expense, net	(96)	(51)

Loss before income taxes	(6,501)	(1,829)
Provision (benefit) for income taxes	61	(681)

Net loss	$(6,562)	$(1,148)

Net loss per share:
Basic	$(0.20)	$(0.04)

Diluted	$(0.20)	$(0.04)

Shares used to compute net loss per share:
Basic	33,312	32,037

Diluted	33,312	32,037

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(6,562)	$(1,148)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	14	(7)
Foreign currency translation adjustments	5	4

Total comprehensive loss	$(6,543)	$(1,151)

See accompanying notes.

MAXLINEAR, INC.

UNDAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(6,562)	$(1,148)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	870	676
Amortization of investment premiums, net	249	317
Stock-based compensation	2,223	1,605
Deferred income taxes	—	(691)
Gain on sale of available-for-sale securities	—	—
Write down of long-lived assets	69	1
Changes in operating assets and liabilities:
Accounts receivable	(648)	(4,546)
Inventory	1,316	2,189
Prepaid and other assets	228	461
Accounts payable and accrued expenses	1,486	1,159
Amounts due to related party	—	(1,746)
Accrued compensation	1,567	456
Deferred revenue and deferred profit	(1,515)	(818)
Other long-term liabilities	(363)	(9)

Net cash used in operating activities	(1,080)	(2,094)
Investing Activities
Purchase of property and equipment	(848)	(664)
Purchase of intangible assets	(195)	—
Purchases of available-for-sale securities	(32,390)	(28,642)
Maturities of available-for-sale securities	30,250	42,565

Net cash provided by (used in) investing activities	(3,183)	13,259
Financing Activities
Payments on capital leases	(24)	(25)
Net proceeds from issuance of common stock	55	441

Net cash provided by financing activities	31	416

Effect of exchange rate changes on cash and cash equivalents	2	3
Increase (decrease) in cash and cash equivalents	(4,230)	11,584
Cash and cash equivalents at beginning of period	28,026	21,563

Cash and cash equivalents at end of period	$23,796	$33,147

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of stationary and mobile electronic devices including mobile handsets, cable and terrestrial set top boxes, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (SEC) on March 14, 2012.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the FASB’s updated guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The Company’s adoption of the updated guidance did not have a material impact on its consolidated financial statements.

Effective January 1, 2012, the Company adopted the FASB’s new standard regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The Company’s adoption of the new standard did not have a material impact on its consolidated financial statements.

2. Net Income (Loss) Per Share

Net income (loss) per share is computed as required by the accounting standard for earnings per share. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

The Company has two classes of stock outstanding, Class A common stock and Class B common stock. The economic rights of the Class A common stock and Class B common stock, including rights in connection with dividends and payments upon a liquidation or merger are identical, and the Class A common stock and Class B common stock will be treated equally, identically and ratably, unless differential treatment is approved by the Class A common stock and Class B common stock, each voting separately as a class. The Company computes basic earnings per share by dividing net income (loss) by the weighted average number of shares of Class A

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

and Class B common stock outstanding during the period. For diluted earnings per share, the Company divides net income (loss) by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

	$0000.00	$0000.00
	Three Months Ended March 31,
	2012	2011
Historical
Numerator:
Net loss	$(6,562)	$(1,148)

Denominator:
Weighted average common shares outstanding—basic	33,312	32,037
Dilutive common stock equivalents	—	—

Weighted average common shares outstanding—diluted	33,312	32,037

Net loss per share:
Basic	$(0.20)	$(0.04)

Diluted	$(0.20)	$(0.04)

The following table presents a summary of the Company’s common stock equivalents resulting from outstanding equity awards not included in the calculation of diluted net income (loss) per share due to their anti-dilutive nature:

	$000000.00	$000000.00
	Three Months Ended March 31,
	2012	2011
Stock options	4,259	3,456
Restricted stock units	1,268	—

	5,527	3,456

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

3. Financial Instruments

The composition of financial instruments is as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$12,639	$—	$—	$12,639
Government debt securities	6,008	1	—	6,009
Corporate debt securities	53,613	18	(19)	53,612

	72,260	19	(19)	72,260
Less amounts included in cash and cash equivalents	(12,638)	—	—	(12,638)

	$59,622	$19	$(19)	$59,622

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Money market funds	$14,372	$—	$—	$14,372
Government debt securities	15,966	3	—	15,969
Corporate debt securities	41,764	7	(30)	41,741

	72,102	10	(30)	72,082
Less amounts included in cash and cash equivalents	(14,372)	—	—	(14,372)

	$57,730	$10	$(30)	$57,710

As of March 31, 2012, the Company held 15 corporate debt securities with an aggregate fair value of $31,328 that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $19 at March 31, 2012 represent temporary impairments on corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at March 31, 2012 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

All of the Company’s long-term available-for-sale securities were due between one and two years as of March 31, 2012.

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy. This is because the Company values financial instruments using quoted market prices or alternate pricing sources and models utilizing market observable inputs. The Company held no Level 3 financial instruments as of March 31, 2012 and December 31, 2011.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,639	$12,639	$—	$—
Government debt securities	6,009	—	6,009	—
Corporate debt securities	53,612	—	53,612	—

	$72,260	$12,639	$59,621	$—

		Fair Value Measurements at December 31, 2011
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,372	$14,372	$—	$—
Government debt securities	15,969	—	15,969	—
Corporate debt securities	41,741	—	41,741	—

	$72,082	$14,372	$57,710	$—

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2012.

4. Balance Sheet Details

Inventory consists of the following:

	March 31, 2012	December 31, 2011
Work-in-process	$3,432	$3,641
Finished goods	3,334	4,441

	$6,766	$8,082

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	$00000.00	$00000.00	$00000.00
	Useful Life (in Years)	March 31, 2012	December 31, 2011
Furniture and fixtures	5	$305	$305
Machinery and equipment	3 -5	6,998	6,875
Masks and production equipment	2	3,026	3,249
Software	3	626	558
Leasehold improvements	4 -5	489	489
Construction in progress	N/A	113	6

		11,557	11,482
Less accumulated depreciation and amortization		(6,505)	(5,988)

		$5,052	$5,494

The net book value of property and equipment acquired under capital leases totaled $6 and $21 at March 31, 2012 and December 31, 2011, respectively.

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2012	December 31, 2011
Licensed technology	3	$1,865	$1,865
Less accumulated amortization		(1,031)	(844)

		$834	$1,021

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at March 31, 2012:

Amortization
2012	$559
2013	275

Total	$834

Deferred revenue and deferred profit consist of the following:

	March 31, 2012	December 31, 2011
Deferred revenue—rebates	$366	$190
Deferred revenue—distributor transactions	3,605	5,606
Deferred cost of net revenue—distributor transactions	(1,457)	(1,767)

	$2,514	$4,029

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accrued software license payments	$75	$214
Accrued technology license payments	3,238	2,794
Accrued professional fees	369	203
Accrued price protection liability	3,383	2,856
Estimated export compliance costs	1,625	750
Other	931	586

	$9,621	$7,403

Other long-term liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued technology license payments	$—	$371
Deferred rent	256	248
Other	236	236

	$492	$855

5. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the restricted stock units granted in the three months ended March 31, 2012 was $5.51. No restricted stock units were granted during the three months ended March 31, 2011.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

Stock Options

	$00000.00	$00000.00
	Three Months Ended March 31,
	2012	2011
Weighted-average grant date fair value per share	$2.45	$5.34
Risk-free interest rate	0.88%	2.21%
Dividend yield	—	—
Expected life (years)	4.58	5.46
Volatility	56.00%	52.46%

Employee Stock Purchase Rights

	Three Months Ended March 31,
	2012	2011
Weighted-average grant date fair value per share	$1.89	$3.18
Risk-free interest rate	0.05%	0.14%
Dividend yield	—	—
Expected life (years)	0.5	0.5
Volatility	72.84%	55.32%

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

The Company recognized stock-based compensation in the statements of operations as follows:

	$00000.00	$00000.00
	Three Months Ended March 31,
	2012	2011
Cost of net revenue	$18	$23
Research and development	1,448	795
Selling, general and administrative	757	787

	$2,223	$1,605

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Employee Benefit Plans

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

On January 1, 2012, 1,329 shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Plan pursuant to an “evergreen” provision contained in the 2010 Plan.

2010 Employee Stock Purchase Plan

The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

On January 1, 2012, 415 shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.

Common Stock

At March 31, 2012, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two member of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

6. Income Taxes

During 2011, the Company evaluated its net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. A significant negative factor in the Company’s assessment was that the Company was in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2011 and expects to continue to be in a three year cumulative loss through the near term. After considering the Company’s history of losses and management’s expectation of additional near-term losses during 2011, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision, of approximately $8.2 million. In addition, the Company continues to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company continues to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

The provision for income taxes differs from the federal statutory rate primarily due to the establishment of a valuation allowance against the Company’s net federal deferred tax asset. During the three months ended March 31, 2012, the Company’s unrecognized tax benefits increased by $40. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2012.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

7. Subsequent Events

In April 2012, the Company commenced an offer to exchange (the “Exchange Offer”) certain outstanding options to purchase shares of the Company’s Class A common stock and shares of the Company’s Class B common stock, whether vested or unvested, that (i) have an exercise price per share greater than $5.00 (or if higher, the closing sales price of the Company’s Class A common stock on the expiration date of this offer), (ii) were granted under either the MaxLinear 2010 Equity Incentive Plan or the MaxLinear 2004 Stock Plan, and (iii) are held by Eligible Employees for restricted stock units. The Exchange Offer provides that, if an eligible employee participates and surrenders his or her Eligible Option(s), he or she will receive a new unvested RSU award for a number of shares that is equal to fifty percent (50%) of the aggregate number of shares underlying the eligible options that were surrendered by the eligible employee.

The actual number of shares of Class A common stock subject to the RSUs to be issued in the Exchange Offer will depend on the number of shares of Class A common stock and Class B common stock subject to the unexercised options tendered by Eligible Employees and accepted for exchange and cancelled. As of April 18, 2012, there were outstanding Eligible Options to purchase 1,825,471 shares of the Company’s Class A common stock and 834,759 shares of the Company’s Class B common stock.

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

Overview

We are a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial set top boxes, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices.

Our net revenue has grown from approximately $600,000 in fiscal 2006 to $71.9 million in fiscal 2011. In 2010 and 2011 and in the three months ended March 31, 2012, our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, mobile handsets, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable industry.

Substantially all of our sales have been to customers outside the United States. Sales in Asia accounted for 90%, 97% and 99% of net revenue in the years ended December 31, 2011, 2010 and 2009, respectively, and 95% and 87% of net revenue in the three months ended March 31, 2012 and 2011, respectively. The majority of these sales in Asia are through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to end customers as our customers. Because many of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to that region. Although a large percentage of our sales are made in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 related principally to sales to Asian set top box manufacturers delivering products into European markets. Similarly, revenue generated from sales of our cable modem products during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2012, one of our customers accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue. For the three months ended March 31, 2011, one customer accounted for 22% of our net revenue, and our ten largest customers accounted for 66% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

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

There were no significant changes during the quarter ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2011 contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2012.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table presents a comparison of each line item in the condensed consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net revenue	100%	100%
Cost of net revenue	40	36

Gross profit	60	64

Operating expenses:
Research and development	58	46
Selling, general and administrative	34	29

Total operating expenses	92	75

Income (loss) from operations	(32)	(11)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—

Income (loss) before income taxes	(32)	(11)
Provision (benefit) for income taxes	—	(4)

Net income (loss)	(32)%	(7)%

Net Revenue

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Net revenue	$20,683	$16,908	22%

Our net revenue was $20.7 million in the three months ended March 31, 2012, as compared to $16.9 million in the three months ended March 31, 2011, an increase of $3.8 million or 22%. The increase in net revenue in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to an increase in sales revenue from cable products, offset by a decrease in revenue derived from consumer terrestrial TV, automotive, and mobile handset applications. We expect sales of our cable products to account for a substantial portion of our revenue growth, if any, in the remainder of 2012. The demand for our terrestrial and cable TV products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable TV broadcast, and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Cost of net revenue	$8,267	$6,077	36%
% of net revenue	40%	36%
Gross profit	$12,416	$10,831	15%
% of net revenue	60%	64%

Cost of net revenue increased by $2.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Gross profit increased by $1.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, reflecting a decrease in gross profit as a percentage of revenue from 64% to 60%. The decrease in the gross profit percentage of net revenue was primarily due to decreases in average selling prices of several products whose average manufacturing costs decreased proportionally to a lesser extent than their average selling prices. Also negatively influencing gross margin were increases in the mix of lower margin products within our terrestrial product shipments, specifically significant declines in our higher margin mobile handset, automotive, and digital TV applications. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.

Research and Development

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Research and development	$11,908	$7,866	51%
% of net revenue	58%	46%

Research and development expense for the three months ended March 31, 2012 was $11.9 million, an increase of $4.0 million, or 51%, from the three months ended March 31, 2011. This year-over-year increase was primarily attributable to an increase in the number of new RF receiver SoC product development and existing product enhancement initiatives. Salary and benefits expense (including stock-based compensation) increased $1.9 million for the three months ended March 31, 2012. The increase in salary and benefits is primarily due to an increase in our average full-time-equivalent headcount compared to the same three month period of the prior year and related higher bonus accruals, seasonal step-ups of payroll related items, and increases in employee healthcare costs. Also contributing to the increase compared to prior period were additional expenses for our first 40 nanometer product engineering mask set, computer-aided design and related software license costs, and other headcount driven costs. Entering into new technology licenses is a strategic decision made by management on a case by case basis. We cannot predict whether we will acquire more of these types of licenses or the magnitude or timing of any such license acquisitions. Absent these types of licensing events, we expect our research and development expenses to increase in absolute dollars as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended March 31,		% Change
	2012	2011
	(dollars in thousands)
Selling, general and administrative	$6,959	$4,832	44%
% of net revenue	34%	29%

Selling, general and administrative expense for the three months ended March 31, 2012 was $7.0 million, an increase of $2.1 million, or 44%, from the three months ended March 31, 2011. This year-over-year increase was primarily attributable to increase in overhead costs associated with the need for larger scale operations to support the increase in demand for our products, and increased expenses associated with regulatory compliance initiatives, including compliance with the Sarbanes-Oxley Act. Also significantly contributing to the increases were approximately $1.1 million of incremental legal expenses related to a previously disclosed export compliance matter. We expect selling, general and administrative expenses to increase in absolute dollars in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure and as a result of the ongoing export compliance review.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2012	2011
Interest income	65	93
Interest expense	(19)	(4)
Other expense, net	(96)	(51)

Interest income decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments.

Interest expense increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 related to an accrued technology license agreement with extended payment terms.

Other expense, net increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to increased losses on foreign currency transactions and investment management fees.

Provision for Income Taxes

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	61	(681)

The provision for income taxes for the three months ended March 31, 2012 was $61 or approximately (0.9)% of pre-tax loss compared to a benefit for income taxes of $681 for the three months ended March 31, 2011. The decrease in the effective tax rate in the current year is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset. In the third quarter of 2011, we evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. After considering our recent history of losses and management’s expectations of additional near-term losses, we recorded a valuation allowance on our net federal deferred tax assets. In addition, we continue to maintain a valuation allowance to offset the California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.

Subsequent Events

In April 2012, we commenced an offer to exchange (the “Exchange Offer”) certain outstanding options to purchase shares of our Class A common stock and shares of our Class B common stock, whether vested or unvested, that (i) have an exercise price per share greater than $5.00 (or if higher, the closing sales price of the Company’s Class A common stock on the expiration date of this offer), (ii) were granted under either the MaxLinear 2010 Equity Incentive Plan or the MaxLinear 2004 Stock Plan, and (iii) are held by Eligible Employees for restricted stock units. The Exchange Offer provides that, if an eligible employee participates and surrenders his or her Eligible Option(s), he or she will receive a new unvested RSU award for a number of shares that is equal to fifty percent (50%) of the aggregate number of shares underlying the eligible options that were surrendered by the eligible employee.

The actual number of shares of Class A common stock subject to the RSUs to be issued in the Exchange Offer will depend on the number of shares of Class A common stock and Class B common stock subject to the unexercised options tendered by Eligible Employees and accepted for exchange and cancelled. As of April 18, 2012, there were outstanding Eligible Options to purchase 1,825,471 shares of our Class A common stock and 834,759 shares of our Class B common stock.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $23.8 million, investments of $59.6 million, and net accounts receivable of $11.1 million.

Following is a summary of our working capital and cash and cash equivalents as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands)
Working capital	$75,813	$76,585
Cash and cash equivalents	23,796	28,026

Cash Flows from Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2012. Net cash used in operating activities primarily consisted of a net loss of $6.6 million, partially offset by $2.1 million in changes in operating assets and liabilities and $3.4 million in non-cash operating expenses. Non-cash items included in net loss for the three months ended March 31, 2012 included depreciation and amortization expense of $0.9 million, amortization of investment premiums, net of $0.2 million and stock-based compensation of $2.2 million. Net cash used in operating activities was $2.1 million for the three months ended March 31, 2011. Net cash used in operating activities primarily consisted of a net loss of $1.1 million plus $1.9 million in non-cash operating expenses less $2.9 million in net cash used by changes in operating assets and liabilities. Non-cash items included in net loss for the three months ended March 31, 2011 included depreciation and amortization expense of $0.7 million, amortization of investment premiums, net of $0.3 million, stock-based compensation of $1.6 million and an increase in deferred income taxes of $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2012. Net cash used in investing activities consisted of $32.4 million in purchases of securities, $0.8 million in purchases of property and equipment and $0.2 million in purchases of intangible assets, offset by $30.3 million in maturities of securities. Net cash provided by investing activities was $13.3 million for the three months ended March 31, 2011. Net cash used in investing activities consisted of $28.6 million in purchases of securities and $0.7 million in purchases of property and equipment, offset by $42.6 million in maturities of securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.03 million for the three months ended March 31, 2012. Net cash provided by financing activities consisted primarily of net proceeds from issuance of common stock of $0.06 million offset by payments on capital leases of $0.03 million. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2011. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $0.4 million.

We believe that our $23.8 million of cash and cash equivalents and $59.6 million in investments at March 31, 2012, and expected cash flow from operations will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-

party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. As of March 31, 2012, we incurred expenses of $0.2 million under such provisions related to a previously disclosed export compliance matter.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the SEC on March 14, 2012.

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

Interest Rate Risk

We had cash of $23.8 million at March 31, 2012, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K we filed on March 14, 2012, and in our other public filings.

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

In the three months ended March 31, 2012, one customer accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue. During the year ended December 31, 2011, Panasonic and Arris accounted for 14% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 59% of our net revenue. For the three months ended March 31, 2011, one customer accounted for 22% of our net revenue, and our ten largest customers accounted for 66% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

A significant portion of our revenue is attributable to demand for our products in markets for terrestrial set-top box and cable applications.

Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for the Company. For fiscal 2010, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 39% of our net revenue. For fiscal 2011, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 56% of our net revenue. For the three months ended March 31, 2012, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 76% of our net revenue. We currently expect this trend to continue in the remainder of fiscal 2012. Delays in the development of, or unexpected developments in, the terrestrial set-top box and cable application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $11.9 million in the three months ended March 31, 2012 and $40.2 million in 2011 and $27.7 million in 2010. In the three months ended March 31, 2012, we continued to increase our research and development expenditures as compared to prior periods as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

For the three months ended March 31, 2012, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV, IPTV, and terrestrial set top boxes, and modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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

We initially identified these potential violations internally, rather than as a result of a third-party audit or government investigation, and upon learning of these potential violations, our audit committee promptly retained outside counsel to conduct a review of our sanctions and export control compliance. On February 7, 2012, we made voluntary initial filings with the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC, and with the Bureau of Industry and Security of the United States Department of Commerce, or BIS, notifying these regulatory agencies that we were conducting a review of export control matters and that we would submit any supplemental voluntary self-disclosures once our internal review was complete. The initial stage of the review was concluded in March 2012. Among other matters, our audit committee determined that our management team lacked sufficient familiarity with and understanding of export control and sanctions laws and their applicability to our products and services. Our audit committee concluded that our management team did not intentionally or knowingly violate applicable sanctions and export control laws.

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

Any fines that OFAC or BIS may impose on us could be material to our operating results in the period in which they are imposed and could have a material adverse effect on our financial condition. The maximum civil monetary penalty for each violation is up to $250,000 or twice the value of the transaction, whichever is greater. Based upon facts known to us to date, we recorded an expense of $0.8 million, reflected in selling, general, and administrative expense, in the fourth quarter of 2011 for this export compliance matter, representing management’s estimated exposure for fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from our estimates, our business, operating results, and financial condition could be materially and negatively affected. In that regard, we cannot guarantee that either OFAC or BIS will agree with our assessments of the quantity and nature of the potential violations. As a result, OFAC or BIS could seek to impose higher fines and penalties than those we have estimated to date, and we could incur significant additional legal expenses in response. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of our products, we are in the process of implementing additional export control compliance management oversight and undertaking remedial measures to reduce the risk of similar events occurring in the future.

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

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.

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

We currently sell a majority of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 49% of our net revenue in the three months ended March 31, 2012. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

In addition, we have a number of third-party patent and intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing royalty payments. Also, a few of our license agreements contain most-favored nation clauses or other price restriction clauses which may affect the amount we may charge for our products, processes or technology. We cannot guarantee that the third-party patents and technology we license will not be licensed to our competitors or others in the semiconductor industry. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the year ended December 31, 2011, we established a full valuation allowance on our net federal deferred tax assets.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We sell our products throughout the world. Sales to end customers in Asia accounted for 95% of our net revenue in the three months ended March 31, 2012 and 90% our net revenue in the year ended December 31, 2011. Sales to end customers in Japan accounted for 19% of our net revenue in the three months ended March 31, 2012 and 39% of our net revenue in the year ended December 31, 2011. In addition, approximately 25% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

As of March 31, 2012, our founders, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 32% of our outstanding capital, representing approximately 79% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. In particular, our founders and our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 22% of our outstanding capital stock, representing approximately 54% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Additionally, approximately 10% of our outstanding common stock is collectively owned by investment funds affiliated with U.S. Venture Partners. A representative of U.S. Venture Partners is a director of MaxLinear. Together with these funds, Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2012, we had 22.2 million shares of Class A common stock and 11.2 million shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 3.3 million shares of Class B common stock, or 10% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 13.3 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended March 31, 2012, we issued an aggregate of 81,241 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $93 in the fiscal quarter ended March 31, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2012, options to purchase an aggregate of 2,607,271 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Use of Proceeds

Our initial public offering of Class A common stock was effected through a Registration Statement on Form S-1 (File No. 333- 162947) that was declared effective by the SEC on March 23, 2010. From the effective date of the registration statement through March 31, 2012, we have used the net proceeds of the offering for working capital purposes, including expenditures for inventory, personnel costs, equipment and acquired intellectual property, and other operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
+10.1	Employee Offer Letter, dated September 12, 2011, by and between MaxLinear, Inc. and Justin Scarpulla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

+10.2	Separation Agreement, dated March 15, 2012, by and between MaxLinear, Inc. and Patrick E. McCready (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012	MAXLINEAR, INC.

(Registrant)

	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Justin Scarpulla
Justin Scarpulla
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
+10.1	Employee Offer Letter, dated September 12, 2011, by and between MaxLinear, Inc. and Justin Scarpulla (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

+10.2	Separation Agreement, dated March 15, 2012, by and between MaxLinear, Inc. and Patrick E. McCready (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Extension Schema Document

101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.