Form 10-Q
period 2012-09-30
MAXLINEAR INC
filed 2012-10-29
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 22, 2012, the registrant has 22,628,665 shares of Class A common stock, par value $0.0001, and 10,172,781 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,634	$28,026
Short-term investments, available-for-sale	50,792	47,156
Accounts receivable, net	16,279	10,421
Inventory	8,946	8,082
Prepaid expenses and other current assets	1,394	1,394

Total current assets	104,045	95,079
Property and equipment, net	6,274	5,494
Long-term investments, available-for-sale	2,619	10,554
Intangible assets	461	1,021
Other long-term assets	258	228

Total assets	$113,657	$112,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,931	$4,936
Deferred revenue and deferred profit	2,341	4,029
Accrued expenses	12,831	7,403
Accrued compensation	5,986	2,094
Current portion of capital lease obligations	4	32

Total current liabilities	29,093	18,494
Other long-term liabilities	683	855
Capital lease obligations, net of current portion	–	2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	–	–

Class A common stock, $0.0001 par value; 500,000 shares authorized, 22,620 and 19,107 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2	2

Class B common stock, $0.0001 par value; 500,000 shares authorized, 10,181 and 14,143 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	1

Additional paid-in capital	135,430	126,695
Accumulated other comprehensive income	42	14
Accumulated deficit	(51,594)	(33,687)

Total stockholders’ equity	83,881	93,025

Total liabilities and stockholders’ equity	$113,657	$112,376

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$27,795	$17,639	$72,898	$52,641
Cost of net revenue	10,328	6,307	27,893	19,043

Gross profit	17,467	11,332	45,005	33,598
Operating expenses:
Research and development	10,855	9,456	33,758	29,977
Selling, general and administrative	6,167	5,033	19,750	14,329

Total operating expenses	17,022	14,489	53,508	44,306

Income (loss) from operations	445	(3,157)	(8,503)	(10,708)
Interest income	74	63	221	234
Interest expense	(11)	(32)	(45)	(38)
Other expense, net	(14)	(35)	(109)	(110)

Income (loss) before income taxes	494	(3,161)	(8,436)	(10,622)
Provision for income taxes	44	8,227	235	6,710

Net income (loss)	$450	$(11,388)	$(8,671)	$(17,332)

Net income (loss) per share:
Basic	$0.01	$(0.35)	$(0.26)	$(0.53)

Diluted	$0.01	$(0.35)	$(0.26)	$(0.53)

Shares used to compute net income (loss) per share:
Basic	33,316	32,743	33,402	32,410

Diluted	34,547	32,743	33,402	32,410

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$450	$(11,388)	$(8,671)	$(17,332)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	15	(50)	23	(77)
Foreign currency translation adjustments	(1)	7	5	22

Total comprehensive income (loss)	$464	$(11,431)	$(8,643)	$(17,387)

See accompanying notes.

MAXLINEAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(8,671)	$(17,332)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	2,561	2,294
Amortization of investment premiums, net	807	894
Stock-based compensation	7,165	5,206
Deferred income taxes	—	6,668
Gain on sale of available-for-sale securities	—	(9)
Write down of long-lived assets	71	29
Changes in operating assets and liabilities:
Accounts receivable	(5,858)	(5,338)
Inventory	(864)	(1,803)
Prepaid and other assets	(30)	183
Accounts payable and accrued expenses	8,969	7,263
Amounts due to related party	—	(1,746)
Accrued compensation	3,892	623
Deferred revenue and deferred profit	(1,688)	(2,825)
Other long-term liabilities	(172)	721

Net cash provided by (used in) operating activities	6,182	(5,172)
Investing Activities
Purchases of property and equipment	(3,026)	(2,187)
Purchases of intangible assets	(390)	—
Purchases of available-for-sale securities	(66,369)	(70,967)
Maturities of available-for-sale securities	69,900	98,575

Net cash provided by investing activities	115	25,421
Financing Activities
Payments on capital leases	(30)	(58)
Repurchases of common stock	(9,236)	—
Net proceeds from issuance of common stock	1,570	1,755

Net cash provided by (used in) financing activities	(7,696)	1,697

Effect of exchange rate changes on cash and cash equivalents	7	12
Increase (decrease) in cash and cash equivalents	(1,392)	21,958
Cash and cash equivalents at beginning of period	28,026	21,563

Cash and cash equivalents at end of period	$26,634	$43,521

See accompanying notes.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communication applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including mobile handsets, cable and terrestrial set top boxes, DOCSIS data and voice gateways, televisions, personal computers and netbooks and automotive entertainment applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.

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

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (SEC) on March 14, 2012.

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

Revenue is recorded based on the facts at the time of sale. Transactions for which the Company cannot reliably estimate the amount that will ultimately be collected at the time the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are: a customer’s overall creditworthiness and payment history; customer rights to return unsold product; customer rights to price protection; customer payment terms conditioned on sale or use of product by the customer; or extended payment terms granted to a customer.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 38% and 40% of net revenue for the three and nine months ended September 30, 2012, respectively. Revenues from the Company’s distributors accounted for 71% and 72% of net revenue in the three and nine months ended September 30, 2011, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales to distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to the Company’s distributors where revenue is not recognized, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from the Company’s distributors may result in the realization of a different amount of profit included in the Company’s future consolidated statements of operations than the amount recorded as deferred profit in the Company’s consolidated balance sheets.

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

Stock Repurchase

The Company records the excess of repurchase price over par value to retained earnings upon repurchase and retirement of shares of its Class A common stock and Class B common stock in accordance with the accounting standard for equity.

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

2. Net Income (Loss) Per Share

Net income (loss) per share is computed as required by the accounting standard for earnings per share, or EPS. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

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

MAXLINEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Historical
Numerator:
Net income (loss)	$450	$(11,388)	$(8,671)	$(17,332)

Denominator:
Weighted average common shares outstanding—basic	33,316	32,743	33,402	32,410
Dilutive common stock equivalents	1,231	—	—	—

Weighted average common shares outstanding—diluted	34,547	32,743	33,402	32,410

Net income (loss) per share:
Basic	$0.01	$(0.35)	$(0.26)	$(0.53)

Diluted	$0.01	$(0.35)	$(0.26)	$(0.53)

The Company excluded 3,457 and 5,221 common stock equivalents for the three and nine months ended September 30, 2012, respectively, and 5,778 and 4,288 common stock equivalents for the three and nine months ended September 30, 2011, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

3. Financial Instruments

The composition of financial instruments is as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$9,695	$—	$—	$9,695
Government debt securities	2,999	3	—	3,002
Corporate debt securities	50,393	20	(4)	50,409

	63,087	23	(4)	63,106
Less amounts included in cash and cash equivalents	(9,695)	—	—	(9,695)

	$53,392	$23	$(4)	$53,411

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$14,372	$—	$—	$14,372
Government debt securities	15,966	3	—	15,969
Corporate debt securities	41,764	7	(30)	41,741

	72,102	10	(30)	72,082
Less amounts included in cash and cash equivalents	(14,372)	—	—	(14,372)

	$57,730	$10	$(30)	$57,710

As of September 30, 2012, the Company held 7 corporate debt securities with an aggregate fair value of $13,090 that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $4 at September 30, 2012 represent temporary impairments on corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at September 30, 2012 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

All of the Company’s long-term available-for-sale securities were due between one and two years as of September 30, 2012.

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy. This is because the Company values financial instruments using quoted market prices or alternate pricing sources and models utilizing market observable inputs. The Company held no Level 3 financial instruments as of September 30, 2012 and December 31, 2011.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,695	$9,695	$—	$—
Government debt securities	3,002	—	3,002	—
Corporate debt securities	50,409	—	50,409	—

	$63,106	$9,695	$53,411	$—

		Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,372	$14,372	$—	$—
Government debt securities	15,969	—	15,969	—
Corporate debt securities	41,741	—	41,741	—

	$72,082	$14,372	$57,710	$—

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2012.

4. Balance Sheet Details

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Work-in-process	$4,276	$3,641
Finished goods	4,670	4,441

	$8,946	$8,082

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2012	December 31, 2011
Furniture and fixtures	5	$345	$305
Machinery and equipment	3 -5	8,200	6,875
Masks and production equipment	2	3,950	3,249
Software	3	688	558
Leasehold improvements	4 -5	544	489
Construction in progress	N/A	332	6

		14,059	11,482
Less accumulated depreciation and amortization		(7,785)	(5,988)

		$6,274	$5,494

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2012	December 31, 2011
Licensed technology	3	$1,865	$1,865
Less accumulated amortization		(1,404)	(844)

		$461	$1,021

The following table presents future amortization of the Company’s intangible assets at September 30, 2012:

Amortization

2012	$187
2013	274

Total	$461

Deferred revenue and deferred profit consist of the following:

	September 30, 2012	December 31, 2011
Deferred revenue—rebates	$140	$190
Deferred revenue—distributor transactions	3,655	5,606
Deferred cost of net revenue—distributor transactions	(1,454)	(1,767)

	$2,341	$4,029

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accrued technology license payments	$2,988	$2,794
Accrued professional fees	589	203
Accrued price protection liability	7,951	2,856
Accrued export compliance costs	255	750
Other	1,048	800

	$12,831	$7,403

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Other long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued technology license payments	$—	$371
Deferred rent	227	248
Other	456	236

	$683	$855

5. Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2012 was $5.87. The weighted-average grant date fair value per share of the RSUs granted in the nine months ended September 30, 2011 was $8.53. No RSAs were granted during the nine months ended September 30, 2011.

The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

Stock Options

	Nine Months Ended September 30,
	2012	2011
Weighted-average grant date fair value per share	$2.37	$4.26
Risk-free interest rate	0.88%	2.01%
Dividend yield	—	—
Expected life (years)	4.84	5.05
Volatility	55.91%	51.83%

Employee Stock Purchase Rights

	Nine Months Ended September 30,
	2012	2011
Weighted-average grant date fair value per share	$1.28	$2.46
Risk-free interest rate	0.15%	0.07%
Dividend yield	—	—
Expected life (years)	0.50	0.50
Volatility	46.60%	45.70%

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

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenue	$23	$15	$61	$38
Research and development	1,661	1,308	4,590	3,014
Selling, general and administrative	925	846	2,514	2,154

	$2,609	$2,169	$7,165	$5,206

Exchange Offer

In May 2012, the Company completed an offer to exchange (the “Exchange Offer”) for restricted stock units (RSUs), certain outstanding options to purchase shares of the Company’s Class A common stock and shares of the Company’s Class B common stock. Pursuant to the terms and conditions of the Exchange Offer, the Company accepted for exchange options to purchase 1,327 shares of the Company’s Class A common stock and 591 shares of the Company’s Class B common stock. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 959 restricted stock units in exchange therefor, pursuant to the terms of the Exchange Offer. The Company accounted for the Exchange Offer as a modification of the original options as required by the accounting standard for stock-based compensation. The total Exchange Offer stock-based compensation is $7.3 million, including the incremental value attributed to the modified options of $1.8 million, which will be recognized over the vesting period of the new RSUs.

Stock Repurchase

In August 2012, the Company’s board of directors and the audit committee of the Company’s board of directors approved the repurchase and retirement of 1,152 shares of the Company’s Class A common stock and the repurchase and retirement of 500 shares of the Company’s Class B common stock. The Company effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of the Company’s Class A common stock in trading on the New York Stock Exchange on August 21, 2012, the date of the agreement. The aggregate repurchase price was $9.2 million. Other than the transactions disclosed above, the Company’s board of directors has not authorized any stock repurchase program, and the Company has no current plans to effect any open-market purchases of its Class A common stock or other repurchases of its Class B common stock from two of its shareholders.

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

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan, or ESPP, is implemented through a series of offerings of purchase rights to eligible employees. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

On January 1, 2012, 415 shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.

Common Stock

At September 30, 2012, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

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

The Company recorded a provision for income taxes of $44 and $235 for the three and nine months ended September 30, 2012, respectively. The Company recorded a provision for income taxes of $8,227 and $6,710 for the three and nine months ended September 30, 2011, respectively. The provision for income taxes for the three and nine months ended September 30, 2012 primarily relates to income tax in certain foreign jurisdictions. The provision for income taxes for the three and nine months ended September 30, 2011 primarily relates to the establishment of a valuation allowance against the Company’s net federal deferred tax asset in the third quarter of 2011.

During the nine months ended September 30, 2012, the Company’s unrecognized tax benefits increased by $151. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2012.

7. Commitments and Contingencies

Silicon Labs Litigation

On May 13, 2012, the Company filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Laboratories Inc., or Silicon Labs, as defendant seeking an order that the Company’s CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on the Company’s MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. The hearing on the preliminary injunction motion is set for November 2, 2012. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against the Company in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of the Company’s products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which the Company filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against the Company’s products. The Company has filed counterclaims for infringement on three (3) patents owned by the Company – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer the Company’s counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. No trial date has been set.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against the Company seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by the Company asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further seeks a ruling that the patents are invalid. The Company has filed a motion to dismiss for lack of personal jurisdiction, and the Court has granted limited jurisdictional discovery related to the issue. No trial date has been set.

The Company has not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

MAXLINEAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Export Compliance Matter

As noted in the Company’s Current Report on Form 8-K filed on February 7, 2012, in the first quarter of 2012, the Company determined that it may have taken actions that could constitute facilitation (within the meaning of applicable sanctions and export control laws) of shipments of foreign produced products to Iran or taken other actions that may be in violation of U.S. export control and economic sanctions laws. Specifically, certain of the Company’s tuner products, which are foreign produced and not subject to U.S. export controls, were included in set-top converter boxes produced by set-top box manufacturers in Asia to permit conversion of digital television signals to analog signals in international markets, including Iran, using the DVB-T, or Digital Video Broadcasting – Terrestrial, broadcast standard. The DVB-T standard is used in most of Europe, Asia (excluding China), Australia, and Africa as well as in parts of the Middle East, including Iran. While the underlying shipment of the Company’s tuners into Iran by foreign manufacturers of these set-top boxes may have been lawful, the Company may have violated applicable sanctions and export control laws without the proper U.S. Government authorization.

The Company initially identified these potential violations internally, rather than as a result of a third-party audit or government investigation, and upon learning of these potential violations, the Company’s audit committee promptly retained outside counsel to conduct a review of the Company’s sanctions and export control compliance. On February 7, 2012, the Company made voluntary initial filings with the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC, and with the Bureau of Industry and Security of the United States Department of Commerce, or BIS, notifying these regulatory agencies that the Company was conducting a review of export control matters and that the Company would submit any supplemental voluntary self-disclosures once the Company’s internal review was complete. The initial stage of the review was concluded in March 2012. Subsequently, the Company also learned that the Company was not in full compliance with BIS’s deemed export rule which requires, in some circumstances, that the companies obtain a deemed export license from BIS for employment of certain foreign nationals even if, as was the Company’s situation, the Company had obtained an H1-B visa prior to employing the individual. The Company has now applied for such license with respect to the subject employee.

In connection with its March 2012 review, the Company’s audit committee determined that the Company’s management team lacked sufficient familiarity with and understanding of export control and sanctions laws and their applicability to the Company’s products and services. The Company’s audit committee concluded that the Company’s management team did not intentionally or knowingly violate applicable sanctions and export control laws.

The Company submitted final voluntary disclosures to OFAC on June 1, 2012 and BIS on June 15, 2012 and July 11, 2012. On September 27, 2012, OFAC closed out the Company’s Voluntary Self Disclosure with the issuance of a cautionary letter, and no monetary or other penalty was imposed against the Company. The BIS Voluntary Self Disclosure remains pending and the Company informed BIS that OFAC closed out its case with a cautionary letter.

Penalties and potential criminal enforcement actions could be imposed against the Company and/or the Company’s management and certain of the Company’s employees. The Company cannot predict when BIS will complete its review of the Company’s submissions, and resolution of the BIS matter could take substantial time and require substantial expenditure and management resources, either of which could be harmful to the Company’s business and operating results.

Any fines that BIS may impose on the Company could be material to the Company’s operating results in the period in which they are imposed and could have a material adverse effect on the Company’s financial condition. The maximum civil monetary penalty for each violation is up to $250 or twice the value of the transaction, whichever is greater. In the three and nine months ended September 30, 2012, the Company reduced its previously recorded OFAC penalties and fines by $625 reflected in selling, general, and administrative expense. Based upon facts known to the Company to date, the Company has retained a total provision of $250 for this export compliance matter, representing management’s estimated exposure for potential BIS fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from the Company’s estimates, its business, operating results, and financial condition could be materially and negatively affected. In that regard, the Company cannot guarantee that BIS will agree with its assessments of the quantity and nature of the potential violations. As a result, BIS could seek to impose higher fines and penalties than those the Company has estimated to date, and the Company could incur significant additional legal expenses in response. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of the Company’s products, the Company has implemented additional export control compliance management oversight and has undertaken remedial measures to reduce the risk of similar events occurring in the future.

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

Overview

We are a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS data and voice gateways, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices.

Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $71.9 million in fiscal 2011. In the nine months ended September 30, 2012 and 2011, respectively, our net revenue was derived from sales of global digital RF receiver products for digital set top box applications, automotive navigation displays, mobile handsets, cable modems and gateways and digital televisions. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable industry.

Substantially all of our sales have been to customers outside the United States. Sales in Asia accounted for 94% and 90% of net revenue in the three and nine months ended September 30, 2012, respectively; and 92% and 89% of net revenue in the three and nine months ended September 30, 2011, respectively. A significant but declining portion of these sales in Asia are through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to end customers as our customers. Because many of our end customers or their ODM manufacturers are located in Asia, we anticipate that a majority of our revenue will continue to come from sales to that region. Although a large percentage of our sales are made in Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three and nine months ended September 30, 2012 and 2011 related principally to sales to Asian set top box manufacturers delivering products into European markets. Similarly, revenue generated from sales of our cable modem products during the three and nine months ended September 30, 2012 and 2011 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2012, one of our customers accounted for 21%, respectively, of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. For the nine months ended September 30, 2012, one customer accounted for 18% of our net revenue, and our ten largest customers accounted for 58% of our net revenue. In the three months ended September 30, 2011, two of our customers accounted for 12% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. In the nine months ended September 30, 2011, one customer accounted for 16% of our net revenue, and our ten largest customers collectively accounted for 57% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as modules for televisions, in-vehicle or automotive applications and mobile handsets.

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

There were no significant changes during the quarter ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2011 contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2012.

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

Other Income (Expense). Other income (expense) generally consists of income (expense) generated from non-operating transactions.

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

Comparison of the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100%	100%	100%	100%
Cost of net revenue	37	36	38	36

Gross profit	63	64	62	64

Operating expenses:
Research and development	39	54	46	57
Selling, general and administrative	22	28	27	27

Total operating expenses	61	82	73	84

Income (loss) from operations	2	(18)	(11)	(20)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—

Income (loss) before income taxes	2	(18)	(11)	(20)
Provision for income taxes	—	47	—	13

Net income (loss)	2%	(65)%	(11)%	(33)%

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)			(dollars in thousands)
Net revenue	$27,795	$17,639	58%	$72,898	$52,641	38%

The increase in net revenue in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to an increase in sales revenue from cable products of $11.8 million, offset by a decrease in revenue derived from terrestrial products of $1.6 million, with terrestrial declines primarily attributable to automotive in-cabin applications and TV applications of $2.4 million, offset somewhat by growth in terrestrial set-top box and other smaller terrestrial applications. The increase in net revenue in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was primarily due to a significant increase in shipments of products used in cable applications of approximately $29.8 million, offset by a decrease in revenue from automotive and TV applications of $4.6 million and $3.7 million, respectively. The demand for our terrestrial and cable products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable broadcast, and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$10,328	$6,307	64%	$27,893	$19,043	46%
% of net revenue	37%	36%		38%	36%
Gross profit	$17,467	$11,332	54%	$45,005	$33,598	34%
% of net revenue	63%	64%		62%	64%

The decreases in the gross profit percentage were primarily due to average selling prices of several products declining faster than their average manufacturing costs. Also negatively influencing gross margin was a lower mix of certain high margin Japanese end-market terrestrial product shipments, specifically mobile handset, automotive, and digital TV applications, that were replaced by global shipments of lower margin hybrid TV solutions. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$10,855	$9,456	15%	$33,758	$29,977	13%
% of net revenue	39%	54%		46%	57%

The increase for the three months ended September 30, 2012 was due to increases in payroll-related spending. The increase for the nine months ended September 30, 2012 was primarily due to a combination of payroll-related items, prototyping and mask expenses, partially offset by a reduction in spending on embedded intellectual property IP licensing. Payroll-related expenses (including stock-based compensation) increased $1.7 million and $5.9 million for the three and nine months ended September 30, 2012, respectively. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same three and nine month periods of the prior year and expenses related to the 2012 employee bonus plan and increases in employee healthcare costs. Also contributing to the increase for the nine months ended September 30, 2012 compared to the same period in the prior year were additional expenses related to our first 40 nanometer mask set, and computer-aided design and related software licensing costs. In the past, we have entered into technology license agreements based on management review and determinations concerning market opportunities. We cannot predict whether we will enter into more of these types of licenses or the magnitude or timing of any such license agreements. Absent these types of licensing events, we expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$6,167	$5,033	23%	$19,750	$14,329	38%
% of net revenue	22%	28%		27%	27%

The increases in the three and nine months ended September 30, 2012 were primarily attributable to increases in payroll-related spending and consulting expenses, and significant incremental legal expenses related to a previously disclosed export compliance matter as well as our initiation and defense of litigation with Silicon Laboratories, or Silicon Labs, offset by a $0.6 million reduction in the estimated exposure for fines related to the export compliance matter. Payroll-related expenses (including stock-based compensation) increased $0.8 million and $2.8 million for the three and nine months ended September 30, 2012, respectively. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same three and nine month periods of the prior year and an increase in new hire cash bonuses and expenses related to the 2012 employee bonus plan and increases in employee healthcare costs. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure. Future selling, general, and administrative expenses could also be affected by legal expenses associated with the lawsuit filed against Silicon Labs and related actions. We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$74	$63	$221	$234
Interest expense	(11)	(32)	(45)	(38)
Other expense, net	(14)	(35)	(109)	(110)

Interest income increased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to higher investment balances, principally due to a change in the composition of cash equivalents and investments. Interest income decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to lower cash and investment balances.

Interest expense decreased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to lower outstanding debt balances. Interest expense increased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 related to an accrued technology license agreement with extended payment terms.

Other expense, net decreased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to decreased write downs of long-lived assets. Other expense, net decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to other income from a property tax refund.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$44	$8,227	$235	$6,710

The provision for income taxes for the three months ended September 30, 2012 was $44 or approximately 8.9% of pre-tax income compared to a provision for income taxes of $8.2 million for the three months ended September 30, 2011. The provision for income taxes for the nine months ended September 30, 2012 was $235 or approximately (2.8)% of pre-tax loss compared to $6.7 million for the nine months ended September 30, 2011. The provision for income taxes for the three and nine months ended September 30, 2012 primarily relates to income tax in foreign jurisdictions. The provision for income taxes for the three and nine months ended September 30, 2011 was primarily related to the establishment of a valuation allowance against our net federal deferred tax asset in the third quarter of 2011. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $26.6 million, short- and long-term investments of $53.4 million, and net accounts receivable of $16.3 million.

Following is a summary of our working capital and cash and cash equivalents as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)
Working capital	$74,952	$76,585
Cash and cash equivalents	26,634	28,026

Stock Repurchase

In August 2012, our board of directors and the audit committee of our board of directors approved the repurchase and retirement of 1,152 shares of our Class A common stock and the repurchase and retirement of 500 shares of our Class B common stock. We effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of our Class A common stock in trading on the New York Stock Exchange on August 21, 2012, the date of the agreement. The aggregate repurchase price was $9.2 million. Other than the transactions disclosed above, our board of directors has not authorized any stock repurchase program, and we have no current plans to effect any open-market purchases of our Class A common stock or other repurchases of our Class B common stock from two of our shareholders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2012. Net cash provided by operating activities primarily consisted of $4.3 million in changes in operating assets and liabilities and $10.6 million in non-cash operating expenses, partially offset by a net loss of $8.7 million. Non-cash items included in net loss for the nine months ended September 30, 2012 included depreciation and amortization expense of $2.6 million, amortization of investment premiums, net of $0.8 million and stock-based compensation of $7.2 million. Included in changes in operating assets and liabilities were incremental accruals related to legal expenses for our Silicon Laboratories, or Silicon Labs, litigation as well as a reduction in the accrual related to estimated fines and penalties related to a previously disclosed export compliance matter. Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2011. Net cash used in operating activities primarily consisted of a net loss of $17.3 million and $2.9 million in changes in operating assets and liabilities, offset in part by $15.0 million in non-cash operating expenses. Non-cash items included in net loss for the nine months ended September 30, 2011 included depreciation and amortization expense of $2.3 million, amortization of investment premiums, net of $0.9 million, stock-based compensation of $5.2 million and a decrease in deferred income taxes of $6.6 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2012. Net cash provided by investing activities consisted of $69.9 million in maturities of securities, partially offset by $66.4 million in purchases of securities, $3.0 million in purchases of property and equipment and $0.4 million in purchases of intangibles. Net cash provided by investing activities was $25.4 million for the nine months ended September 30, 2011. Net cash provided by investing activities consisted of $98.6 million in maturities of securities, partially offset by $71.0 million in purchases of securities and $2.2 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2012. Net cash used in financing activities consisted primarily of repurchases of common stock of $9.2 million, partially offset by net proceeds from issuance of common stock of $1.6 million primarily related to our employee stock purchase plan. Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2011. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $1.8 million offset by payments on capital leases of $0.1 million.

We believe that our $26.6 million of cash and cash equivalents and $53.4 million in short- and long-term investments at September 30, 2012 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. As of September 30, 2012, we incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

Interest Rate Risk

We had cash of $26.6 million at September 30, 2012, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Silicon Labs Litigation

On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Laboratories Inc. (Silicon Labs), as defendant seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. The hearing on the preliminary injunction motion is set for November 2, 2012. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. No trial date has been set.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against us seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by us asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further seeks a ruling that the patents are invalid. We have filed a motion to dismiss for lack of personal jurisdiction, and the Court has granted limited jurisdictional discovery related to the issue. No trial date has been set.

We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and set top box manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., Maxim Integrated Products, Inc., RDA Microelectronics, Inc., Newport Media Inc., Broadcom Corporation, Entropic Communications, Inc. and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.

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

In the three months ended September 30, 2012, one customer accounted for approximately 21% of our net revenue, and our ten largest customers collectively accounted for approximately 60% of our net revenue. In the nine months ended September 30, 2012, one customer accounted for approximately 18% of our net revenue, and our ten largest customers collectively accounted for approximately 58% of our net revenue. In the three months ended September 30, 2011, two of our customers accounted for 12% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for approximately 64% of our net revenue. In the nine months ended September 30, 2011, one customer accounted for approximately 16% of our net revenue, and our ten largest customers collectively accounted for approximately 57% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for the Company. For fiscal 2010, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 39% of our net revenue. For fiscal 2011, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 56% of our net revenue. For the three and nine months ended September 30, 2012, revenue directly attributable to terrestrial set-top box and cable applications accounted for approximately 85% and 83% of our net revenue, respectively. We currently expect this trend to continue in the remainder of fiscal 2012. Delays in the development of, or unexpected developments in, the terrestrial set-top box and cable application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $10.9 million and $33.8 in the three and nine months ended September 30, 2012, respectively, and $9.5 million and $30.0 million in the three and nine months ended September 30, 2011, respectively. In the nine months ended September 30, 2012, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

Currently, we sell most of our products to manufacturers of applications for television, cable modems and gateways and cable set-top boxes, automotive TV display, and to Chinese manufacturers of set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs. Each of these markets presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.

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

For the three and nine months ended September 30, 2012, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV, IPTV, and terrestrial set top boxes, and modems and gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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

We submitted final voluntary disclosures to OFAC on June 1, 2012 and BIS on June 15, 2012 and July 11, 2012. OFAC and BIS may conclude that our actions resulted in violations that warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. On September 27, 2012, OFAC closed out the Company’s Voluntary Self Disclosure with the issuance of a cautionary letter, which means that no monetary or other penalty was imposed against the Company. The BIS Voluntary Self Disclosure remains pending and the Company informed BIS that OFAC closed out its case with a cautionary letter.

Penalties and potential criminal enforcement actions could be imposed against us and/or our management and certain of our employees. We cannot predict when BIS will complete its review of our submissions, and resolution of the BIS matter could take substantial time and require substantial expenditure and management resources, either of which could be harmful to our business and operating results.

Any fines that BIS may impose on us could be material to our operating results in the period in which they are imposed and could have a material adverse effect on our financial condition. The maximum civil monetary penalty for each violation is up to $250 or twice the value of the transaction, whichever is greater. In the three and nine months ended September 30, 2012, the Company reduced its previously recorded OFAC penalties and fines by $625. Based upon facts known to us to date, we have recorded total charges of $250 for this export compliance matter, representing management’s estimated exposure for BIS fines in accordance with applicable accounting literature. Should additional facts be discovered in the future and/or should actual fines or other penalties differ from our estimates, our business, operating results, and financial condition could be materially and negatively affected. In that regard, we cannot guarantee that BIS will agree with our assessments of the quantity and nature of the potential violations. As a result, BIS could seek to impose higher fines and penalties than those we have estimated to date, and we could incur significant additional legal expenses in response. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of our products, we have implemented additional export control compliance management oversight and have undertaken remedial measures to reduce the risk of similar events occurring in the future.

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

Silicon Labs Litigation

On May 13, 2012, the Company filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that the Company’s CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on the Company’s MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. The hearing on the preliminary injunction motion is set for November 2, 2012. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against the Company in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of the Company’s products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which the Company filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against the Company’s products. The Company has filed counterclaims for infringement on three (3) patents owned by the Company – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer the Company’s counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. No trial date has been set.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against the Company seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by the Company asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further seeks a ruling that the patents are invalid. The Company has filed a motion to dismiss for lack of personal jurisdiction, and the Court has granted limited jurisdictional discovery related to the issue. No trial date has been set.

We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, and Semiconductor Manufacturing International Corporation, or SMIC, at foundries in Taiwan, Singapore, Malaysia, and China. We also use third-party contractors for all of our assembly and test operations.

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

We currently do not have long-term supply contracts with any of our third-party vendors, including UMC, Silterra Malaysia Sdn Bhd, Global Foundries, and SMIC. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 38% and 40% of our net revenue in the three and nine months ended September 30, 2012. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

We sell our products throughout the world. Sales to end customers in Asia accounted for 94% and 90% of our net revenue in the three and nine months ended September 30, 2012. In addition, approximately 25% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

As of September 30, 2012, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 21% of our outstanding capital stock, representing approximately 53% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2012, we had 22.6 million shares of Class A common stock and 10.2 million shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 2.4 million shares of Class B common stock, or 7% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 13.3 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

Recent Sales of Unregistered Securities

In the fiscal quarter ended September 30, 2012, we issued an aggregate of 454,833 shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.8 million in the fiscal quarter ended September 30, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2012, options to purchase an aggregate of 1,519,139 shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of Class A common stock repurchased by us during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Purchased Shares as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Repurchase Program (2)
	(in thousands)		(in thousands)
July 1, 2012—July 31, 2012	—	—	—	—
August 1, 2012—August 31, 2012	1,152	$5.59	1,152	—
September 1, 2012—September 30, 2012	—	—	—	—

(1)

On August 21, 2012, we repurchased 1,152 shares of our Class A common stock from Mission Ventures III, L.P. and Mission Ventures Affiliates III, L.P. pursuant to a stock repurchase agreement in a private transaction. In addition, pursuant to the stock repurchase agreement, we repurchased 500 shares of our Class B common stock held by U.S. Venture Partners VIII, L.P., USVP VIII Affiliates Fund, L.P., USVP Entrepreneur Partners VIII-A, L.P. and USVP Entrepreneur Partners VIII-B, L.P.

(2)

Our board of directors has not authorized a stock repurchase plan or program, and we have no current plans to effect any open-market purchases of our Class A common stock or other repurchases of its Class B common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.1	Stock Repurchase Agreement, dated August 21, 2012, by and among the Registrant, Mission Ventures III, L.P., Mission Ventures Affiliates III, L.P., and U.S. Venture Partners VIII, L.P., filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012 (SEC File No. 001-34666), is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(**)	XBRL Instance Document

101.SCH(**)	XBRL Taxonomy Extension Schema Document

101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(**)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date: October 29, 2012	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2012		/s/ Justin Scarpulla
Justin Scarpulla
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Stock Repurchase Agreement, dated August 21, 2012, by and among the Registrant, Mission Ventures III, L.P., Mission Ventures Affiliates III, L.P., and U.S. Venture Partners VIII, L.P., filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012 (SEC File No. 001-34666), is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(**)	XBRL Instance Document

101.SCH(**)	XBRL Taxonomy Extension Schema Document

101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(**)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.