Form 10-K
period 2012-12-31
MAXLINEAR INC
filed 2013-02-06
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $143 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of January 25, 2013, the registrant has 23,187,879 shares of Class A common stock, par value $0.0001, and 9,672,781 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

PART I

Forward-Looking Statements

The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

Corporate Information

We incorporated in the State of Delaware in September 2003. Our executive offices are located at 2051 Palomar Airport Road, Suite 100, Carlsbad, California 92011, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its wholly-owned subsidiaries. Our website address is www.maxlinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The names “MxL” and “digIQ” are our registered trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

Overview

We are a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the display of broadband data and video content via a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS data and voice gateways, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices.

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

We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2012, we sold our products to more than 80 end customers. From inception through December 31, 2012, we shipped 263 million RF receivers and RF receiver SoCs. For the year ended December 31, 2012, our net revenue was $97.7 million as compared to $71.9 million in the year ended December 31, 2011.

Industry Background

Technological advances in the broadband data and broadcast TV markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless connectivity; rapid improvements in display technology; the transition from standard to high definition television; the proliferation of multi-channel digital video recording, or DVR; and the proliferation of multimedia content accessible through terrestrial broadcast digital television, cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced television functionality to set top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways. We believe that several trends, across multiple target markets, are creating revenue opportunities for providers of RF receivers and RF receiver SoCs. These trends include the following:

•

Terrestrial: Increasingly, consumers are demanding advanced features in their televisions and are also using non-traditional consumer electronic devices, such as personal computers, netbooks, tablets, in-cabin automobile, portable media players, and mobile phones to access broadcast television and other multimedia content. In the traditional television market, system designers are introducing cable and satellite ready televisions equipped with enhanced features such as picture-in-picture and DVR. Historically, we had meaningful revenue contribution from solutions sold into mobile phones; however, television solutions for mobile handsets have become a decreasing focus for us, and we have essentially exited this market as of the end of 2012.

•

Cable / Satellite / Broadband Access: Competing cable, satellite, and other broadband service providers differentiate their services by providing consumers with bundled video, voice, and broadband data access, referred to as triple-play services. These services include advanced features such as; channel guide information, video-on-demand, multi-channel digital video recording, or DVR, and picture-in-picture viewing. Many set top boxes, including those used for triple-play services, now enable consumers to simultaneously access, and manage multimedia content from multiple locations in the same house. These advanced features require either a home gateway or a set top box to simultaneously receive, demodulate, and decode multiple signals spread across several channels. Each simultaneously accessed signal requires a dedicated RF receiver. In these emerging home gateway or media servers, where content may be delivered using internet protocol or IP, there may be “thin or remote clients” that may not have traditional TV tuners, but necessarily include a broadband RF receiver such as MoCA or WiFi. This greatly increases the number of RF receivers required to be deployed in each set top box. In addition, in order to deliver increasing data bandwidth to the home, cable MSOs have deployed DOCSIS 3.0 equipment and services, which enable channel bonding, or the concurrent reception of multiple channels, resulting in higher aggregate “sum of the channels” bandwidth available to DOCSIS 3.0 cable subscribers.

As a result of these trends, RF receiver technology is being deployed in a variety of devices for the terrestrial, cable, and satellite markets. The proliferation of applications with advanced features has led to an increase in the number of devices with multiple RF receivers and RF receiver SoCs. RF receivers incorporate RF, digital and analog signal processing functions.

Challenges Faced by Providers of Systems and RF Receivers

The stringent performance requirements of broadband communications applications and the distinct technological challenges associated with the terrestrial, cable, and satellite markets present significant obstacles to service providers and system designers. In particular, designing and implementing RF receivers to capture broadcast digital television signals is extremely challenging due in part to the wide frequency band across which broadcast digital television signals are transmitted. As compared to other digital radio technologies, such as cellular, WiFi and Bluetooth, television signals broadcast over air, on cable, and by satellite are acquired over a much wider frequency band and encounter many more sources of interference. As a result, traditionally, design and implementation of these RF receivers have been accomplished using conventional radio system architectures that employ multiple discrete components and are fabricated using expensive special purpose semiconductor manufacturing processes, such as silicon germanium, gallium arsenide, and special purpose CMOS-based RF process technologies.

The core challenges of capturing and processing high quality broadband communications signals are common to the terrestrial, cable, and satellite markets. These challenges include:

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

•

Multiple Standards. Worldwide, there are several regional standards for the transmission and reception of broadband analog and digital TV signals. Technical performance, feature requirements and the predominance of a particular means of TV transmission vary regionally. Further, each major geographic region has adopted its own TV standard for cable, terrestrial, and satellite transmissions, such as DVB-T/T2/C/C2/S/S2, ATSC, NTSC, ISDB-T, PAL, SECAM, DTMB, CMMB, etc. As a result of these multiple standards, there are region-specific RF receiver requirements and implementations, which make global standards compliance extremely challenging. Many system designers prefer a multiple standards and protocol compliant solution that was previously not possible. Providers of RF receivers face the design challenge of providing this flexibility to the system designer without any increase in power consumption, or any loss of performance quality or competitiveness.

•

Power Consumption. Power consumption is an important consideration for consumers and a critical design specification for system designers. For example, in battery-operated devices such as mobile handsets, netbooks and notebooks, and voice-enabled cable modems, long battery life is a differentiating device attribute. In addition, government sponsored programs, such as Energy Star in the U.S., induce consumers to purchase more energy efficient products. For example, in September 2009, the U.S. Environmental Protection Agency announced that Energy Star compliant televisions would be required to be 40% more energy efficient than their noncompliant counterparts. The addition of one or more RF receivers to a system in order to enable digital TV functionality significantly increases the overall power consumption imposing severe platform level design constraints on multiple channel receiver systems. In fact, in some multiple receiver system designs, a majority of the system’s overall power consumption is attributable to the RF receiver and related components. Providers of RF receivers and RF receiver SoCs are confronted with the design challenge of lowering power consumption while maintaining or improving device performance.

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

Limitations of Existing RF Receiver Solutions

For the past several decades, the RF receiver technology of choice has been the electro-mechanical can tuner. Despite field-proven performance attributes such as signal clarity, can tuners are often prohibitively large in size and have high power consumption, low reliability and high cost, especially in systems requiring multiple RF receivers in a single device. Further, can tuners utilize multiple external discrete components that limit the use of a system design to a single region or TV reception standard. Regional or standard specific customization can be tedious, time consuming and costly for the system designers.

Silicon RF receiver solutions eliminate some of the mechanical and discrete electronic components found in can tuners. However, existing silicon RF receivers typically have been designed using a conventional radio system architecture that employs multiple external discrete components, although fewer than in traditional can-tuners. In addition, these silicon RF receivers have been fabricated using expensive, special purpose semiconductor manufacturing processes such as gallium arsenide and silicon germanium process technologies. The use of multiple components and exotic semiconductor manufacturing process technologies increases system design complexity and overall cost. It reduces the feasibility of further integrating digital baseband circuits on the same chip as the RF receiver. We believe that a new RF receiver technology is required to address the drawbacks of traditional can-tuners and silicon receivers for the terrestrial, cable, and satellite markets.

Scalability of systems to support simultaneous multiple channel reception is a major requirement in today’s home gateways, set-top-boxes, and broadband data modems. The use of existing can-tuners or integrated single channel receivers built in expensive, special purpose semiconductor process technologies imposes severe platform level design constraints for scaling power consumption, and manufacturing cost.

Our Solution

We are a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communications applications. Our products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS data and voice gateways, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We combine our high performance analog and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to develop RF receivers and RF receiver SoCs. We integrate our RF receivers with digital demodulation and other communications functions in standard CMOS process technology. Our solutions have the following key features:

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

•

Low Power. Our products enable our customers to reduce power consumption in consumer electronic devices without compromising the stringent performance requirements of applications such as broadcast television. In addition, our products enable our customers to decrease overall system costs by reducing the power consumption and heat dissipation requirements in their systems. For example, in cable boxes supporting voice applications, low power consumption may enable a reduction in the number of batteries or battery capacity required to support standby and lifeline telephony. In certain set top boxes, reduced overall power consumption may allow system designers to eliminate one or more cooling fans required to dissipate the heat generated by high power consumption. The benefits of low power consumption increase with the number of RF receivers included in a system.

•

Scalable Platform. Our product families share a highly modular, core radio system architecture, which enables us to offer RF receiver and RF receiver SoC solutions that meet the requirements of a wide variety of geographies, broadcast standards and applications. This is in contrast to legacy solutions that require significant customization to conform to regional standards, technical performance and feature requirements. Moreover, by leveraging our flexible core architecture platform, our integrated circuit solutions can be deployed across multiple device categories. As a result, our customers can minimize the design resources required to develop applications for multiple target markets. In addition, our engineering resources can be deployed more efficiently to design products for larger addressable markets. We believe that our core technology platform also can be applied to other communications markets with similar performance requirements.

•

Space Efficient Solution. Our highly integrated CMOS-based RF receivers and RF receiver SoCs have an extremely small silicon die size, require minimal external components and consume very little power. Our unique radio architecture, more specifically our Full-Spectrum Capture™ technology, not only enables us to integrate multiple RF receivers in a chip, but also results in a reduction in the incremental power and die area required per each additional channel of reception. This enables our customers to design multi-receiver applications, such as cable modems and set top boxes, in an extremely small form factor. In addition, our products are easily adapted to space-constrained devices such as flat screen televisions, netbooks, and laptops.

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

•

Target Additional High-Growth Markets. Our core competency is in RF analog and mixed-signal integrated circuit design in CMOS process technology for broadband communications applications. Several of the technological challenges involved in developing RF solutions for video broadcasting and broadband reception are common to a majority of broadband communication markets. We intend to leverage our core competency in developing highly integrated RF receiver and RF receiver SoCs in standard CMOS process technology to address additional markets within broadband communication, communications infrastructure, and connectivity markets that we believe offer profitable high growth potential.

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

Products

Our products are integrated into a wide range of electronic devices, including cable, satellite, and terrestrial set top boxes, DOCSIS data and voice gateways, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. We provide customers guidelines known as reference designs so that they can efficiently use our products in their product designs. We currently provide two types of semiconductors:

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

Customers

We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. During the year ended December 31, 2012, we sold our products to more than 80 end customers. A significant but declining portion of our sales to these and other customers are through distributors based in Asia, and we do not consider distributors as our end customers, despite selling the products to and being paid by the distributors.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. During the year ended December 31, 2012 and the year ended December 31, 2011, ten customers accounted for approximately 63% and 59% of our net revenue, respectively. For the year ended December 31, 2012, Arris and Pace represented 25% and 10% of revenue, respectively. In 2011, Panasonic and Arris represented 14% and 11% of revenue, respectively.

Products shipped to Asia accounted for 91% of our net revenue in the year ended December 31, 2012 and 90% of our net revenue in the year ended December 31, 2011. Products shipped to Japan accounted for 14% of our net revenue in the year ended December 31, 2012 and 39% of our net revenue in the year ended December 31, 2011. Products shipped to China and Taiwan accounted for 38% and 31%, respectively, of our net revenue in the year ended December 31, 2012. Products shipped to China and Taiwan accounted for 15% and 30%, respectively, of our net revenue in the year ended December 31, 2011. Although a significant portion of our products are shipped to Asia, the end users who purchase products incorporating our integrated circuits may be in locations different than our own sales destination. See Note 1 to our consolidated financial statements for a discussion of total revenue by geographical region for 2012, 2011 and 2010.

Sales and Marketing

We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad, Irvine, and San Jose in California; Tokyo in Japan; Shenzhen in China; Hsinchu in Taiwan; and Seoul in South Korea. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.

Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 40% of our net revenue in the year ended December 31, 2012 and 71% of our net revenue in the year ended December 31, 2011.

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

In December 2010, we entered into a non-exclusive distributor agreement with Satori Electric Co. Ltd., or Satori, for distribution of our products in Japan. Our distributor agreement with Satori is effective for one year, unless it is terminated earlier by either party for any or no reason within sixty days of prior written notice or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Satori will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

In the first quarter of 2012, we terminated our previously disclosed non-exclusive distributor agreement with Asia Fortune Electronics, and entered into a non-exclusive distributor agreement with Techmosa International, Inc., for distribution of our products in Taiwan. Our distributor agreement with Techmosa is effective for one year, unless it is terminated in writing earlier by either party for any or no reason which will commence 60 days following receipt of the other party’s request, or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Techmosa will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.

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

Wafer Fabrication. We utilize standard CMOS process technology to manufacture our products. We use a variety of process technology nodes ranging from 0.13µ and 0.11µ, down to 65 nanometer and 40 nanometer. We depend on four independent silicon foundry manufacturers located in Asia to support the majority of our wafer fabrication requirements. Our key subcontractors are Semiconductor Manufacturing International Corporation, or SMIC, in China, Silterra Malaysia Sdn. Bhd., in Malaysia, Global Foundries in Singapore and United Microelectronics Corporation, or UMC, in Taiwan and Singapore.

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

Research and Development

We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2012, we had approximately 194 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Shanghai in China; and Bangalore in India. Our research and development expense was $46.4 million in 2012, $40.2 million in 2011 and $27.7 million in 2010.

Competition

We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC products. Our primary competitors include NXP B.V. in cable and terrestrial TV markets, Silicon Laboratories in terrestrial TV markets, RDA Microelectronics, Rafael Microelectronics, Inc., and Newport Media Inc. in TV and terrestrial set-top-box markets, Broadcom Corporation in terrestrial, cable, and satellite data and video markets, and Entropic Communications, Inc., in our new development initiatives targeting satellite outdoor units. In addition, it is quite likely that a number of other public and private companies, including some of our customers and semiconductor integrated circuit partners, are developing competing products for digital TV and other broadband communications applications.

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

We have fourteen issued patents and 160 patent applications pending in the United States. We also have nine issued foreign patents and 94 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. The fourteen issued patents in the United States will begin to expire in 2024 through 2029. The nine issued foreign patents will expire in 2025.

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

The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business—We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights” and in “Item 3 – Legal Proceedings.”

Employees

As of December 31, 2012, we had approximately 274 employees, including 194 in research and development, 37 in sales and marketing, 7 in operations and semiconductor technology and 36 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.

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

Seasonality

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular.

In addition, our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors, such as the demand for semiconductor solutions for broadband communications applications, the timing of receipt, reduction or cancellation of significant orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to timely develop, introduce and market new products and technologies, the availability and cost of products from our suppliers, new product and technology introductions by competitors, intellectual property disputes and the timing and extent of product development costs.

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

As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and set top box manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Newport Media Inc., Broadcom Corporation, Entropic Communications, Inc., and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.

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

During the year ended December 31, 2012, Arris and Pace accounted for 25% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue. During the year ended December 31, 2011, Panasonic and Arris accounted for 14% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 59% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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

A significant portion of our revenue is attributable to demand for our products in markets for cable applications.

Prior to 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since 2010 and is no longer an area of focus for the Company. For 2010, revenue directly attributable to cable applications accounted for approximately 8% of our net revenue. For 2011, revenue directly attributable to cable applications accounted for approximately 34%, of our net revenue. For 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent in 2013. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.

We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $46.4 million in 2012, $40.2 million in 2011 and $27.7 million in 2010. In 2012, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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

For the year ended December 31, 2012, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, automotive navigation displays, PCTV, IPTV, and terrestrial set top boxes, and video gateways for cable represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Most countries in Western Europe are expected to convert to digital television by the end of 2012, with the transition in Eastern Europe expected to continue through 2015. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in Europe or other international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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

Silicon Labs Litigation

On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs’ motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the ‘364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court has similarly scheduled a claim construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against us seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by us asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further sought a ruling that the patents are invalid. We filed a motion to dismiss for lack of personal jurisdiction, and the Court granted limited jurisdictional discovery related to the issue. On January 17, 2013, the Court granted our Motion to Dismiss for Lack of Jurisdiction and ordered dismissal of the Texas action.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with Silicon Labs, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.

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

We have experienced significant growth in a short period of time. Our net revenue increased from approximately $68.7 million in 2010 to approximately $71.9 million in 2011 and approximately $97.7 million in 2012. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.

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

We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 40% of our net revenue in the year ended December 31, 2012. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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

Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, customers may decide to cancel or change their product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.

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

After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 36 months for operator driven markets such as cable modems. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.

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

We sell our products throughout the world. Products shipped to Asia accounted for 91% of our net revenue in the year ended December 31, 2012. In addition, approximately 26% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

For example, the SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires new disclosures concerning the use of conflict minerals, generally tantalum, tin, gold, or tungsten, that originated in the Democratic Republic of the Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products will create additional costs in order to comply with the new disclosure requirements and we may not be able to certify that the metals in our products are conflict free, which may create issues with our customers. In addition, the new rule may affect the pricing, sourcing and availability of minerals used in the manufacture of our products.

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

We are subject to U.S. export control and economic sanctions laws relating to the sale of our products. Although we did not intend to do so, we may have violated certain of these laws in the past, and we filed Voluntary Self Disclosures with the appropriate U.S. Government agencies. The Voluntary Self Disclosures were closed out with no penalty being imposed against the Company.

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

We submitted final voluntary disclosures to OFAC on June 1, 2012 and BIS on June 15, 2012 and July 11, 2012. On September 27, 2012, OFAC closed out our Voluntary Self Disclosure with the issuance of a cautionary letter, which means that no monetary or other penalty was imposed against us Company. On November 6, 2012, BIS closed out our Voluntary Self Disclosure with the issuance of a warning letter, which means that no monetary or other penalty was imposed against us.

In the year ended December 31, 2012, we reduced our previously recorded estimates of OFAC and BIS penalties and fines by $0.9 million. At December 31, 2012, we had no liability recorded for this matter. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of our products, we have implemented additional export control compliance management oversight and have undertaken remedial measures to reduce the risk of similar events occurring in the future.

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

As of December 31, 2012, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 20% of our outstanding capital stock, representing approximately 54% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions provide for the following:

•	authorize our Board of Directors to issue, without further action by the stockholders, up to 25.0 million shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2012, we had 23.2 million shares of Class A common stock and 9.7 million shares of Class B common stock outstanding.

All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

The holders of 1.9 million shares of Class B common stock, or 6% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 13.3 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

As disclosed in our Current Report on Form 8-K, filed with the SEC on April 9, 2012, at a meeting held on April 3, 2012, our compensation committee amended our Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2012 performance period, actual awards under the Executive Incentive Bonus Plan will be settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. Additionally, we intend to settle all bonus awards for all other employees for the 2012 performance period in shares of our Class A common stock. We cannot currently predict when the bonus awards will be settled, but we anticipate that approximately 1.0 million shares of our Class A common stock will be issued for the 2012 performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.

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

Our corporate headquarters occupy approximately 29,000 square feet in Carlsbad, California under a lease that expires in August 2014. All of our business and engineering functions are represented at our corporate headquarters, including three laboratories for research and development and manufacturing operations. In addition to our principal office space in Carlsbad, we have leased facilities for use as design centers in Irvine, and San Jose in California; Shanghai, and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; Tokyo in Japan; and Bangalore in India. We also have engineering support offices in Shenzhen in China; Tokyo in Japan; Hsinchu in Taiwan; and Seoul in South Korea. We believe that our current facilities are adequate to meet our ongoing needs and that additional facilities are available for lease to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS

Silicon Labs Litigation

On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs’ motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the ‘364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court has similarly scheduled a claim construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against us seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by us asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further sought a ruling that the patents are invalid. We filed a motion to dismiss for lack of personal jurisdiction, and the Court granted limited jurisdictional discovery related to the issue. On January 17, 2013, the Court granted our Motion to Dismiss for Lack of Jurisdiction and ordered dismissal of the Texas action.

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

Market Information and Holders

In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2012
	High	Low
First Quarter (January 1, 2012 to March 31, 2012)	$6.40	$4.65
Second Quarter (April 1, 2012 to June 30, 2012)	$5.54	$4.05
Third Quarter (July 1, 2012 to September 30, 2012)	$7.31	$3.96
Fourth Quarter (October 1, 2012 to December 31, 2012)	$6.96	$4.50

	Year Ended December 31, 2011
	High	Low
First Quarter (January 1, 2011 to March 31, 2011)	$12.83	$7.32
Second Quarter (April 1, 2011 to June 30, 2011)	$9.68	$7.70
Third Quarter (July 1, 2011 to September 30, 2011)	$9.26	$4.86
Fourth Quarter (October 1, 2011 to December 31, 2011)	$6.41	$4.13

On December 31, 2012, the last reported sales price of our common stock was $5.02 and, according to our transfer agent, as of January 25, 2013, there were 16 record holders of our Class A common stock and 69 record holders of our Class B common stock.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2012, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities

In the year ended December 31, 2012, we issued an aggregate of 0.5 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.8 million in the year ended December 31, 2012 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2012, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.

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

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and selected consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2012	2011	2010		2009		2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data :
Net revenue	$97,728	$71,937	$68,701		$51,350		$31,331
Cost of net revenue	37,019	26,616	21,560		17,047		12,675

Gross profit	60,709	45,321	47,141		34,303		18,656
Operating expenses:
Research and development	46,392	40,156	27,725		19,790		14,310
Selling, general and administrative	27,225	20,178	15,912		9,921		6,356

Total operating expenses	73,617	60,334	43,637		29,711		20,666

Income (loss) from operations	(12,908)	(15,013)	3,504		4,592		(2,010)
Interest income	282	292	326		51		179
Interest expense	(53)	(69)	(29)		(52)		(74)
Other expense, net	(232)	(241)	(58)		(32)		(9)

Income (loss) before income taxes	(12,911)	(15,031)	3,743		4,559		(1,914)
Provision (benefit) for income taxes	341	6,993	(6,371)		230		—

Net income (loss)	(13,252)	(22,024)	10,114		4,329		(1,914)
Net income allocable to preferred stockholders	—	—	(1,215	)(1)	(3,691	)(1)	—

Net income (loss) attributable to common stockholders	$(13,252)	$(22,024)	$8,899		$638		$(1,914)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.40)	$(0.68)	$0.33		$0.06		$(0.19)

Diluted	$(0.40)	$(0.68)	$0.30		$0.06		$(0.19)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	33,198	32,573	26,743		10,129		9,861

Diluted	33,198	32,573	29,478		11,512		9,861

(1)	Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate net income allocable to preferred stockholders and net income (loss) attributable to common stockholders, including the method used to calculate the number of shares used in the computation of the per share amounts.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data :
Cash, cash equivalents and short- and long-term investments, available-for-sale	$77,256	$85,736	$94,486	$17,921	$9,720
Working capital	68,450	76,585	95,444	11,029	8,406
Total assets	110,597	112,376	118,918	35,773	16,723
Capital lease obligations, net of current portion	—	2	18	115	238
Convertible preferred stock(1)	—	—	—	35,351	35,351
Total stockholders’ equity (deficit)	80,233	93,025	104,897	(19,475)	(25,363)

(1)	Upon certain change in control events that may be outside of our control, including our liquidation, sale or transfer of control, holders of the convertible preferred stock could cause its redemption. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity on our balance sheets instead of in stockholders’ equity (deficit). We adjusted the carrying values of the convertible preferred stock to their liquidation values at the date of issuance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenue has grown from approximately $0.6 million in 2006 to $97.7 million in 2012. In 2011 and 2012, our net revenue was derived from sales of global digital RF receiver products for digital television applications, automotive navigation displays, mobile handsets, cable modems and gateways. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.

Products shipped to Asia accounted for 91%, 90% and 97% of our net revenue in the years ended December 31, 2012, 2011 and 2010, respectively. A significant but declining portion of these sales in Asia are through distributors. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the years ended December 31, 2012 and 2011 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2012 and 2011 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. During the year ended December 31, 2012, Arris and Pace accounted for 25% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue. During the year ended December 31, 2011, Panasonic and Arris accounted for 14% and 11%, respectively, of our net revenue, and our ten largest customers collectively accounted for 59% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, production masks, intangible assets, impairment of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Revenue is recorded based on the facts at the time of sale. Transactions for which we cannot reliably estimate the amount that will ultimately be collected at the time the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are: a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or extended payment terms granted to a customer.

A portion of our revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from our distributors accounted for 40% of net revenue for the year ended December 31, 2012. Revenues from our distributors accounted for 71% of net revenue in the year ended December 31, 2011. Pricing credits to our distributors may result from our pricing credit and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent us from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales to distributors, we have determined that it does not meet all of the required revenue recognition criteria at the time we deliver our products to distributors as the final sales price is not fixed or determinable. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding deferred profit in our consolidated balance sheet as a component of deferred revenue, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included in our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.

We record reductions in revenue for estimated pricing adjustments related to price protection and unit rebate agreements with our end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in our accrued liabilities. We may enter into unit rebate agreements with end customers based on volume purchases. We estimate that all of the unit rebates will be achieved based on the history of these programs, reduce the average selling price of the product sold under the rebate program and defer revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.

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

Inventory Valuation

We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of cost or market. Cost approximates actual cost on a first-in, first-out basis and market reflects current replacement cost (e.g. net replacement value) which cannot exceed net realizable value or fall below net realizable value less an allowance for an approximately normal profit margin. We reduce our inventory to its lower of cost or market on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.

Production Masks

Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful life of two years. To determine if the production mask has alternative future uses or benefits, we evaluate risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, employee stock purchase rights, restricted stock units and restricted stock awards based on the grant date fair value of the award. We use the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. We calculate the fair value of restricted stock units and restricted stock awards based on the fair market value of our Class A common stock on the grant date. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. We calculate the weighted-average expected life of options using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. This decision is based on the lack of relevant historical data due to our limited historical experience. We will continue to assess the appropriateness of the use of the simplified method as we develop a history of option exercises.

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

Provision (Benefit) for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years. Income tax expense for the year ended December 31, 2012 primarily relates to income tax in foreign jurisdictions. Income tax expense for the year ended December 31, 2011 is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011. The income tax benefit for the year ended December 31, 2010 includes the reversal of our valuation allowance previously offsetting our federal deferred tax assets.

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Net revenue	100%	100%	100%
Cost of net revenue	38	37	31

Gross profit	62	63	69

Operating expenses:
Research and development	47	56	41
Selling, general and administrative	28	28	23

Total operating expenses	75	84	64

Income (loss) from operations	(13)	(21)	5
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	—

Income (loss) before income taxes	(13)	(21)	5
Provision (benefit) for income taxes	—	10	(10)

Net income (loss)	(13)%	(31)%	15%

Comparison of the Years Ended December 31, 2012, 2011 and 2010

Net Revenue

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
	(dollars in thousands)
Net revenue	$97,728	$71,937	$68,701	36%	5%

Net revenue for the year ended December 31, 2012 increased by $25.8 million from 2011 primarily due to an increase in sales revenue from cable modem and cable set-top and gateway products of $38.1 million, offset by a decrease in revenue derived from terrestrial applications of $12.3 million, approximately half of the declines coming from automotive, with less significant declines in mobile handsets, terrestrial set-top boxes, and television sets. We expect sales of our hybrid TV tuner and cable products to account for a substantial portion of our revenue growth, if any, in 2013. The demand for our terrestrial and cable TV products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable TV broadcast, and the growth in demand, if any, for high speed broadband connectivity and multimedia content and services.

Net revenue for the year ended December 31, 2011 increased by $3.2 million from 2010 primarily due to an increase in sales revenue from cable products of $18.4 million, offset by a decrease in revenue derived from consumer terrestrial TV set-top box and mobile handset applications of $16.4 million.

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
	(dollars in thousands)
Cost of net revenue	$37,019	$26,616	$21,560	39%	23%
% of net revenue	38%	37%	31%
Gross profit	$60,709	$45,321	$47,141	34%	(4)%
% of net revenue	62%	63%	69%

Cost of net revenue increased by $10.4 million from 2011 to 2012. Gross profit increased by $15.4 million from 2011 to 2012, accompanied by a decrease in gross profit as a percentage of revenue from 63% to 62%. The increase in gross profit was driven primarily by the $38.1 million increase in our cable product revenue, which more than offset revenue declines of $12.3 million in terrestrial applications, the vast majority of the declines were related to our higher margin automotive, mobile handset, and digital-only TV tuners. The decrease in the gross profit percentage was largely due to the above noted changes in product mix related to significant declines in our higher margin legacy mobile and automotive handset applications. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.

Cost of net revenue increased by $5.1 million from 2010 to 2011. Gross profit decreased by $1.8 million from 2010 to 2011, with an accompanying decrease in gross profit as a percentage of revenue from 69% to 63%. The decrease in gross profit and gross profit as a percentage of revenue were primarily due to declines in Japan digital television applications that were only partially offset by cost reductions, and the impact of mix changes related to growth in lower margin cable products that were ramping aggressively in 2011. Specifically, mix significantly influenced gross profit and gross profit percentage, as revenues derived from higher margin products addressing Japanese digital-only TV, PCTV, and mobile handset applications declined approximately $18.0 million, and were offset by a roughly equal amount of growth in significantly lower margin cable applications.

Research and Development

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
		(dollars in thousands)
Research and development	$46,392	$40,156	$27,725	16%	45%
% of net revenue	47%	56%	41%

Research and development expense for 2012 was $46.4 million, an increase of $6.2 million, or 16%, from 2011. This increase was primarily attributable to an increase in a combination of payroll-related items of $7.7 million and prototyping and mask expenses of $1.5 million, partially offset by a reduction in spending on embedded intellectual property IP licensing of $3.2 million. Payroll-related expenses (including stock-based compensation) increased due to increases in our average full-time-equivalent headcount compared to prior year, expenses related to the 2012 employee bonus plan and an increase in employee healthcare costs. Also contributing to the increase were additional expenses related to our first 40 nanometer mask set and computer-aided design and related software licensing costs. In the past, we have entered into technology license agreements based on management review and determinations concerning market opportunities. We cannot predict whether we will enter into more of these types of licenses or the magnitude or timing of any such license agreements. Absent these types of licensing events, we expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

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

Selling, General and Administrative

	Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
		(dollars in thousands)
Selling, general and administrative	$27,225	$20,178	$15,912	35%	27%
% of net revenue	28%	28%	23%

Selling, general and administrative expense for 2012 was $27.2 million, an increase of $7.0 million, or 35%, from 2011. This cost was primarily attributable to increase costs associated with the need for larger scale operations to support increase in demand for our products. Specifically, the increase was primarily attributable in part to additional $4.1 million of incremental payroll-related expense (including stock-based compensation) due to an increase in our average full-time-equivalent headcount, expenses related to the 2012 employee bonus plan and increases in employee healthcare costs. Also contributing to these increases were incremental professional and legal expenses of $2.4 million including significant incremental legal expenses related to a previously disclosed export compliance matter as well as our initiation and defense of litigation with Silicon Laboratories, or Silicon Labs. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure. Future selling, general, and administrative expenses could also be affected by legal expenses associated with the lawsuit filed against Silicon Labs and related actions. We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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

Interest and Other Income (Expense)

	Years Ended December 31,
	2012	2011	2010
Interest income	$282	$292	$326
Interest expense	(53)	(69)	(29)
Other expense, net	(232)	(241)	(58)

Interest income decreased in 2012 compared to 2011 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments. Interest income decreased in 2011 compared to 2010 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments.

Interest expense decreased in 2012 compared to 2011 related to lower outstanding debt balances. Interest expense increased in 2011 compared to 2010 related to an accrued technology license agreement with extended payment terms.

Other expense, net in 2012 consisted primarily of write downs of long-lived assets, losses on foreign currency transactions and investment management fees, offset by other income from a property tax refund. Other expense, net in 2011 consisted primarily of losses on foreign currency transactions, investment management fees and lease settlement charges.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes	$341	$6,993	$(6,371)

The provision for income taxes for the year ended December 31, 2012 was $0.3 million or approximately (2.6)% of pre-tax loss compared to $7.0 million for the year ended December 31, 2011. The provision for income taxes for the year ended December 31, 2012 primarily relates to income tax in foreign jurisdictions. The provision for income taxes for the year ended December 31, 2011 was primarily related to the establishment of a valuation allowance against our net federal deferred tax asset in the third quarter of 2011. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.

The provision for income taxes for the year ended December 31, 2011 was $7.0 million or approximately (46.5)% of pre-tax loss compared to a benefit for income taxes of $6.4 million for the year ended December 31, 2010. The increase in the effective tax rate in the year ended December 31, 2011 is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011. The income tax benefit of $6.4 million for the year ended December 31, 2010 includes the reversal of our valuation allowance previously offsetting our federal deferred tax assets.

Liquidity and Capital Resources

In March 2010, we received net proceeds from our IPO of approximately $72.9 million (after underwriters’ discounts of $5.8 million and additional offering related costs of approximately $4.2 million). Prior to the IPO, our primary sources of cash were, historically, proceeds from issuances of convertible preferred stock and cash collections from customers. As of December 31, 2012, we had cash and cash equivalents of $21.8 million, short-term investments of $50.3 million, long-term investments of $5.2 million and net accounts receivable of $14.6 million.

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

Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	Years Ended December 31,
	2012	2011
	(in thousands)
Working capital	$68,450	$76,585
Cash and cash equivalents	21,810	28,026

Stock Repurchase

In the year ended December 31, 2012, our board of directors and the audit committee of our board of directors approved the repurchase and retirement of 1.2 million shares of our Class A common stock and the repurchase and retirement of 1.0 million shares of our Class B common stock. We effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of our Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million.

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

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$7,544	$(7,109)	$4,838
Net cash provided by (used in) investing activities	(4,191)	10,818	(78,375)
Net cash provided by (used in) by financing activities	(9,577)	2,733	77,170
Effect of exchange rates on cash and cash equivalents	8	21	9

Net increase (decrease) in cash and cash equivalents	$(6,216)	$6,463	$3,642

Cash Flows from Operating Activities

Net cash provided in operating activities in 2012 was $7.5 million. Net cash provided by operating activities primarily consisted of $6.0 million in changes in operating assets and liabilities and $14.8 million in non-cash operating expenses, partially offset by a net loss of $13.3 million. Included in changes in operating assets and liabilities were incremental accruals related to legal expenses for our Silicon Laboratories, or Silicon Labs, litigation as well as a reduction in the accrual related to estimated fines and penalties related to a previously disclosed export compliance matter. Non-cash items included in net loss for the year ended December 31, 2012 included depreciation and amortization expense of $3.5 million, amortization of investment premiums, net of $1.1 million, stock-based compensation of $10.0 million and a write down of long-lived assets of $0.2 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities in 2012 was $4.2 million. Net cash used in investing activities primarily consisted of $87.9 million in purchases of securities, $5.1 million in purchases of property and equipment and $0.4 million in purchases of intangibles, offset by $89.2 million in maturities of securities.

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

Cash Flows from Financing Activities

Net cash used in financing activities in 2012 was $9.6 million. Net cash used in financing activities consisted primarily of repurchases of common stock of $12.1 million, offset by proceeds from issuance of common stock of $2.5 million.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	2013	2014	2015	2016	2017 and Thereafter
	(in thousands)
Operating lease obligations	$2,682	$1,307	$846	$387	$142	$—
Other obligations	2,793	2,295	323	175	—	—
Inventory purchase obligations	3,898	3,898	—	—	—	—

Total contractual obligations	$9,373	$7,500	$1,169	$562	$142	$—

Other obligations represent purchase commitments for software licensing agreements, information systems infrastructure and other commitments made in the ordinary course of business.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our unrecognized tax benefits of $3.8 million are not included in the table above.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. As of December 31, 2012, we incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any unconsolidated SPE transactions.

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

Interest Rate Risk

We had cash and cash equivalents of $21.8 million at December 31, 2012, which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer, principal financial officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MaxLinear, Inc.

We have audited MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MaxLinear, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MaxLinear, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLinear, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and the financial statement schedule listed in the Index at Item 15(a)(2) of MaxLinear, Inc. and our report February 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 6, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Proposal Number 1 — Election of Class I Directors By Class A and Class B Common Stock” and “Executive Officers” in our Definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders, or the 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

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

The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in the 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership,” in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number V — Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2012, 2011 and 2010

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2012	$—	$132	$—	$132
2011	—	—	—	—
2010	—	—	—	—
Inventory reserves
2012	$117	$127	$(92)	$152
2011	148	61	(92)	117
2010	120	85	(57)	148
Valuation allowance for deferred tax assets
2012	$16,029	$6,214	$—	$22,243
2011	3,132	12,897	—	16,029
2010	10,361	—	(7,229)	3,132

3. Exhibits

Exhibit Number	Exhibit Title
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 29, 2010 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.8 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.1	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.2	Form of Director and Controlling Person Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title

*+10.3	2004 Stock Plan, as amended.

+10.4	Form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.5	Amendment No. 1 to the form of Stock Option Agreement under the 2004 Stock Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

*+10.6	2010 Equity Incentive Plan, as amended.

+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).

*+10.8	2010 Employee Stock Purchase Plan, as amended.

+10.9	Employment Offer Letter, dated December 20, 2010, between the Registrant and Adam C. Spice (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2010).

+10.10	Employment Offer Letter, dated June 24, 2011, between the Registrant and Brian Sprague (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).

+10.11	Employment Offer Letter, dated September 12, 2011, by and between the Registrant and Justin Scarpulla (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 15, 2012 (File No. 001-34666)).

+10.12	Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.13	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.14	Lease Agreement, dated May 18, 2009, between the Registrant and JCCE – Palomar, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

10.15	Sublease Agreement, dated May 9, 2009, between the Registrant and CVI Laser, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.16	Intellectual Property License Agreement, dated June 18, 2009, between the Registrant and Intel Corporation, (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

*+10.17	Employment Offer Letter, dated November 9, 2012, between the Registrant and Will Torgerson.

†10.18	Distributor Agreement, dated June 5, 2009, between the Registrant and Moly Tech Limited (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.19	Distributor Agreement, dated October 3, 2005, between the Registrant and Tomen Electronics Corporation (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

Exhibit Number	Exhibit Title

†10.20	Distributor Agreement, dated August 19, 2009, between the Registrant and Lestina International Ltd. (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+10.21	MaxLinear, Inc. Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 9, 2012 (File No. 001-34666)).

+10.22	Employment Offer Letter, dated April 22, 2011, between the Registrant and Michael LaChance (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 14, 2012 (File No. 001-34666)).

10.23	Stock Repurchase Agreement, dated August 21, 2012, by and among the Registrant, Mission Ventures III, L.P., Mission Ventures Affiliates III, L.P., and U.S. Venture Partners VIII, L.P. (incorporated by reference to Exhibit 10.23 of the Registrant’s Current Report on Form 8-K filed on August 22, 2012 (File No. 001-34666)).

10.24	Stock Repurchase Agreement, dated October 31, 2012, by and among the Registrant, U.S. Venture Partners VIII, L.P, USVP VIII Affiliates Fund, L.P., USVP Entrepreneur Partners VIII-A, L.P. and USVP Entrepreneur Partners VIII-B, L.P. (incorporated by reference to Exhibit 10.24 of the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-34666)).

+10.25	Separation Agreement, dated March 15, 2012, by and between the Registrant and Patrick E. McCready (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 15, 2012(File No. 001-34666))

*11.1	Statement re computation of income (loss) per share (included on page F-14 of this Form 10-K).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 1, 2011 (File No. 001-34666)).

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	Power of Attorney (included on the signature page of this Form 10-K).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Extension Definition

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested and received for certain portions of these exhibits.

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
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kishore Seendripu, Ph.D. and Adam C. Spice, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KISHORE SEENDRIPU, PH.D. Kishore Seendripu, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	February 6, 2013

/s/ ADAM C. SPICE Adam C. Spice	Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2013

/s/ JUSTIN SCARPULLA Justin Scarpulla	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 6, 2013

/s/ THOMAS E. PARDUN Thomas E. Pardun	Lead Director	February 6, 2013

/s/ STEVEN C. CRADDOCK Steven C. Craddock	Director	February 6, 2013

/s/ HK DESAI HK Desai	Director	February 6, 2013

/s/ CURTIS LING, PH.D Curtis Ling, Ph.D	Director	February 6, 2013

/s/ ALBERT J. MOYER Albert J. Moyer	Director	February 6, 2013

/s/ DONALD E. SCHROCK Donald E. Schrock	Director	February 6, 2013

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MaxLinear, Inc.

We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MaxLinear, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 6, 2013

MAXLINEAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$21,810	$28,026
Short-term investments, available-for-sale	50,265	47,156
Accounts receivable, net	14,558	10,421
Inventory	9,891	8,082
Prepaid expenses and other current assets	1,494	1,394

Total current assets	98,018	95,079
Property and equipment, net	6,866	5,494
Long-term investments, available-for-sale	5,181	10,554
Intangible assets	275	1,021
Other long-term assets	257	228

Total assets	$110,597	$112,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,372	$4,936
Deferred revenue and deferred profit	2,289	4,029
Accrued price protection liability	7,880	2,856
Accrued expenses	5,021	4,547
Accrued compensation	7,004	2,094
Current portion of capital lease obligations	2	32

Total current liabilities	29,568	18,494
Other long-term liabilities	796	855
Capital lease obligations, net of current portion	—	2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 23,181 and 19,107 shares issued and outstanding at December 31, 2012 and 2011, respectively	2	2
Class B common stock, $0.0001 par value; 500,000 shares authorized, 9,673 and 14,143 shares issued and outstanding at December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	139,210	126,695
Accumulated other comprehensive income	35	14
Accumulated deficit	(59,015)	(33,687)

Total stockholders’ equity	80,233	93,025

Total liabilities and stockholders’ equity	$110,597	$112,376

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenue	$97,728	$71,937	$68,701
Cost of net revenue	37,019	26,616	21,560

Gross profit	60,709	45,321	47,141
Operating expenses:
Research and development	46,392	40,156	27,725
Selling, general and administrative	27,225	20,178	15,912

Total operating expenses	73,617	60,334	43,637

Income (loss) from operations	(12,908)	(15,013)	3,504
Interest income	282	292	326
Interest expense	(53)	(69)	(29)
Other expense, net	(232)	(241)	(58)

Income (loss) before income taxes	(12,911)	(15,031)	3,743
Provision (benefit) for income taxes	341	6,993	(6,371)

Net income (loss)	(13,252)	(22,024)	10,114
Net income allocable to preferred stockholders	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(13,252)	$(22,024)	$8,899

Net income (loss) per share attributable to common stockholders(1):
Basic	$(0.40)	$(0.68)	$0.33

Diluted	$(0.40)	$(0.68)	$0.30

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	33,198	32,573	26,743

Diluted	33,198	32,573	29,478

(1)	As a result of the conversion of the Company’s preferred stock into 14.5 million shares of its Class B common stock immediately prior to the completion of the Company’s initial public offering in March 2010, there is a lack of comparability in the basic and diluted net income (loss) per share amounts between the periods presented herein and any historical or future periods.

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(13,252)	$(22,024)	$10,114
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $11, $0, and $14 in 2012, 2011, and 2010	14	(62)	28
Foreign currency translation adjustments, net of tax of $0 in 2012, 2011, and 2010	7	31	17

Other comprehensve income (loss)	21	(31)	45

Comprehensive income (loss)	$(13,231)	$(22,055)	$10,159

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,737	$1	—	$—	—	$—	$2,301	$—	$(21,777)	$(19,475)
Conversion of Series A and B preferred stock to Class A and B common stock	—	—	1,491	—	13,035	1	35,350	—	—	35,351
Conversion of common stock to Class B common stock	(10,737)	(1)	—	—	10,737	1	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	5,680	—	(5,680)	—	—	—	—	—
IPO gross proceeds, net of costs	—	—	5,920	1	—	—	72,903	—	—	72,904
Common stock issued upon exercise of stock options	—	—	—	—	628	—	1,043	—	—	1,043
Employee stock purchase plan	—	—	79	—	—	—	700	—	—	700
Stock-based compensation	—	—	—	—	—	—	4,215	—	—	4,215
Other comprehensive income	—	—	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	—	—	10,114	10,114

Balance at December 31, 2010	—	—	13,170	1	18,720	2	116,512	45	(11,663)	104,897
Conversion of Class B common stock to Class A common stock	—	—	5,557	1	(5,557)	(1)	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	133	—	980	—	1,469	—	—	1,469
Employee stock purchase plan	—	—	247	—	—	—	1,346	—	—	1,346
Stock-based compensation	—	—	—	—	—	—	7,368	—	—	7,368
Other comprehensive loss	—	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	—	(22,024)	(22,024)

Balance at December 31, 2011	—	—	19,107	2	14,143	1	126,695	14	(33,687)	93,025
Conversion of Class B common stock to Class A common stock	—	—	3,991	—	(3,991)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	740	—	521	—	617	—	—	617
Repurchases of common stock	—	—	(1,152)	—	(1,000)	—	—	—	(12,076)	(12,076)
Employee stock purchase plan	—	—	495	—	—	—	1,914	—	—	1,914
Stock-based compensation	—	—	—	—	—	—	9,984	—	—	9,984
Other comprehensive income	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	(13,252)	(13,252)

Balance at December 31, 2012	—	$—	23,181	$2	9,673	$1	$139,210	$35	$(59,015)	80,233

See accompanying notes.

MAXLINEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(13,252)	$(22,024)	$10,114
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	3,531	3,159	1,873
Amortization of investment premiums, net	1,058	1,179	1,258
Stock-based compensation	9,984	7,368	4,215
Deferred income taxes	—	6,668	(6,668)
Gain on sale of available-for-sale securities	(2)	(9)	—
Write down of long-lived assets	184	150	36
Changes in operating assets and liabilities:
Accounts receivable	(4,137)	(7,374)	6,660
Inventory	(1,809)	(657)	(4,575)
Prepaid and other assets	(129)	155	(1,458)
Accounts payable and accrued expenses	3,981	4,368	(2,295)
Amounts due to related party	—	(1,746)	(762)
Accrued compensation	4,910	(51)	424
Deferred revenue and deferred profit	(1,740)	(1,293)	(4,528)
Accrued price protection liability	5,024	2,400	358
Other long-term liabilities	(59)	598	186

Net cash provided by (used in) operating activities	7,544	(7,109)	4,838
Investing Activities
Purchases of property and equipment	(5,055)	(2,962)	(2,960)
Purchases of intangibles	(390)	(201)	(1,275)
Purchases of available-for-sale securities	(87,897)	(111,369)	(111,807)
Maturities of available-for-sale securities	89,151	125,350	37,667

Net cash provided by (used in) investing activities	(4,191)	10,818	(78,375)
Financing Activities
Payments on capital leases	(32)	(82)	(123)
Proceeds from issuance of common stock	2,531	2,815	1,743
Proceeds from initial public offering, net of costs	—	—	75,550
Repurchases of common stock	(12,076)	—	—

Net cash provided by (used in) financing activities	(9,577)	2,733	77,170

Effect of exchange rate changes on cash and cash equivalents	8	21	9
Increase (decrease) in cash and cash equivalents	(6,216)	6,463	3,642
Cash and cash equivalents at beginning of year	28,026	21,563	17,921

Cash and cash equivalents at end of year	$21,810	$28,026	$21,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$9	$29

Cash paid for income taxes	$—	$—	$382

Supplemental disclosures of non cash investing and financing information:
Accrued purchase of property and equipment	$52	$708	$554

See accompanying notes.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal semiconductor solutions for broadband communications applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable and terrestrial set top boxes, DOCSIS data and voice gateways, digital televisions, mobile handsets, personal computers, netbooks and in-vehicle entertainment devices. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.

Initial Public Offering

In March 2010, the Company completed the initial public offering, or IPO, of its Class A common stock in which it sold and issued 5.9 million shares of Class A common stock at an issue price of $14.00 per share. The Company raised a total of $82.9 million in gross proceeds in the IPO, or approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions of $5.8 million and other offering costs of $4.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 14.5 million shares of Class B common stock.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on each customers’ credit worthiness, as determined by the Company’s review of current credit information. The

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2012, the Company had recorded an allowance for doubtful accounts of $0.1 million. As of December 31, 2011, the Company did not have an allowance for doubtful accounts recorded.

Inventory

Inventory is stated at the lower of cost or market. Cost approximate actual cost on a first-in, first-out basis and market reflects current replacement cost (e.g. net replacement value) which cannot exceed net realizable value or fall below net realizable value less an allowance for an approximately normal profit margin. The Company reduces its inventory to its lower of cost or market on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its market value based upon assumptions about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of.

Investments, Available-for-Sale

The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale investments, if any, are determined on a specific identification basis and are also included in interest income.

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

Production Masks

Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful life of two years. To determine if the production mask has alternative future uses or benefits, the Company evaluates risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.

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

A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 40% of net revenue for the year ended December 31, 2012. Revenues from the Company’s distributors accounted for 71% of net revenue in the year ended December 31, 2011. Pricing credits to the Company’s distributors may result from its pricing credit and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales to distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.

For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to the Company’s distributors where revenue is not recognized, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the corresponding deferred profit in the consolidated balance sheet as a component of deferred revenue, representing the difference

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from the Company’s distributors may result in the realization of a different amount of profit included in the Company’s future consolidated statements of operations than the amount recorded as deferred profit in the Company’s consolidated balance sheets.

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

Stock Repurchase

The Company records the excess of repurchase price over par value to accumulated deficit upon repurchase and retirement of shares of its Class A common stock and Class B common stock in accordance with the accounting standard for equity.

Warranty

The Company generally provides a warranty on its products for a period of one year. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2012 and 2011, no accrual for warranty costs was recorded based on the Company’s analysis.

Segment Information

The Company operates in one segment as it has developed, marketed and sold primarily only one class of similar products, integrated radio frequency analog and mixed signal semiconductor solutions for broadband communication applications.

The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

The Company has assessed its products on an individual basis and determined that they are similar based on the following reasons:

•

The Company’s portfolio of products share similar economic characteristics as they have a similar long term business model, operate at gross margins similar to the Company’s consolidated gross margin, and have similar research and development expenses and similar selling, general and administrative expenses;

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

•

The causes for variation within the Company’s portfolio of products are the same and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) extent of product differentiation relative to the Company’s competition, and (iv) the sensitivity to the overall cyclical nature of the semiconductor industry;

•

The Company’s product portfolio and development roadmap is managed by a common Vice President and General Manager, and the technology across products within the portfolio is so similar that the Company’s engineering resources are highly fungible and commonly work across product families;

•	The Company’s integrated circuits all use the same standard CMOS manufacturing processes and provide the same fundamental functionality in the electronics platforms in which they reside;

•

The integrated circuits marketed are sold to one type of customer: manufacturers of wired and wireless communications equipment, which incorporate the Company’s integrated circuits into their electronic products; and

•	All of the Company’s integrated circuits are sold through a centralized sales force and common distributors.

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

Customers greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2012	2011	2010
Percentage of total net revenue
Arris	25%	11%	*
Pace	10	*	*
Panasonic	*	14	16
Toshiba	*	*	10

*	Represents less than 10% of the net revenue for the respective period.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Products shipped to international destinations representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2012	2011	2010
Percentage of total net revenue
China	38%	15%	24%
Taiwan	31	30	13
Japan	14	39	57

The determination of which country a particular sale is allocated to is based on the destination of the product shipment.

Balances greater than 10% of accounts receivable are as follows:

	December 31,
	2012	2011
Percentage of gross accounts receivable:
Unihan Corporation	24%	12%
Moly Tech Limited	20	19
Asia Fortune Electronics Enterprise	*	20

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, employee stock purchase rights, restricted stock units and restricted stock awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units and restricted stock awards based on the fair market value of its Class A common stock on the grant date. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the statements of operations based on the department to which the related employee reports.

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

Income Taxes

The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as unrealized holding gains and losses on available-for-sale investments, net of tax, and translation gains and losses.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

2. Net Income (Loss) per Share

Prior to the Company’s IPO, net income (loss) per share was computed as required by provisions within the accounting standard for earnings per share, which established guidance regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. The accounting standard for earnings per share requires earnings for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income (loss) attributable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted-average number of shares of common stock outstanding for the period, net of shares subject to repurchase by the Company. The accounting standard for earnings per share does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the following net income (loss) per share amounts only pertain to the Company’s common stock. In 2010, the Company calculated diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock was anti-dilutive to basic net income (loss) per share. To the extent preferred stock was anti-dilutive, the Company calculated diluted net income (loss) per share under the two-class method.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2012	2011	2010
Historical
Numerator:
Net income (loss)	$(13,252)	$(22,024)	$10,114
Net income allocable to preferred stockholders	—	—	(1,215)

Net income (loss) attributable to common stockholders	$(13,252)	$(22,024)	$8,899

Denominator:
Weighted average common shares outstanding—basic	33,198	32,573	26,743
Dilutive common stock equivalents	—	—	2,735

Weighted average common shares outstanding—diluted	33,198	32,573	29,478

Net income (loss) per share attributable to common stockholders:
Basic	$(0.40)	$(0.68)	$0.33

Diluted	$(0.40)	$(0.68)	$0.30

The Company excluded 4.4 million, 5.1 million and 1.3 million common stock equivalents for the years ended December 31, 2012, 2011 and 2010, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

3. Financial Instruments

The composition of financial instruments is as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Money market funds	$4,643	$—	$—	$4,643
Government debt securities	6,000	3	—	6,003
Corporate debt securities	49,441	6	(4)	49,443

	60,084	9	(4)	60,089
Less amounts included in cash and cash equivalents	(4,643)	—	—	(4,643)

	$55,441	$9	$(4)	$55,446

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value

		Gains	Losses
Money market funds	$14,372	$—	$—	$14,372
Government debt securities	15,966	3	—	15,969
Corporate debt securities	41,764	7	(30)	41,741

	72,102	10	(30)	72,082
Less amounts included in cash and cash equivalents	(14,372)	—	—	(14,372)

	$57,730	$10	$(30)	$57,710

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

As of December 31, 2012, the Company held 10 corporate debt securities with an aggregate fair value of $18.4 million that were in an unrealized loss position for less than 12 months. Gross unrealized losses represent temporary impairments on corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at December 31, 2012 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

All of the Company’s long-term available-for-sale securities were due between one and two years as of December 31, 2012.

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of December 31, 2012 and 2011, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of December 31, 2012 and 2011.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,643	$4,643	$—	$—
Government debt securities	6,003	—	6,003	—
Corporate debt securities	49,443	—	49,443	—

	$60,089	$4,643	$55,446	$—

		Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,372	$14,372	$—	$—
Government debt securities	15,969	—	15,969	—
Corporate debt securities	41,741	—	41,741	—

	$72,082	$14,372	$57,710	$—

There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 31, 2012.

4. Balance Sheet Details

Inventory consists of the following:

	December 31,
	2012	2011
Work-in-process	$3,233	$3,641
Finished goods	6,658	4,441

	$9,891	$8,082

Property and equipment consist of the following:

	Useful Life (in Years)	December 31,
		2012	2011
Furniture and fixtures	5	$355	$305
Machinery and equipment	3 - 5	8,331	6,875
Masks and production equipment	2	4,894	3,249
Software	3	736	558
Leasehold improvements	4 - 5	829	489
Construction in progress	N/A	20	6

		15,165	11,482
Less accumulated depreciation and amortization		(8,299)	(5,988)

		$6,866	$5,494

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	December 31,
		2012	2011
Licensed technology	3	$1,865	$1,865
Less accumulated amortization		(1,590)	(844)

		$275	$1,021

The following table presents future amortization of the Company’s intangible assets at December 31, 2012:

Amortization
2013	$275

Total	$275

Deferred revenue and deferred profit consist of the following:

	December 31,
	2012	2011
Deferred revenue—rebates	$23	$190
Deferred revenue—distributor transactions	3,735	5,606
Deferred cost of revenue—distributor transactions	(1,469)	(1,767)

	$2,289	$4,029

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued technology license payments	$2,996	$2,794
Accrued professional fees	386	203
Accrued export compliance costs	6	750
Other	1,633	800

	$5,021	$4,547

Other long-term liabilities consist of the following:

	December 31,
	2012	2011
Accrued technology license payments	$—	$371
Deferred rent	215	248
Other	581	236

	$796	$855

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

5. Commitments and Contingencies

Lease Commitments and Other Contractual Obligations

During May 2009, the Company entered into two lease agreements for office facilities in Carlsbad, CA. One lease commenced on June 1, 2009 and expires on January 22, 2014. The second lease commenced on September 1, 2009 and expires on August 31, 2014. The lease which expires on August 31, 2014 has an option to extend the lease beyond the initial term for three years. The terms of these leases provide for rental payments on a monthly basis with periodic rent escalations over the term of the lease. During January 2010, the Company entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and commenced in April 2010 with an option to extend the lease for an additional five years. During February and August 2011 and October 2012, the Company entered into amendments to its existing operating lease agreement for a research and development facility in Irvine, CA. The amended operating lease calls for an expansion in the amount of space occupied and an extension to May 2016. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, incentives were granted, including discounted rental payments and inducements. As such, these allowances have been recorded as deferred rent and these items are being recognized as reductions to rental expense on a straight-line basis over the term of the lease.

At December 31, 2012, future minimum annual payments under the non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2013	$1,307	$2,295	$3,898
2014	846	323	—
2015	387	175	—
2016	142	—	—
2017	—	—	—

Total minimum annual payments	$2,682	$2,793	$3,898

Total rent expense for 2012, 2011 and 2010, was $1.2 million, $1.0 million and $0.7 million, respectively.

Other obligations represent purchase commitments for software licensing arrangements, information systems infrastructure and other commitments made in the ordinary course of business.

Silicon Labs Litigation

On May 13, 2012, the Company filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Laboratories Inc., or Silicon Labs, as defendant seeking an order that the Company’s CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on the Company’s MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012,

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

the court issued an order denying Silicon Labs’ motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the ‘364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court has scheduled a claims construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against the Company in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of the Company’s products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which the Company filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against the Company’s products. The Company has filed counterclaims for infringement on three (3) patents owned by the Company – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer the Company’s counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court has similarly scheduled a claim construction hearing for April 19, 2013 and scheduled trial to commence on February 11, 2014.

On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against the Company seeking an order that Silicon Labs’ products do not infringe the three (3) patents owned by the Company asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further sought a ruling that the patents are invalid. The Company filed a motion to dismiss for lack of personal jurisdiction, and the Court granted limited jurisdictional discovery related to the issue. On January 17, 2013, the Court granted the Company’s Motion to Dismiss for Lack of Jurisdiction and ordered dismissal of the Texas action.

The Company has not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Export Compliance Matter

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

The Company submitted final voluntary disclosures to OFAC on June 1, 2012 and BIS on June 15, 2012 and July 11, 2012. On September 27, 2012, OFAC closed out the Company’s Voluntary Self Disclosure with the issuance of a cautionary letter, and no monetary or other penalty was imposed against the Company. On November 6, 2012, BIS closed out the Company’s Voluntary Self Disclosure with the issuance of a warning letter, which means that no monetary or other penalty was imposed against the Company.

In the year ended December 31, 2012, the Company reduced its previously recorded estimates of OFAC and BIS penalties and fines by $0.9 million. At December 31, 2012, the Company had no liability recorded for this matter. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of its products, the Company has implemented additional export control compliance management oversight and has undertaken remedial measures to reduce the risk of similar events occurring in the future.

Warranties and Indemnifications

In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, the Company’s certificate of incorporation and bylaws require the Company to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors and certain controlling persons. As of December 31, 2012, the Company incurred expenses of $0.3 million under such provisions related to the export compliance matter disclosed above.

Other Matters

In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the Silicon Labs litigation described above, the Company believes that there are no other currently pending matters that, if determined adversely to the Company, would have a material effect on its business or that would not be covered by its existing liability insurance maintained by the Company.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

6. Stock-Based Compensation, Employee Benefit Plans and Convertible Preferred Stock

Common Stock

At December 31, 2012, the Company had 500.0 million authorized shares of Class A common stock and 500.0 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two member of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Stock Repurchase

In the year ended December 31, 2012, the Company’s board of directors and the audit committee of the Company’s board of directors approved the repurchase and retirement of 1.2 million shares of the Company’s Class A common stock and the repurchase and retirement of 1.0 million shares of the Company’s Class B common stock. The Company effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of the Company’s Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million.

Other than the transactions disclosed above, the Company’s board of directors has not authorized any stock repurchase program, and the Company has no current plans to effect any open-market purchases of its Class A common stock or other repurchases of its Class B common stock from two of its shareholders.

Exchange Offer

In May 2012, the Company completed an offer to exchange (the “Exchange Offer”) for restricted stock units (RSUs), certain outstanding options to purchase shares of the Company’s Class A common stock and shares of the Company’s Class B common stock. Pursuant to the terms and conditions of the Exchange Offer, the Company accepted for exchange options to purchase 1.3 million shares of the Company’s Class A common stock and 0.6 million shares of the Company’s Class B common stock. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 1.0 million restricted stock units in exchange therefor, pursuant to the terms of the Exchange Offer. The Company accounted for the Exchange Offer as a modification of the original options as required by the accounting standard for stock-based compensation. The total Exchange Offer stock-based compensation is $7.3 million, including the incremental value attributed to the modified options of $1.8 million, which will be recognized over the vesting period of the new RSUs.

Employee Benefit Plans

At December 31, 2012, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

2010 Equity Incentive Plan

The 2010 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2.6 million shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a four-year period and the term can be from seven to ten years. Restricted stock units granted will generally vest over a four-year period.

2010 Employee Stock Purchase Plan

The ESPP authorizes the issuance of shares of the Company’s Class A common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 1.0 million shares of the Company’s Class A common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the first day of the fiscal year; or such lesser amount as may be determined by our board of directors or a committee appointed by our board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings, subject to certain limitations, for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.

Executive Incentive Bonus Plan

In April 2012, the Company’s compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. At December 31, 2012, an accrual of $5.0 million was recorded for bonus awards for employees for the 2012 performance period, which the Company intends to settle in shares of its Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Stock-Based Compensation

The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2012	2011	2010
Cost of net revenue	$85	$54	$80
Research and development	6,382	4,434	2,589
Selling, general and administrative	3,517	2,880	1,546

	$9,984	$7,368	$4,215

The total unrecognized compensation cost related to unvested stock options as of December 31, 2012 was $3.6 million, and the weighted average period over which these equity awards are expected to vest is 2.92 years. The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of December 31, 2012 was $21.8 million, and the weighted average period over which these equity awards are expected to vest is 2.90 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $0.08 million, $0.2 million and $0.2 million for 2012, 2011 and 2010, respectively.

Stock Options

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of operations based on the department to which the related employee reports.

The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

Stock Options

	Years Ended December 31,
	2012	2011	2010
Weighted-average grant date fair value per share	$2.37	$4.15	$6.89
Risk-free interest rate	0.88%	1.95%	2.51%
Dividend yield	—	—	—
Expected life (years)	4.84	5.02	6.06
Volatility	56.00%	52.00%	55.00%

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

	Years Ended December 31,
	2012	2011	2010
Weighted-average grant date fair value per share	$1.28 – $1.42	$1.89 – $2.46	$3.18 – $8.38
Risk-free interest rate	0.14 – 0.15%	0.05 – 0.07%	0.14 – 1.14%
Dividend yield	—	—	—
Expected life (years)	0.5	0.5	0.5 – 2.10
Volatility	46.60 – 55.74%	45.70 – 72.84%	30.43 – 60.03%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The Company will continue to assess the appropriateness of the use of the simplified method as it develops a history of option exercises.

In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,666	$6.73
Granted	1,285	5.01
Exercised	(521)	1.55
Canceled	(2,236)	9.70

Outstanding at December 31, 2012	3,194	$4.81	6.2	$3,214

Vested and expected to vest at December 31, 2012	3,168	$4.80	6.2	$3,210

Exercisable at December 31, 2012	1,516	$4.02	5.6	$2,991

The intrinsic value of stock options exercised during 2012, 2011 and 2010 was $2.1 million, $6.7 million and $5.2 million, respectively.

Restricted Stock Units and Restricted Stock Awards

The Company calculates the fair value of restricted stock units and restricted stock awards based on the fair market value of the Company’s Class A common stock on the grant date. Stock-based compensation expense is recognized over the vesting period using the straight-line method and is classified in the consolidated statements of operations based on the department to which the related employee reports.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2011	1,820	$7.87
Granted	3,553	5.83
Vested	(629)	7.20
Canceled	(433)	7.38

Outstanding at December 31, 2012	4,311	$6.33

The intrinsic value of restricted stock units vested during 2012 and 2011 was $3.2 million and $0.7 million, respectively. No restricted stock units vested during 2010. The intrinsic value of restricted stock units outstanding at December 31, 2012 was $20.9 million.

No restricted stock awards vested during 2012, 2011 and 2010.

Shares Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

December 31, 2012
Stock options outstanding	3,194
Restricted stock units and restricted stock awards outstanding	4,311
Authorized for future grants under 2010 Equity Incentive Plan	6,516
Authorized for future issuance under 2010 Employee Stock Purchase Plan	639

Total	14,660

Convertible Preferred Stock

Prior to the Company’s IPO, its convertible preferred stock has been classified as temporary equity on the balance sheet instead of in stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the control of the Company, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption. Accordingly, these shares were considered contingently redeemable and the carrying values of the convertible preferred stock were adjusted to their liquidation values at the date of issuance.

Upon closing of the IPO in March 2010, an aggregate amount of 14.5 million of Series A Preferred Stock and Series B Preferred Stock was automatically converted into 1.5 million shares of Class A common stock and 13.0 million shares of Class B common stock, which is reflected in the consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2010.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

7. Income Taxes

The domestic and international components of income (loss) before provision (benefit) from income taxes are presented as follows:

	Years Ended December 31,
	2012	2011	2010
Domestic	$(11,918)	$(13,775)	$6,465
Foreign	(993)	(1,256)	(2,722)

Income (loss) before taxes	$(12,911)	$(15,031)	$3,743

Income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$236	$126
State	—	20	163
Foreign	351	69	22

Total current	351	325	311
Deferred:
Federal	(4,162)	(5,183)	1,336
State	(2,062)	(1,731)	(104)
Foreign	—	685	(685)
Change in valuation allowance	6,214	12,897	(7,229)

Total deferred	(10)	6,668	(6,682)

Total income tax provision (benefit)	$341	$6,993	$(6,371)

The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2012	2011	2010
Provision (benefit) at statutory rate	$(4,390)	$(5,111)	$1,273
State income taxes (net of federal benefit)	(1,247)	24	336
Research and development credits	(858)	(3,320)	(1,078)
Foreign rate differential	445	1,182	262
Stock compensation	278	974	959
Foreign dividend	—	94	46
Estimated export compliance fines and penalties	(255)	255	—
Foreign tax credit	—	(236)	—
Permanent and other	154	260	(940)
Valuation allowance	6,214	12,871	(7,229)

Total provision (benefit) for income taxes	$341	$6,993	$(6,371)

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$8,216	$6,155
Research and development credits	9,088	8,077
Accrued expenses and other	1,970	644
Stock-based compensation	3,184	1,685

	22,458	16,561
Less valuation allowance	(22,243)	(16,029)

	215	532
Deferred tax liability:
Depreciation and amortization	(215)	(532)

Net deferred tax assets	$—	$—

At December 31, 2012, the Company had federal and state tax net operating loss carryforwards of approximately $24.6 million and $26.7 million, respectively. These amounts include share-based compensation for federal and state of $6.4 million and $3.8 million, that will be recorded to contributed capital when realized. The federal and state tax loss carryforwards will begin to expire in 2026 and 2018, respectively, unless previously utilized.

At December 31, 2012, the Company had federal and state tax credit carryforwards of approximately $5.2 million and $6.8 million, respectively. The federal tax credit carryforward will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $0.2 million that can be carried forward indefinitely.

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

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses and management’s expectations of additional near-term losses, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision of approximately $6.7 million during 2011. During 2012, the Company maintained a valuation allowance against all of its federal and state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.

At December 31, 2012, the Company’s unrecognized tax benefits totaled $3.8 million, $3.1 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2012, the Company had no accrual for interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months.

The following table summarizes the changes to the unrecognized tax benefits during 2012, 2011 and 2010:

Balance as of December 31, 2009	$872
Additions based on tax positions related to the current year	287
Additions based on tax positions of prior year	25

Balance as of December 31, 2010	1,184
Additions based on tax positions related to the current year	1,018
Additions based on tax positions of prior year	818

Balance as of December 31, 2011	3,020
Additions based on tax positions related to the current year	725
Additions based on tax positions of prior years	132
Decreases based on tax positions of prior year	(127)

Balance as of December 31, 2012	$3,750

The Company is subject to federal and California income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2012, the Company is no longer subject to federal, California or foreign income tax examinations for the years before 2009, 2008 and 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is currently under examination by the tax authorities in California for the tax years 2008 and 2009.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. The Act included several provisions related to corporate income tax including the reinstatement of the credit for qualified research and development. The credit was reinstated for years beginning after January 1, 2012.

The Company is benefitting from a tax holiday in China and is subject to a tax rate of 15% in China, compared to the statutory rate of 25%. This reduced rate is scheduled to increase to the statutory tax rate in 2014. This tax holiday may be extended if certain conditions are met.

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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts and percentage data)

9. Related-Party Transactions

Transactions with an affiliate of one of the Company’s stockholders identified as related-party transactions in the year ended December 31, 2010 were not deemed to be related-party transactions for the year ended December 31, 2012 and 2011 as the stockholder is no longer a beneficial owner of the Company. For 2010, the Company recorded charges of $15.8 million related to wafer inventory purchased from and research and development expenses incurred with an affiliate of one of the Company’s stockholders.

10. Selected Quarterly Financial Data (Unaudited)

The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2012. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$20,683	$24,420	$27,795	$24,830
Gross profit	12,416	15,122	17,467	15,704
Net income (loss)	(6,562)	(2,559)	450 (1)	(4,581)
Net income (loss) per share:
Basic	$(0.20)	$(0.08)	$0.01	$(0.14)
Diluted	$(0.20)	$(0.08)	$0.01	$(0.14)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$16,908	$18,094	$17,639	$19,296
Gross profit	10,831	11,435	11,332	11,723
Net loss	(1,148)	(4,796)	(11,388)	(4,692)
Net loss per share:
Basic	$(0.04)	$(0.15)	$(0.35)	$(0.14)
Diluted	$(0.04)	$(0.15)	$(0.35)	$(0.14)

(1)	Includes the reduction of the Company’s previously recorded estimate of OFAC penalties and fines by $0.6 million.