Form 10-Q
period 2013-03-31
MAXLINEAR INC
filed 2013-05-01
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 22, 2013, the registrant has 23,437,298 shares of Class A common stock, par value $0.0001, and 9,665,014 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,174	$21,810
Short-term investments, available-for-sale	41,727	50,265
Accounts receivable, net	18,019	14,558
Inventory	8,662	9,891
Prepaid expenses and other current assets	1,370	1,494
Total current assets	86,952	98,018
Property and equipment, net	6,550	6,866
Long-term investments, available-for-sale	18,356	5,181
Intangible assets	123	275
Other long-term assets	264	257
Total assets	$112,245	$110,597
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,798	$7,372
Deferred revenue and deferred profit	2,937	2,289
Accrued price protection liability	9,788	7,880
Accrued expenses and other current liabilities	4,924	5,023
Accrued compensation	9,281	7,004
Total current liabilities	30,728	29,568
Other long-term liabilities	828	796
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 23,437 and 23,181 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $0.0001 par value; 500,000 shares authorized, 9,665 and 9,673 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	141,973	139,210
Accumulated other comprehensive income	28	35
Accumulated deficit	(61,315)	(59,015)
Total stockholders’ equity	80,689	80,233
Total liabilities and stockholders’ equity	$112,245	$110,597

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net revenue	$26,534	$20,683
Cost of net revenue	9,822	8,267
Gross profit	16,712	12,416
Operating expenses:
Research and development	11,511	11,908
Selling, general and administrative	7,403	6,959
Total operating expenses	18,914	18,867
Loss from operations	(2,202)	(6,451)
Interest income	59	65
Interest expense	(4)	(19)
Other expense, net	(73)	(96)
Loss before income taxes	(2,220)	(6,501)
Provision for income taxes	80	61
Net loss	$(2,300)	$(6,562)
Net loss per share:
Basic	$(0.07)	$(0.20)
Diluted	$(0.07)	$(0.20)
Shares used to compute net loss per share:
Basic	32,821	33,312
Diluted	32,821	33,312

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(2,300)	$(6,562)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 and $7 for the three months ended March 31, 2013 and 2012, respectively	(12)	14
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2013 and 2012, respectively	5	5
Other comprehensive income (loss)	$(7)	$19
Total comprehensive loss	$(2,307)	$(6,543)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net loss	$(2,300)	$(6,562)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	981	870
Amortization of investment premiums, net	223	249
Stock-based compensation	2,789	2,223
Write down of long-lived assets	64	69
Changes in operating assets and liabilities:
Accounts receivable	(3,461)	(648)
Inventory	1,229	1,316
Prepaid and other assets	117	228
Accounts payable, accrued expenses and other current liabilities	(3,713)	959
Accrued compensation	2,277	1,567
Deferred revenue and deferred profit	648	(1,515)
Accrued price protection liability	1,908	527
Other long-term liabilities	39	(363)
Net cash provided by (used in) operating activities	801	(1,080)
Investing Activities
Purchases of property and equipment	(542)	(848)
Purchases of intangible assets	—	(195)
Purchases of available-for-sale securities	(32,172)	(32,390)
Maturities of available-for-sale securities	27,300	30,250
Net cash used in investing activities	(5,414)	(3,183)
Financing Activities
Payments on capital leases	(1)	(24)
Net proceeds from issuance of common stock	23	79
Minimum tax withholding paid on behalf of employees for restricted stock units	(48)	(24)
Net cash provided by (used in) financing activities	(26)	31
Effect of exchange rate changes on cash and cash equivalents	3	2
Decrease in cash and cash equivalents	(4,636)	(4,230)
Cash and cash equivalents at beginning of period	21,810	28,026
Cash and cash equivalents at end of period	$17,174	$23,796

See accompanying notes.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communication applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable and terrestrial set top boxes, DOCSIS data and voice gateways, and digital televisions. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.
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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC on February 6, 2013.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes of the unaudited consolidated financial statements. Actual results could differ from those estimates.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 28% of net revenue for the three months ended March 31, 2013. Revenues from the Company’s distributors accounted for 49% of net revenue in the three months ended March 31, 2012. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

be returned pursuant to these agreements. As a result, for sales to distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection and unit rebate agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The Company may enter into unit rebate agreements with end customers based on volume purchases. The Company estimates that all of the unit rebates will be achieved based on the history of these programs and accordingly, the Company reduces the average selling price of the product sold under the rebate program and defers revenue for the difference between the amount billed to the customer and the adjusted average selling price. Once the targeted level is achieved, the deferred revenue is recognized as revenue as rebated products are shipped to the end customer. Deferred revenue associated with rebate programs is included in deferred revenue and deferred profit in the consolidated balance sheet.
Recent Accounting Pronouncements
Effective January 1, 2013, the Company adopted the Financial Accounting Standards Board’s standard regarding the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.
2. Net Loss Per Share
Net loss per share is computed as required by the accounting standard for earnings per share, or EPS. Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net loss by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
The Company has two classes of stock outstanding, Class A common stock and Class B common stock. The economic rights of the Class A common stock and Class B common stock, including rights in connection with dividends and payments upon a liquidation or merger are identical, and the Class A common stock and Class B common stock will be treated equally, identically and ratably, unless differential treatment is approved by the Class A common stock and Class B common stock, each voting separately as a class. The Company computes basic earnings per share by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during the period. For diluted earnings per share, the Company divides net loss by the sum of the weighted average number of shares of Class A and Class B common stock outstanding and the potential number of shares of dilutive Class A and Class B common stock outstanding during the period.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(2,300)	$(6,562)
Denominator:
Weighted average common shares outstanding—basic	32,821	33,312
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	32,821	33,312
Net loss per share:
Basic	$(0.07)	$(0.20)
Diluted	$(0.07)	$(0.20)
The Company excluded 4,510 and 5,527 common stock equivalents for the three months ended March 31, 2013 and 2012, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$28	$—	$—	$28
Government debt securities	13,273	4	(1)	13,276
Corporate debt securities	46,817	5	(15)	46,807
	60,118	9	(16)	60,111
Less amounts included in cash and cash equivalents	(28)	—	—	(28)
	$60,090	$9	$(16)	$60,083

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$4,643	$—	$—	$4,643
Government debt securities	6,000	3	—	6,003
Corporate debt securities	49,441	6	(4)	49,443
	60,084	9	(4)	60,089
Less amounts included in cash and cash equivalents	(4,643)	—	—	(4,643)
	$55,441	$9	$(4)	$55,446

As of March 31, 2013, the Company held 16 corporate and government debt securities with an aggregate fair value of $24.9 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.02 million at March 31, 2013 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at March 31, 2013 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of March 31, 2013.
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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of March 31, 2013 and December 31, 2012, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of March 31, 2013 and December 31, 2012.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$28	$28	$—	$—
Government debt securities	13,276	—	13,276	—
Corporate debt securities	46,807	—	46,807	—
	$60,111	$28	$60,083	$—

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,643	$4,643	$—	$—
Government debt securities	6,003	—	6,003	—
Corporate debt securities	49,443	—	49,443	—
	$60,089	$4,643	$55,446	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2013.
4. Balance Sheet Details
Inventory consists of the following:

	March 31, 2013	December 31, 2012
Work-in-process	$2,438	$3,233
Finished goods	6,224	6,658
	$8,662	$9,891
Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2013	December 31, 2012
Furniture and fixtures	5	$366	$355
Machinery and equipment	3 -5	8,520	8,331
Masks and production equipment	2	5,125	4,894
Software	3	729	736
Leasehold improvements	4 -5	839	829
Construction in progress	N/A	24	20
		15,603	15,165
Less accumulated depreciation and amortization		(9,053)	(8,299)
		$6,550	$6,866
Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2013	December 31, 2012
Licensed technology	3	$1,865	$1,865
Less accumulated amortization		(1,742)	(1,590)
		$123	$275

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at March 31, 2013:

Amortization
2013	$123
Total	$123
Deferred revenue and deferred profit consist of the following:

	March 31, 2013	December 31, 2012
Deferred revenue—rebates	$15	$23
Deferred revenue—distributor transactions	4,948	3,735
Deferred cost of net revenue—distributor transactions	(2,026)	(1,469)
	$2,937	$2,289
Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued technology license payments	$3,000	$2,996
Accrued professional fees	549	386
Accrued litigation costs	637	586
Other	738	1,055
	$4,924	$5,023
Other long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$201	$215
Other	627	581
	$828	$796
5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs granted in the three months ended March 31, 2013 was $5.46. The weighted-average grant date fair value per share of the RSUs granted in the three months ended March 31, 2012 was $5.51. No stock options or RSAs were granted during the three months ended March 31, 2013. No RSAs were granted during the three months ended March 31, 2012.
The fair values of stock options were estimated at their respective grant date using the following assumptions:

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Stock Options

	Three Months Ended March 31,
	2013	2012
Weighted-average grant date fair value per share	$—	$2.45
Risk-free interest rate	—%	0.88%
Dividend yield	—	—
Expected life (years)	0.00	4.58
Volatility	—%	56.00%
Employee Stock Purchase Rights
No rights were granted in connection with the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2013 and 2012.
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
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
Cost of net revenue	$24	$18
Research and development	1,754	1,448
Selling, general and administrative	1,011	757
	$2,789	$2,223
Employee Benefit Plans
2010 Equity Incentive Plan
The 2010 Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The exercise price for an incentive or a non-statutory stock option cannot be less than 100% of the fair market value of the Company’s Class A common stock on the date of grant. Options granted will generally vest over a four-year period and the term can be from seven to ten years.
On January 1, 2013, 1.3 million shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Equity Incentive Plan pursuant to an “evergreen” provision contained in the 2010 Equity Incentive Plan.
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
On January 1, 2013, 0.4 million shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.
Common Stock
At March 31, 2013, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
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
The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2013. The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2012. The provision for income taxes for the three months ended March 31, 2013 and 2012 primarily relates to income tax in certain foreign jurisdictions.
During the three months ended March 31, 2013, the Company’s unrecognized tax benefits increased by $0.05 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2013.
The Company is currently under examination by the Internal Revenue Service for the years 2010 and 2011. The California examination of the 2008 and 2009 years was completed during the three months ended March 31, 2013 with no adjustment to taxable income.
7. Commitments and Contingencies
Silicon Labs Litigation

On May 13, 2012, the Company filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Laboratories Inc., or Silicon Labs, as defendant seeking an order that the Company’s CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on the Company’s MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs’ motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the ‘364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against the Company in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of the Company’s products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which the Company filed a declaratory judgment action against Silicon Labs. The Silicon Labs

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

complaint seeks damages and injunctive relief against the Company’s products. The Company has filed counterclaims for infringement on three (3) patents owned by the Company – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer the Company’s counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court had a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial set top boxes, DOCSIS data and voice gateways, and digital televisions.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $97.7 million in fiscal 2012. In the three months ended March 31, 2013 and 2012, respectively, our net revenue was derived from sales of global digital RF receiver products for analog and digital television applications, cable modems and gateways. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 90% of net revenue in the three months ended March 31, 2013 and 88% of net revenue in the three months ended March 31, 2012, respectively. A significant but declining portion of these sales in Asia are through distributors. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three months ended March 31, 2013 and 2012 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the three months ended March 31, 2013 and 2012 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2013, one of our customers accounted for 30%, respectively, of our net revenue, and our ten largest customers collectively accounted for 74% of our net revenue. In the three months ended March 31, 2012, one of our customers accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set top box market, a design-in can have a product life cycle of 18 to 24 months. In the Cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months.
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
There were no significant changes during the quarter ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2013.
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

Comparison of the Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net revenue	100%	100%
Cost of net revenue	37	40
Gross profit	63	60
Operating expenses:
Research and development	43	58
Selling, general and administrative	28	34
Total operating expenses	71	92
Loss from operations	(8)	(32)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss before income taxes	(8)	(32)
Provision for income taxes	—	—
Net loss	(8)%	(32)%

Net Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Cable	$18,566	$11,889	56%
% of net revenue	70%	57%
Terrestrial	7,968	8,794	(9)%
% of net revenue	30%	43%
Total net revenue	$26,534	$20,683	28%
The increase in net revenue in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to an increase in sales revenue from cable products of $6.6 million, offset by a decrease in revenue derived from terrestrial products of $0.8 million. The majority of the growth in Cable revenue was attributable to sales into DOCSIS 3.0 cable modems, with the remaining growth coming from both Cable video server-gateway and Cable DTA applications. The revenue declines in Terrestrial were primarily attributable to automotive in-cabin applications, along with lesser declines in terrestrial set-top box applications, partially offset by growth in terrestrial TV. The demand for our terrestrial and cable products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial, and, with respect to our cable products, the growth in demand, if any, for high speed broadband connectivity and related multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of net revenue	$9,822	$8,267	19%
% of net revenue	37%	40%
Gross profit	16,712	12,416	35%
% of net revenue	63%	60%
The increase in the gross profit percentage was primarily due to higher mix of certain higher margin cable products and hybrid TV products, partially offset by a decrease in mix of certain lower margin terrestrial set top box and TV products. Specifically, margins benefited from the transition from the Company's first generation 130 nanometer hybrid TV tuner to its latest generation 65 nanometer device. In addition, gross profit increased due to average selling prices of certain key products declining slower than their average manufacturing costs. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Research and development	$11,511	$11,908	(3)%
% of net revenue	43%	58%

The decrease in research and development expense for the three months ended March 31, 2013 was primarily due to decreases in embedded intellectual property IP licensing expenses of $0.7 million and prototyping and mask expenses of $1.0 million, for the three months ended March 31, 2013. This was partially offset by $1.1 million of increased payroll-related items (including stock-based compensation), primarily due to a 7% increase in our average full-time-equivalent headcount compared to the same three month period of the prior year. In the past, we have entered into technology license agreements based on management review and determinations concerning market opportunities. We cannot predict whether we will enter into more of these types of licenses or the magnitude or timing of any such license agreements. Absent these types of licensing events, we expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2013	2012	% Change
	(dollars in thousands)
Selling, general and administrative	$7,403	$6,959	6%
% of net revenue	28%	34%

The increase in selling, general and administrative expense in the three months ended March 31, 2013 was primarily attributable to increases in payroll-related expenses (including stock-based compensation) of $0.8 million, which was offset partially by representative and distributor commissions and consulting expense, totaling $0.5 million for the three months ended March 31, 2013. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure. Future selling, general, and administrative expenses could also be affected by legal expenses associated with the lawsuit filed against Silicon Labs and related actions. We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2013	2012
Interest income	$59	$65
Interest expense	(4)	(19)
Other expense, net	(73)	(96)
Interest income decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a decrease in investment balances. Interest expense decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to lower outstanding debt balances.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2013	2012
Provision for income taxes	$80	$61
The provision for income taxes for the three months ended March 31, 2013 was $0.1 million or approximately (3.6)% of pre-tax loss compared to a provision for income taxes of $0.1 million for the three months ended March 31, 2012. The provision for income taxes for the three months ended March 31, 2013 and 2012 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
Liquidity and Capital Resources
As of March 31, 2013, we had cash and cash equivalents of $17.2 million, short- and long-term investments of $60.1 million, and net accounts receivable of $18.0 million.
Following is a summary of our working capital and cash and cash equivalents as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Working capital	$56,224	$68,450
Cash and cash equivalents	$17,174	$21,810
Short-term investments	41,727	50,265
Long-term investments	18,356	5,181
Total cash and cash equivalents and investments	$77,257	$77,256
Cash Flows from Operating Activities
Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2013. Net cash provided by operating activities primarily consisted of $4.1 million in non-cash operating expenses, partially offset by $1.0 million in changes in operating assets and liabilities and a net loss of $2.3 million. Non-cash items included in net loss for the three months ended March 31, 2013 included depreciation and amortization expense of $1.0 million, amortization of net investment premiums of $0.2 million and stock-based compensation of $2.8 million. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2012. Net cash used in operating activities primarily consisted of a net loss of $6.6 million, partially offset by $2.1 million in changes in operating assets and liabilities and $3.4 million in non-cash operating expenses. Non-cash items included in net loss for the three months ended March 31, 2012 included depreciation and amortization expense of $0.9 million, amortization of net investment premiums of $0.2 million and stock-based compensation of $2.2 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $5.4 million for the three months ended March 31, 2013. Net cash used in investing activities consisted of $32.2 million in purchases of securities and $0.5 million in purchases of property and equipment, partially offset by $27.3 million in maturities of securities. Net cash used in investing activities was $3.2 million for the three months ended March 31, 2012. Net cash used in investing activities consisted of $32.4 million in purchases of securities, $0.8 million in purchases of property and equipment and $0.2 million in purchases of intangible assets, offset by $30.3 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.03 million for the three months ended March 31, 2013. Net cash used in financing activities consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases, offset by net proceeds from issuance of common stock. Net cash provided by financing activities was $0.03 million for the three months ended March 31, 2012. Net cash provided by financing activities consisted primarily of net proceeds from issuance of common stock, offset by minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.
We believe that our $17.2 million of cash and cash equivalents and $60.1 million in short- and long-term investments at March 31, 2013 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of March 31, 2013 have been favorably affected by our implementation of an equity-based bonus program for fiscal 2012. In connection with that bonus program, in May 2013, we expect to issue approximately 1.0 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2012 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2013. Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the SEC on February 6, 2013.

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
Interest Rate Risk
We had cash and cash equivalents of $17.2 million at March 31, 2013 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Silicon Labs Litigation
On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant's patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs' motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the '364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014.
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court held a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014.
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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K we filed on February 6, 2013, and in our other public filings.
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
In the three months ended March 31, 2013, one customer accounted for approximately 30% of our net revenue, and our ten largest customers collectively accounted for approximately 74% of our net revenue. In the three months ended March 31, 2012, one customer accounted for approximately 22% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for the Company. For fiscal 2011, revenue directly attributable to attributable cable applications accounted for approximately 34% of our net revenue. For fiscal 2012, revenue directly attributable cable applications accounted for approximately 63% of our net revenue. For the three months ended March 31, 2013, revenue directly attributable to cable applications accounted for approximately 70% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2013. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $11.5 million in the three months ended March 31, 2013 and $11.9 million in the three months ended March 31, 2012. In the three months ended March 31, 2013, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
Currently, we sell most of our products to manufacturers of applications for television, cable modems, cable gateways, and cable set-top boxes, and to Chinese manufacturers of terrestrial set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
We expect cable modems and cable and satellite set top boxes to represent our largest North American and European target market. The North American and European cable set top box market is dominated by only a few OEMs, including Motorola Solutions Inc., Cisco Systems, Inc., Arris Group, Inc., Pace plc, Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation, Time Warner Cable Inc., DIRECTV, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
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
Silicon Labs Litigation
On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant's patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs' motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the '364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court held a claim construction hearing on April 19, 2013. No order has been issued. Trial is scheduled to commence on February 11, 2014
On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against us seeking an order that Silicon Labs' products do not infringe the three (3) patents owned by us asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further sought a ruling that the patents are invalid. We filed a motion to dismiss for lack of personal jurisdiction, and the Court granted limited jurisdictional discovery related to the issue. On January 17, 2013, the Court granted our Motion to Dismiss for Lack of Jurisdiction and ordered dismissal of the Texas action.
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
For the three months ended March 31, 2013, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in the international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 28% of our net revenue in the three months ended March 31, 2013. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.

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
After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months for the Cable operator market. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. Recently, U.S. President Barack Obama’s administration proposed significant changes to the U.S. tax laws that could limit U.S. deductions for expenses related to un-repatriated foreign-source income, and modify the U.S. foreign tax credit and “check-the-

box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.
In the three months ended March 31, 2013, we received notice of an audit of our historic tax return by the Internal Revenue Service. In the event we are determined to have any unaccrued tax obligations arising from the audit, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 90% of our net revenue in the three months ended March 31, 2013. In addition, approximately 27% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Singapore, China and Malaysia, substantially all of our products undergo packaging and final test in Taiwan. Any conflict or uncertainty in this country, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The foundries that manufacture all of our wafers are located in Taiwan, Singapore, Malaysia and China, and all of the third-party contractors who assemble and test our products also are located in Asia. In addition, our headquarters are located in Southern California. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. For example, in 2002 and 2003, major earthquakes occurred in Taiwan. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility.
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
In the year ended December 31, 2012, we reduced our previously recorded estimates of OFAC and BIS penalties and fines by $0.9 million and had no liability recorded for this matter. As a result of increased awareness relative to U.S. export control and economic sanction laws relating to the sale of our products, we have implemented additional export control compliance management oversight and have undertaken remedial measures to reduce the risk of similar events occurring in the future.
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
As of March 31, 2013, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 20% of our outstanding capital stock, representing approximately 54% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2013, we had 23.4 million shares of Class A common stock and 9.7 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
The holders of 1.9 million shares of Class B common stock, or 6% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 15.0 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
As disclosed in our Current Report on Form 8-K, filed with the SEC on April 9, 2012, at a meeting held on April 3, 2012, our compensation committee amended our Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2012 performance period, actual awards under the Executive Incentive Bonus Plan will be settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. Additionally, we intend to settle all bonus awards for all other employees for the 2012 performance period in shares of our Class A common stock. We anticipate that approximately 1.0 million shares of our Class A common stock will be issued for the 2012 performance period upon settlement of the bonus awards in May 2013. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Recent Sales of Unregistered Securities
In the fiscal quarter ended March 31, 2013, we issued an aggregate of 0.01 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.02 million in the fiscal quarter ended March 31, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2013, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.12(+)	Form of Change in Control and Severance Agreement for Chief Executive Officer and Chief Financial Officer.
10.13(+)	Form of Change in Control and Severance Agreement for Executive Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema Document
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

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

MAXLINEAR, INC.

(Registrant)

Date: April 30, 2013	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2013		/s/ Justin Scarpulla
Justin Scarpulla
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.12(+)	Form of Change in Control and Severance Agreement for Chief Executive Officer and Chief Financial Officer.
10.13(+)	Form of Change in Control and Severance Agreement for Executive Officers.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema Document
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

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