Form 10-Q
period 2013-06-30
MAXLINEAR INC
filed 2013-08-01
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 24, 2013, the registrant has 25,148,344 shares of Class A common stock, par value $0.0001, and 9,345,195 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,718	$21,810
Short-term investments, available-for-sale	37,084	50,265
Accounts receivable, net	17,855	14,558
Inventory	9,355	9,891
Prepaid expenses and other current assets	1,814	1,494
Total current assets	90,826	98,018
Property and equipment, net	6,149	6,866
Long-term investments, available-for-sale	19,453	5,181
Intangible assets	958	275
Other long-term assets	267	257
Total assets	$117,653	$110,597
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,304	$7,372
Deferred revenue and deferred profit	2,596	2,289
Accrued price protection liability	10,677	7,880
Accrued expenses and other current liabilities	4,857	5,023
Accrued compensation	4,369	7,004
Total current liabilities	30,803	29,568
Other long-term liabilities	903	796
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 25,142 and 23,181 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $0.0001 par value; 500,000 shares authorized, 9,345 and 9,673 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	150,164	139,210
Accumulated other comprehensive income (loss)	(1)	35
Accumulated deficit	(64,219)	(59,015)
Total stockholders’ equity	85,947	80,233
Total liabilities and stockholders’ equity	$117,653	$110,597

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$29,773	$24,420	$56,307	$45,103
Cost of net revenue	12,477	9,298	22,299	17,628
Gross profit	17,296	15,122	34,008	27,475
Operating expenses:
Research and development	12,309	10,995	23,820	22,903
Selling, general and administrative	7,768	6,626	15,171	13,585
Total operating expenses	20,077	17,621	38,991	36,488
Loss from operations	(2,781)	(2,499)	(4,983)	(9,013)
Interest income	58	82	117	147
Interest expense	—	(15)	(4)	(34)
Other income (expense), net	(50)	3	(123)	(30)
Loss before income taxes	(2,773)	(2,429)	(4,993)	(8,930)
Provision for income taxes	131	130	211	191
Net loss	$(2,904)	$(2,559)	$(5,204)	$(9,121)
Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.16)	$(0.27)
Diluted	$(0.09)	$(0.08)	$(0.16)	$(0.27)
Shares used to compute net loss per share:
Basic	33,748	33,578	33,287	33,445
Diluted	33,748	33,578	33,287	33,445

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(2,904)	$(2,559)	$(5,204)	$(9,121)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 and $(1) for the three months ended June 30, 2013 and 2012, respectively, and $0 and $6 for the six months ended June 30, 2013 and 2012, respectively	(33)	(6)	(45)	8
Foreign currency translation adjustments, net of tax of $0 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $0 for the six months ended June 30, 2013 and 2012, respectively	4	1	9	6
Other comprehensive income (loss)	(29)	(5)	(36)	14
Total comprehensive loss	$(2,933)	$(2,564)	$(5,240)	$(9,107)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net loss	$(5,204)	$(9,121)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	2,042	1,701
Amortization of investment premiums, net	481	550
Stock-based compensation	6,128	4,556
Impairment of long-lived assets	1,195	71
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	(4,527)
Inventory	536	(455)
Prepaid and other assets	(330)	(237)
Accounts payable, accrued expenses and other current liabilities	36	3,309
Accrued compensation	2,201	2,165
Deferred revenue and deferred profit	307	(1,804)
Accrued price protection liability	2,797	3,846
Other long-term liabilities	114	(179)
Net cash provided by (used in) operating activities	7,006	(125)
Investing Activities
Purchases of property and equipment	(1,822)	(1,626)
Purchases of intangible assets	(655)	(195)
Purchases of available-for-sale securities	(47,117)	(57,460)
Maturities of available-for-sale securities	45,500	42,851
Net cash used in investing activities	(4,094)	(16,430)
Financing Activities
Payments on capital leases	(2)	(29)
Net proceeds from issuance of common stock	1,113	1,132
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,123)	(69)
Net cash provided by (used in) financing activities	(12)	1,034
Effect of exchange rate changes on cash and cash equivalents	8	7
Increase (decrease) in cash and cash equivalents	2,908	(15,514)
Cash and cash equivalents at beginning of period	21,810	28,026
Cash and cash equivalents at end of period	$24,718	$12,512
Supplemental disclosures of non cash activities:
Issuance of accrued 2012 share-based bonus plan	$4,836	$—
Accrued purchases of intangible assets	$300	$—
Accrued purchases of property and equipment	$425	$254

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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC on February 6, 2013.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 33% and 31% of net revenue for the three and six months ended June 30, 2013, respectively. Revenues from the Company’s distributors accounted for 35% and 41% of net revenue for the three and six months ended June 30, 2012, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales to

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company reverses the accrual for unclaimed price protection amounts as specific programs contractually end and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 4 for a summary of the Company's price protection activity.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(2,904)	$(2,559)	$(5,204)	$(9,121)
Denominator:
Weighted average common shares outstanding—basic	33,748	33,578	33,287	33,445
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	33,748	33,578	33,287	33,445
Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.16)	$(0.27)
Diluted	$(0.09)	$(0.08)	$(0.16)	$(0.27)
The Company excluded 4,290 and 5,291 common stock equivalents for the three and six months ended June 30, 2013, respectively, and 4,655 and 4,494 common stock equivalents for the three and six months June 30, 2012, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$3,584	$—	$—	$3,584
Government debt securities	20,318	2	(14)	20,306
Corporate debt securities	36,259	1	(29)	36,231
	60,161	3	(43)	60,121
Less amounts included in cash and cash equivalents	(3,584)	—	—	(3,584)
	$56,577	$3	$(43)	$56,537

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$4,643	$—	$—	$4,643
Government debt securities	6,000	3	—	6,003
Corporate debt securities	49,441	6	(4)	49,443
	60,084	9	(4)	60,089
Less amounts included in cash and cash equivalents	(4,643)	—	—	(4,643)
	$55,441	$9	$(4)	$55,446
As of June 30, 2013, the Company held 24 corporate and government debt securities with an aggregate fair value of $34.9 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.04 million at June 30, 2013 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at June 30, 2013 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of June 30, 2013.

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

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of June 30, 2013 and December 31, 2012, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of June 30, 2013 and December 31, 2012.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2013
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,584	$3,584	$—	$—
Government debt securities	20,306	—	20,306	—
Corporate debt securities	36,231	—	36,231	—
	$60,121	$3,584	$56,537	$—

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,643	$4,643	$—	$—
Government debt securities	6,003	—	6,003	—
Corporate debt securities	49,443	—	49,443	—
	$60,089	$4,643	$55,446	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2013.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$24,718	$21,810
Short-term investments	37,084	50,265
Long-term investments	19,453	5,181
	$81,255	$77,256
Inventory consists of the following:

	June 30, 2013	December 31, 2012
Work-in-process	$3,336	$3,233
Finished goods	6,019	6,658
	$9,355	$9,891
Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2013	December 31, 2012
Furniture and fixtures	5	$367	$355
Machinery and equipment	3 -5	8,897	8,331
Masks and production equipment (1)	2	4,755	4,894
Software	3	704	736
Leasehold improvements	4 -5	850	829
Construction in progress	N/A	—	20
		15,573	15,165
Less accumulated depreciation and amortization		(9,424)	(8,299)
		$6,149	$6,866
(1) In the three months ended June 30, 2013, the Company recorded an impairment charge of $1.1 million, reflected in cost of net revenue, related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.
Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	June 30, 2013	December 31, 2012
Licensed technology	3	$2,821	$1,865
Less accumulated amortization		(1,863)	(1,590)
		$958	$275

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at June 30, 2013:

Amortization
2013	$208
2014	319
2015	319
2016	112
Total	$958
Deferred revenue and deferred profit consist of the following:

	June 30, 2013	December 31, 2012
Deferred revenue—rebates	$44	$23
Deferred revenue—distributor transactions	3,986	3,735
Deferred cost of net revenue—distributor transactions	(1,434)	(1,469)
	$2,596	$2,289
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2013	2012
Beginning balance	$7,880	$2,840
Charged as a reduction of revenue	9,922	5,692
Payments	(7,125)	(1,830)
Ending Balance	$10,677	$6,702
Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued technology license payments	$3,000	$2,996
Accrued professional fees	453	386
Accrued litigation costs	379	586
Other	1,025	1,055
	$4,857	$5,023
5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2013 was $6.28. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2012 was $5.90.
The fair values of stock options were estimated at their respective grant date using the following assumptions:

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Stock Options

	Six Months Ended June 30,
	2013	2012
Weighted-average grant date fair value per share	$3.24	$2.32
Risk-free interest rate	0.71%	0.92%
Dividend yield	—	—
Expected life (years)	4.75	4.90
Volatility	56.00%	55.73%
Employee Stock Purchase Rights

	Six Months Ended June 30,
	2013	2012
Weighted-average grant date fair value per share	$1.85	$1.28
Risk-free interest rate	0.09%	0.15%
Dividend yield	—	—
Expected life (years)	0.50	0.50
Volatility	41.58%	46.60%
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
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenue	$26	$20	$50	$38
Research and development	2,158	1,481	3,912	2,929
Selling, general and administrative	1,155	832	2,166	1,589
	$3,339	$2,333	$6,128	$4,556
In the six months ended June 30, 2013, the Company granted 1.1 million RSUs with a fair value of $7.1 million and 0.6 million stock options with a fair value of $2.0 million related to its annual equity compensation review program, which will be expensed over the next four years.
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
Executive Bonus Plan
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. For the 2012 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under its 2010 Equity Incentive Plan with the number of shares issuable to plan participants determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on May 3, 2013. Additionally, the Company settled all bonus awards for all other employees for the 2012 performance period in shares of its Class A common stock. The Company issued 0.8 million shares of its Class A common stock for the 2012 performance period upon settlement of the bonus awards on May 3, 2013.
Common Stock
At June 30, 2013, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
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
The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2013. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2012. The provision for income taxes for the three and six months ended June 30, 2013 and 2012 primarily relates to income tax in certain foreign jurisdictions.
During the six months ended June 30, 2013, the Company’s unrecognized tax benefits increased by $0.1 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2013.
The Company is currently under examination by the Internal Revenue Service for the years 2010 and 2011. The California examination of the 2008 and 2009 years was completed during the three months ended March 31, 2013 with no adjustment to taxable income.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

7. Commitments and Contingencies
Silicon Labs Litigation

On May 13, 2012, the Company filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Laboratories Inc., or Silicon Labs, as defendant seeking an order that the Company’s CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant’s patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on the Company’s MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs’ motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the ‘364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. On July 22, 2013, Silicon Labs moved for leave to file a second amended complaint for patent infringement to add a counterclaim for infringement of Silicon Labs patent: U.S. Patent No. 7,035,607. The court has not ruled on the motion. Trial is scheduled to commence on February 11, 2014.

On July 17, 2012, Silicon Labs filed a complaint for patent infringement against the Company in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of the Company’s products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the ‘607 patent. The ‘607 patent is related to several of the nineteen (19) patents on which the Company filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against the Company’s products. The Company has filed counterclaims for infringement on three (3) patents owned by the Company – United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer the Company’s counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court had a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. Silicon Labs is seeking to dismiss the claims and counterclaims pertaining to the '607 patent in the July 17, 2012 action so that Silicon Lab can pursue them solely in the May 13, 2012 action. Trial is scheduled to commence on February 11, 2014.

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

On May 16, 2013, the Company filed a complaint for patent infringement against Silicon Labs in the United States District Court for the Southern District of California. The complaint asserts a wide range of Silicon Labs' products infringe five (5) patents owned by the Company - United States Patent Nos. 8,374,568; 8,374,569; 8,374,570; 8,253,488; and 8,427,232. The complaint seeks damages and injunctive relief against Silicon Labs' products. On July 22, 2013, Silicon Labs filed a motion to consolidate the May 16, 2013 case with the July 17, 2012 action. The court has not ruled on the motion. No trial date has been set.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $97.7 million in fiscal 2012. In the six months ended June 30, 2013 and 2012, respectively, our net revenue was derived from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 93% and 92% of net revenue in the three and six months ended June 30, 2013, respectively, and 93% and 91% of net revenue in the three and six months ended June 30, 2012, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the six months ended June 30, 2013 and 2012 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the six months ended June 30, 2013 and 2012 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2013, one of our customers accounted for 23%, respectively, of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue.  For the six months ended June 30, 2013, one customer accounted for 26% of our net revenue, and our ten largest customers accounted for 73% of our net revenue. In the three months ended June 30, 2012, one of our customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue. In the six months ended June 30, 2012, one customer accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
There were no significant changes during the quarter ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2013.
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
Comparison of the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100%	100%	100%	100%
Cost of net revenue	42	38	40	39
Gross profit	58	62	60	61
Operating expenses:
Research and development	41	45	42	51
Selling, general and administrative	26	27	27	30
Total operating expenses	67	72	69	81
Loss from operations	(9)	(10)	(9)	(20)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(9)	(10)	(9)	(20)
Provision for income taxes	—	1	—	—
Net loss	(9)%	(11)%	(9)%	(20)%
Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Cable	$19,995	$16,070	24%	$38,561	$27,959	38%
% of net revenue	67%	66%		68%	62%
Terrestrial	9,778	8,350	17%	17,746	17,144	4%
% of net revenue	33%	34%		32%	38%
Total net revenue	$29,773	$24,420	22%	$56,307	$45,103	25%
The increase in net revenue in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to an increase in sales revenue from cable and terrestrial products of $3.9 million and $1.4 million, respectively. The increase in net revenue in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to an increase in sales revenue from cable and terrestrial products of $10.6 million and $0.6 million, respectively. The majority of the growth in cable revenue for the three and six months ended June 30, 2013 was attributable to sales into DOCSIS 3.0 cable modems and video server-gateway applications. Terrestrial growth for the three and six months ended June 30, 2013 was driven primarily by TV applications offset by decreases in automotive in-cabin applications. The demand for our terrestrial and cable products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial, and, with respect to our cable products, the growth in demand, if any, for high speed broadband connectivity and related multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$12,477	$9,298	34%	$22,299	$17,628	26%
% of net revenue	42%	38%		40%	39%
Gross profit	17,296	15,122	14%	34,008	27,475	24%
% of net revenue	58%	62%		60%	61%
The decrease in the gross profit percentage was primarily due to the $1.1 million impairment of production masks that were previously capitalized, but for which future use is no longer expected, partially offset by an increase in sales of higher-margin products. Specifically, margins benefited from the transition from the Company's first generation 130 nanometer hybrid TV tuner to its latest generation 65 nanometer device. In addition, gross profit increased due to average selling prices of certain key products declining slower than their average manufacturing costs. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$12,309	$10,995	12%	$23,820	$22,903	4%
% of net revenue	41%	45%		42%	51%

The increase in research and development expense for the three months ended June 30, 2013 was primarily due to an increase in payroll-related items (including stock-based compensation) of $1.3 million, offset by a reduction in prototyping and mask expenses of $0.2 million and a reduction in licensing fees of $0.1 million. The increase for the six months ended June 30, 2013 was primarily due to a $2.3 million increase of payroll-related items (including stock-based compensation), offset by a reduction in prototyping and mask expenses of $1.1 million, and a reduction in licensing fees of $0.8 million. In the past, we have entered into technology license agreements based on management review and determinations concerning market opportunities. We cannot predict whether we will enter into more of these types of licenses or the magnitude or timing of any such license agreements. Absent these types of licensing events, we expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$7,768	$6,626	17%	$15,171	$13,585	12%
% of net revenue	26%	27%		27%	30%

The increase in selling, general and administrative expense in the three months ended June 30, 2013 was primarily attributable to increases in payroll-related expenses (including stock-based compensation) and incremental legal expense related to our defense of and on-going litigation with Silicon Laboratories, or Silicon Labs, as well as initiation of new litigation in three months ended June 30, 2013. The increase in the six months ended June 30, 2013 was primarily due to a combination of payroll-related items, partially offset by a reduction in consulting expenses. Payroll-related expenses (including stock-based compensation) increased $0.6 million and $1.4 million for the three and six months ended June 30, 2013, respectively. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same three and six month periods of the prior year. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure. Future selling, general, and administrative expenses could also be affected by legal expenses associated with the lawsuit filed against Silicon Labs and related actions. We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Interest and Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$58	$82	$117	$147
Interest expense	—	(15)	(4)	(34)
Other expense, net	(50)	3	(123)	(30)
Interest income decreased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to lower investment balances. Interest income decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to lower investment balances.
Interest expense decreased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to lower outstanding debt balances. Interest expense decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to lower outstanding debt balances.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for income taxes	$131	$130	$211	$191
The provision for income taxes for the three months ended June 30, 2013 was $0.1 million or approximately (4.7)% of pre-tax loss compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2012. The provision for income taxes for the three months ended June 30, 2013 and 2012 primarily relates to income tax in foreign jurisdictions. The provision for income taxes for the six months ended June 30, 2013 was $0.2 million or approximately (4.2)% of pre-tax loss compared to a provision for income taxes of $0.2 million for the six months ended June 30, 2012. The provision for income taxes for the six months ended June 30, 2013 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash equivalents of $24.7 million, short- and long-term investments of $56.5 million, and net accounts receivable of $17.9 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Working capital	$60,023	$68,450
Cash and cash equivalents	$24,718	$21,810
Short-term investments	37,084	50,265
Long-term investments	19,453	5,181
Total cash and cash equivalents and investments	$81,255	$77,256

Cash Flows from Operating Activities
Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2013. Net cash provided by operating activities primarily consisted of $9.8 million in non-cash operating expenses, partially offset by $2.4 million in changes in operating assets and liabilities and a net loss of $5.2 million. Non-cash items included in net loss for the six months ended June 30, 2013 included depreciation and amortization expense of $2.0 million, amortization of net investment premiums of $0.5 million, stock-based compensation of $6.1 million and the impairment of property and equipment of $1.2 million. Net cash used in operating activities was $0.1 million for the six months ended June 30, 2012. Net cash used in operating activities primarily consisted of a net loss of $9.1 million, partially offset by $2.1 million in changes in operating assets and liabilities and $6.9 million in non-cash operating expenses. Non-cash items included in net loss for the six months ended June 30, 2012 included depreciation and amortization expense of $1.7 million, amortization of net investment premiums of $0.6 million, stock-based compensation of $4.6 million and impairment of property and equipment of $0.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.1 million for the six months ended June 30, 2013. Net cash used in investing activities consisted of $47.1 million in purchases of securities, $1.8 million in purchases of property and equipment and $0.7 million in purchase of intangible assets, partially offset by $45.5 million in maturities of securities. Net cash used in investing activities was $16.4 million for the six months ended June 30, 2012. Net cash used in investing activities consisted of $57.5 million in purchases of securities, $1.6 million in purchases of property and equipment and $0.2 million in purchases of intangible assets, offset by $42.9 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.01 million for the six months ended June 30, 2013. Net cash used in financing activities consisted primarily of $1.1 million in net proceeds from issuance of common stock, offset by $1.1 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2012. Net cash provided by financing activities consisted primarily of net proceeds from issuance of common stock, offset by minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.
We believe that our $24.7 million of cash and cash equivalents and $56.5 million in short- and long-term investments at June 30, 2013 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of June 30, 2013 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2013, we issued approximately 0.8 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2012 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2013, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock. Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated SPE transactions.

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
Interest Rate Risk
We had cash and cash equivalents of $24.7 million at June 30, 2013 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Silicon Labs Litigation
On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant's patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs' motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the '364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. On July 22, 2013, Silicon Labs moved for leave to file a second amended complaint for patent infringement to add a counterclaim for infringement of Silicon Labs patent: U.S. Patent No. 7,035,607. The court has not ruled on the motion. Trial is scheduled to commence on February 11, 2014.
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court held a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. Silicon Labs is seeking to dismiss the claims and counterclaims pertaining to the '607 patent in the July 17, 2012 action so that Silicon Lab can pursue them solely in the May 13, 2012 action. Trial is scheduled to commence on February 11, 2014.
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

On May 16, 2013, we filed a complaint for patent infringement against Silicon Labs in the United States District Court for the Southern District of California. The complaint asserts a wide range of Silicon Labs' products infringe five (5) patents owned by us - United States Patent Nos. 8,374,568; 8,374,569; 8,374,570; 8,253,488; and 8,427,232. The complaint seeks damages and injunctive relief against Silicon Labs' products. On July 22, 2013, Silicon Labs filed a motion to consolidate the May 16, 2013 case with the July 17, 2012 action. The court has not ruled on the motion. No trial date has been set.

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
In the three months ended June 30, 2013, one customer accounted for approximately 23% of our net revenue, and our ten largest customers collectively accounted for approximately 73% of our net revenue. In the six months ended June 30, 2013, one customer accounted for approximately 26% of our net revenue, and our ten largest customers collectively accounted for approximately 73% of our net revenue. In the three months ended June 30, 2012, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 69% of our net revenue. In the six months ended June 30, 2012, one customer accounted for approximately 25% of our net revenue, and our ten largest customers collectively accounted for approximately 64% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for the Company. For fiscal 2011, revenue directly attributable to attributable cable applications accounted for approximately 34% of our net revenue. For fiscal 2012, revenue directly attributable cable applications accounted for approximately 63% of our net revenue. For the three and six months ended June 30, 2013, revenue directly attributable to cable applications accounted for approximately 67% and 68% of our net revenue, respectively. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2013. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable application markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $12.3 million and $23.8 million in the three and six months ended June 30, 2013 and $11.0 million and $22.9 million in the three and six months ended June 30, 2012. In the six months ended June 30, 2013, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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
We expect cable modems and cable and satellite set top boxes to represent our largest North American and European target market. The North American and European cable set top box market is dominated by only a few OEMs, including Cisco Systems, Inc., Arris Group, Inc., Pace plc, Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation, Time Warner Cable Inc., DIRECTV, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
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
Silicon Labs Litigation
On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and

MxL601, do not infringe nineteen (19) patents owned by Silicon Labs. The declaratory judgment complaint further seeks a ruling that the defendant's patents are invalid. Silicon Labs has filed counterclaims for infringement on five (5) of the nineteen (19) patents and one (1) additional Silicon Labs patent. On September 13, 2012, Silicon Labs filed a motion for preliminary injunction requesting an injunction on our MxL601 product based upon alleged infringement of U.S. Patent No. 7,200,364. On November 2, 2012, the United States District Court for the Southern District of California held a hearing on the motion for preliminary injunction. On November 7, 2012, the court issued an order denying Silicon Labs' motion. In the order, the court found that “Silicon Labs has failed to sustain its burden of proving a likelihood of success on the merits or that it will suffer immediate irreparable harm absent a preliminary injunction.” The court further ruled that “Silicon Labs had not met its burden of showing that it is more likely than not that the '364 Patent will be found valid at trial.” On December 12, 2012, the Court granted Silicon Labs leave to file an amended answer to assert counterclaims for infringement on three (3) additional Silicon Labs patents. The Court held a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. On July 22, 2013, Silicon Labs moved for leave to file a second amended complaint for patent infringement to add a counterclaim for infringement of Silicon Labs patent: U.S. Patent No. 7,035,607. The court has not ruled on the motion. Trial is scheduled to commence on February 11, 2014.
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. The Silicon Labs complaint seeks damages and injunctive relief against our products. We have filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. Silicon Labs has filed a motion to dismiss or transfer our counterclaims for infringement to the United States District Court for the Western District of Texas. The Court denied that motion. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012. The Court held a claim construction hearing on April 19, 2013 and issued a claim construction order on May 16, 2013. Silicon Labs is seeking to dismiss the claims and counterclaims pertaining to the '607 patent in the July 17, 2012 action so that Silicon Lab can pursue them solely in the May 13, 2012 action. Trial is scheduled to commence on February 11, 2014
On July 30, 2012, Silicon Labs filed a declaratory judgment complaint in United States District Court for the Western District of Texas against us seeking an order that Silicon Labs' products do not infringe the three (3) patents owned by us asserted as counterclaims in the second Southern District of California action. The declaratory judgment complaint further sought a ruling that the patents are invalid. We filed a motion to dismiss for lack of personal jurisdiction, and the Court granted limited jurisdictional discovery related to the issue. On January 17, 2013, the Court granted our Motion to Dismiss for Lack of Jurisdiction and ordered dismissal of the Texas action.

On May 16, 2013, we filed a complaint for patent infringement against Silicon Labs in the United States District Court for the Southern District of California. The complaint asserts a wide range of Silicon Labs' products infringe five (5) patents owned by us - United States Patent Nos. 8,374,568; 8,374,569; 8,374,570; 8,253,488; and 8,427,232. The complaint seeks damages and injunctive relief against Silicon Labs' products. On July 22, 2013, Silicon Labs filed a motion to consolidate the May 16, 2013 case with the July 17, 2012 action. The court has not ruled on the motion. No trial date has been set.
We have not recorded any accrual for loss contingencies associated with Silicon Labs litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution and including the Silicon Labs claims, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We believe that Silicon Labs has sought to impair our relationships with prospective customers, and we filed our declaratory action complaint in partial response to accusations made by Silicon Labs to our customers. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms, including indemnifying customers for any claims brought by Silicon Labs and agreeing to supply tuners for markets outside the United States. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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
For the six months ended June 30, 2013, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in the international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.
Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as televisions, automobiles, cable modems, and set top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets that the devices that incorporate our products are ultimately sold to can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. In addition, our recent revenue growth has been attributable in large part to purchases of digital-to-analog set top converter boxes in various geographies including Europe. Partially in response to economic and political developments, Greece recently extended the date for its deadline for switching to exclusive digital television broadcasts. Similar extensions in other European countries could adversely affect our revenue and growth. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 33% and 31% of our net revenue in the three and six months ended June 30, 2013. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	fluctuations in IC manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	impairment of long-lived assets, including masks and production equipment; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
In the six months ended June 30, 2013, we received notice of an audit of our historic tax return by the Internal Revenue Service. In the event we are determined to have any unaccrued tax obligations arising from the audit, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 93% and 92% of our net revenue in the three and six months ended June 30, 2013. In addition, approximately 26% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
As of June 30, 2013, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 19% of our outstanding capital stock, representing approximately 55% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2013, we had 25.1 million shares of Class A common stock and 9.3 million shares of Class B common stock outstanding.
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
As disclosed in our Current Report on Form 8-K, filed with the SEC on April 9, 2012, at a meeting held on April 3, 2012, our compensation committee amended our Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2012 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 3, 2013. Additionally, we settled all bonus awards for all other employees for the 2012 performance period in shares of our Class A common stock. We issued 0.8 million shares of our Class A common stock for the 2012 performance period upon settlement of the bonus awards on May 3, 2013. As disclosed in our Current Report on Form 8-K, filed with the SEC on May 20, 2013, at a meeting held on May 14, 2013, our compensation committee amended our Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.

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
Recent Sales of Unregistered Securities
In the six months ended June 30, 2013, we issued an aggregate of 0.03 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.04 million in the six months ended June 30, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 30, 2013, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.21(+)	MaxLinear, Inc. Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34666)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

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

MAXLINEAR, INC.

(Registrant)

Date: August 1, 2013	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2013		/s/ Justin Scarpulla
Justin Scarpulla
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.21(+)	MaxLinear, Inc. Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34666)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(+)	Indicates a management contract or compensatory plan.

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