Form 10-Q
period 2013-09-30
MAXLINEAR INC
filed 2013-10-30
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2013, the registrant has 26,003,292 shares of Class A common stock, par value $0.0001, and 8,785,947 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,500	$21,810
Short-term investments, available-for-sale	35,975	50,265
Accounts receivable, net	18,874	14,558
Inventory	9,675	9,891
Prepaid expenses and other current assets	1,622	1,494
Total current assets	92,646	98,018
Property and equipment, net	5,890	6,866
Long-term investments, available-for-sale	20,544	5,181
Intangible assets	829	275
Other long-term assets	273	257
Total assets	$120,182	$110,597
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,872	$7,372
Deferred revenue and deferred profit	3,047	2,289
Accrued price protection liability	12,497	7,880
Accrued expenses and other current liabilities	6,089	5,023
Accrued compensation	7,112	7,004
Total current liabilities	34,617	29,568
Other long-term liabilities	917	796
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 26,002 and 23,181 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $0.0001 par value; 500,000 shares authorized, 8,786 and 9,673 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	153,694	139,210
Accumulated other comprehensive income	52	35
Accumulated deficit	(69,101)	(59,015)
Total stockholders’ equity	84,648	80,233
Total liabilities and stockholders’ equity	$120,182	$110,597
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$31,765	$27,795	$88,072	$72,898
Cost of net revenue	11,934	10,328	34,233	27,956
Gross profit	19,831	17,467	53,839	44,942
Operating expenses:
Research and development	14,569	10,855	38,389	33,758
Selling, general and administrative	9,960	6,167	25,131	19,752
Total operating expenses	24,529	17,022	63,520	53,510
Income (loss) from operations	(4,698)	445	(9,681)	(8,568)
Interest income	53	74	170	221
Interest expense	—	(11)	(4)	(45)
Other expense, net	(82)	(14)	(205)	(44)
Income (loss) before income taxes	(4,727)	494	(9,720)	(8,436)
Provision for income taxes	155	44	366	235
Net income (loss)	$(4,882)	$450	$(10,086)	$(8,671)
Net income (loss) per share:
Basic	$(0.14)	$0.01	$(0.30)	$(0.26)
Diluted	$(0.14)	$0.01	$(0.30)	$(0.26)
Shares used to compute net income (loss) per share:
Basic	34,506	33,316	33,698	33,402
Diluted	34,506	34,547	33,698	33,402

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(4,882)	$450	$(10,086)	$(8,671)
Other comprehensive income, net of tax:
Unrealized gain on investments, net of tax of $5 and $10 for the three months ended September 30, 2013 and 2012, respectively, and $5 and $16 for the nine months ended September 30, 2013 and 2012, respectively	54	15	9	23
Foreign currency translation adjustments, net of tax of $0 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $0 and $0 for the nine months ended September 30, 2013 and 2012, respectively	(1)	(1)	8	5
Other comprehensive income	53	14	17	28
Total comprehensive income (loss)	$(4,829)	$464	$(10,069)	$(8,643)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net loss	$(10,086)	$(8,671)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	2,916	2,561
Amortization of investment premiums, net	741	807
Stock-based compensation	9,591	7,165
Impairment of long-lived assets	1,229	71
Changes in operating assets and liabilities:
Accounts receivable	(4,316)	(5,858)
Inventory	216	(864)
Prepaid and other assets	(144)	(30)
Accounts payable, accrued expenses and other current liabilities	(649)	3,858
Accrued compensation	5,001	3,892
Deferred revenue and deferred profit	758	(1,688)
Accrued price protection liability	4,617	5,111
Other long-term liabilities	193	(172)
Net cash provided by operating activities	10,067	6,182
Investing Activities
Purchases of property and equipment	(2,633)	(3,026)
Purchases of intangible assets	(955)	(390)
Purchases of available-for-sale securities	(56,800)	(66,369)
Maturities of available-for-sale securities	55,000	69,900
Net cash provided by (used in) investing activities	(5,388)	115
Financing Activities
Payments on capital leases	(2)	(30)
Repurchases of common stock	—	(9,236)
Net proceeds from issuance of common stock	1,246	1,687
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,246)	(117)
Net cash used in financing activities	(2)	(7,696)
Effect of exchange rate changes on cash and cash equivalents	13	7
Increase (decrease) in cash and cash equivalents	4,690	(1,392)
Cash and cash equivalents at beginning of period	21,810	28,026
Cash and cash equivalents at end of period	$26,500	$26,634
Supplemental disclosures of non cash activities:
Issuance of accrued 2012 share-based bonus plan	$4,836	$—
Accrued purchases of property and equipment	$192	$572

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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 6, 2013.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes of the unaudited consolidated financial statements. Actual results could differ from those estimates.
Revenue Recognition
Revenue is generated from sales of the Company’s integrated circuits. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable and 4) collectability is reasonably assured. Title to product transfers to customers either when it is shipped to or received by the customer, based on the terms of the specific agreement with the customer.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 27% and 29% of net revenue for the three and nine months ended September 30, 2013, respectively. Revenues from the Company’s distributors accounted for 38% and 40% of net revenue for the three and nine months ended September 30, 2012, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales to distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company reverses the accrual for unclaimed price protection amounts as specific programs contractually end or when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 4 for a summary of the Company's price protection activity.
Litigation and Settlement Costs
Legal costs are expensed as incurred. The Company is involved in disputes, litigation and other legal actions in the ordinary course of business. The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated.
Recent Accounting Pronouncements
Effective January 1, 2013, the Company adopted the Financial Accounting Standards Board’s, or FASB, standard regarding the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.
In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amended guidance is effective on a prospective basis for the Company beginning in the first quarter of fiscal year 2014. The Company does not expect this amended guidance to significantly impact its consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(4,882)	$450	$(10,086)	$(8,671)
Denominator:
Weighted average common shares outstanding—basic	34,506	33,316	33,698	33,402
Dilutive common stock equivalents	—	1,231	—	—
Weighted average common shares outstanding—diluted	34,506	34,547	33,698	33,402
Net income (loss) per share:
Basic	$(0.14)	$0.01	$(0.30)	$(0.26)
Diluted	$(0.14)	$0.01	$(0.30)	$(0.26)
The Company excluded 3,515 and 3,098 common stock equivalents for the three and nine months ended September 30, 2013, respectively, and 3,457 and 5,221 common stock equivalents for the three and nine months September 30, 2012, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$3,670	$—	$—	$3,670
Government debt securities	19,770	11	(1)	19,780
Corporate debt securities	36,730	15	(6)	36,739
	60,170	26	(7)	60,189
Less amounts included in cash and cash equivalents	(3,670)	—	—	(3,670)
	$56,500	$26	$(7)	$56,519

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$4,643	$—	$—	$4,643
Government debt securities	6,000	3	—	6,003
Corporate debt securities	49,441	6	(4)	49,443
	60,084	9	(4)	60,089
Less amounts included in cash and cash equivalents	(4,643)	—	—	(4,643)
	$55,441	$9	$(4)	$55,446

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

As of September 30, 2013, the Company held 11 corporate and government debt securities with an aggregate fair value of $15.3 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.01 million at September 30, 2013 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at September 30, 2013 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value. All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of September 30, 2013.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of September 30, 2013 and December 31, 2012, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of September 30, 2013 and December 31, 2012.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2013
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,670	$3,670	$—	$—
Government debt securities	19,780	—	19,780	—
Corporate debt securities	36,739	—	36,739	—
	$60,189	$3,670	$56,519	$—

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,643	$4,643	$—	$—
Government debt securities	6,003	—	6,003	—
Corporate debt securities	49,443	—	49,443	—
	$60,089	$4,643	$55,446	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2013.
4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$26,500	$21,810
Short-term investments	35,975	50,265
Long-term investments	20,544	5,181
	$83,019	$77,256
Inventory consists of the following:

	September 30, 2013	December 31, 2012
Work-in-process	$3,410	$3,233
Finished goods	6,265	6,658
	$9,675	$9,891
Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2013	December 31, 2012
Furniture and fixtures	5	$346	$355
Machinery and equipment	3 -5	9,216	8,331
Masks and production equipment(1)	2	4,756	4,894
Software	3	728	736
Leasehold improvements	4 -5	854	829
Construction in progress	N/A	111	20
		16,011	15,165
Less accumulated depreciation and amortization		(10,121)	(8,299)
		$5,890	$6,866
(1)In the nine months ended September 30, 2013, the Company recorded an impairment charge of $1.1 million, reflected in cost of net revenue, related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2013	December 31, 2012
Licensed technology	3	$2,821	$1,865
Less accumulated amortization		(1,992)	(1,590)
		$829	$275
The following table presents future amortization of the Company’s intangible assets at September 30, 2013:

Amortization
2013	$79
2014	319
2015	319
2016	112
Total	$829
Deferred revenue and deferred profit consist of the following:

	September 30, 2013	December 31, 2012
Deferred revenue—rebates	$72	$23
Deferred revenue—distributor transactions	4,678	3,735
Deferred cost of net revenue—distributor transactions	(1,703)	(1,469)
	$3,047	$2,289
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$7,880	$2,856
Charged as a reduction of revenue	15,920	9,406
Reversal of unclaimed rebates	(27)	—
Payments	(11,276)	(4,311)
Ending Balance	$12,497	$7,951
Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued technology license payments	$3,000	$2,996
Accrued professional fees	285	386
Accrued litigation costs(1)	1,812	586
Other	992	1,055
	$6,089	$5,023
(1)Includes a one-time payment of $1.25 million to Silicon Labs in connection with the settlement agreement which is reflected in selling, general and administrative expenses in the three and nine months ended September 30, 2013.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2013 was $6.39. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2012 was $5.87.
The fair values of stock options were estimated at their respective grant date using the following assumptions:
Stock Options

	Nine Months Ended September 30,
	2013	2012
Weighted-average grant date fair value per share	$3.24	$2.37
Risk-free interest rate	0.71%	0.88%
Dividend yield	—	—
Expected life (years)	4.75	4.84
Volatility	56.00%	55.91%
Employee Stock Purchase Rights

	Nine Months Ended September 30,
	2013	2012
Weighted-average grant date fair value per share	$1.85	$1.28
Risk-free interest rate	0.09%	0.15%
Dividend yield	—	—
Expected life (years)	0.50	0.50
Volatility	41.58%	46.60%
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
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net revenue	$29	$23	$79	$61
Research and development	2,183	1,661	6,095	4,590
Selling, general and administrative	1,251	925	3,417	2,514
	$3,463	$2,609	$9,591	$7,165

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

In the nine months ended September 30, 2013, the Company granted 1.1 million RSUs with a fair value of $7.1 million and 0.6 million stock options with a fair value of $2.0 million related to its annual equity compensation review program, which will be expensed over the next four years.
Employee Benefit Plans
At September 30, 2013, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
Common Stock
At September 30, 2013, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

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
The Company recorded a provision for income taxes of $0.2 million and $0.4 million for the three and nine months ended September 30, 2013. The Company recorded a provision for income taxes of $0.04 million and $0.2 million for the three and nine months ended September 30, 2012. The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 primarily relates to income tax in certain foreign jurisdictions.
During the nine months ended September 30, 2013, the Company’s unrecognized tax benefits increased by $0.2 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2013.
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
As disclosed in the Company's Current Report on Form 8-K, as filed with the SEC on October 4, 2013, the Company entered into a settlement agreement with Silicon Labs, that resolved all currently outstanding patent litigation between the Company and Silicon Labs that is described above. Under the terms of the settlement agreement, each party agreed to dismiss all currently outstanding litigation against the other party with prejudice. In connection with the settlement agreement, each party granted the other party a worldwide, non-exclusive, royalty-free, and fully paid-up license to its patent portfolio. The scope of the patent licenses is limited to existing products that were subject to the litigation. The settlement agreement releases each party and their respective direct and indirect customers from past infringement liability with respect to the products subject to the litigation. Each party agreed not to bring any patent infringement lawsuit against the other party for a period of three years from the date of the settlement agreement. The parties agreed that neither the execution and delivery of the settlement agreement nor any provision of the settlement agreement constituted an admission by either the Company or Silicon Labs of liability, infringement, or validity of any licensed patents.
The Company evaluated the settlement agreement as a multiple element arrangement which required the payment consideration to be allocated to the identifiable elements based on relative fair value. As a result, the Company determined that the $1.25 million payment to Silicon Labs should be expensed and recorded in selling, general and administrative expense in the three and nine months ended September 30, 2013. The Company had not previously recorded an accrual for loss

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

contingencies associated with Silicon Labs litigation as it was not able to determine that an unfavorable outcome was probable or reasonably possible or determine that the amount or range of any possible loss was reasonably estimable given the early stage of the discovery process in prior quarters.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $97.7 million in fiscal 2012. In the nine months ended September 30, 2013 and 2012, respectively, our net revenue was derived from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 94% and 93% of net revenue in the three and nine months ended September 30, 2013, respectively, and 94% and 92% of net revenue in the three and nine months ended September 30, 2012, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the nine months ended September 30, 2013 and 2012 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the nine months ended September 30, 2013 and 2012 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2013, one of our customers accounted for 27%, respectively, of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. For the nine months ended September 30, 2013, one customer accounted for 29% of our net revenue, and our ten largest customers accounted for 73% of our net revenue. In the three months ended September 30, 2012, one of our customers accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue. In the nine months ended September 30, 2012, one customer accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
There were no significant changes during the quarter ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2013.
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
Comparison of the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100%	100%	100%	100%
Cost of net revenue	38	37	39	38
Gross profit	62	63	61	62
Operating expenses:
Research and development	46	39	44	46
Selling, general and administrative	31	22	29	27
Total operating expenses	77	61	73	73
Income (loss) from operations	(15)	2	(12)	(11)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	(15)	2	(12)	(11)
Provision for income taxes	—	—	—	—
Net income (loss)	(15)%	2%	(12)%	(11)%
Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Cable	$22,173	$17,746	25%	$60,726	$45,695	33%
% of net revenue	70%	64%		69%	63%
Terrestrial	9,592	10,049	(5)%	27,346	27,203	1%
% of net revenue	30%	36%		31%	37%
Total net revenue	$31,765	$27,795	14%	$88,072	$72,898	21%
The increase in net revenue in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to an increase in sales of cable products of $4.0 million, offset by a decrease in terrestrial revenue of $0.5 million. The increase in net revenue in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to an increase in sales revenue from cable and terrestrial products of $15.0 million and $0.1 million, respectively. The majority of the growth in cable revenue for the three and nine months ended September 30, 2013 was attributable to sales into DOCSIS 3.0 cable modems and video server-gateway applications. The decrease in terrestrial revenue for the three months ended September 30, 2013 was primarily driven by a decrease in automotive and terrestrial STB applications, offset by an increase in hybrid TV tuner applications. The growth in terrestrial revenue for the nine months ended September 30, 2013 was driven primarily by hybrid TV tuner applications offset by decreases in terrestrial STB applications. The demand for our terrestrial and cable products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable television broadcast, and, with respect to our cable products, the growth in demand, if any, for high speed DOCSIS 3.0 cable broadband connectivity and related multimedia content and services.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$11,934	$10,328	16%	$34,233	$27,956	22%
% of net revenue	38%	37%		39%	38%
Gross profit	19,831	17,467	14%	53,839	44,942	20%
% of net revenue	62%	63%		61%	62%
The decrease in the gross profit percentage for the three months ended September 30, 2013 was due to the average selling prices of certain key products declining at a quicker rate than declines in their average manufacturing costs, partially offset by an increase in sales of higher margin products. A $1.1 million impairment of production masks that were previously capitalized, but for which future use is no longer expected, contributed to the decrease in the gross profit percentage for the nine months ended September 30, 2013. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$14,569	$10,855	34%	$38,389	$33,758	14%
% of net revenue	46%	39%		44%	46%
The increase in research and development expense for the three months ended September 30, 2013 was primarily due to an increase in payroll-related items (including stock-based compensation) of $2.2 million, prototyping and mask expenses of $1.0 million, and design tools of $0.3 million. The increase for the nine months ended September 30, 2013 was primarily due to a $4.6 million increase in payroll-related items (including stock-based compensation) and a $0.5 million increase in design tools, offset by a reduction in prototyping and mask expenses of $0.2 million. We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$9,960	$6,167	62%	$25,131	$19,752	27%
% of net revenue	31%	22%		29%	27%
The increase in selling, general and administrative expense in the three and nine months ended September 30, 2013 was primarily attributable to increases in payroll-related expenses (including stock-based compensation) and incremental legal expense related to our recently completed litigation with Silicon Laboratories. Payroll-related expenses (including stock-based compensation) increased $1.0 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same three and nine month periods of the prior year. Non-recurring legal expenses (including the $1.25 million one-time payment related to the settlement agreement) increased $2.8 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$53	$74	$170	$221
Interest expense	—	(11)	(4)	(45)
Other expense, net	(82)	(14)	(205)	(44)
Interest income decreased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to lower cash equivalent and investment balances. Interest expense decreased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to a reduction in our capital leases which were completed in the nine months ended September 30, 2013. Other expense, net increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to foreign currency transactions.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for income taxes	$155	$44	$366	$235
The provision for income taxes for the three months ended September 30, 2013 was $0.2 million or approximately (3.3)% of pre-tax loss compared to a provision for income taxes of $0.04 million for the three months ended September 30, 2012. The provision for income taxes for the nine months ended September 30, 2013 was $0.4 million or approximately (3.8)% of pre-tax loss compared to a provision for income taxes of $0.2 million for the nine months ended September 30, 2012. The provision for income taxes for the three and nine months ended September 30, 2013 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
Liquidity and Capital Resources
As of September 30, 2013, we had cash and cash equivalents of $26.5 million, short- and long-term investments of $56.5 million, and net accounts receivable of $18.9 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Working capital	$58,029	$68,450
Cash and cash equivalents	$26,500	$21,810
Short-term investments	35,975	50,265
Long-term investments	20,544	5,181
Total cash and cash equivalents and investments	$83,019	$77,256
Cash Flows from Operating Activities
Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2013. Net cash provided by operating activities primarily consisted of $14.5 million in non-cash operating expenses and $5.7 million in changes in operating assets and liabilities, partially offset by a net loss of $10.1 million. Non-cash items included in net loss for the nine months ended September 30, 2013 included depreciation and amortization expense of $2.9 million, amortization of net investment premiums of $0.7 million, stock-based compensation of $9.6 million and the impairment of property and equipment of $1.2 million. Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2012. Net cash provided by operating activities primarily consisted of $10.6 million in non-cash operating expenses and $4.3 million in changes in operating assets and liabilities, partially offset by a net loss of $8.7 million. Non-cash items included in net loss for the nine months ended September 30, 2012 included depreciation and amortization expense of $2.6 million, amortization of net investment premiums of $0.8 million, stock-based compensation of $7.2 million and impairment of property and equipment of $0.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2013. Net cash used in investing activities consisted of $56.8 million in purchases of securities, $2.6 million in purchases of property and equipment and $1.0 million in purchases of intangible assets, partially offset by $55.0 million in maturities of securities. Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2012. Net cash provided by investing activities consisted of $69.9 million in maturities of securities, offset by $66.4 million in purchases of securities, $3.0 million in purchases of property and equipment and $0.4 million in purchases of intangible assets.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of $1.2 million in net proceeds from issuance of common stock, offset by $1.2 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases. Net cash used by financing activities was $7.7 million for the nine months ended September 30, 2012. Net cash used in financing activities consisted primarily of repurchases of common stock of $9.2 million, partially offset by net proceeds from issuance of common stock of $1.6 million primarily related to our employee stock purchase plan.
We believe that our $26.5 million of cash and cash equivalents and $56.5 million in short- and long-term investments at September 30, 2013 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of September 30, 2013 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2013, we issued approximately 0.8 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2012 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2013, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock. Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or available at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on February 6, 2013.

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
Interest Rate Risk
We had cash and cash equivalents of $26.5 million at September 30, 2013 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Silicon Labs Litigation
On May 13, 2012, we filed a declaratory judgment complaint in United States District Court for the Southern District of California against Silicon Labs, as defendant, seeking an order that our CMOS hybrid tuner products, such as the MxL301 and MxL601, do not infringe nineteen (19) patents owned by Silicon Labs.
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. We filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012.
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
As disclosed in our Current Report on Form 8-K, as filed with the SEC on October 4, 2013, we entered into a settlement agreement with Silicon Labs, that resolved all currently outstanding patent litigation between us that is described above. Under the terms of the settlement agreement, each party agreed to dismiss all currently outstanding litigation against the other party with prejudice. In connection with the settlement agreement, each party granted the other party a worldwide, non-exclusive, royalty-free, and fully paid-up license to its patent portfolio. The scope of the patent licenses is limited to existing products that were subject to the litigation. The settlement agreement releases each party and their respective direct and indirect customers from past infringement liability with respect to the products subject to the litigation. Each party agreed not to bring any patent infringement lawsuit against the other party for a period of three years from the date of the settlement agreement. The parties agreed that neither the execution and delivery of the settlement agreement nor any provision of the settlement agreement constituted an admission by either us or Silicon Labs of liability, infringement, or validity of any licensed patents.
We evaluated the settlement agreement as a multiple element arrangement which required the payment consideration to be allocated to the identifiable elements based on relative fair value. As a result, we determined that the $1.25 million payment to Silicon Labs should be expensed and recorded in selling, general and administrative expense in the three and nine months ended September 30, 2013. We had not previously recorded an accrual for loss contingencies associated with Silicon Labs litigation as we were not able to determine that an unfavorable outcome was probable or reasonably possible or determine that the amount or range of any possible loss was reasonably estimable given the early stage of the discovery process in prior quarters.

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
In the three months ended September 30, 2013, one customer accounted for approximately 27% of our net revenue, and our ten largest customers collectively accounted for approximately 71% of our net revenue. In the nine months ended September 30, 2013, one customer accounted for approximately 29% of our net revenue, and our ten largest customers collectively accounted for approximately 73% of our net revenue. In the three months ended September 30, 2012, one customer accounted for approximately 30% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. In the nine months ended September 30, 2012, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 68% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2011, revenue directly attributable to cable applications accounted for approximately 34% of our net revenue. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For the three and nine months ended September 30, 2013, revenue directly attributable to cable applications accounted for approximately 70% and 69% of our net revenue, respectively. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2013. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $14.6 million and $38.4 million in the three and nine months ended September 30, 2013 and $10.9 million and $33.8 million in the three and nine months ended September 30, 2012. In the nine months ended September 30, 2013, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
We have previously been parties to intellectual property litigation and may face additional claims of intellectual property infringement in the future. Any future litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
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
On July 17, 2012, Silicon Labs filed a complaint for patent infringement against us in United States District Court for the Southern District of California. The Silicon Labs complaint asserts that a wide range of our products infringe a single Silicon Labs patent, U.S. Patent No. 7,035,607, or the '607 patent. The '607 patent is related to several of the nineteen (19) patents on which we filed a declaratory judgment action against Silicon Labs. We filed counterclaims for infringement on three (3) patents owned by us - United States Patent Nos. 7,362,178; 8,198,940; and 7,778,613. The July 17, 2012 litigation and May 13, 2012 litigation were related by Court order on July 23, 2012.
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
As disclosed in our Current Report on Form 8-K, as filed with the SEC on October 4, 2013, we entered into a settlement agreement with Silicon Labs, that resolved all currently outstanding patent litigation between us that is described above. Under the terms of the settlement agreement, each party agreed to dismiss all currently outstanding litigation against the other party with prejudice. In connection with the settlement agreement, each party granted the other party a worldwide, non-exclusive, royalty-free, and fully paid-up license to its patent portfolio. The scope of the patent licenses is limited to existing products that were subject to the litigation. The settlement agreement releases each party and their respective direct and indirect customers from past infringement liability with respect to the products subject to the litigation. Each party agreed not to bring any patent infringement lawsuit against the other party for a period of three years from the date of the settlement agreement. The parties agreed that neither the execution and delivery of the settlement agreement nor any provision of the settlement agreement constituted an admission by either us or Silicon Labs of liability, infringement, or validity of any licensed patents.
We evaluated the settlement agreement as a multiple element arrangement which required the payment consideration to be allocated to the identifiable elements based on relative fair value. As a result, we determined that the $1.25 million payment to Silicon Labs should be expensed and recorded in selling, general and administrative expense in the three and nine months ended September 30, 2013. We had not previously recorded an accrual for loss contingencies associated with Silicon Labs litigation as we were not able to determine that an unfavorable outcome was probable or reasonably possible or determine that the amount or range of any possible loss was reasonably estimable given the early stage of the discovery process in prior quarters.
Any future claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution and including the Silicon Labs claims, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any future proceedings result in an adverse outcome, we could be required to:

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
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.
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
For the nine months ended September 30, 2013, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in the international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, Singapore and Malaysia. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for 27% and 29% of our net revenue in the three and nine months ended September 30, 2013. If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales to these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our RF receivers and RF receiver SoCs. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.

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
Highly complex products like our RF receivers and RF receiver SoCs may contain defects and bugs when they are first introduced or as new versions are released. Due to our limited operating history, defects and bugs that may be contained in our products may not yet have manifested. We have previously experienced, and may in the future experience, defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
In the nine months ended September 30, 2013, we received notice of an audit of our historic tax returns by the Internal Revenue Service. In the event we are determined to have any unaccrued tax obligations arising from the audit, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 94% and 93% of our net revenue in the three and nine months ended September 30, 2013. In addition, approximately 28% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our business is subject to various international and U.S. laws and other legal requirements, including packaging, product content, labor, import/export control regulations, and the Foreign Corrupt Practices Act. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant costs to comply with these regulations or to remedy violations. Any failure by us to comply with applicable government regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.

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
As of September 30, 2013, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 19% of our outstanding capital stock, representing approximately 56% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over the management and affairs of the Company and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.
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

•
specify that special meetings of our stockholders can be called only by our Board of Directors, our Chairman of the Board of Directors, our President or by unanimous written consent of our directors appointed by the holders of Class B common stock;

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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2013, we had 26.0 million shares of Class A common stock and 8.8 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
The holders of 1.4 million shares of Class B common stock, or 4% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 15.0 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
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
Recent Sales of Unregistered Securities
In the nine months ended September 30, 2013, we issued an aggregate of 0.04 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.05 million in the nine months ended September 30, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2013, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

MAXLINEAR, INC.

(Registrant)

Date: October 30, 2013	By:	/s/ Adam C. Spice
Adam C. Spice
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2013		/s/ Justin Scarpulla
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