Form 10-K
period 2013-12-31
MAXLINEAR INC
filed 2014-02-07
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission file number: 001-34666
MaxLinear, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	14-1896129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road, Suite 100 Carlsbad, California	92011
(Address of principal executive offices)	(Zip Code)
(760) 692-0711
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the exchange on which registered
Class A Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Action: None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $202.9 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
As of January 27, 2014, the registrant has 27,519,400 shares of Class A common stock, par value $0.0001, and 7,829,822 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS
Corporate Information
We incorporated in the State of Delaware in September 2003. Our executive offices are located at 2051 Palomar Airport Road, Suite 100, Carlsbad, California 92011, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its wholly owned subsidiaries. Our website address is www.maxlinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The names “MxL” and “digIQ” are our registered trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions.
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
We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2013, we sold our products to more than 120 end customers. For the year ended December 31, 2013, our net revenue was $119.6 million as compared to $97.7 million in the year ended December 31, 2012.
Industry Background
Technological advances in the broadband data and broadcast TV markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless connectivity;

rapid improvements in display technology; the transition from standard to high to ultra high definition television; the proliferation of multi-channel digital video recording, or DVR; and the proliferation of multimedia content accessible through terrestrial broadcast digital television, cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced television functionality to set top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways. We believe that several trends, across multiple target markets, are creating revenue opportunities for providers of RF receivers and RF receiver SoCs. These trends include the following:

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

•
Cable / Satellite / Broadband Access: Competing cable, satellite, and other broadband service providers differentiate their services by providing consumers with bundled video, voice, and broadband data access, referred to as triple-play services. These services include advanced features such as; channel guide information, video-on-demand, multi-channel digital video recording, or DVR, and picture-in-picture viewing. Many set top boxes, including those used for triple-play services, now enable consumers to simultaneously access, and manage multimedia content from multiple locations in the same house. These advanced features require either a home gateway or a set top box to simultaneously receive, demodulate, and decode multiple signals spread across several channels of frequency bandwidth. Traditional architectures would require that each simultaneously accessed signal require a dedicated RF receiver. In these emerging home gateway or media servers, where content may be delivered using internet protocol or IP, there may be “thin or remote clients” that may not have traditional TV tuners, but necessarily include a broadband RF receiver such as MoCA or WiFi. This greatly increases the number of RF receivers required to be deployed in each set top box. In addition, in order to deliver increasing data bandwidth to the home, cable MSOs have deployed DOCSIS 3.0 equipment and services, which enable channel bonding, or the concurrent reception of multiple channels, resulting in higher aggregate “sum of the channels” bandwidth available to DOCSIS 3.0 cable subscribers.

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
The core challenges of capturing and processing high quality broadband communications signals are common to the terrestrial, cable, and satellite markets. These challenges include:

•
Design Challenges of Receiving Multiple RF Signals. System designers and service providers across various markets seek to enhance consumer appeal through the addition of new features in their products. Incorporating more than one channel of RF reception in an electronic device enables many of these features and advanced applications that are rapidly becoming a part of the standard offering from device makers and service providers. For example, in the cable set top box market, it is necessary to support the simultaneous reception of multiple channels for voice, video and data applications in many system designs. In order to meet such requirements, OEMs must employ either multiple narrow or wideband RF receivers or Full Spectrum Capture (FSCTM) receiver SoCs in their system design. Each additional RF receiver poses new challenges to the system designer, such as increased design complexity, overall cost, circuit board space, power consumption and heat dissipation. In addition, a high level of integration in multiple-receiver designs is necessary to combat the reliability and signal interference issues arising from the close proximity of sensitive RF elements.

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
Our Solution
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications applications. Our products enable the display of broadband video and data content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions. We combine our high performance analog and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to develop RF receivers and RF receiver SoCs. We integrate our RF receivers with digital demodulation and other communications functions in standard CMOS process technology. Our solutions have the following key features:

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

•
Target Additional High-Growth Markets. Our core competency is in RF analog and mixed-signal integrated circuit design in CMOS process technology for broadband communications applications. Several of the technological challenges involved in developing RF solutions for video broadcasting and broadband reception are common to a majority of broadband communication markets. We intend to leverage our core competency in developing highly integrated RF receiver and RF receiver SoCs in standard CMOS process technology to address additional markets within broadband communications, communications infrastructure, and connectivity markets that we believe offer profitable high growth potential.

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

Products
Our products are integrated into a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions. We provide our customers with guidelines, known as reference designs, so that they can efficiently use our products in their product designs. We currently provide two types of semiconductors:

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

Customers
We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. During the year ended December 31, 2013, we sold our products to more than 120 end customers. A significant but declining portion of our sales to these and other customers are through distributors based in Asia, and we do not consider distributors as our end customers, despite selling the products to and being paid by the distributors.
A significant portion of our net revenue has historically been generated by a limited number of customers. During the year ended December 31, 2013 and the year ended December 31, 2012, ten customers accounted for approximately 72% and 67% of our net revenue, respectively. For the year ended December 31, 2013, Arris represented 28% of revenue. For the year ended December 31, 2012, Arris and Pace represented 28% and 10% of revenue, respectively. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2013 and 2012.
Products shipped to Asia accounted for 93% of our net revenue in the year ended December 31, 2013 and 91% of our net revenue in the year ended December 31, 2012. Products shipped to Japan accounted for 9% of our net revenue in the year ended December 31, 2013 and 14% of our net revenue in the year ended December 31, 2012. Products shipped to China and Taiwan accounted for 68% and 8%, respectively, of our net revenue in the year ended December 31, 2013. Products shipped to China and Taiwan accounted for 58% and 12%, respectively, of our net revenue in the year ended December 31, 2012. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the year ended December 31, 2013 and 2012 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the year ended December 31, 2013 and 2012 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 1 to our consolidated financial statements for a discussion of total revenue by geographical region for 2013, 2012 and 2011.
Sales and Marketing
We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad, Irvine, and San Jose in California; Tokyo in Japan; Shanghai and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; and Bangalore, India. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 29% of our net revenue in the year ended December 31, 2013 and 40% of our net revenue in the year ended December 31, 2012.

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
In February 2012, we entered into a non-exclusive distributor agreement with Techmosa International, Inc., for distribution of our products in Taiwan. Our distributor agreement with Techmosa is effective for one year, unless it is terminated in writing earlier by either party for any or no reason which will commence 60 days following receipt of the other party’s request, or by failure to cure a material breach within thirty days following written notice of such material breach by the non-breaching party. Our agreement with Techmosa will automatically renew for additional successive one-year terms unless at least sixty days before the end of the then-current term either party provides written notice to the other party that it that it elects not to renew the agreement.
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
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2013, we had approximately 242 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Atlanta in Georgia; Shanghai in China; and Bangalore in India. Our research and development expense was $53.1 million in 2013, $46.5 million in 2012 and $40.2 million in 2011.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC products. Our primary competitors include NXP B.V. in cable and terrestrial TV markets, Silicon Laboratories in terrestrial TV markets, RDA Microelectronics and Rafael Microelectronics, Inc. in TV and terrestrial set-top-box markets, Broadcom Corporation in terrestrial, cable, and satellite data and video markets, and Entropic Communications, Inc. and Broadcom Corporation, in our new development initiatives targeting satellite outdoor units. In addition, it is quite likely that a number of other public and private companies, including some of our customers and semiconductor integrated circuit partners, are developing competing products for digital TV and other broadband communications applications.
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
We have 34 issued patents and 233 patent applications pending in the United States. We also have 10 issued foreign patents and 94 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. The 34 issued patents in the United States will begin to expire in 2024 through 2032. The 10 issued foreign patents will expire in 2025.
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
We are a party to a number of license agreements for various technologies, such as a license agreement with Intel Corporation relating to demodulator technologies that are licensed specifically for use in our products for cable set top boxes. The agreement was originally entered into with Texas Instruments but was subsequently assigned to Intel Corporation as part of Intel Corporation’s acquisition of Texas Instruments’ cable modem product line in 2010. The license agreement with Intel Corporation has a perpetual term, but Intel Corporation may terminate the agreement for any uncured material breach or in the event of bankruptcy. If the agreement is terminated, we would not be able to manufacture or sell products that contain the demodulator technology licensed from Intel Corporation, and there would be a delay in the shipment of our products containing the technology until we found a replacement for the demodulator technology in the marketplace on commercially reasonable terms or we developed the demodulator technology itself. We believe we could find a substitute for the currently licensed demodulator technology in the marketplace on commercially reasonable terms or develop the demodulator technology ourselves. In either case, obtaining new licenses or replacing existing technology could have a material adverse effect on our business, as described in “Risk Factors—Risks Related to Our Business—We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business—We recently settled and are currently a party to intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights" and in "Item 3—Legal Proceedings."
Employees
As of December 31, 2013, we had approximately 336 employees, including 242 in research and development, 41 in sales and marketing, 8 in operations and semiconductor technology and 45 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.

Backlog
Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule, or in some cases, cancel orders on relatively short notice, we do not believe that backlog is a good indicator of our future sales.
Geographic Information
During our last three years, substantially all of our revenue was generated from products shipped to China, Japan and Taiwan, and substantially all of our long-lived assets are located within the United States.
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
This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as "may," “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and set top box manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Entropic Communications, Inc., and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.
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
During the year ended December 31, 2013, Arris accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. During the year ended December 31, 2012, Arris and Pace accounted for approximately 28%% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2013 and 2012. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2011, revenue directly attributable to cable applications accounted for approximately 34% of our net revenue. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent in 2014. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and have provided us with a significant competitive advantage. Our research and development expense was $53.1 million in 2013, $46.5 million in 2012 and $40.2 million in 2011. In 2013, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
If we fail to penetrate new markets, specifically the market for Satellite set-top boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
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
We recently settled and are currently a party to intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware.  In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792.  In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction.  CrestaTech also names Sharp Electronics Corp. and Vizio, Inc. as defendants based upon their alleged use of our television tuners.  On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission alleging that we infringe the same patents identified in the preceding paragraph.  Through its complaint, CrestaTech seeks an order preventing the importation of certain of our television tuners into the United States or the importation of televisions from Sharp Corp., Sharp Electronics Corp., or Vizio, Inc. containing our tuners.  CrestaTech also seeks a cease and desist order against our importation, sale for importation, and other activities in connection with our television tuners.

Our litigation with CrestaTech is in the preliminary stages, and we have not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution and including the CrestaTech claims, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any future proceedings result in an adverse outcome, we could be required to:

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
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred with CrestaTech, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.
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
When we settled a trademark dispute with Linear Technology Corporation, we agreed not to register the “MAXLINEAR” mark or any other marks containing the term “LINEAR”. We may continue to use “MAXLINEAR” as a corporate identifier, including to advertise our products and services, but may not use that mark on our products. The agreement does not affect our ability to use our registered trademark “MxL”, which we use on our products. Due to our agreement not to register the “MAXLINEAR” mark, our ability to effectively prevent third parties from using the “MAXLINEAR” mark in connection with similar products or technology may be affected. If we are unable to protect our trademarks, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.
Our business, revenue and revenue growth, if any, will depend in part on the timing and development of the global transition from analog to digital television, which is subject to numerous regulatory and business risks outside our control.
For the year ended December 31, 2013, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the transition to digital TV standards does not take place or is substantially delayed in the international markets, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We have experienced significant growth in a short period of time. Our net revenue increased from approximately $71.9 million in 2011 to approximately $97.7 million in 2012 and approximately $119.6 million in 2013. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•
recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;

•	add sales personnel and expand customer engineering support offices;

•	maintain adequate administrative, financial and operational systems, procedures and controls; and

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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for 29% of our net revenue in the year ended December 31, 2013. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales through these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors likely would reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue in a subsequent quarter.
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
In the year ended December 31, 2013, we were under examination by the federal tax authorities for the year 2010 and 2011. The examination closed in January 2014. The Company is still subject to examination for 2012 and 2013. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 93% of our net revenue in the year ended December 31, 2013. In addition, approximately 31% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

Thus, our dual class structure will limit your ability to influence corporate matters, including with respect to transactions involve a change of control, and, as a result, we may take actions that our stockholders do not view as beneficial, which may adversely affect the market price of our Class A common stock. In addition to the additional voting rights granted to holders of our Class B common stock, which is held principally by certain of our executive officers and founders, we have entered change of control agreements with our executive officers, which could have an adverse effect on a third party’s willingness to consider acquiring us, either because it may be more difficult to retain key employees with change of control benefits or because of the incremental cost associated with these benefits.
The concentration of our capital stock ownership with our founders, executive officers, will limit your ability to influence corporate matters and their interests may differ from other stockholders.
As of December 31, 2013, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 19% of our outstanding capital stock, representing approximately 58% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2013, we had 27.0 million shares of Class A common stock and 8.3 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
The holders of 1.0 million shares of Class B common stock, or 3% of our total outstanding Class A and Class B common stock, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. Shares of our Class B common stock automatically will convert into shares of our Class A common stock upon any sale or transfer, whether or not for value, except for certain transfers described in our amended and restated certificate of incorporation. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed registration statements on Form S-8 under the Securities Act to register 15.0 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
As disclosed in our Current Report on Form 8-K, filed with the SEC on April 9, 2012, at a meeting held on April 3, 2012, our compensation committee amended our Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2012 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 3, 2013. Additionally, we settled all bonus awards for all other employees for the 2012 performance period in shares of our Class A common stock. We issued 0.8 million shares of our Class A common stock for the 2012 performance period upon settlement of the bonus awards on May 3, 2013. As disclosed in our Current Report on Form 8-K, filed with the SEC on May 20, 2013, at a meeting held on May 14, 2013, our compensation committee amended our Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. We intend to settle all bonus awards for employees for the 2013 performance period in shares of our Class A common stock. We cannot currently predict when the bonus awards will be settled, but we currently anticipate that approximately 0.5 million shares of our Class A common stock will be issued for the 2013 performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Our corporate headquarters occupy approximately 29,000 square feet in Carlsbad, California under a lease that expires in March 2014. All of our business and engineering functions are represented at our corporate headquarters, including three laboratories for research and development and manufacturing operations. In addition to our principal office space in Carlsbad, we have leased facilities for use as design centers in Irvine, and San Jose in California; Atlanta in Georgia; Shanghai, and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; Tokyo in Japan; and Bangalore in India. We also have engineering support offices in Shenzhen in China; Caen in France; Tokyo in Japan; Hsinchu in Taiwan; and Seoul in South Korea. As disclosed in our Current Report on Form 8-K, filed with the SEC on December 20, 2013, we entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years and six months, commencing on the later of March 27, 2014 or the date five days following substantial completion of certain tenant improvements. We expect to relocate our current operations in Carlsbad, California to the new facility beginning in the second quarter of 2014. We believe that our current facilities are adequate to meet our ongoing needs and that additional facilities are available for lease to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Electronics Corp. and Vizio, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission alleging that we infringe the same patents identified in the preceding paragraph. Through its complaint, CrestaTech seeks an order preventing the importation of certain of our television tuners into the United States or the importation of televisions from Sharp Corp., Sharp

Electronics Corp., or Vizio, Inc. containing our tuners. CrestaTech also seeks a cease and desist order against our importation, sale for importation, and other activities in connection with our television tuners.
Our litigation with CrestaTech is in the preliminary stages, and we have not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech litigation described above, we believe that there are no other currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II — FINANCIAL INFORMATION

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
Market Information and Holders
In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2013
	High	Low
First Quarter (January 1, 2013 to March 31, 2013)	$6.40	$5.07
Second Quarter (April 1, 2013 to June 30, 2013)	$7.25	$5.05
Third Quarter (July 1, 2013 to September 30, 2013)	$9.05	$6.70
Fourth Quarter (October 1, 2013 to December 31, 2013)	$10.46	$7.62

	Year Ended December 31, 2012
	High	Low
First Quarter (January 1, 2012 to March 31, 2012)	$6.40	$4.65
Second Quarter (April 1, 2012 to June 30, 2012)	$5.54	$4.05
Third Quarter (July 1, 2012 to September 30, 2012)	$7.31	$3.96
Fourth Quarter (October 1, 2012 to December 31, 2012)	$6.96	$4.50
On December 31, 2013, the last reported sales price of our common stock was $10.43 and, according to our transfer agent, as of January 27, 2014, there were 18 record holders of our Class A common stock and 63 record holders of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2013, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Recent Sales of Unregistered Securities
In the year ended December 31, 2013, we issued an aggregate of 0.04 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.1 million in the year ended December 31, 2013 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2013, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
We have derived the selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and selected consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data :
Net revenue	$119,646	$97,728	$71,937	$68,701	$51,350
Cost of net revenue	46,683	37,082	26,690	21,560	17,047
Gross profit	72,963	60,646	45,247	47,141	34,303
Operating expenses:
Research and development	53,132	46,458	40,157	27,725	19,790
Selling, general and administrative	32,181	27,254	20,216	15,915	9,951
Total operating expenses	85,313	73,712	60,373	43,640	29,741
Income (loss) from operations	(12,350)	(13,066)	(15,126)	3,501	4,562
Interest income	222	282	292	326	51
Interest expense	(4)	(53)	(69)	(29)	(52)
Other expense, net	(199)	(74)	(128)	(55)	(2)
Income (loss) before income taxes	(12,331)	(12,911)	(15,031)	3,743	4,559
Provision (benefit) for income taxes	402	341	6,993	(6,371)	230
Net income (loss)	(12,733)	(13,252)	(22,024)	10,114	4,329
Net income allocable to preferred stockholders	—	—	—	(1,215)	(3,691)
Net income (loss) attributable to common stockholders:	$(12,733)	$(13,252)	$(22,024)	$8,899	$638
Net income (loss) per share attributable to common stockholders:
Basic	$(0.37)	$(0.40)	$(0.68)	$0.33	$0.06
Diluted	$(0.37)	$(0.40)	$(0.68)	$0.30	$0.06
Shares used to compute net income (loss) per share:
Basic	34,012	33,198	32,573	26,743	10,129
Diluted	34,012	33,198	32,573	29,478	11,512

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data :
Cash, cash equivalents and short- and long-term investments, available-for-sale	$86,354	$77,256	$85,736	$94,486	$17,921
Working capital	56,558	68,450	76,585	95,444	11,029
Total assets	124,929	110,597	112,376	118,918	35,773
Capital lease obligations, net of current portion	—	—	2	18	115
Convertible preferred stock	—	—	—	—	35,351¹
Total stockholders’ equity (deficit)	86,674	80,233	93,025	104,897	(19,475)

1
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
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals. Our current products enable the display of broadband video content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $119.6 million in fiscal 2013. In 2013, our net revenue was derived primarily from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 93%, 91% and 90% of net revenue in the years ended December 31, 2013, 2012 and 2011. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the years ended December 31, 2013, 2012 and 2011 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the years ending December 31, 2013, 2012 and 2011 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. During the year December 31, 2013, Arris accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue. During the year December 31, 2012, Arris and Pace accounted for 28% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2013 and 2012. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
A portion of our revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through our distributors accounted for 29% and 40% of net revenue in the years ended December 31, 2013, and December 31, 2012, respectively. Pricing credits to our distributors may result from our price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent us from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, we have determined that it does not meet all of the required revenue recognition criteria at the time we deliver our products to distributors as the final sales price is not fixed or determinable.
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
We record reductions in revenue for estimated pricing adjustments related to price protection agreements with our end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in our accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. We accrue 100% of potential price protection adjustments at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed price protection amounts as specific programs contractually end or when we believe unclaimed amounts are no longer subject to payment and will not be paid. See Note 4 for a summary of our price protection activity.

Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers and adjust credit limits based on each customers’ credit worthiness, as determined by our review of current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been insignificant, we may experience higher credit loss rates in the future than we have in the past. Our receivables are concentrated in relatively few customers. Therefore, a significant change in the liquidity or financial position of any one significant customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.
Inventory Valuation
We assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Inventory is stated at the lower of cost or market. Cost approximates actual cost on a first-in, first-out basis and market reflects current replacement cost (e.g. net replacement value) which cannot exceed net realizable value or fall below net realizable value less an allowance for an approximately normal profit margin. We reduce our inventory to its lower of cost or market on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its market value based upon assumptions about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for equity incentive awards, including stock options, employee stock purchase rights, restricted stock units and restricted stock awards based on the grant date fair value of the award. We use the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. We calculate the fair value of restricted stock units and restricted stock awards based on the fair market value of our Class A common stock on the grant date. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. We calculate the weighted-average expected life of options using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of historical data due to our limited number of stock option exercises under the 2010 Equity Incentive Plan. We will continue to assess the appropriateness of the use of the simplified method as we develop a history of option exercises.
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
Net Revenue. Net revenue is generated from sales of integrated radio frequency analog and mixed signal semiconductor solutions for broadband communication applications. A significant but declining portion of our end customers purchase products indirectly from us through distributors. Although we sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.
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

Provision (Benefit) for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years. Income tax expense for the year ended December 31, 2013 and 2012, primarily relates to income tax in foreign jurisdictions. Income tax expense for the year ended December 31, 2011 is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011.
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Net revenue	100%	100%	100%
Cost of net revenue	39	38	37
Gross profit	61	62	63
Operating expenses:
Research and development	44	47	56
Selling, general and administrative	27	28	28
Total operating expenses	71	75	84
Loss from operations	(10)	(13)	(21)
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	—
Loss before income taxes	(10)	(13)	(21)
Provision for income taxes	—	—	10
Net loss	(10)%	(13)%	(31)%
Comparison of the Years Ended December 31, 2013, 2012 and 2011
Net Revenue

	Years Ended December 31,			% Change
	2013	2012	2011	2013	2012
	(dollars in thousands)
Cable	$81,284	$61,725	$23,666	32%	161%
% of net revenue	68%	63%	34%
Terrestrial	$38,362	$36,003	$48,271	7%	(25)%
% of net revenue	32%	37%	67%
Total net revenue	$119,646	$97,728	$71,937	22%	36%
The increase in net revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to an increase in revenue from cable and terrestrial products of $19.6 million and $2.4 million, respectively. The majority of the growth in cable revenue for the year ended December 31, 2013 was attributable to sales into DOCSIS 3.0 cable modems and video server-gateway applications. The growth in terrestrial revenue for the year ended December 31, 2013 was driven primarily by hybrid TV tuner applications offset by decreases in our automotive and terrestrial STB applications.
The increase in net revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to an increase in sales revenue from cable modem and cable set-top and gateway products of $38.1 million, offset by a decrease in revenue derived from terrestrial applications of $12.3 million, approximately half of the declines coming from automotive, with less significant declines in mobile handsets, terrestrial set-top boxes, and television sets.

The demand for our cable and terrestrial products will depend on several factors, including the rate of worldwide transition from analog-to-digital terrestrial and cable television broadcast, and, with respect to our cable products, the growth in demand, if any, for high speed DOCSIS 3.0 cable broadband connectivity and related multimedia content and services.
Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2013	2012	2011	2013	2012
	(dollars in thousands)
Cost of net revenue	$46,683	$37,082	$26,690	26%	39%
% of net revenue	39%	38%	37%
Gross profit	$72,963	$60,646	$45,247	20%	34%
% of net revenue	61%	62%	63%
The decrease in the gross profit percentage for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to the average selling prices of certain key products declining at a quicker rate than declines in their average manufacturing costs, partially offset by an increase in sales of higher margin products. A $1.1 million impairment of production masks that were previously capitalized, but for which future use is no longer expected, and a $0.4 million increase in excess and obsolete inventory reserves also contributed to the decrease in the gross profit percentage for the year ended December 31, 2013.
The increase in gross profit for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was driven primarily by the $38.1 million increase in our cable product revenue, which more than offset revenue declines of $12.3 million in terrestrial applications, the vast majority of the declines were related to our higher margin automotive, mobile handset, and digital-only TV tuners. The decrease in the gross profit percentage was largely due to the above noted changes in product mix related to significant declines in our higher margin legacy mobile and automotive handset applications.
We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Years Ended December 31,			% Change
	2013	2012	2011	2013	2012
	(dollars in thousands)
Research and development	$53,132	$46,458	$40,157	14%	16%
% of net revenue	44%	47%	56%
The increase in research and development expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a $6.5 million increase in payroll-related items (including stock-based compensation). The increase in research and development expense for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily attributable to an increase in a combination of payroll-related items of $7.7 million and prototyping and mask expenses of $1.5 million, partially offset by a reduction in spending on embedded intellectual property IP licensing of $3.2 million. In 2013 and 2012, payroll-related expenses (including stock-based compensation) increased due to increases in our average full-time-equivalent headcount compared to prior year, expenses related to our employee bonus plan and an increase in employee healthcare costs.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Years Ended December 31,			% Change
	2013	2012	2011	2013	2012
	(dollars in thousands)
Selling, general and administrative	$32,181	$27,254	$20,216	18%	35%
% of net revenue	27%	28%	28%
The increase in selling, general and administrative expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily attributable to increases in payroll-related expenses (including stock-based compensation) and incremental legal expense related to our recently completed litigation with Silicon Laboratories. Payroll-related expenses (including stock-based compensation) increased $3.0 million. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the prior year and increases in employee healthcare costs. Non-recurring legal expenses (including the $1.25 million one-time payment related to the settlement agreement) increased $2.2 million for the year ended December 31, 2013.
The increase in selling, general and administrative expense for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily attributable to increased costs associated with the need for larger scale operations to support increased demand for our products. Specifically, the increase was primarily attributable in part to additional $4.1 million of incremental payroll-related expense (including stock-based compensation) due to an increase in our average full-time-equivalent headcount, expenses related to the 2012 employee bonus plan and increases in employee healthcare costs. Also contributing to these increases were incremental professional and legal expenses of $2.4 million including significant incremental legal expenses related to a previously disclosed export compliance matter as well as our initiation and defense of litigation with Silicon Laboratories, or Silicon Labs.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Years Ended December 31,
	2013	2012	2011
Interest income	$222	$282	$292
Interest expense	(4)	(53)	(69)
Other expense, net	(199)	(74)	(128)
Interest income decreased in 2013 compared to 2012 due to lower yields on cash equivalent and investment balances. Interest income decreased in 2012 compared to 2011 due to lower investment balances, principally due to a change in the composition of cash equivalents and investments. Interest expense decreased in 2013 compared to 2012 and in 2012 compared to 2011 due to a reduction in our capital leases which were completed in 2013. Other expense, net in 2013, 2012 and 2011 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2013	2012	2011
Provision for income taxes	$402	$341	$6,993
The provision for income taxes for the year ended December 31, 2013 was $0.4 million or approximately (3.3)% of pre-tax loss compared to $0.3 million or approximately (2.6)% of pre-tax loss for the year ended December 31, 2012. The provision for income taxes for the year ended December 31, 2013 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
The provision for income taxes for the year ended December 31, 2012 was $0.3 million or approximately (2.6)% of pre-tax loss compared to $7.0 million or approximately (46.5)% of pre-tax loss for the year ended December 31, 2011. The provision for income taxes for the year ended December 31, 2012 primarily relates to income tax in foreign jurisdictions. The provision for income taxes for the year ended December 31, 2011 was primarily related to the establishment of a valuation allowance against our net federal deferred tax asset in the third quarter of 2011.
Liquidity and Capital Resources
As of December 31, 2013, we had cash and cash equivalents of $26.5 million, short- and long-term investments of $59.9 million, and net accounts receivable of $20.1 million.
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
Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	Years Ended December 31,
	2013	2012
	(in thousands)
Working capital	$56,558	$68,450
Cash and cash equivalents	26,450	21,810
Short-term investments	35,494	50,265
Long-term investments	24,410	5,181
Total cash and cash equivalents and investments	$86,354	$77,256
Stock Repurchase
In the year ended December 31, 2012, our board of directors and the audit committee of our board of directors approved the repurchase and retirement of 1.2 million shares of our Class A common stock and the repurchase and retirement of 1.0 million shares of our Class B common stock from our pre-IPO venture capital investors. We effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of our Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million. There were no stock repurchases in the year ended December 31, 2013.
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
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$12,890	$7,544	$(7,109)
Net cash provided by (used in) investing activities	(9,537)	(4,191)	10,818
Net cash provided by (used in) by financing activities	1,270	(9,577)	2,733
Effect of exchange rates on cash and cash equivalents	17	8	21
Net increase (decrease) in cash and cash equivalents	$4,640	$(6,216)	$6,463
Cash Flows from Operating Activities
Net cash provided in operating activities in 2013 was $12.9 million. Net cash provided by operating activities primarily consisted of $6.9 million in changes in operating assets and liabilities and $18.7 million in non-cash operating expenses, partially offset by a net loss of $12.7 million. Non-cash items included in net loss for the year ended December 31, 2013 included depreciation and amortization expense of $3.7 million, amortization of net investment premiums of $1.0 million, stock-based compensation of $13.0 million, and impairment of long-lived assets of $1.2 million.
Net cash provided in operating activities in 2012 was $7.5 million. Net cash provided by operating activities primarily consisted of $6.0 million in changes in operating assets and liabilities and $14.8 million in non-cash operating expenses, partially offset by a net loss of $13.3 million. Included in changes in operating assets and liabilities were incremental accruals related to legal expenses for our Silicon Laboratories, or Silicon Labs, litigation as well as a reduction in the accrual related to estimated fines and penalties related to a previously disclosed export compliance matter. Non-cash items included in net loss for the year ended December 31, 2012 included depreciation and amortization expense of $3.5 million, amortization of net investment premiums of $1.1 million, stock-based compensation of $10.0 million and an impairment of long-lived assets of $0.2 million.
Net cash used in operating activities in 2011 was $7.1 million. Net cash used in operating activities primarily consisted of a net loss of $22.0 million and $3.6 million in changes in operating assets and liabilities, offset by $18.5 million in non-cash operating expenses. Included in the changes in operating assets and liabilities was a $7.4 million increase in accounts receivable due to significantly greater shipments in the last month of the year ended December 31, 2011 compared to the last month of the year ended December 31, 2010 and the timing of cash receipts from customers and an increase in our accounts payable and accrued expenses related to our accrued technology license payments and estimated fines and penalties related to export compliance matters. Non-cash items included in net loss for the year ended December 31, 2011 included depreciation and amortization expense of $3.2 million, amortization of net investment premiums of $1.2 million, stock-based compensation of $7.4 million, impairment of long-lived assets of $0.1 million and a decrease in deferred income taxes of $6.6 million related to the recording of a valuation allowance on net federal deferred tax assets.
Cash Flows from Investing Activities
Net cash used in investing activities in 2013 was $9.5 million. Net cash used in investing activities primarily consisted of $70.6 million in purchases of securities, $3.2 million in purchases of property and equipment and $1.0 million in purchases of intangibles, offset by $65.2 million in maturities of securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities in 2013 was $1.3 million. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $2.6 million partially offset by $1.4 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.

Net cash used in financing activities in 2012 was $9.6 million. Net cash used in financing activities consisted primarily of repurchases of common stock of $12.1 million and $0.2 million in minimum tax withholding paid on behalf of employees for restricted stock units, offset by proceeds from issuance of common stock of $2.7 million.
Net cash provided by financing activities in 2011 was $2.7 million. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $2.8 million offset by payments on capital leases of $0.1 million.
We believe that our $26.5 million of cash and cash equivalents and $59.9 million in short- and long-term investments at December 31, 2013 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of December 31, 2013 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2013, we issued approximately 0.8 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2012 performance period under our bonus plan. At December 31, 2013, an accrual of $5.1 million was recorded for bonus awards for employees for the 2013 performance period, which we intend to settle in shares of our Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Contractual Obligations, Commitments and Contingencies
The following table summarizes our outstanding contractual obligations as of December 31, 2013:

	Payments Due by Period
						2018 and
	Total	2014	2015	2016	2017	Thereafter
	(in thousands)
Operating lease obligations	$6,746	$1,384	$1,429	$1,245	$1,046	$1,642
Other obligations	6,878	4,584	2,269	25	—	—
Inventory purchase obligations	4,327	4,327	—	—	—	—
Total contractual obligations	$17,951	$10,295	$3,698	$1,270	$1,046	$1,642
Other obligations represent purchase commitments for software licensing agreements, information systems infrastructure and other commitments made in the ordinary course of business.
We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our unrecognized tax benefits of $5.5 million are not included in the table above.
Warranties and Indemnifications
In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. As of December 31, 2013, no expenses were incurred under such provisions. As of December 31, 2012, we incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any unconsolidated SPE transactions.
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
Interest Rate Risk
We had cash and cash equivalents of $26.5 million at December 31, 2013 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer, principal financial officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MaxLinear, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MaxLinear, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLinear, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and the financial statement schedule listed in the Index at Item 15(a)(2) of MaxLinear, Inc. and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 6, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Proposal Number 1 — Election of Class II Directors By Class A and Class B Common Stock”, “Proposal Number 2 — Election of Class II Director By Class B Common Stock” and “Executive Officers” in our Definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in the 2014 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2014 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership,” in our 2014 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2014 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number IV — Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2014 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2013, 2012 and 2011
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2013	$132	$—	$(75)	$57
2012	—	132	—	132
2011	—	—	—	—
Inventory reserves
2013	$152	$533	$(152)	$533
2012	117	127	(92)	152
2011	148	61	(92)	117
Valuation allowance for deferred tax assets
2013	$22,243	$6,385	$—	$28,628
2012	16,029	6,214	—	22,243
2011	3,132	12,897	—	16,029
3. Exhibits

Exhibit Number	Exhibit Title
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

+10.3	2004 Stock Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).
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

+10.6	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).
+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).
+10.8	2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).
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

+10.12
Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2013 (File No. 333-34666)).

+10.13	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2013 (File No. 333-34666)).
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

+10.17
Employment Offer Letter, dated November 9, 2012, between the Registrant and Will Torgerson (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).

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

+10.21	MaxLinear, Inc. Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.21 of the Registrant's Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34666)).
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

*10.26	Lease Agreement, dated December 17, 2013, between Registrant and The Campus Carlsbad, LLC.
*11.1	Statement re computation of income (loss) per share (included on page F-14 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

MAXLINEAR, INC.

(Registrant)

	By:	/s/ KISHORE SEENDRIPU, PH.D
Kishore Seendripu, Ph.D
President and Chief Executive Officer
Date: February 6, 2014		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, PH.D	President and Chief Executive Officer	February 6, 2014
Kishore Seendripu, Ph.D	(Principal Executive Officer)

/s/ ADAM SPICE	Vice President and Chief Financial Officer	February 6, 2014
Adam C. Spice	(Principal Financial Officer)

/s/ JUSTIN SCARPULLA	Chief Accounting Officer	February 6, 2014
Justin Scarpulla	and Corporate Controller
(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 6, 2014
Thomas E. Pardun

/s/ STEVEN C. CRADDOCK	Director	February 6, 2014
Steven C. Craddock

/s/ HK DESAI	Director	February 6, 2014
HK Desai

/s/ CURTIS LING, PH.D	Director	February 6, 2014
Curtis Ling, Ph.D

/s/ ALBERT J. MOYER	Director	February 6, 2014
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 6, 2014
Donald E. Schrock

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MaxLinear, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 6, 2014

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$26,450	$21,810
Short-term investments, available-for-sale	35,494	50,265
Accounts receivable, net	20,058	14,558
Inventory	10,032	9,891
Prepaid expenses and other current assets	1,682	1,494
Total current assets	93,716	98,018
Property and equipment, net	5,511	6,866
Long-term investments, available-for-sale	24,410	5,181
Intangible assets	749	275
Other long-term assets	543	257
Total assets	$124,929	$110,597
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,507	$7,372
Deferred revenue and deferred profit	2,651	2,289
Accrued price protection liability	15,017	7,880
Accrued expenses and other current liabilities	4,285	5,023
Accrued compensation	7,698	7,004
Total current liabilities	37,158	29,568
Other long-term liabilities	1,097	796
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 27,002 and 23,181 shares issued and outstanding at December 31, 2013 and 2012, respectively	3	2
Class B common stock, $0.0001 par value; 500,000 shares authorized, 8,338 and 9,673 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	158,360	139,210
Accumulated other comprehensive income	58	35
Accumulated deficit	(71,748)	(59,015)
Total stockholders’ equity	86,674	80,233
Total liabilities and stockholders’ equity	$124,929	$110,597
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net revenue	$119,646	$97,728	$71,937
Cost of net revenue	46,683	37,082	26,690
Gross profit	72,963	60,646	45,247
Operating expenses:
Research and development	53,132	46,458	40,157
Selling, general and administrative	32,181	27,254	20,216
Total operating expenses	85,313	73,712	60,373
Loss from operations	(12,350)	(13,066)	(15,126)
Interest income	222	282	292
Interest expense	(4)	(53)	(69)
Other expense, net	(199)	(74)	(128)
Loss before income taxes	(12,331)	(12,911)	(15,031)
Provision for income taxes	402	341	6,993
Net loss	$(12,733)	$(13,252)	$(22,024)
Net loss per share:
Basic	$(0.37)	$(0.40)	$(0.68)
Diluted	$(0.37)	$(0.40)	$(0.68)
Shares used to compute net loss per share:
Basic	34,012	33,198	32,573
Diluted	34,012	33,198	32,573
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(12,733)	$(13,252)	$(22,024)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $5, $11 and $0 in 2013, 2012 and 2011	8	14	(62)
Foreign currency translation adjustments, net of tax of $0 in 2013, 2012 and 2011	15	7	31
Other comprehensive income (loss)	23	21	(31)
Total comprehensive loss	$(12,710)	$(13,231)	$(22,055)
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	13,170	$1	18,720	$2	$116,512	$45	$(11,663)	$104,897
Conversion of Class B common stock to Class A common stock	—	—	5,557	1	(5,557)	(1)	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	133	—	980	—	1,469	—	—	1,469
Employee stock purchase plan	—	—	247	—	—	—	1,346	—	—	1,346
Stock-based compensation	—	—	—	—	—	—	7,368	—	—	7,368
Other comprehensive loss	—	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	—	(22,024)	(22,024)
Balance at December 31, 2011	—	—	19,107	2	14,143	1	126,695	14	(33,687)	93,025
Conversion of Class B common stock to Class A common stock	—	—	3,991	—	(3,991)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	740	—	521	—	617	—	—	617
Repurchases of common stock	—	—	(1,152)	—	(1,000)	—	—	—	(12,076)	(12,076)
Employee stock purchase plan	—	—	495	—	—	—	1,914	—	—	1,914
Stock-based compensation	—	—	—	—	—	—	9,984	—	—	9,984
Other comprehensive income	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	(13,252)	(13,252)
Balance at December 31, 2012	—	—	23,181	2	9,673	1	139,210	35	(59,015)	80,233
Conversion of Class B common stock to Class A common stock	—	—	1,377	—	(1,377)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	1,940	1	42	—	3,726	—	—	3,727
Employee stock purchase plan	—	—	504	—	—	—	2,438	—	—	2,438
Stock-based compensation	—	—	—	—	—	—	12,986	—	—	12,986
Other comprehensive income	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	(12,733)	(12,733)
Balance at December 31, 2013	—	$—	27,002	$3	8,338	$1	$158,360	$58	$(71,748)	$86,674
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net loss	$(12,733)	$(13,252)	$(22,024)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	3,715	3,531	3,159
Amortization of investment premiums, net	974	1,058	1,179
Stock-based compensation	12,986	9,984	7,368
Deferred income taxes	(166)	—	6,668
Gain on sale of available-for-sale securities	—	(2)	(9)
Impairment of long-lived assets	1,231	184	150
Changes in operating assets and liabilities:
Accounts receivable	(5,500)	(4,137)	(7,374)
Inventory	(141)	(1,809)	(657)
Prepaid and other assets	(308)	(129)	155
Accounts payable, accrued expenses and other current liabilities	(627)	3,981	4,368
Amounts due to related party	—	—	(1,746)
Accrued compensation	5,587	4,910	(51)
Deferred revenue and deferred profit	362	(1,740)	(1,293)
Accrued price protection liability	7,137	5,024	2,400
Other long-term liabilities	373	(59)	598
Net cash provided by (used in) operating activities	12,890	7,544	(7,109)
Investing Activities
Purchases of property and equipment	(3,162)	(5,055)	(2,962)
Purchases of intangible assets	(955)	(390)	(201)
Purchases of available-for-sale securities	(70,620)	(87,897)	(111,369)
Maturities of available-for-sale securities	65,200	89,151	125,350
Net cash provided by (used in) investing activities	(9,537)	(4,191)	10,818
Financing Activities
Payments on capital leases	(2)	(32)	(82)
Net proceeds from issuance of common stock	2,647	2,706	2,815
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,375)	(175)	—
Repurchases of common stock	—	(12,076)	—
Net cash provided by (used in) financing activities	1,270	(9,577)	2,733
Effect of exchange rate changes on cash and cash equivalents	17	8	21
Increase (decrease) in cash and cash equivalents	4,640	(6,216)	6,463
Cash and cash equivalents at beginning of year	21,810	28,026	21,563
Cash and cash equivalents at end of year	$26,450	$21,810	$28,026
Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1	$9
Cash paid for income taxes	$186	$40	$—
Supplemental disclosures of non cash investing and financing information:
Issuance of accrued 2012 share-based bonus plan	$4,836	$—	$—
Accrued purchases of intangible assets	$—	$—	$390
Accrued purchases of property and equipment	$2	$52	$708
See accompanying notes.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communication applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the consolidated financial statements. Actual results could differ from those estimates.
Reclassifications
Certain amounts previously included in income (loss) before income taxes have been reclassified to income (loss) from operations to conform to the current period presentation. These amounts related primarily to the impairment of long-lived assets in 2012 and 2011. Such reclassifications did not affect total net revenue, net income (loss), stockholders' equity or cash flows.
Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on each customer's credit worthiness, as determined by the Company’s review of current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2013 and 2012, the Company had recorded an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively.
Inventory
The Company assesses the recoverability of its inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Inventory is stated at the lower of cost or market. Cost approximates actual cost on a first-in, first-out basis and market reflects current replacement cost (e.g. net replacement value) which cannot exceed net realizable value or fall below net realizable value less an allowance for an approximately normal profit margin. The Company reduces its inventory to its lower of cost or market on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

and its market value based upon assumptions about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through the Company’s distributors accounted for 29% and 40% of net revenue for the years ended December 31, 2013, and December 31, 2012, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2013 and 2012, no accrual for warranty costs was recorded based on the Company’s analysis.
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
The Company markets its products and services to manufacturers of wired and wireless communications equipment throughout the world. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales.
Customers greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2013	2012	2011
Percentage of total net revenue
Arris[1]	28%	28%	12%
Pace	*	10%	*
Panasonic	*	*	14%

* Represents less than 10% of the net revenue for the respective period.
1Includes sales to Motorola Home, which was acquired by Arris in April 2013, for all periods presented.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2013	2012	2011
Percentage of total net revenue
China	68%	58%	15%
Taiwan	*	12%	30%
Japan	*	14%	39%

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	December 31,
	2013	2012
Percentage of gross accounts receivable:
Pegatron Corporation[1]	38%	24%
Kinpo International Limited	19%	*
Moly Tech Limited	14%	20%

* Represents less than 10% of the gross accounts receivable for the respective period end.
1Includes sales to Unihan, which was acquired by Pegatron in November 2013, for all periods presented.
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

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(12,733)	$(13,252)	$(22,024)
Denominator:
Weighted average common shares outstanding—basic	34,012	33,198	32,573
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	34,012	33,198	32,573
Net loss per share:
Basic	$(0.37)	$(0.40)	$(0.68)
Diluted	$(0.37)	$(0.40)	$(0.68)
The Company excluded 3.5 million, 4.4 million and 5.1 million common stock equivalents for the years ended 2013, 2012 and 2011, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$406	$—	$—	$406
Government debt securities	26,532	10	(5)	26,537
Corporate debt securities	33,355	17	(4)	33,368
	60,293	27	(9)	60,311
Less amounts included in cash and cash equivalents	(406)	—	—	(406)
	$59,887	$27	$(9)	$59,905

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
As of December 31, 2013, the Company held 12 corporate and government debt securities with an aggregate fair value of $19.5 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.01 million at December 31, 2013 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at December 31, 2013 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of December 31, 2013.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of December 31, 2013 and 2012, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of December 31, 2013 and 2012.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$406	$406	$—	$—
Government debt securities	26,537	—	26,537	—
Corporate debt securities	33,368	—	33,368	—
	$60,311	$406	$59,905	$—

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,643	$4,643	$—	$—
Government debt securities	6,003	—	6,003	—
Corporate debt securities	49,443	—	49,443	—
	$60,089	$4,643	$55,446	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 31, 2013.
4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	December 31,
	2013	2012
Cash and cash equivalents	$26,450	$21,810
Short-term investments	35,494	50,265
Long-term investments	24,410	5,181
	$86,354	$77,256
Inventory consists of the following:

	December 31,
	2013	2012
Work-in-process	$4,384	$3,233
Finished goods	5,648	6,658
	$10,032	$9,891

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

		December 31,
	Useful Life (in Years)	2013	2012
Furniture and fixtures	5	$346	$355
Machinery and equipment	3 -5	9,488	8,331
Masks and production equipment (1)	2	4,764	4,894
Software	3	743	736
Leasehold improvements	4 -5	924	829
Construction in progress	N/A	82	20
		16,347	15,165
Less accumulated depreciation and amortization		(10,836)	(8,299)
		$5,511	$6,866
(1) In the year ended December 31, 2013, the Company recorded an impairment charge of $1.1 million, reflected in cost of net revenue, related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.
Intangible assets consist of the following:

	Weighted Average Amortization	December 31,
	Period (in Years)	2013	2012
Licensed technology	3	$2,821	$1,865
Less accumulated amortization		(2,072)	(1,590)
		$749	$275
The following table presents future amortization of the Company’s intangible assets at December 31, 2013:

Amortization
2014	$319
2015	319
2016	111
2017	—
Total	$749
Deferred revenue and deferred profit consist of the following:

	December 31,
	2013	2012
Deferred revenue—rebates	$110	$23
Deferred revenue—distributor transactions	3,922	3,735
Deferred cost of net revenue—distributor transactions	(1,381)	(1,469)
	$2,651	$2,289

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Accrued price protection liability consists of the following activity:

	Years Ended December
	2013	2012
Beginning balance	$7,880	$2,856
Charged as a reduction of revenue	22,388	12,935
Reversal of unclaimed rebates	(50)	—
Payments	(15,201)	(7,911)
Ending Balance	$15,017	$7,880
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2013	2012
Accrued technology license payments	$3,000	$2,996
Accrued professional fees	390	386
Accrued litigation costs	—	586
Other	895	1,055
	$4,285	$5,023

5. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
During May 2009, the Company entered into two lease agreements for office facilities in Carlsbad, CA. One lease commenced on June 1, 2009 and expires on January 22, 2014. The second lease commenced on September 1, 2009 and expires on March 31, 2014. The lease which expires on March 31, 2014 has an option to extend the lease beyond the initial term for three years. The terms of these leases provide for rental payments on a monthly basis with periodic rent escalations over the term of the lease. As disclosed in the Company's Current Report on Form 8-K, filed with the SEC on December 20, 2013, the Company entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on the later of March 27, 2014 or the date five days following substantial completion of certain tenant improvements. The Company expects to relocate its current operations in Carlsbad, California to the new facility beginning in the second quarter of 2014. During January 2010, the Company entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and commenced in April 2010 with an option to extend the lease for an additional five years. During February and August 2011 and October 2012, the Company entered into amendments to its existing operating lease agreement for a research and development facility in Irvine, CA. The amended operating lease calls for an expansion in the amount of space occupied and an extension to May 2016. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, incentives were granted, including discounted rental payments and inducements. As such, these allowances have been recorded as deferred rent and these items are being recognized as reductions to rental expense on a straight-line basis over the term of the lease.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

At December 31, 2013, future minimum annual payments under the non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2014	$1,384	$4,584	$4,327
2015	1,429	2,269	—
2016	1,245	25	—
2017	1,046	—	—
2018	1,066	—	—
Total minimum annual payments	$6,170	$6,878	$4,327
Total rent expense for 2013, 2012 and 2011, was $1.4 million, $1.2 million and $1.0 million, respectively.
Other obligations represent purchase commitments for software licensing arrangements, information systems infrastructure and other commitments made in the ordinary course of business.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware. In its complaint, CrestaTech alleges that the Company infringes U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Electronics Corp. and Vizio, Inc. as defendants based upon their alleged use of the Company's television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission alleging that the Company infringes the same patents identified in the preceding paragraph. Through its complaint, CrestaTech seeks an order preventing the importation of certain of the Company's television tuners into the United States or the importation of televisions from Sharp Corp., Sharp Electronics Corp., or Vizio, Inc. containing the Company's tuners. CrestaTech also seeks a cease and desist order against the Company's importation, sale for importation, and other activities in connection with the Company's television tuners.
The Company's litigation with CrestaTech is in the preliminary stages, and it has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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
The Company evaluated the settlement agreement as a multiple element arrangement which required the payment consideration to be allocated to the identifiable elements based on relative fair value. As a result, the Company determined that the $1.25 million payment to Silicon Labs should be expensed and recorded in selling, general and administrative expense in the year ended December 31, 2013. The Company had not previously recorded an accrual for loss contingencies associated with Silicon Labs litigation as it was not able to determine that an unfavorable outcome was probable or reasonably possible or determine that the amount or range of any possible loss was reasonably estimable given the early stage of the discovery process in prior quarters.
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
Warranties and Indemnifications
In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, the Company’s certificate of incorporation and bylaws require the Company to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors and certain controlling persons. As of December 31, 2013, no expenses were incurred under such provisions. As of December 31, 2012, the Company incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech litigation described above, the Company believes that there are no other currently pending matters that, if determined adversely to the Company, would have a material effect on its business or that would not be covered by its existing liability insurance maintained by the Company.
6. Stock-Based Compensation and Employee Benefit Plans
Common Stock
At December 31, 2013, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect 2 members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
Stock Repurchase
In the year ended December 31, 2012, the Company’s board of directors and the audit committee of the Company’s board of directors approved the repurchase and retirement of 1.2 million shares of the Company’s Class A common stock and the repurchase and retirement of 1.0 million shares of the Company’s Class B common stock. The Company effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of the Company’s Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million. There were no stock repurchases in the year ended December 31, 2013.
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
Employee Benefit Plans

At December 31, 2013, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
2010 Equity Incentive Plan
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2.6 million shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a four year period and the term can be from seven to ten years.
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
At December 31, 2013, an accrual of $5.1 million was recorded for bonus awards for employees for the 2013 performance period, which the Company intends to settle in shares of its Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
Stock-based compensation expense is classified in the consolidated statements of operations based on the department to which the related employee reports. The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2013	2012	2011
Cost of net revenue	$108	$85	$54
Research and development	8,258	6,382	4,434
Selling, general and administrative	4,620	3,517	2,880
	$12,986	$9,984	$7,368
The total unrecognized compensation cost related to unvested stock options as of December 31, 2013 was $3.8 million, and the weighted average period over which these equity awards are expected to vest is 2.62 years. The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of December 31, 2013 was $21.4 million, and the weighted average period over which these equity awards are expected to vest is 2.49 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $0.2 million, $0.8 million and $0.2 million for 2013, 2012 and 2011, respectively.
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
The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Stock Options

	Years Ended December 31,
	2013	2012	2011
Weighted-average grant date fair value per share	$3.24	$2.37	$4.15
Risk-free interest rate	0.71%	0.88%	1.95%
Dividend yield	—	—	—
Expected life (years)	4.75	4.84	5.02
Volatility	56.00%	56.00%	52.00%
Employee Stock Purchase Rights

	Years Ended December 31,
	2013	2012	2011
Weighted-average grant date fair value per share	$ 1.85 - $2.09	$ 1.28 - $1.42	$ 1.89 - $2.46
Risk-free interest rate	0.09 - 0.10%	0.14 - 0.15%	0.05 - 0.07%
Dividend yield	—	—	—
Expected life (years)	0.50	0.50	0.50
Volatility	39.24 - 41.58%	46.60 - 55.74%	45.70 - 72.84%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available as well as the historical volatility of the Company.
A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,194	$4.81
Granted	606	6.93
Exercised	(63)	2.42
Canceled	—	—
Outstanding at December 31, 2013	3,737	$5.19	5.39	$19,703
Vested and expected to vest at December 31, 2013	3,713	$5.19	5.38	$19,597
Exercisable at December 31, 2013	2,075	$4.62	4.97	$12,181
The intrinsic value of stock options exercised during 2013, 2012 and 2011 was $0.3 million, $2.1 million and $6.7 million, respectively.
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

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2012	4,311	$6.33
Granted	2,755	6.48
Vested	(2,163)	6.35
Canceled	(419)	6.36
Outstanding at December 31, 2013	4,484	$6.40
The intrinsic value of restricted stock units and restricted stock awards vested during 2013, 2012 and 2011 was $14.9 million, $3.2 million, and $0.7 million, respectively. The intrinsic value of restricted stock units and restricted stock awards outstanding at December 31, 2013 was $46.7 million.
Shares Reserved for Future Issuance
Common stock reserved for future issuance is as follows:

December 31, 2013
Stock options outstanding	3,737
Restricted stock units and restricted stock awards outstanding	4,484
Authorized for future grants under 2010 Equity Incentive Plan	5,091
Authorized for future issuance under 2010 Employee Stock Purchase Plan	987
Total	14,299

7. Income Taxes
The domestic and international components of loss before provision from income taxes are presented as follows:

	Years Ended December 31,
	2013	2012	2011
Domestic	$(12,770)	$(11,918)	$(13,775)
Foreign	439	(993)	(1,256)
Loss before income taxes	$(12,331)	$(12,911)	$(15,031)

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Income tax provision consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$236
State	—	—	20
Foreign	574	351	69
Total current	574	351	325
Deferred:
Federal	(5,217)	(4,162)	(5,183)
State	(1,174)	(2,062)	(1,731)
Foreign	(166)	—	685
Change in valuation allowance	6,385	6,214	12,897
Total deferred	(172)	(10)	6,668
Total income tax provision	$402	$341	$6,993
The actual income tax provision differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit at statutory rate	$(4,191)	$(4,390)	$(5,111)
State income taxes (net of federal benefit)	1	(1,247)	24
Research and development credits	(3,630)	(858)	(3,320)
Foreign rate differential	(80)	445	1,182
Stock compensation	460	278	974
Foreign deemed dividend	835	—	94
Estimated export compliance fines and penalties	—	(255)	255
Foreign tax credit	—	—	(236)
Uncertain tax positions	266	199	236
Permanent and other	356	(45)	24
Valuation allowance	6,385	6,214	12,871
Total provision for income taxes	$402	$341	$6,993

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,545	$8,216
Research and development credits	12,718	9,088
Accrued expenses and other	476	403
Accrued compensation	1,686	1,567
Stock-based compensation	2,732	3,184
Depreciation and amortization	2,637	—
	28,794	22,458
Less valuation allowance	(28,628)	(22,243)
	166	215
Deferred tax liability:
Depreciation and amortization	—	(215)
Net deferred tax assets	$166	$—
At December 31, 2013, the Company had federal and state tax net operating loss carryforwards of approximately $27.7 million and $24.0 million, respectively. These amounts include share-based compensation for federal and state of $7.8 million and $3.8 million, that will be recorded to contributed capital when realized. The federal and state tax loss carryforwards will begin to expire in 2026 and 2019, respectively, unless previously utilized.
At December 31, 2013, the Company had federal and state tax credit carryforwards of approximately $8.3 million and $8.7 million, respectively. The federal tax credit carryforward will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $0.2 million that can be carried forward indefinitely.
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
The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses and management’s expectations of additional near-term losses, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision of approximately $6.7 million during 2011. During 2013 and 2012, the Company maintained a valuation allowance against all of its federal and state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.
At December 31, 2013, the Company’s unrecognized tax benefits totaled $5.5 million, $4.6 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013, the Company had no accrual for interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table summarizes the changes to the unrecognized tax benefits during 2013, 2012 and 2011:

Balance as of December 31, 2010	$1,184
Additions based on tax positions related to the current year	1,018
Additions based on tax positions of prior year	818
Balance as of December 31, 2011	3,020
Additions based on tax positions related to the current year	725
Additions based on tax positions of prior years	132
Decreases based on tax positions of prior year	(127)
Balance as of December 31, 2012	3,750
Additions based on tax positions related to the current year	1,689
Additions based on tax positions of prior years	23
Balance as of December 31, 2013	$5,462
The Company is subject to federal and California income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2013, the Company is no longer subject to federal, California or foreign income tax examinations for the years before 2010, 2009, and 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.
At December 31, 2013, the Company was under examination by the federal tax authorities for the tax years 2010 and 2011. This examination closed in January 2014. The impact of any adjustments has been reflected in 2013. At December 31, 2012, the Company was under examination by the California tax authorities for the tax years 2008 and 2009. This examination closed during the three months ended March 31, 2013 with no adjustment to taxable income.
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
9. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2013. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

MAXLINEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$26,534	$29,773	$31,765	$31,574
Gross profit	$16,712	$17,296	$19,831	$19,124
Net income (loss)	$(2,300)	$ (2,904)[1]	$ (4,882)[2]	$(2,647)
Net income (loss) per share:
Basic	$(0.07)	$(0.09)	$(0.14)	$(0.08)
Diluted	$(0.07)	$(0.09)	$(0.14)	$(0.08)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$20,683	$24,420	$27,795	$24,830
Gross profit	$12,353	$15,122	$17,467	$15,704
Net income (loss)	$(6,562)	$(2,559)	$ 450[3]	$(4,581)
Net income (loss) per share:
Basic	$(0.20)	$(0.08)	$0.01	$(0.14)
Diluted	$(0.20)	$(0.08)	$0.01	$(0.14)

[1]	Includes an impairment charge of $1.1 million related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.
[2]	Includes a one-time payment of $1.25 million to Silicon Labs in connection with the settlement agreement.
[3]	Includes the reduction of the Company's previously recorded estimated OFAC penalties and fines by $0.6 million.