Form 10-Q
period 2014-03-31
MAXLINEAR INC
filed 2014-04-30
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 23, 2014, the registrant has 28,484,469 shares of Class A common stock, par value $0.0001, and 7,160,521 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,500	$26,450
Short-term investments, available-for-sale	44,769	35,494
Accounts receivable, net	21,378	20,058
Inventory	11,042	10,032
Prepaid expenses and other current assets	1,675	1,682
Total current assets	107,364	93,716
Property and equipment, net	7,913	5,511
Long-term investments, available-for-sale	15,428	24,410
Intangible assets	670	749
Other long-term assets	581	543
Total assets	$131,956	$124,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,899	$7,507
Deferred revenue and deferred profit	3,180	2,651
Accrued price protection liability	14,380	15,017
Accrued expenses and other current liabilities	4,495	4,285
Accrued compensation	9,737	7,698
Total current liabilities	41,691	37,158
Other long-term liabilities	1,149	1,097
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 28,459 and 27,002 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 7,186 and 8,338 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	161,666	158,360
Accumulated other comprehensive income	56	58
Accumulated deficit	(72,610)	(71,748)
Total stockholders’ equity	89,116	86,674
Total liabilities and stockholders’ equity	$131,956	$124,929
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$32,501	$26,534
Cost of net revenue	12,448	9,822
Gross profit	20,053	16,712
Operating expenses:
Research and development	13,095	11,511
Selling, general and administrative	7,761	7,403
Total operating expenses	20,856	18,914
Loss from operations	(803)	(2,202)
Interest income	61	59
Interest expense	—	(4)
Other expense, net	(12)	(73)
Loss before income taxes	(754)	(2,220)
Provision for income taxes	108	80
Net loss	$(862)	$(2,300)
Net loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Shares used to compute net loss per share:
Basic	35,369	32,821
Diluted	35,369	32,821

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(862)	$(2,300)
Other comprehensive loss, net of tax:
Unrealized loss on investments, net of tax of $0 for the three months ended March 31, 2014 and 2013, respectively	(1)	(12)
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2014 and 2013, respectively	(1)	5
Other comprehensive loss	(2)	(7)
Total comprehensive loss	$(864)	$(2,307)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net loss	$(862)	$(2,300)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	1,134	981
Amortization of investment premiums, net	210	223
Stock-based compensation	3,393	2,789
Deferred income taxes	11	—
Impairment of long-lived assets	—	64
Changes in operating assets and liabilities:
Accounts receivable	(1,320)	(3,461)
Inventory	(1,010)	1,229
Prepaid and other assets	(42)	117
Accounts payable, accrued expenses and other current liabilities	590	(3,713)
Accrued compensation	2,039	2,277
Deferred revenue and deferred profit	529	648
Accrued price protection liability	(637)	1,908
Other long-term liabilities	56	39
Net cash provided by operating activities	4,091	801
Investing Activities
Purchases of property and equipment	(1,445)	(542)
Purchases of available-for-sale securities	(18,699)	(32,172)
Maturities of available-for-sale securities	18,195	27,300
Net cash used in investing activities	(1,949)	(5,414)
Financing Activities
Payments on capital leases	—	(1)
Net proceeds from issuance of common stock	49	23
Minimum tax withholding paid on behalf of employees for restricted stock units	(136)	(48)
Net cash used in financing activities	(87)	(26)
Effect of exchange rate changes on cash and cash equivalents	(5)	3
Increase (decrease) in cash and cash equivalents	2,050	(4,636)
Cash and cash equivalents at beginning of period	26,450	21,810
Cash and cash equivalents at end of period	$28,500	$17,174
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17	$61
Supplemental disclosures of non cash activities:
Accrued purchases of property and equipment	$2,009	$85

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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 6, 2014.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 29% of net revenue for the three months ended March 31, 2014. Revenues from the Company’s distributors accounted for 28% of net revenue for the three months ended March 31, 2013. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
Recent Accounting Pronouncements
Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board's amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(862)	$(2,300)
Denominator:
Weighted average common shares outstanding—basic	35,369	32,821
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	35,369	32,821
Net loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
The Company excluded 3.0 million and 4.5 million common stock equivalents for the three months ended March 31, 2014 and 2013, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$84	$—	$—	$84
Government debt securities	23,494	9	(4)	23,499
Corporate debt securities	36,686	19	(7)	36,698
	60,264	28	(11)	60,281
Less amounts included in cash and cash equivalents	(84)	—	—	(84)
	$60,180	$28	$(11)	$60,197

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$406	$—	$—	$406
Government debt securities	26,532	10	(5)	26,537
Corporate debt securities	33,355	17	(4)	33,368
	60,293	27	(9)	60,311
Less amounts included in cash and cash equivalents	(406)	—	—	(406)
	$59,887	$27	$(9)	$59,905
As of March 31, 2014, the Company held 9 corporate and government debt securities with an aggregate fair value of $17.1 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.01 million at March 31, 2014 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at March 31, 2014 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value. All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of March 31, 2014.

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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of March 31, 2014 and December 31, 2013, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of March 31, 2014 and December 31, 2013.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2014
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$84	$84	$—	$—
Government debt securities	23,499	—	23,499	—
Corporate debt securities	36,698	—	36,698	—
	$60,281	$84	$60,197	$—

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$406	$406	$—	$—
Government debt securities	26,537	—	26,537	—
Corporate debt securities	33,368	—	33,368	—
	$60,311	$406	$59,905	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2014.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$28,500	$26,450
Short-term investments	44,769	35,494
Long-term investments	15,428	24,410
	$88,697	$86,354
Inventory consists of the following:

	March 31, 2014	December 31, 2013
Work-in-process	$4,507	$4,384
Finished goods	6,535	5,648
	$11,042	$10,032
Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2014	December 31, 2013
Furniture and fixtures	5	$346	$346
Machinery and equipment	3 -5	10,091	9,488
Masks and production equipment	2	6,310	4,764
Software	3	743	743
Leasehold improvements	4 -5	1,069	924
Construction in progress	N/A	1,241	82
		19,800	16,347
Less accumulated depreciation and amortization		(11,887)	(10,836)
		$7,913	$5,511
Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2014	December 31, 2013
Licensed technology	3	$2,821	$2,821
Less accumulated amortization		(2,151)	(2,072)
		$670	$749
The following table presents future amortization of the Company’s intangible assets at March 31, 2014:

Amortization
2014	$240
2015	319
2016	111
Total	$670

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Deferred revenue and deferred profit consist of the following:

	March 31, 2014	December 31, 2013
Deferred revenue—rebates	$8	$110
Deferred revenue—distributor transactions	4,724	3,922
Deferred cost of net revenue—distributor transactions	(1,552)	(1,381)
	$3,180	$2,651
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$15,017	$7,880
Charged as a reduction of revenue	6,677	4,694
Reversal of unclaimed rebates	(242)	—
Payments	(7,072)	(2,786)
Ending Balance	$14,380	$9,788
Accrued expenses and other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	465	390
Accrued litigation costs	235	—
Other	795	895
	$4,495	$4,285
5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2014 was $9.93. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2013 was $5.46. No stock options were granted during the three months ended March 31, 2014 and 2013.
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
Cost of net revenue	$29	$24
Research and development	2,194	1,754
Selling, general and administrative	1,170	1,011
	$3,393	$2,789

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Employee Benefit Plans
At March 31, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
On January 1, 2014, 1.4 million shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Equity Incentive Plan pursuant to an “evergreen” provision contained in the 2010 Equity Incentive Plan.
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
On January 1, 2014, 0.4 million shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.
Common Stock
At March 31, 2014, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
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
The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2014 and 2013. The provision for income taxes for the three months ended March 31, 2014 and 2013 primarily relates to income tax in certain foreign jurisdictions.
During the three months ended March 31, 2014, the Company’s unrecognized tax benefits increased by $0.05 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2014.
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. Any impact from the audit was included in the 2013 financial statements. The California examination of the 2008 and 2009 years was completed during the three months ended March 31, 2013 with no adjustment to taxable income.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

7. Commitments and Contingencies
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that the Company infringes U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that the Company, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of the Company's television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
The Company's litigation with CrestaTech is in the preliminary stages, and it has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Lease Commitments
The Company entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on the date 5 days following substantial completion of certain tenant improvements. The Company expects to relocate its current operations in Carlsbad, California to the new facility beginning in the second quarter of 2014.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $119.6 million in fiscal 2013. In the three months ended March 31, 2014 and 2013, respectively, our net revenue was primarily derived from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 97% of net revenue in the three months ended March 31, 2014 and 90% of net revenue in the three months ended March 31, 2013, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three months ended March 31, 2014 and 2013 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the three months ended March 31, 2014 and 2013 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2014, one of our customers accounted for 34% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue. In the three months ended March 31, 2013, one of our customers accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 74% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and outdoor unit sectors, a design-in can have a product life cycle of 24 months to 60 months and beyond.
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
There were no significant changes during the quarter ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2013 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2014.
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

Comparison of the Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net revenue	100%	100%
Cost of net revenue	38	37
Gross profit	62	63
Operating expenses:
Research and development	40	43
Selling, general and administrative	24	28
Total operating expenses	64	71
Loss from operations	(2)	(8)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss before income taxes	(2)	(8)
Provision for income taxes	—	—
Net loss	(2)%	(8)%

Net Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Cable	$21,878	$18,566	18%
% of net revenue	67%	70%
Terrestrial	10,623	7,968	33%
% of net revenue	33%	30%
Total net revenue	$32,501	$26,534	22%
The increase in net revenue in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to $3.3 million of growth in cable data modem and cable gateway applications, combined with $2.7 million of growth from terrestrial set-top box, hybrid TV, and satellite gateway applications.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of net revenue	$12,448	$9,822	27%
% of net revenue	38%	37%
Gross profit	20,053	16,712	20%
% of net revenue	62%	63%
The decrease in the gross profit percentage for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was due to the average selling prices of certain key products across both cable and terrestrial applications declining at a quicker rate than declines in their average manufacturing costs, partially offset by an increase in sales of higher margin products. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Research and development	$13,095	$11,511	14%
% of net revenue	40%	43%
The increase in research and development expense for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $1.3 million and design tools of $0.2 million. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same three month period of the prior year. We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
Selling, general and administrative	$7,761	$7,403	5%
% of net revenue	24%	28%
The increase in selling, general and administrative expense in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $0.5 million and professional, consulting and travel-related expenses of $0.4 million, offset by a decrease in non-recurring legal fees of $0.6 million. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Three Months Ended March 31,
	2014	2013
Interest income	$61	$59
Interest expense	—	(4)
Other expense, net	(12)	(73)
Interest income increased in three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to higher cash equivalent and investment balances. Interest expense decreased in three months ended March 31, 2014 compared to three months ended March 31, 2013 due to a reduction in our capital leases which were completed in 2013. Other expense, net in the three months ended March 31, 2014 and 2013 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2014	2013
Provision for income taxes	$108	$80
The provision for income taxes for the three months ended March 31, 2014 was $0.1 million or approximately (14.3)% of pre-tax loss compared to a provision for income taxes of $0.1 million or approximately (3.6)% for the three months ended March 31, 2013. The provision for income taxes for the three months ended March 31, 2014 and 2013 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $28.5 million, short- and long-term investments of $60.2 million, and net accounts receivable of $21.4 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Working capital	$65,673	$56,558
Cash and cash equivalents	$28,500	$26,450
Short-term investments	44,769	35,494
Long-term investments	15,428	24,410
Total cash and cash equivalents and investments	$88,697	$86,354
Cash Flows from Operating Activities
Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2014. Net cash provided by operating activities primarily consisted of $4.7 million in non-cash operating expenses and $0.2 million in changes in operating assets and liabilities, partially offset by a net loss of $0.9 million. Non-cash items included in net loss for the three months ended March 31, 2014 included depreciation and amortization expense of $1.1 million, amortization of net investment premiums of $0.2 million, and stock-based compensation of $3.4 million. Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2013. Net cash provided by operating activities primarily consisted of $4.1 million in non-cash operating expenses, partially offset by $1.0 million in changes in operating assets and liabilities and a net loss of $2.3 million. Non-cash items included in net loss for the three months ended March 31, 2013 included depreciation and amortization expense of $1.0 million, amortization of net investment premiums of $0.2 million, stock-based compensation of $2.8 million and impairment of property and equipment of $0.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.9 million for the three months ended March 31, 2014. Net cash used in investing activities consisted of $18.7 million in purchases of securities and $1.4 million in purchases of property and equipment, offset by $18.2 million in maturities of securities. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2013. Net cash used in investing activities consisted of $32.2 million in purchases of securities and $0.5 million in purchases of property and equipment, offset by $27.3 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of $0.05 million in net proceeds from issuance of common stock, offset by $0.1 million in minimum tax withholding paid on behalf of employees for restricted stock units. Net cash used by financing activities was $0.03 million for the three months ended March 31, 2013. Net cash used in financing activities consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases, offset by net proceeds from issuance of common stock.
We believe that our $28.5 million of cash and cash equivalents and $60.2 million in short- and long-term investments at March 31, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of March 31, 2014 have been favorably affected by our implementation of an equity-based bonus program. As previously disclosed, for the 2013 performance period, actual awards under the Executive Incentive Bonus Plan and our employee and sales incentive bonus plans will be settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. We currently anticipate that approximately 0.3 million shares of our Class A common stock will be issued for the 2013 performance period upon settlement of the bonus awards in May 2014, after net issuance adjustments to satisfy tax withholding obligations. We intend to withhold shares otherwise issuable in connection with bonus awards and satisfy the applicable tax withholding obligation in cash. We estimate that the cash requirement to satisfy these withholding obligations will total approximately $2.0 million. We expect to implement a similar equity-based plan for fiscal 2014.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on February 6, 2014.

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
Interest Rate Risk
We had cash and cash equivalents of $28.5 million at March 31, 2014 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that we, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K we filed on February 6, 2014, and in our other public filings.
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and set top box manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Entropic Communications, Inc., and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.
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
In the three months ended March 31, 2014, one customer accounted for approximately 34% of our net revenue, and our ten largest customers collectively accounted for approximately 70% of our net revenue. In the three months ended March 31, 2013, one customer accounted for approximately 30% of our net revenue, and our ten largest customers collectively accounted for approximately 74% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. For the three months ended March 31, 2014 and 2013, revenue directly attributable to cable applications accounted for approximately 67% and 70% of our net revenue, respectively. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2014. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television, cable modems, cable gateways, and cable set-top boxes, and to Chinese manufacturers of terrestrial set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, and we have targeted the market for satellite set-top and gateway boxes and outdoor units as our next market opportunity. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
We expect cable data modems/gateways and cable and satellite set top boxes and video gateways to represent our largest North American and European target market. The North American and European cable set top box market is dominated by only a few OEMs, including Cisco Systems, Inc., Arris Group, Inc., Pace plc, Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large cable television companies such as Comcast Corporation, Time Warner Cable Inc., DIRECTV, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. Our research and development expense was $13.1 million in the three months ended March 31, 2014 and $11.5 million in the three months ended March 31, 2013. In the three months ended March 31, 2014, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that we, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
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
For the three months ended March 31, 2014, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress, or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.
Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as televisions, automobiles, cable modems, and set top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. In addition, our recent revenue growth has been attributable in large part to purchases of digital-to-analog set top converter boxes in various geographies including Europe. Partially in response to economic and political developments, Greece recently extended the date for its deadline for switching to exclusive digital television broadcasts. Similar extensions in other European countries could adversely affect our revenue and growth. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
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
Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Kishore Seendripu, Ph.D., our Chairman, President and Chief Executive Officer, Curtis Ling, Ph.D., our Chief Technical Officer and a Director, and Madhukar Reddy, Ph.D., our Vice President, Central Engineering. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for 29% of our net revenue in the three months ended March 31, 2014. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. The Company is still subject to examination for 2012 and 2013. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 97% of our net revenue in the three months ended March 31, 2014. In addition, approximately 32% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

Thus, our dual class structure will limit your ability to influence corporate matters, including with respect to transactions involving a change of control, and, as a result, we may take actions that our stockholders do not view as beneficial, which may adversely affect the market price of our Class A common stock. In addition to the additional voting rights granted to holders of our Class B common stock, which is held principally by certain of our executive officers and founders, we have entered change of control agreements with our executive officers, which could have an adverse effect on a third party’s willingness to consider acquiring us, either because it may be more difficult to retain key employees with change of control benefits or because of the incremental cost associated with these benefits.
The concentration of our capital stock ownership with our founders will limit your ability to influence corporate matters and their interests may differ from other stockholders.
As of March 31, 2014, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 18% of our outstanding capital stock, representing approximately 63% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2014, we had 28.5 million shares of Class A common stock and 7.2 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
We have filed registration statements on Form S-8 under the Securities Act to register 16.9 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.

Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2013 performance period, actual awards under the Executive Incentive Bonus Plan and our employee and sales incentive bonus plans will be settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. We currently anticipate that approximately 0.3 million shares of our Class A common stock will be issued for the 2013 performance period upon settlement of the bonus awards in May 2014, after net issuance adjustments to satisfy tax withholding obligations. We intend to withhold shares otherwise issuable in connection with bonus awards and satisfy the applicable tax withholding obligation in cash. We estimate that the cash requirement to satisfy these withholding obligations will total approximately $2.0 million. Shares issued in connection with bonus awards for the 2013 corporate performance period may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Recent Sales of Unregistered Securities
In the three months ended March 31, 2014, we issued an aggregate of 0.01 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.01 million in the three months ended March 31, 2014 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2014, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

MAXLINEAR, INC.

(Registrant)

Date: April 30, 2014	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2014		/s/ Justin Scarpulla
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