Form 10-Q
period 2014-06-30
MAXLINEAR INC
filed 2014-07-31
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission file number: 001-34666
MaxLinear, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	14-1896129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5966 La Place Court, Suite 100 Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 23, 2014, the registrant has 29,680,008 shares of Class A common stock, par value $0.0001, and 7,064,021 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,248	$26,450
Short-term investments, available-for-sale	43,875	35,494
Accounts receivable, net	20,688	20,058
Inventory	9,763	10,032
Prepaid expenses and other current assets	1,960	1,682
Total current assets	107,534	93,716
Property and equipment, net	9,858	5,511
Long-term investments, available-for-sale	16,385	24,410
Intangible assets	590	749
Other long-term assets	596	543
Total assets	$134,963	$124,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,782	$7,507
Deferred revenue and deferred profit	2,629	2,651
Accrued price protection liability	15,512	15,017
Accrued expenses and other current liabilities	5,915	4,285
Accrued compensation	4,888	7,698
Total current liabilities	37,726	37,158
Other long-term liabilities	1,373	1,097
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 29,650 and 27,002 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 7,089 and 8,338 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	169,028	158,360
Accumulated other comprehensive income	54	58
Accumulated deficit	(73,222)	(71,748)
Total stockholders’ equity	95,864	86,674
Total liabilities and stockholders’ equity	$134,963	$124,929
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$35,592	$29,773	$68,093	$56,307
Cost of net revenue	13,346	12,477	25,794	22,299
Gross profit	22,246	17,296	42,299	34,008
Operating expenses:
Research and development	13,892	12,315	26,987	23,826
Selling, general and administrative	8,688	7,768	16,449	15,171
Total operating expenses	22,580	20,083	43,436	38,997
Loss from operations	(334)	(2,787)	(1,137)	(4,989)
Interest income	60	58	121	117
Interest expense	—	—	—	(4)
Other expense, net	(18)	(44)	(30)	(117)
Loss before income taxes	(292)	(2,773)	(1,046)	(4,993)
Provision for income taxes	320	131	428	211
Net loss	$(612)	$(2,904)	$(1,474)	$(5,204)
Net loss per share:
Basic	$(0.02)	$(0.09)	$(0.04)	$(0.16)
Diluted	$(0.02)	$(0.09)	$(0.04)	$(0.16)
Shares used to compute net loss per share:
Basic	36,093	33,748	35,733	33,287
Diluted	36,093	33,748	35,733	33,287

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(612)	$(2,904)	$(1,474)	$(5,204)
Other comprehensive loss, net of tax:
Unrealized loss on investments, net of tax of $0 for the three and six months ended June 30, 2014 and 2013, respectively	(3)	(33)	(4)	(45)
Foreign currency translation adjustments, net of tax of $0 for the three and six months ended June 30, 2014 and 2013, respectively	1	4	—	9
Other comprehensive loss	(2)	(29)	(4)	(36)
Total comprehensive loss	$(614)	$(2,933)	$(1,478)	$(5,240)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net loss	$(1,474)	$(5,204)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	2,205	2,042
Amortization of investment premiums, net	410	481
Stock-based compensation	7,078	6,128
Deferred income taxes	11	—
Impairment of long-lived assets	—	1,195
Changes in operating assets and liabilities:
Accounts receivable	(630)	(3,297)
Inventory	269	536
Prepaid and other assets	(342)	(330)
Accounts payable, accrued expenses and other current liabilities	1,152	36
Accrued compensation	2,209	2,201
Deferred revenue and deferred profit	(22)	307
Accrued price protection liability	495	2,797
Other long-term liabilities	280	114
Net cash provided by operating activities	11,641	7,006
Investing Activities
Purchases of property and equipment	(4,641)	(1,822)
Purchases of intangible assets	—	(655)
Purchases of available-for-sale securities	(29,764)	(47,117)
Maturities of available-for-sale securities	28,995	45,500
Net cash used in investing activities	(5,410)	(4,094)
Financing Activities
Payments on capital leases	—	(2)
Net proceeds from issuance of common stock	1,559	1,113
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,988)	(1,123)
Net cash used in financing activities	(1,429)	(12)
Effect of exchange rate changes on cash and cash equivalents	(4)	8
Increase in cash and cash equivalents	4,798	2,908
Cash and cash equivalents at beginning of period	26,450	21,810
Cash and cash equivalents at end of period	$31,248	$24,718
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$75	$71
Supplemental disclosures of non-cash activities:
Issuance of accrued share-based bonus plan	$5,019	$4,836
Accrued purchases of intangible assets	$—	$300
Accrued purchases of property and equipment	$1,751	$425
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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 6, 2014.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 24% and 26% of net revenue for the three and six months ended June 30, 2014. Revenues from the Company’s distributors accounted for 33% and 31% of net revenue for the three and six months ended June 30, 2013. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
Recent Accounting Pronouncements
Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board's, or FASB, amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(612)	$(2,904)	$(1,474)	$(5,204)
Denominator:
Weighted average common shares outstanding—basic	36,093	33,748	35,733	33,287
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	36,093	33,748	35,733	33,287
Net loss per share:
Basic	$(0.02)	$(0.09)	$(0.04)	$(0.16)
Diluted	$(0.02)	$(0.09)	$(0.04)	$(0.16)
The Company excluded 3.2 million and 3.3 million common stock equivalents for the three and six months ended June 30, 2014, respectively, and 4.3 million and 5.3 million common stock equivalents for the three and six months ended June 30, 2013, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$208	$—	$—	$208
Government debt securities	23,457	11	(4)	23,464
Corporate debt securities	36,789	16	(9)	36,796
	60,454	27	(13)	60,468
Less amounts included in cash and cash equivalents	(208)	—	—	(208)
	$60,246	$27	$(13)	$60,260

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$406	$—	$—	$406
Government debt securities	26,532	10	(5)	26,537
Corporate debt securities	33,355	17	(4)	33,368
	60,293	27	(9)	60,311
Less amounts included in cash and cash equivalents	(406)	—	—	(406)
	$59,887	$27	$(9)	$59,905

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

As of June 30, 2014, the Company held 11 corporate and government debt securities with an aggregate fair value of $16.3 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.01 million at June 30, 2014 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at June 30, 2014 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value. All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of June 30, 2014.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of June 30, 2014 and December 31, 2013, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of June 30, 2014 and December 31, 2013.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2014
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$208	$208	$—	$—
Government debt securities	23,464	—	23,464	—
Corporate debt securities	36,796	—	36,796	—
	$60,468	$208	$60,260	$—

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$406	$406	$—	$—
Government debt securities	26,537	—	26,537	—
Corporate debt securities	33,368	—	33,368	—
	$60,311	$406	$59,905	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 30, 2014.
4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$31,248	$26,450
Short-term investments	43,875	35,494
Long-term investments	16,385	24,410
	$91,508	$86,354
Inventory consists of the following:

	June 30, 2014	December 31, 2013
Work-in-process	$3,540	$4,384
Finished goods	6,223	5,648
	$9,763	$10,032

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2014	December 31, 2013
Furniture and fixtures	5	$723	$346
Machinery and equipment	3 -5	11,912	9,488
Masks and production equipment	2	6,920	4,764
Software	3	791	743
Leasehold improvements	4 -5	2,333	924
Construction in progress	N/A	59	82
		22,738	16,347
Less accumulated depreciation and amortization		(12,880)	(10,836)
		$9,858	$5,511
Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	June 30, 2014	December 31, 2013
Licensed technology	3	$2,821	$2,821
Less accumulated amortization		(2,231)	(2,072)
		$590	$749
The following table presents future amortization of the Company’s intangible assets at June 30, 2014:

Amortization
2014	$160
2015	319
2016	111
Total	$590
Deferred revenue and deferred profit consist of the following:

	June 30, 2014	December 31, 2013
Deferred revenue—rebates	$8	$110
Deferred revenue—distributor transactions	4,020	3,922
Deferred cost of net revenue—distributor transactions	(1,399)	(1,381)
	$2,629	$2,651

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$15,017	$7,880
Charged as a reduction of revenue	14,115	9,922
Reversal of unclaimed rebates	(379)	—
Payments	(13,241)	(7,125)
Ending balance	$15,512	$10,677
Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	721	390
Accrued litigation costs	668	—
Other	1,526	895
	$5,915	$4,285
5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2014 was $9.03. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2013 was $6.28.
The fair values of stock options were estimated at their respective grant date using the following assumptions:
Stock Options

	Six Months Ended June 30,
	2014	2013
Weighted-average grant date fair value per share	$4.03	$3.24
Risk-free interest rate	1.70%	0.71%
Dividend yield	—	—
Expected life (years)	4.56	4.75
Volatility	51.00%	56.00%

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

	Six Months Ended June 30,
	2014	2013
Weighted-average grant date fair value per share	$2.47	$1.85
Risk-free interest rate	0.05%	0.09%
Dividend yield	—	—
Expected life (years)	0.50	0.50
Volatility	47.75%	41.58%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. Effective for the six months ended June 30, 2014, the Company is no longer incorporating the historical volatility of comparable companies in determining estimated volatility.
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenue	$32	$26	$61	$50
Research and development	2,384	2,158	4,578	3,912
Selling, general and administrative	1,269	1,155	2,439	2,166
	$3,685	$3,339	$7,078	$6,128
In the six months ended June 30, 2014, the Company granted 0.7 million RSUs with a fair value of $6.4 million and 0.4 million stock options with a fair value of $1.7 million related to its annual equity compensation review program, which will be expensed over the next four years. In the six months ended June 30, 2013, the Company granted 1.1 million RSUs with a fair value of $7.1 million and 0.6 million stock options with a fair value of $2.0 million related to its annual equity compensation review program, which will be expensed over the next four years.
Employee Benefit Plans
At June 30, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
Executive Incentive Bonus Plan
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. For the 2013 and 2012 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under its 2010 Equity Incentive Plan with the number of shares issuable to plan participants determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014 and May 3, 2013, respectively. Additionally, the Company settled all bonus awards for all other employees for the 2013 and 2012 performance period in shares of its Class A common stock. The Company issued 0.6 million shares of its Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. The Company issued 0.8 million shares of its Class A common stock for the 2012 performance period upon settlement of the bonus awards on May 3, 2013.
Common Stock
At June 30, 2014, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
6. Income Taxes
In order to determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. The income tax provision consists primarily of income tax provision related to operations in foreign jurisdictions where the Company operates as well as accruals for tax contingencies. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
As the Company does not believe that it is more-likely-than-not that it will realize a benefit from its U.S. net deferred tax assets, including its U.S. net operating losses, the Company continues to provide a full valuation allowance against those assets and therefore does not incur significant U.S. income tax expense or benefit. Furthermore, the Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded a provision for income taxes of $0.3 million and $0.4 million for the three and six months ended June 30, 2014. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2013. The provision for income taxes for the three and six months ended June 30, 2014 and 2013 primarily relates to income tax in certain foreign jurisdictions.
During the six months ended June 30, 2014, the Company’s unrecognized tax benefits increased by $0.2 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2014 were $0.03 million and $0.02 million, respectively.
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
7. Commitments and Contingencies
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that the Company infringes U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that the Company, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. CrestaTech filed the amended complaint on June 12, 2014, alleging that the Company’s accused products are imported into and sold within the United States by, or on behalf of, the Company, Sharp, Sharp Electronics, VIZIO and the six OEM Respondents. Through its ITC complaints, CrestaTech seeks an exclusion order preventing entry into the United States of certain of the Company's television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
The Company's litigation with CrestaTech is in the preliminary stages, and it has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Lease Commitments
The Company entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on May 21, 2014. The Company relocated its current operations in Carlsbad, California to the new facility during the three months ended June 30, 2014.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $119.6 million in fiscal 2013. In the six months ended June 30, 2014 and 2013, respectively, our net revenue was primarily derived from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 96% and 96% of net revenue in the three and six months ended June 30, 2014, respectively, and 93% and 92% of net revenue in the three and six months ended June 30, 2013, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the six months ended June 30, 2014 and 2013 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the six months ended June 30, 2014 and 2013 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2014, one of our customers accounted for 34% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. For the six months ended June 30, 2014, one customer accounted for 34% of our net revenue, and our ten largest customers accounted for 72% of our net revenue. In the three months ended June 30, 2013, one of our customers accounted for 23% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. In the six months ended June 30, 2013, one customer accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
There were no significant changes during the quarter ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2013 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2014.
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
Comparison of the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Cost of net revenue	37	42	38	40
Gross profit	63	58	62	60
Operating expenses:
Research and development	39	41	40	42
Selling, general and administrative	24	26	24	27
Total operating expenses	63	67	64	69
Loss from operations	—	(9)	(2)	(9)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss before income taxes	—	(9)	(2)	(9)
Provision for income taxes	1	—	1	—
Net loss	(1)%	(9)%	(3)%	(9)%
Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cable	$24,420	$19,995	22%	$46,298	$38,561	20%
% of net revenue	69%	67%		68%	68%
Terrestrial	11,172	9,778	14%	21,795	17,746	23%
% of net revenue	31%	33%		32%	32%
Total net revenue	$35,592	$29,773	20%	$68,093	$56,307	21%
The increase in net revenue in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to $4.4 million of growth in cable applications, with particular strength in DOCSIS 3.0 data gateway applications more than offsetting declines in media server applications, and $1.4 million of growth from terrestrial applications, contributed primarily from Hybrid TV and the early stage ramp of Satellite Gateway applications that more than offset declines in Terrestrial set-top box applications. The increase in net revenue in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to $7.7 million of growth in cable applications driven by DOCSIS 3.0 data gateway and DTA applications, and $4.1 million of growth from terrestrial applications driven primarily by Hybrid TV applications.

Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$13,346	$12,477	7%	$25,794	$22,299	16%
% of net revenue	37%	42%		38%	40%
Gross profit	22,246	17,296	29%	42,299	34,008	24%
% of net revenue	63%	58%		62%	60%
The increase in the gross profit percentage for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was due to the absence of production mask impairments in the three months ended June 30, 2014, combined with an increase in sales of higher margin products, partially offset by declines in average selling prices of certain key products across both cable and terrestrial applications at a quicker rate than declines in their average manufacturing costs.
The increase in the gross profit percentage for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was due to the absence of production mask impairments in the six months ended June 30, 2014, combined with an increase in sales of higher margin products, partially offset by declines in average selling prices of certain key products across both cable and terrestrial applications at a quicker rate than declines in their average manufacturing costs. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Research and development	$13,892	$12,315	13%	$26,987	$23,826	13%
% of net revenue	39%	41%		40%	42%
The increase in research and development expense for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $1.1 million and design tools of $0.3 million. The increase in research and development expense for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $2.4 million and design tools of $0.6 million. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the same six month period of the prior year. We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Selling, general and administrative	$8,688	$7,768	12%	$16,449	$15,171	8%
% of net revenue	24%	26%		24%	27%
The increase in selling, general and administrative expense in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $0.8 million and professional, consulting and outside services, and travel-related expenses of $0.2 million, offset by a decrease in non-recurring legal fees of $0.4 million.
The increase in selling, general and administrative expense in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $1.4 million and professional, consulting and outside services, and travel-related expenses of $0.6 million, offset by a decrease in non-recurring legal fees of $1.1 million. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$60	$58	$121	$117
Interest expense	—	—	—	(4)
Other expense, net	(18)	(44)	(30)	(117)
Interest income increased in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 due to higher cash equivalent and investment balances. Interest expense decreased in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 due to a reduction in our capital leases which were completed in 2013. Other expense, net in the three and six months ended June 30, 2014 and 2013 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for income taxes	$320	$131	$428	$211
The provision for income taxes for the three months ended June 30, 2014 was $0.3 million or approximately (109.6)% of pre-tax loss compared to a provision for income taxes of $0.1 million or approximately (4.7)% for the three months ended June 30, 2013. The provision for income taxes for the six months ended June 30, 2014 was $0.4 million or approximately (40.9)% of pre-tax loss compared to a provision for income taxes of $0.2 million or approximately (4.2)% for the six months ended June 30, 2013. The provision for income taxes for the three and six months ended June 30, 2014 and 2013 primarily relates to income tax in foreign jurisdictions as well as accruals for tax contingencies. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
Income tax expense in the foreign jurisdictions in which we are subject to tax is expected to remain relatively constant due to the cost plus nature of these entities and the relatively consistent operating expenses in each jurisdiction.  Fluctuations in world-wide income occur mostly outside of these jurisdictions and therefore have an insignificant effect on our provision for income taxes.  We expect this relationship to continue until the time that we either recognize all or a portion of our federal and California deferred tax assets or implement changes to our global operations.
Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $31.2 million, short- and long-term investments of $60.3 million, and net accounts receivable of $20.7 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Working capital	$69,808	$56,558
Cash and cash equivalents	$31,248	$26,450
Short-term investments	43,875	35,494
Long-term investments	16,385	24,410
Total cash and cash equivalents and investments	$91,508	$86,354
Cash Flows from Operating Activities
Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2014. Net cash provided by operating activities primarily consisted of $9.7 million in non-cash operating expenses and $3.4 million in changes in operating assets and liabilities, partially offset by a net loss of $1.5 million. Non-cash items included in net loss for the six months ended June 30, 2014 included depreciation and amortization expense of $2.2 million, amortization of net investment premiums of $0.4 million, and stock-based compensation of $7.1 million. Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2013. Net cash provided by operating activities primarily consisted of $9.8 million in non-cash operating expenses and $2.4 million in changes in operating assets and liabilities, partially offset by a net loss of $5.2 million. Non-cash items included in net loss for the six months ended June 30, 2013 included depreciation and amortization expense of $2.0 million, amortization of net investment premiums of $0.5 million, stock-based compensation of $6.1 million and impairment of property and equipment of $1.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.4 million for the six months ended June 30, 2014. Net cash used in investing activities consisted of $29.8 million in purchases of securities and $4.6 million in purchases of property and equipment, offset by $29.0 million in maturities of securities. Net cash used in investing activities was $4.1 million for the six months ended June 30, 2013. Net cash used in investing activities consisted of $47.1 million in purchases of securities, $0.7 million in purchases of intangible assets and $1.8 million in purchases of property and equipment, offset by $45.5 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 consisted primarily of $1.6 million in net proceeds from issuance of common stock, offset by $3.0 million in minimum tax withholding paid on behalf of employees for restricted stock units. Net cash used in financing activities was $0.01 million for the six months ended June 30, 2013. Net cash used in financing activities consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases, offset by net proceeds from issuance of common stock.
We believe that our $31.2 million of cash and cash equivalents and $60.3 million in short- and long-term investments at June 30, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of June 30, 2014 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2014, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock. Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or available at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on February 6, 2014.
We entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on May 21, 2014. We relocated current operations in Carlsbad, California to the new facility during the three months ended June 30, 2014.

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
Interest Rate Risk
We had cash and cash equivalents of $31.2 million at June 30, 2014 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that we, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. CrestaTech filed the amended complaint on June 12, 2014, alleging that the Company’s accused products are imported into and sold within the United States by, or on behalf of, the Company, Sharp, Sharp Electronics, VIZIO and the six OEM Respondents. Through its ITC complaints, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
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
For fiscal 2012, two customers accounted for approximately 28% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. For the six months ended June 30, 2014, one customer accounted for 34% of our net revenue, and our ten largest customers accounted for 72% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. For the six months ended June 30, 2014, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2014. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2012, our research and development expense was $46.5 million. For fiscal 2013, our research and development expense was $53.1 million. For the six months ended June 30, 2014, our research and development expense was $27.0 million. In the six months ended June 30, 2014, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.

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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that we, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc.  CrestaTech filed the amended complaint on June 12, 2014, alleging that the Company’s accused products are imported into and sold within the United States by, or on behalf of, the Company, Sharp, Sharp Electronics, VIZIO and the six OEM Respondents. Through its ITC complaints, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
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
For the six months ended June 30, 2014, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress, or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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

We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses, particularly as we seek to enter new markets where we may not have prior experience.
Our recent operating history has focused on developing integrated circuits for specific terrestrial and cable television applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we have recently expanded into the market for satellite set-top and gateway boxes and outdoor units. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2012, sales through distributors accounted for 40% of our net revenue. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For the six months ended June 30, 2014, sales through distributors accounted for 26% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We rely on third-party vendors to provide critical services, including, among other things, services related to accounting, billing, human resources, information technology, network development, network monitoring, in-licensing and intellectual property that we cannot or do not create or provide ourselves. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable and high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that these damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-

party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position.
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
We sell our products throughout the world. Products shipped to Asia accounted for 96% of our net revenue in the six months ended June 30, 2014. In addition, approximately 33% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
As of June 30, 2014, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 17% of our outstanding capital stock, representing approximately 62% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
Our management team may use our available cash, cash equivalents, and liquid investment assets in ways with which you may not agree or in ways which may not yield a return.
We use our cash, cash equivalents, and liquid investment assets for general corporate purposes, including working capital. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies. However, we do not have any definitive agreements or commitments for any specific acquisitions at this time. Our management has considerable discretion in the application of our cash, cash equivalents, and investment resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available resources for corporate purposes that do not increase our operating results or market value. In addition, our cash, cash equivalents, and liquid investment resources may be placed in investments that do not produce significant income or that may lose value.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2014, we had 29.7 million shares of Class A common stock and 7.1 million shares of Class B common stock outstanding.
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

Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our Class A common stock. As previously disclosed, for the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of our Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014.
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
Recent Sales of Unregistered Securities
In the six months ended June 30, 2014, we issued an aggregate of 0.03 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.02 million in the six months ended June 30, 2014 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 30, 2014, options to purchase an aggregate of 1.4 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.6	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MAXLINEAR, INC.

(Registrant)

Date: July 31, 2014	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2014		/s/ Justin Scarpulla
Justin Scarpulla
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.6	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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