Form 10-Q
period 2014-09-30
MAXLINEAR INC
filed 2014-10-30
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 23, 2014, the registrant has 30,267,492 shares of Class A common stock, par value $0.0001, and 7,007,333 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,055	$26,450
Short-term investments, available-for-sale	47,740	35,494
Accounts receivable, net	20,455	20,058
Inventory	9,576	10,032
Prepaid expenses and other current assets	2,074	1,682
Total current assets	113,900	93,716
Property and equipment, net	10,125	5,511
Long-term investments, available-for-sale	12,122	24,410
Intangible assets	511	749
Other long-term assets	542	543
Total assets	$137,200	$124,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,518	$7,507
Deferred revenue and deferred profit	4,885	2,651
Accrued price protection liability	16,485	15,017
Accrued expenses and other current liabilities	5,485	4,285
Accrued compensation	6,318	7,698
Total current liabilities	39,691	37,158
Other long-term liabilities	1,475	1,097
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 30,259 and 27,002 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 7,016 and 8,338 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	172,433	158,360
Accumulated other comprehensive income	24	58
Accumulated deficit	(76,427)	(71,748)
Total stockholders’ equity	96,034	86,674
Total liabilities and stockholders’ equity	$137,200	$124,929
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$32,541	$31,765	$100,634	$88,072
Cost of net revenue	12,632	11,934	38,426	34,233
Gross profit	19,909	19,831	62,208	53,839
Operating expenses:
Research and development	14,957	14,569	41,944	38,395
Selling, general and administrative	8,141	9,965	24,590	25,136
Total operating expenses	23,098	24,534	66,534	63,531
Loss from operations	(3,189)	(4,703)	(4,326)	(9,692)
Interest income	61	53	182	170
Interest expense	—	—	—	(4)
Other expense, net	(49)	(77)	(79)	(194)
Loss before income taxes	(3,177)	(4,727)	(4,223)	(9,720)
Provision for income taxes	28	155	456	366
Net loss	$(3,205)	$(4,882)	$(4,679)	$(10,086)
Net loss per share:
Basic	$(0.09)	$(0.14)	$(0.13)	$(0.30)
Diluted	$(0.09)	$(0.14)	$(0.13)	$(0.30)
Shares used to compute net loss per share:
Basic	36,901	34,506	36,127	33,698
Diluted	36,901	34,506	36,127	33,698

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(3,205)	$(4,882)	$(4,679)	$(10,086)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 and $5 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $5 for the nine months ended September 30, 2014 and 2013, respectively	(22)	54	(26)	9
Foreign currency translation adjustments, net of tax of $0 for the three and nine months ended September 30, 2014 and 2013, respectively	(8)	(1)	(8)	8
Other comprehensive income (loss)	(30)	53	(34)	17
Total comprehensive loss	$(3,235)	$(4,829)	$(4,713)	$(10,069)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net loss	$(4,679)	$(10,086)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	3,527	2,916
Amortization of investment premiums, net	578	741
Stock-based compensation	11,080	9,591
Deferred income taxes	11	—
Impairment of long-lived assets	8	1,229
Changes in operating assets and liabilities:
Accounts receivable	(397)	(4,316)
Inventory	456	216
Prepaid and other assets	(402)	(144)
Accounts payable, accrued expenses and other current liabilities	66	(649)
Accrued compensation	3,670	5,001
Deferred revenue and deferred profit	2,234	758
Accrued price protection liability	1,468	4,617
Other long-term liabilities	382	193
Net cash provided by operating activities	18,002	10,067
Investing Activities
Purchases of property and equipment	(7,767)	(2,633)
Purchases of intangible assets	—	(955)
Purchases of available-for-sale securities	(36,457)	(56,800)
Maturities of available-for-sale securities	35,895	55,000
Net cash used in investing activities	(8,329)	(5,388)
Financing Activities
Payments on capital leases	—	(2)
Net proceeds from issuance of common stock	1,584	1,246
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,641)	(1,246)
Net cash used in financing activities	(2,057)	(2)
Effect of exchange rate changes on cash and cash equivalents	(11)	13
Increase in cash and cash equivalents	7,605	4,690
Cash and cash equivalents at beginning of period	26,450	21,810
Cash and cash equivalents at end of period	$34,055	$26,500
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$133	$126
Supplemental disclosures of non-cash activities:
Issuance of accrued share-based bonus plan	$5,050	$4,836
Accrued purchases of property and equipment	$146	$192
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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 6, 2014.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 30% and 28% of net revenue for the three and nine months ended September 30, 2014. Revenues from the Company’s distributors accounted for 27% and 29% of net revenue for the three and nine months ended September 30, 2013. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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

In August 2014, the FASB issued new accounting guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The Company does not expect the adoption of this standard to significantly impact its financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,205)	$(4,882)	$(4,679)	$(10,086)
Denominator:
Weighted average common shares outstanding—basic	36,901	34,506	36,127	33,698
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	36,901	34,506	36,127	33,698
Net loss per share:
Basic	$(0.09)	$(0.14)	$(0.13)	$(0.30)
Diluted	$(0.09)	$(0.14)	$(0.13)	$(0.30)
The Company excluded 3.1 million and 3.2 million common stock equivalents for the three and nine months ended September 30, 2014, respectively, and 3.5 million and 3.1 million common stock equivalents for the three and nine months ended September 30, 2013, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Money market funds	$603	$—	$—	$603
Government debt securities	23,419	13	—	23,432
Corporate debt securities	36,451	6	(27)	36,430
	60,473	19	(27)	60,465
Less amounts included in cash and cash equivalents	(603)	—	—	(603)
	$59,870	$19	$(27)	$59,862

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
As of September 30, 2014, the Company held 16 corporate debt securities with an aggregate fair value of $21.2 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.03 million at September 30, 2014 represent temporary impairments on corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value. All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of September 30, 2014.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of September 30, 2014 and December 31, 2013, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The Company held no Level 3 financial instruments as of September 30, 2014 and December 31, 2013.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2014
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$603	$603	$—	$—
Government debt securities	23,432	—	23,432	—
Corporate debt securities	36,430	—	36,430	—
	$60,465	$603	$59,862	$—

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$406	$406	$—	$—
Government debt securities	26,537	—	26,537	—
Corporate debt securities	33,368	—	33,368	—
	$60,311	$406	$59,905	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 30, 2014.
4. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$34,055	$26,450
Short-term investments	47,740	35,494
Long-term investments	12,122	24,410
	$93,917	$86,354
Inventory consists of the following:

	September 30, 2014	December 31, 2013
Work-in-process	$3,424	$4,384
Finished goods	6,152	5,648
	$9,576	$10,032
Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2014	December 31, 2013
Furniture and fixtures	5	$714	$346
Machinery and equipment	3 -5	12,520	9,488
Masks and production equipment	2	7,441	4,764
Software	3	798	743
Leasehold improvements	4 -5	2,416	924
Construction in progress	N/A	131	82
		24,020	16,347
Less accumulated depreciation and amortization		(13,895)	(10,836)
		$10,125	$5,511

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Intangible assets consist of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2014	December 31, 2013
Licensed technology	3	$2,821	$2,821
Less accumulated amortization		(2,310)	(2,072)
		$511	$749
The following table presents future amortization of the Company’s intangible assets at September 30, 2014:

Amortization
2014	$81
2015	319
2016	111
Total	$511
Deferred revenue and deferred profit consist of the following:

	September 30, 2014	December 31, 2013
Deferred revenue—rebates	$10	$110
Deferred revenue—distributor transactions	7,428	3,922
Deferred cost of net revenue—distributor transactions	(2,553)	(1,381)
	$4,885	$2,651
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$15,017	$7,880
Charged as a reduction of revenue	17,895	15,920
Reversal of unclaimed rebates	(390)	(27)
Payments	(16,037)	(11,276)
Ending balance	$16,485	$12,497
Accrued expenses and other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	564	390
Accrued litigation costs	306	—
Other	1,615	895
	$5,485	$4,285

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

5. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2014 was $9.04. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2013 was $6.39.
The fair values of stock options were estimated at their respective grant date using the following assumptions:
Stock Options

	Nine Months Ended September 30,
	2014	2013
Weighted-average grant date fair value per share	$4.03	$3.24
Risk-free interest rate	1.70%	0.71%
Dividend yield	—	—
Expected life (years)	4.56	4.75
Volatility	51.00%	56.00%
Employee Stock Purchase Rights

	Nine Months Ended September 30,
	2014	2013
Weighted-average grant date fair value per share	$2.47	$1.85
Risk-free interest rate	0.05%	0.09%
Dividend yield	—	—
Expected life (years)	0.50	0.50
Volatility	47.75%	41.58%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. Effective for the nine months ended September 30, 2014, the Company is no longer incorporating the historical volatility of comparable companies in determining estimated volatility.
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net revenue	$35	$29	$96	$79
Research and development	2,574	2,183	7,152	6,095
Selling, general and administrative	1,393	1,251	3,832	3,417
	$4,002	$3,463	$11,080	$9,591

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

In the nine months ended September 30, 2014, the Company granted 0.7 million RSUs with a fair value of $6.4 million and 0.4 million stock options with a fair value of $1.7 million related to its annual equity compensation review program, which will be expensed over the next four years. In the nine months ended September 30, 2013, the Company granted 1.1 million RSUs with a fair value of $7.1 million and 0.6 million stock options with a fair value of $2.0 million related to its annual equity compensation review program, which will be expensed over the four years following the grants.
Employee Benefit Plans
At September 30, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
Common Stock
At September 30, 2014, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

6. Income Taxes
In order to determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. The income tax provision consists primarily of income taxes related to the Company's operations in foreign jurisdictions as well as accruals for tax contingencies. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
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
The Company recorded a provision for income taxes of $0.03 million and $0.5 million for the three and nine months ended September 30, 2014. The Company recorded a provision for income taxes of $0.2 million and $0.4 million for the three and nine months ended September 30, 2013. The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 primarily relates to income tax in certain foreign jurisdictions.
During the nine months ended September 30, 2014, the Company’s unrecognized tax benefits increased by $0.3 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2014 were $0.03 million and $0.02 million, respectively.
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
Silicon Labs Litigation
As previously disclosed in the three and nine months ended September 30, 2013, the Company entered into a settlement agreement with Silicon Laboratories, Inc., or Silicon Labs, that resolved all currently outstanding patent litigation between the Company and Silicon Labs. As a result, the Company recorded $1.25 million in selling, general and administrative expense in the three and nine months ended September 30, 2013.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Lease Commitments
The Company entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on May 21, 2014. The Company relocated its current operations in Carlsbad, California to the new facility during the nine months ended September 30, 2014.

8. Subsequent Event
On October 6, 2014, the Company announced that it had signed a definitive agreement to acquire Physpeed Co., Ltd., a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. At the closing of the acquisition, the Company expects to pay approximately $11.0 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. A portion of the consideration payable to the shareholders will be placed into escrow pursuant to the terms of the definitive merger agreement. In addition, the definitive merger agreement provides for potential earnout consideration of up to $750,000 for the achievement of certain 2015 and 2016 revenue milestones. In addition, the Company plans to enter into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or Class A common stock of the Company based on the achievement of 2015 and 2016 revenue milestones.
The boards of directors of each of the companies have approved the merger. The closing, which is expected to occur during the three months ended December 31, 2014, remains subject to customary closing conditions, including the approval of Physpeed’s shareholders.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $119.6 million in fiscal 2013. In the nine months ended September 30, 2014 and 2013, respectively, our net revenue was primarily derived from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 90% and 94% of net revenue in the three and nine months ended September 30, 2014, respectively, and 94% and 93% of net revenue in the three and nine months ended September 30, 2013, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the nine months ended September 30, 2014 and 2013 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the nine months ended September 30, 2014 and 2013 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2014, one of our customers accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. For the nine months ended September 30, 2014, one customer accounted for 31% of our net revenue, and our ten largest customers accounted for 69% of our net revenue. In the three months ended September 30, 2013, one of our customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue. In the nine months ended September 30, 2013, one customer accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and outdoor unit sectors, a design-in can have a product life cycle of 24 to 60 months and beyond.
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
There were no significant changes during the quarter ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2013 contained in the Annual Report on Form 10-K filed with the SEC on February 6, 2014.
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
Comparison of the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Cost of net revenue	39	38	38	39
Gross profit	61	62	62	61
Operating expenses:
Research and development	46	46	42	44
Selling, general and administrative	25	31	24	29
Total operating expenses	71	77	66	73
Loss from operations	(10)	(15)	(4)	(12)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Loss before income taxes	(10)	(15)	(4)	(12)
Provision for income taxes	—	—	—	—
Net loss	(10)%	(15)%	(4)%	(12)%
Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cable	$19,318	$22,173	(13)%	$65,617	$60,726	8%
% of net revenue	59%	70%		65%	69%
Terrestrial	13,223	9,592	38%	35,017	27,346	28%
% of net revenue	41%	30%		35%	31%
Total net revenue	$32,541	$31,765	2%	$100,634	$88,072	14%
The increase in net revenue in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to $3.6 million of growth in terrestrial applications, contributed primarily from terrestrial set-top box and hybrid TV applications, which offset a $2.9 million decline in cable applications, as declines in media server and other video applications offset growth in DOCSIS 3.0 data gateway applications. The increase in net revenue in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to $7.7 million from terrestrial applications driven primarily by hybrid TV applications, and $4.9 million of growth in cable applications driven by DOCSIS 3.0 data gateway and DTA applications, partially offset by declines in media server and other cable video applications.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$12,632	$11,934	6%	$38,426	$34,233	12%
% of net revenue	39%	38%		38%	39%
Gross profit	19,909	19,831	—%	62,208	53,839	16%
% of net revenue	61%	62%		62%	61%
The decline in the gross profit percentage for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was due to a decrease in sales of higher margin products.
The increase in the gross profit percentage for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to the absence of production mask impairments in the nine months ended September 30, 2014, partially offset by declines in average selling prices of certain key products across both cable and terrestrial applications at a quicker rate than declines in their average manufacturing costs. We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$14,957	$14,569	3%	$41,944	$38,395	9%
% of net revenue	46%	46%		42%	44%
The increase in research and development expense for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $0.8 million and prototype expense of $0.5 million, offset by a decrease in performance based compensation of $0.9 million.
The increase in research and development expense for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to an increase in headcount-related items (including stock-based compensation) of $3.5 million and combined increases in design tools, prototype, and occupancy expenses of $1.4 million, offset by a decrease in performance based compensation of $1.3 million. The increases in the headcount-related items are primarily due to increases in our average full-time-equivalent headcount compared to the same nine month period of the prior year. The non-headcount related increases are primarily due to increased project related prototyping and design tools usage, and several facilities relocation and facilities expansions in Bangalore, India and Carlsbad, California.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$8,141	$9,965	(18)%	$24,590	$25,136	(2)%
% of net revenue	25%	31%		24%	29%
The decrease in selling, general and administrative expense in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to decreases in legal fees of $1.9 million and performance based compensation of $0.5 million, offset by a combination of increases in headcount-related items (including stock-based compensation) of $0.4 million, and professional, consulting and outside services, and travel-related expenses of $0.2 million.
The decrease in selling, general and administrative expense in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to a decrease in legal fees of $3.0 million, offset by an increase in headcount-related items (including stock-based compensation) of $1.5 million, and increases in professional, consulting and outside services, and travel-related expenses of $0.8 million. We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest income	$61	$53	$182	$170
Interest expense	—	—	—	(4)
Other expense, net	(49)	(77)	(79)	(194)
Interest income increased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to higher cash equivalent and investment balances. Interest expense decreased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to a reduction in our capital leases which were completed in 2013. Other expense, net in the three and nine months ended September 30, 2014 and 2013 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Provision for income taxes	$28	$155	$456	$366
The provision for income taxes for the three months ended September 30, 2014 was $0.03 million or approximately (0.9)% of pre-tax loss compared to a provision for income taxes of $0.2 million or approximately (3.3)% for the three months ended September 30, 2013. The provision for income taxes for the nine months ended September 30, 2014 was $0.5 million or approximately (10.8)% of pre-tax loss compared to a provision for income taxes of $0.4 million or approximately (3.8)% for the nine months ended September 30, 2013. The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 primarily relates to income tax in foreign jurisdictions as well as accruals for tax contingencies. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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
Subsequent Event
On October 6, 2014, we announced that we had signed a definitive agreement to acquire Physpeed Co., Ltd., a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. At the closing of the acquisition, we expect to pay approximately $11.0 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. A portion of the consideration payable to the shareholders will be placed into escrow pursuant to the terms of the definitive merger agreement. In addition, the definitive merger agreement provides for potential earnout consideration of up to $750,000 for the achievement of certain 2015 and 2016 revenue milestones. In addition, we plan to enter into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or our Class A common stock based on the achievement of 2015 and 2016 revenue milestones.
The boards of directors of each of the companies have approved the merger. The closing, which is expected to occur during the three months ended December 31, 2014, remains subject to customary closing conditions, including the approval of Physpeed’s shareholders.
Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $34.1 million, short- and long-term investments of $59.9 million, and net accounts receivable of $20.5 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Working capital	$74,209	$56,558
Cash and cash equivalents	$34,055	$26,450
Short-term investments	47,740	35,494
Long-term investments	12,122	24,410
Total cash and cash equivalents and investments	$93,917	$86,354
Cash Flows from Operating Activities
Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2014. Net cash provided by operating activities primarily consisted of $15.2 million in non-cash operating expenses and $7.5 million in changes in operating assets and liabilities, partially offset by a net loss of $4.7 million. Non-cash items included in net loss for the nine months ended September 30, 2014 included depreciation and amortization expense of $3.5 million, amortization of net investment premiums of $0.6 million, and stock-based compensation of $11.1 million.
Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2013. Net cash provided by operating activities primarily consisted of $14.5 million in non-cash operating expenses and $5.7 million in changes in operating assets and liabilities, partially offset by a net loss of $10.1 million. Non-cash items included in net loss for the nine months ended September 30, 2013 included depreciation and amortization expense of $2.9 million, amortization of net investment premiums of $0.7 million, stock-based compensation of $9.6 million and impairment of property and equipment of $1.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2014. Net cash used in investing activities consisted of $36.5 million in purchases of securities and $7.8 million in purchases of property and equipment, offset by $35.9 million in maturities of securities. Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2013. Net cash used in investing activities consisted of $56.8 million in purchases of securities, $1.0 million in purchases of intangible assets and $2.6 million in purchases of property and equipment, partially offset by $55.0 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 consisted primarily of $1.6 million in net proceeds from issuance of common stock, offset by $3.6 million in minimum tax withholding paid on behalf of employees for restricted stock units. Net cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of $1.2 million in net proceeds from issuance of common stock, offset by $1.2 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.
We believe that our $34.1 million of cash and cash equivalents and $59.9 million in short- and long-term investments at September 30, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of September 30, 2014 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2014, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock. Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or available at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on February 6, 2014.
We entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease has a term of five years, six months, commencing on May 21, 2014. We relocated current operations in Carlsbad, California to the new facility during the nine months ended September 30, 2014.

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
Interest Rate Risk
We had cash and cash equivalents of $34.1 million at September 30, 2014 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Silicon Labs Litigation
As previously disclosed in the three and nine months ended September 30, 2013, we entered into a settlement agreement with Silicon Labs that resolved all currently outstanding patent litigation between us and Silicon Labs. As a result, we recorded $1.25 million in selling, general and administrative expense in the three and nine months ended September 30, 2013.
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within mobile device, television and set top box manufacturers, some of which may be our customers. Our primary competitors include Silicon Laboratories, Inc., NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Entropic Communications, Inc., and Rafael Microelectronics, Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions.
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
For fiscal 2012, two customers accounted for approximately 28% and 10%, respectively, of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. For the nine months ended September 30, 2014, one customer accounted for 31% of our net revenue, and our ten largest customers accounted for 69% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. For the nine months ended September 30, 2014, revenue directly attributable to cable applications accounted for approximately 65% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2014. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2012, our research and development expense was $46.5 million. For fiscal 2013, our research and development expense was $53.1 million. For the nine months ended September 30, 2014, our research and development expense was $41.9 million. In the nine months ended September 30, 2014, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
In particular, we believe that we will need to develop new products in part to respond to changing dynamics and trends in our end user markets, including (among other trends) consolidation among cable and satellite operators, potential industry shifts away from the hardware devices and other technologies that incorporate our products, and changes in consumer television viewing habits and how consumers access and receive broadcast content and digital broadband services. We cannot predict how these trends will continue to develop or how or to what extent they may affect our future revenues and operating results. We believe that we will need to continue to make substantial investments in research and development in an attempt to ensure a product roadmap that anticipates these types of changes; however, we cannot provide any assurances that we will accurately predict the direction in which our markets will evolve or that we will be able to develop, market, or sell new products that respond to such changes successfully or in a timely manner, if at all.
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
For the nine months ended September 30, 2014, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress, or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2012, sales through distributors accounted for 40% of our net revenue. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For the nine months ended September 30, 2014, sales through distributors accounted for 28% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We sell our products throughout the world. Products shipped to Asia accounted for 94% of our net revenue in the nine months ended September 30, 2014. In addition, approximately 33% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to our contemplated acquisition of Physpeed, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
In addition to the acquisition of Physpeed, which we expect to close in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	a limitation on our ability to use our net operating loss carryforwards;

•	the diversion of management’s time and attention from operating our business to acquisition integration challenges;

•	adverse tax consequences; and

•	the potential loss of key employees, customers and suppliers of the acquired business.
Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.
Integrating acquired organizations and their products and services, including the integration of Physpeed following completion of the acquisition, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired companies, including Physpeed, include those associated with:

•	failure to successfully further develop the acquired products or technology;

•	conforming the acquired company’s standards, policies, processes, procedures and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	increasing the scope, geographic diversity and complexity of our operations;

•
consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions;

•	the geographic distance between the companies;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties.
We may be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.
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
As of September 30, 2014, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 17% of our outstanding capital stock, representing approximately 61% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
Our management team may use our available cash, cash equivalents, and liquid investment assets in ways with which you may not agree or in ways which may not yield a return.
We use our cash, cash equivalents, and liquid investment assets for general corporate purposes, including working capital. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies, including the acquisition of Physpeed. Our management has considerable discretion in the application of our cash, cash equivalents, and investment resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available resources for corporate purposes that do not increase our operating results or market value. In addition, our cash, cash equivalents, and liquid investment resources may be placed in investments that do not produce significant income or that may lose value.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2014, we had 30.3 million shares of Class A common stock and 7.0 million shares of Class B common stock outstanding.
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
Recent Sales of Unregistered Securities
In the nine months ended September 30, 2014, we issued an aggregate of 0.03 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.02 million in the nine months ended September 30, 2014 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2014, options to purchase an aggregate of 1.3 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

MAXLINEAR, INC.

(Registrant)

Date: October 30, 2014	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2014		/s/ Justin Scarpulla
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