Form 10-K
period 2014-12-31
MAXLINEAR INC
filed 2015-02-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $313.7 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
As of February 13, 2015, the registrant has 30,987,609 shares of Class A common stock, par value $0.0001, and 6,977,834 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS
Corporate Information
We incorporated in the State of Delaware in September 2003. Our executive offices are located at 5966 La Place Court, Suite 100, Carlsbad, California 92008, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its wholly owned subsidiaries. Our website address is www.maxlinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The names “MxL” and “digIQ” are our registered trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Our current products receive and process RF and digital signals and enable the display of broadband video and data content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications.
We combine our high performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to provide highly integrated semiconductor devices that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, and Silicon Germanium BiCMOS and Indium Phosphide process technologies due to our recent entry into the optical interconnect market through our acquisition of Physpeed. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our RF receivers and RF receiver SoCs have high levels of functional integration and performance, small silicon die size and low power consumption. Moreover, our proprietary CMOS-based radio system architecture provides to our customers the benefits of superior RF system performance, shorter design cycles, significant design flexibility and low system cost across a wide range of broadband communications applications. It is our intention to drive future optical interconnect products to CMOS versus existing Silicon Germanium BiCMOS and Indium Phosphide process technology designs.

We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2014, we sold our products to more than 157 end customers. For the year ended December 31, 2014, our net revenue was $133.1 million as compared to $119.6 million in the year ended December 31, 2013.
Recent Developments
On February 3, 2015, we entered into a definitive agreement and plan of merger and reorganization with Entropic Communications, Inc., or Entropic, under which we agreed to acquire all of the outstanding capital stock of Entropic in a cash and stock transaction. If the merger is consummated, each outstanding share of Entropic's common stock will be converted into the right to receive $1.20 in cash and 0.2200 of a share of our Class A common stock; existing holders of our Class A and Class B common stock are expected to hold approximately 65% of the outstanding capital stock of the combined company, and current holders of Entropic's common stock are expected to hold approximately 35% of the outstanding capital stock of the combined company (ignoring for this purpose the special voting rights that holders of our Class B common stock will continue to hold after the merger). Consummation of the merger is subject to separate approvals by our stockholders and the stockholders of Entropic, regulatory approvals, and other customary closing conditions. For a more complete description of the terms and conditions of the merger, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015. A copy of the definitive merger agreement is filed as Exhibit 2.1 to the Form 8-K.
Headquartered in San Diego, Entropic is recognized for having pioneered the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite (“DBS”) outdoor unit single-wire technology. Entropic has a rich history of innovation and deep expertise in RF, analog/mixed signal and digital signal processing technologies. Entropic’s silicon solutions have been broadly deployed across major cable, satellite, and fiber service providers.
We believe our acquisition of Entropic will add significant scale to our analog/mixed-signal business, expanding our addressable market and enhancing the strategic value of our offerings to our broadband and access partners, OEM customers, and service providers. For a discussion of specific risks and uncertainties that could affect our ability to achieve these and other strategic objectives of the acquisition, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to the Proposed Acquisition of Entropic.”
Industry Background
Technological advances in the broadband data, broadcast TV, and wireless voice and data markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless connectivity; the transitions from standard to high to ultra high/4K video definition television; the proliferation of multi-channel digital video recording, or DVR; the proliferation of multimedia content being both accessible and stored in the cloud through terrestrial broadcast digital television, cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced multimedia functionality to set top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways and mobile devices, which in turn is creating demand for higher speed optical interconnects in data center, metro, and long-haul transport network applications. We believe that several trends, across multiple target markets, are creating revenue opportunities for providers of RF and analog/mixed-signal solutions. These trends include the following:

•
Terrestrial: Consumers are demanding advanced features in their televisions and are also using non-traditional consumer electronic devices, such as personal computers, netbooks, tablets, in-cabin automobile, portable media players, and mobile phones to access broadcast television and other multimedia content. In the traditional television market, system designers are introducing cable and satellite ready televisions equipped with enhanced features such as picture-in-picture and DVR. Also, with the increased popularity of accessing multimedia content over-the-top, or OTT, via broadband-enabled streaming services, consumers are increasingly augmenting these OTT multimedia content services with local free-to-air broadcast programming. Consumers can access these terrestrial broadcasts through set-top boxes containing terrestrial RF receiver solutions.

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

•
Optical Interconnect: Growth in data traffic generated from smartphones and tablets, over-the-top, or OTT, streaming video, cloud computing and data analytics in hyper-scale data centers is creating demand for higher speed interconnect products addressing enterprise and telecommunications infrastructure market applications. These solutions provide the interconnect function between the top-of-rack to the core-router within a datacenter, and the metro and long haul connections within a service provider network. Datacenter links are commonly increasing performance/speed and are currently changing from 1Gbps to 10Gbps on the servers and from 10/40Gbps to 100Gbps on the routers and switches, and we believe that over the next several years they will likely migrate to 400Gbps.

As a result of these trends, RF and analog/mixed signal receiver technology is being deployed in a variety of devices for the terrestrial, cable, satellite, datacenter, and metro and long-haul telecom transport network markets. The proliferation of applications with advanced features has led to an increase in the number of devices with multiple RF receivers and RF receiver SoCs. RF receivers incorporate RF, digital and analog signal processing functions.
Challenges Faced by Providers of Systems and RF Receivers and Optical Interconnects
The stringent performance requirements of broadband communications and optical interconnect applications and the distinct technological challenges associated with the terrestrial, cable, satellite, datacenter, and metro and long-haul telecom transport markets present significant obstacles to service providers and system designers. In particular, designing and implementing RF receivers to capture broadcast digital television signals is extremely challenging due in part to the wide frequency band across which broadcast digital television signals are transmitted. As compared to other digital radio technologies, such as cellular, WiFi and Bluetooth, television signals broadcast over air, on cable, and by satellite are acquired over a much wider frequency band and encounter many more sources of interference. As a result, traditionally, design and implementation of these RF receivers have been accomplished using conventional radio system architectures that employ multiple discrete components and are fabricated using expensive special purpose semiconductor manufacturing processes, such as silicon germanium, gallium arsenide, and special purpose CMOS-based RF process technologies.
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

The challenges of processing high-speed optical interconnect signals for datacenter, metro and long-haul telecommunications transport markets include:

•
Optical Fiber Channel Impairments. The optical properties of the fiber material results in impairments to the optical signal that is being propagated across the fiber. These impairments include loss of light intensity, modal, chromatic and polarization dispersion as the light propagates through the fiber. These impairments result in degradation of signal integrity which contributes to effective reduction in data throughput.

•
Optical Device Technology. The state-of-art in optical device technology today lags the speeds contemplated for data traffic within cloud data centers and transport links between telecom data centers. So, there are severe physical limits to the conversion of electrical signals to optical signals and vice versa at extremely high speeds. These limitations arise from bandwidth, nonlinearities, and noise properties in lasers, modulators, and photo detectors.

•
Form Factor. The form factor of the face plates in server, storage, switch, and networking racks in data centers limits the capacity to dissipate heat generated by electrical and optical devices inside the transceivers to which optical fibers are connected. As data rates increase dramatically, the physical form of the face plates and connectors does not scale to cope with accompanying increase in power density.

Limitations of Traditional RF Receiver Solutions
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
Our RF Receiver Solution
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our products enable the display of broadband video and data content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications.
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

Our Strategy
Our objective is to be the leading provider of mixed-signal RF receivers and RF receiver SoCs for broadband video and data communications, datacenter, and metro and long-haul telecom transport market applications and, in the future, to leverage this core competency to expand into other communications markets with similar performance requirements. The key elements of our strategy are:

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

Products
Our products are integrated into a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and physical medium devices that go into optical modules for data center, metro, and long-haul transport network applications.
We provide our customers with guidelines, known as reference designs, so that they can efficiently use our products in their product designs. We currently provide the following types of semiconductors:

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

•
Laser Modulator Drivers. These semiconductor products reside in optical modules and provide a constant current source that delivers exactly the current to the laser diode that it needs to operate for a particular application

•	Transimpedance Amplifiers. These semiconductor products reside in optical modules and provide current-to-voltage conversion, converting the low-level current of a sensor to a voltage.

•
Clock and Data Recovery Circuits. These semiconductor products generate a clock from an approximate frequency reference, and then phase-aligns to the transitions in the data stream with a phase-locked loop, or PLL.

Customers
We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. During the year ended December 31, 2014, we sold our products to more than 157 end customers. A significant but declining portion of our sales to these and other customers are through distributors based in Asia, and we do not consider distributors as our end customers, despite selling the products to and being paid by the distributors.
A significant portion of our net revenue has historically been generated by a limited number of customers. During the year ended December 31, 2014 and the year ended December 31, 2013, ten customers accounted for approximately 67% and 72% of our net revenue, respectively. For the year ended December 31, 2014, Arris Group, Inc., or Arris, represented 31% of revenue. For the year ended December 31, 2013, Arris represented 28% of revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2014 and 2013.
Products shipped to Asia accounted for 94% of our net revenue in the year ended December 31, 2014 and 93% of our net revenue in the year ended December 31, 2013. Products shipped to Japan accounted for 7% of our net revenue in the year ended December 31, 2014 and 9% of our net revenue in the year ended December 31, 2013. Products shipped to China and Taiwan accounted for 71% and 6%, respectively, of our net revenue in the year ended December 31, 2014. Products shipped to China and Taiwan accounted for 68% and 8%, respectively, of our net revenue in the year ended December 31, 2013. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the year ended December 31, 2014 and 2013 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the year ended December 31, 2014 and 2013 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 1 to our consolidated financial statements for a discussion of total revenue by geographical region for 2014, 2013 and 2012.
Sales and Marketing
We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad, Irvine, and San Jose in California; Atlanta in Georgia; Tokyo in Japan; Shanghai and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; and Bangalore, India. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 28% of our net revenue in the year ended December 31, 2014 and 29% of our net revenue in the year ended December 31, 2013.
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
Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 24 months for the cable and satellite markets. If successful, this process culminates in a customer’s decision to use our products in its system, which we refer to as a design-win. Volume production may begin within three to nine months after a design-win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our products have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Thus, a design-win may result in an extended period of revenue generation. Conversely, a design-loss to our competitors, may adversely impact our financial results for an extended period of time.
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
Wafer Fabrication. We utilize standard CMOS process technology to manufacture our products. We use a variety of process technology nodes ranging from 0.13µ down to 28 nanometer. We depend on four independent silicon foundry manufacturers located in Asia to support the majority of our wafer fabrication requirements. Our key subcontractors are Semiconductor Manufacturing International Corporation, or SMIC, in China, Silterra Malaysia Sdn. Bhd., in Malaysia, Global Foundries in Singapore and United Microelectronics Corporation, or UMC, in Taiwan and Singapore.
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
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications, datacenter, and metro and long-haul telecommunications transport market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2014, we had approximately 269 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Atlanta in Georgia; Shanghai in China; and Bangalore in India. Our research and development expense was $56.6 million in 2014, $53.1 million in 2013 and $46.5 million in 2012.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver and optical interconnect products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC and optical interconnect products. Our primary competitors include NXP B.V. in cable and terrestrial TV markets, Silicon Laboratories in terrestrial TV markets, RDA Microelectronics and Rafael Microelectronics, Inc. in TV and terrestrial set-top-box markets, Broadcom Corporation in terrestrial, cable, and satellite data and video markets, Entropic Communications, Inc. and Broadcom Corporation, in our new development initiatives targeting satellite outdoor units, and Inphi, and M/A-COM, and Semtech, and Qorvo amongst other in development initiatives targeting datacenter, and metro and long-haul telecommunications transport applications. In addition, it is quite likely that a number of other public and private companies, including some of our customers and semiconductor integrated circuit partners, are developing competing products for digital TV, other broadband communications, and datacenter, and metro and long-haul telecommunications transport applications.
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
We have 58 issued patents and 305 patent applications pending in the United States. We also have 10 issued foreign patents and 101 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. The 58 issued patents in the United States will begin to expire in 2024 through 2032. The 10 issued foreign patents will expire in 2025.
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

The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business—We recently settled and are currently a party to intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights” and in “Item 3—Legal Proceedings.”
Employees
As of December 31, 2014, we had approximately 378 employees, including 269 in research and development, 53 in sales and marketing, 8 in operations and semiconductor technology and 48 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
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
This Annual Report on Form 10-K, or Form 10-K, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

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
Risks Relating to the Proposed Acquisition of Entropic
If the acquisition is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.
We currently expect to realize material cost savings and other synergies as a result of our proposed acquisition of Entropic, and as a result, we currently believe that the acquisition will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Entropic’s business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Entropic’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of Entropic’s future revenues;

•	the anticipated financial performance of Entropic’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	our expected capital structure after the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of Entropic; and

•	other financial and strategic risks of the Entropic acquisition, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Entropic, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Entropic successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of Entropic’s customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Entropic specifically. Any failure to integrate Entropic successfully and to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our Class A common stock.
Failure to integrate our business and operations successfully with those of Entropic in the expected time-frame or otherwise may adversely affect MaxLinear’s operating results and financial condition if the acquisition is completed.
We do not have a substantial history of acquiring other companies and have never pursued an acquisition of the size and complexity of Entropic. The success of the proposed acquisition of Entropic will depend, in substantial part, on our ability to integrate Entropic’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Entropic’s product portfolio. Historically, we and Entropic have been independent companies, and we will continue to operate as such until the completion of the acquisition. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Entropic, integrating the two companies’ technologies, and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our Class A common stock.
Our business relationships, including customer relationships, and those of Entropic may be subject to disruption due to uncertainty associated with the acquisition.
In response to the announcement of the acquisition, customers, vendors, licensors, and other third parties with whom we or Entropic do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or Entropic while the acquisition is pending or with MaxLinear after the acquisition is completed. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc. (“Trident”), we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Entropic products after the acquisition is completed, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the acquisition is pending or after it is completed. The adverse effect of any such disruptions could be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our Class A common stock.
We and Entropic may have difficulty motivating and retaining executives and other key employees in light of the acquisition.
Uncertainty about the effect of the acquisition on our employees and those of Entropic may have an adverse effect on MaxLinear or Entropic while the acquisition is pending or on MaxLinear after the acquisition is completed. This uncertainty may impair our or Entropic’s ability to retain and motivate key personnel in the months leading up to the completion of the acquisition and our ability to retain and motivate them following the acquisition. Employee retention may be particularly challenging as our and Entropic’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following completion of the acquisition. For the acquisition to be successful, we and Entropic must continue to retain and motivate executives and other key employees during the period before the acquisition is completed. Furthermore, after the acquisition is completed, MaxLinear must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of MaxLinear after the acquisition is completed, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition and could have a material adverse effect on our business, operating results, and financial condition.
The merger agreement with Entropic contains provisions that may preclude us, while the transaction is pending, from pursuing acquisitions that we might otherwise pursue or that could discourage or deter bids for MaxLinear and that could require us to pay Entropic an $11.65 million termination fee under certain circumstances.
Under the merger agreement, subject to certain exceptions, we are restricted from pursuing or entering into agreements with respect to transactions involving acquisitions of assets or businesses by MaxLinear. In addition, unless and until the merger agreement is terminated, subject to specified exceptions, we are restricted from soliciting, initiating, knowingly encouraging, or knowingly facilitating from or with any person proposals that could reasonably be expected to lead to an “acquisition transaction” (as defined in the merger agreement), including transactions that would result in a change-of-control in or acquisition of MaxLinear. Our board is permitted under certain circumstances to change its recommendation to our stockholders prior to our anticipated special meeting of stockholders if we receive a “superior proposal” or if an “intervening event” has occurred (in each case, as such terms are defined in the merger agreement). Nevertheless, in such events, we are required to negotiate with Entropic regarding potential amendments to the merger agreement and may only enter into an agreement with respect to a superior proposal if specified conditions have been satisfied and we have paid Entropic a termination fee of $11.65 million. In addition, we could be required to pay Entropic a termination fee if Entropic terminates the merger agreement due to a "triggering event," which is defined in the definitive merger agreement and includes a change of recommendation by our board to our stockholders or our breach of the non-solicitation provisions of the merger agreement. These restrictive covenants contained in the merger agreement could have the effect while the acquisition is pending of preventing us from pursuing acquisitions of complementary products or businesses that management believes would be in the best interests of MaxLinear and its stockholders. In addition, these restrictions could discourage a third party that may have an interest in acquiring us from considering or proposing an acquisition of MaxLinear. If such a proposal were forthcoming, we may not be able to enter into an agreement with respect to such an alternative transaction without incurring potentially significant liability to Entropic.
If the proposed acquisition is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our Class A common stock.
If the acquisition is not completed, the price of our Class A common stock may decline to the extent that such market price reflects a market assumption that the acquisition will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of our financial advisors, accountants, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees, will be payable regardless of whether the acquisition is completed. In addition, we have diverted significant management resources in an effort to complete the acquisition and are subject to restrictions contained in the merger agreement on the conduct of our business during the pendency of the acquisition. If the acquisition is not completed, we will have received little or no benefit in respect of such costs incurred. If the acquisition is not completed under certain circumstances specified in the merger agreement, we may be required to pay a termination fee to Entropic of $11.65 million or to reimburse Entropic for its out-of-pocket expenses up to a cap of $2.5 million. Furthermore, if the acquisition is not completed, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have an adverse effect on our business, operating results, and financial condition or on the trading price of our Class A common stock.
Our ability to complete the acquisition is subject to various closing conditions, including approval of our stockholders and certain required regulatory approvals, which may contain burdensome conditions, including divestitures, that could have an adverse effect on our operation of the business following the acquisition.
To complete the acquisition, our stockholders must approve the issuance of the shares of our Class A common stock pursuant to the terms of the merger agreement. In addition, completion of the acquisition is conditioned upon the receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Even if these approvals are obtained, governmental authorities could impose conditions on the completion of the acquisition, including requiring divestitures that could delay consummation of the acquisition or have an adverse effect on our business following the acquisition. Under the terms of the merger agreement, we have agreed to certain limited divestitures of assets of Entropic, if required by governmental or regulatory authorities, so as to enable the closing of the acquisition as soon as reasonably possible.
The special meeting at which our stockholders will vote on the transactions contemplated by the merger agreement may take place before all such approvals have been obtained and, in cases where they have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, if stockholder approval of the transactions contemplated by the merger agreement is obtained at our special meeting, we may make decisions after the special meeting to waive a condition or approve certain actions required to obtain necessary approvals without seeking further stockholder approval. Such actions could have an adverse effect on our business following completion of the acquisition. In addition, the merger agreement contains other customary closing conditions, which may not be satisfied or waived.
If we are unable to complete the acquisition, we would be subject to a number of risks, including the following:

•	we would not realize the anticipated benefits of the acquisition, including, among other things, increased operating efficiencies;

•	the attention of our management may have been diverted to the acquisition rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•
the potential loss of key personnel during the pendency of the acquisition as employees and other service providers may experience uncertainty about their future roles with us following completion of the acquisition; and

•	the trading price of our Class A common stock may decline to the extent that the current market prices reflect a market assumption that the acquisition will be completed.
We can provide no assurance that the various closing conditions will be satisfied, that the necessary regulatory approvals will be obtained, or that any required conditions will not materially adversely affect our business following the acquisition. If we are required to undertake divestitures in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and our business, operating results, and financial condition after the acquisition may be adversely affected. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our Class A common stock.
In order to complete the acquisition and distribute the cash consideration payable to Entropic stockholders, we will be required to use substantially all of Entropic’s available cash resources and a sizeable portion of our cash resources.  As a result, our available liquidity after the acquisition will be reduced at the same time that the scope of our operations and cash requirements have increased, and we may be required to seek additional financing.
Under the terms of the merger agreement and in order to implement the distribution of the cash merger consideration to Entropic’s stockholders, Entropic is required to deliver to the exchange agent specified for the acquisition an amount of cash designated by us, which cannot exceed Entropic’s aggregate cash and cash equivalents less $10.0 million.  We will be required to fund the balance of the cash merger consideration from our own cash and cash equivalents.  Consequently, substantially all of Entropic’s available cash will be used in connection with the acquisition, and our overall liquidity after completion of the acquisition will be materially reduced relative to our current liquidity even though we will have incurred substantial expenses and expect to incur additional restructuring costs as we integrate Entropic’s business and operations.  To the extent Entropic’s cash and cash equivalents at closing are less than we currently anticipate, we would be required to use a larger portion of our available cash.  As a result of these factors, our board of directors and management may determine to seek financing to enhance our liquidity, which could involve the issuance of debt or equity securities.  We cannot provide any assurances that additional financing will be available to us when and as needed or on terms that we believe to be commercially reasonable.  To the extent we issue debt securities, such indebtedness would have rights that are senior to holders of equity securities and could contain covenants that restrict our operations.  Any equity financing would be dilutive to our current stockholders.  If we determine that we require funding as a result of the acquisition but cannot obtain such funding on terms we consider to be reasonable, we may seek other methods to reduce our use of cash, including reductions in our research and development spending, which would be expected to have an adverse long-term effect on our business, operating results, and financial condition.
A number of purported stockholder class action lawsuits have been filed against us, Entropic, Entropic’s directors, and our merger subsidiaries, Excalibur Acquisition Corporation and Excalibur Subsidiary, LLC, challenging the acquisition, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the acquisition, result in substantial costs, or have an adverse effect on our business, financial condition and operating results.
Beginning on February 9, 2015, a number of purported stockholder class action complaints were filed on behalf of a putative class of Entropic stockholders in the Court of Chancery in the State of Delaware and in the Superior Court of the State of California County of San Diego. The class action complaints name Entropic, the members of Entropic’s board, MaxLinear and our merger subsidiaries, Excalibur Acquisition Corporation and Excalibur Subsidiary, LLC, as defendants. Additional lawsuits may be filed.
The class action complaints generally allege, among other things, that, in connection with our proposed acquisition of Entropic, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement.  The complaints further allege that Entropic, MaxLinear, and/or our merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties.  The complaints seek, among other things: an order enjoining the defendants from consummating the proposed transaction; an order declaring the merger agreement unlawful and unenforceable; in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the class; imposition of a constructive trust; damages; and/or attorneys’ fees and costs.

Our management believes that the allegations in the Delaware class action complaints and the California class action complaints are without merit and intend to vigorously contest the actions. Litigation is inherently uncertain, however, and there can be no assurances that the defense of these stockholder lawsuits will be successful. In addition, we and Entropic have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our and Entropic’s respective bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the merger, result in substantial costs to us and Entropic, or have an adverse effect on our business, financial condition and operating results.
If the acquisition of Entropic is completed, the issuance of shares of our Class A common stock to Entropic stockholders will substantially reduce the percentage interests of our stockholders.
At the completion of the proposed acquisition of Entropic, we expect to issue approximately 20.6 million shares of our Class A common stock to former Entropic stockholders entitled to receive consideration pursuant to the merger agreement. If the acquisition is completed, we expect that our stockholders will own approximately 65% and that Entropic stockholders will own approximately 35% of our outstanding capital stock following completion of the acquisition. The issuance of shares of our Class A common stock to Entropic stockholders in the acquisition and the assumption by us of Entropic options, restricted stock units, and certain performance stock units will cause a significant reduction in the relative percentage voting and economic interests of our current stockholders.
We expect to incur substantial expenses related to the integration of MaxLinear and Entropic.
We expect to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Entropic. We expect business systems integration between the two companies to require substantial management attention, including integration of information management, purchasing, accounting and finance, sales, payroll and benefits systems and regulatory compliance functions. Numerous factors beyond our control could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses may result in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.
We will record goodwill that could become impaired and adversely affect our future operating results.
The acquisition will be accounted for as an acquisition by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Entropic will be recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition will reflect Entropic’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of Entropic for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price will be allocated to Entropic’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the acquisition will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock.
The market value of our Class A common stock could decline if large amounts of our Class A common stock are sold following the acquisition.
Following the acquisition, our stockholders and former stockholders of Entropic will own interests in a company operating an expanded business with more assets and a different mix of liabilities. Our current stockholders (and those of Entropic who will receive our Class A common stock in connection with the acquisition) may not wish to continue to invest in us, or may wish to reduce their investment in us, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which our Class A common stock and Entropic common stock is or was included. If, following the acquisition, large amounts of our Class A common stock are sold, the price of our Class A common stock could decline.

Risks Relating to Our Business
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Entropic Communications, Inc., Rafael Microelectronics, Inc., and Inphi, M/A-COM, Semtech, and Qorvo for our new initiatives into the optical interconnect markets. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
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
During the year ended December 31, 2014, Arris accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. During the year ended December 31, 2013, Arris accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2014 and 2013. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Prior to fiscal 2010, sales of our products to customers in the mobile electronic device market and terrestrial market accounted for a significant portion of our revenue in prior periods; however, revenue derived from mobile electronic devices has declined since fiscal 2010 and is no longer an area of focus for us. For fiscal 2012, revenue directly attributable to cable applications accounted for approximately 63% of our net revenue. For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. For fiscal 2014, revenue directly attributable to cable applications accounted for approximately 65% of our net revenue. We expect that cable revenue will continue to represent a meaningful percentage of our total revenues in fiscal 2015 even as we expect the relative percentage to decline, assuming anticipated increases in satellite revenue occur. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable and satellite applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television, cable modems, cable gateways, and cable set-top boxes, and to Chinese manufacturers of terrestrial set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, and we have targeted the markets for satellite set-top and gateway boxes and outdoor units, and physical medium devices for optical interconnects as our next market opportunities. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. Our research and development expense was $56.6 million in 2014, $53.1 million in 2013 and $46.5 million in 2012. In 2014, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.
Highly complex products like our RF receivers and RF receiver SoCs and physical medium devices for optical modules may contain defects and bugs when they are first introduced or as new versions are released. Due to our limited operating history, defects and bugs that may be contained in our products may not yet have manifested. We have previously experienced, and may in the future experience, defects and bugs. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
Notwithstanding the completion of the ITC trial and post-trial briefing, our overall litigation with CrestaTech is still in the early stages, and we have not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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
For the year ended December 31, 2014, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly as we seek to enter new markets where we may not have prior experience.
Our recent operating history has focused on developing integrated circuits for specific terrestrial and cable television applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we have recently expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced significant growth in a short period of time. Our net revenue increased from approximately $97.7 million in 2012 to approximately $119.6 million in 2013 and approximately $133.1 million in 2014. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the RF receiver or RF receiver SoC and physical medium devices for optical modules, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2012, sales through distributors accounted for 40% of our net revenue. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs and physical medium devices for optical modules for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our RF receivers and RF receiver SoCs and physical medium devices for optical modules. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
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
We sell our products throughout the world. Products shipped to Asia accounted for 94% of our net revenue in the year ended December 31, 2014. In addition, approximately 34% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

In addition to our acquisition of Physpeed, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
In addition to the acquisition of Physpeed, which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
As of December 31, 2014, our founders, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 17% of our outstanding capital stock, representing approximately 61% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
Our management team may use our available cash, cash equivalents, and liquid investment assets in ways with which you may not agree or in ways which may not yield a return.
We use our cash, cash equivalents, and liquid investment assets for general corporate purposes, including working capital. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies, including the acquisition of Physpeed. Our management has considerable discretion in the application of our cash, cash equivalents, and investment resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available resources for corporate purposes that do not increase our operating results or market value. In addition, our cash, cash equivalents, and liquid investment resources may be placed in investments that do not produce significant income or that may lose value
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2014, we had 30.9 million shares of Class A common stock and 7.0 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 and 2012 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014 and May 3, 2013, respectively. Additionally, we settled all bonus awards for all other employees for the 2013 and 2012 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.8 million shares of our Class A common stock for the 2012 performance period upon settlement of the bonus awards on May 3, 2013. We intend to settle all bonus awards for employees for the 2014 performance period in shares of our Class A common stock. We cannot currently predict when the bonus awards will be settled, but we currently anticipate that approximately 0.4 million shares of our Class A common stock will be issued for the 2014 performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Our corporate headquarters occupy approximately 45,000 square feet in Carlsbad, California under a lease that expires in December 2019. All of our business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office space in Carlsbad, we have leased facilities for use as design centers in Irvine, Camarillo and San Jose in California; Atlanta in Georgia; Shanghai, and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; Tokyo in Japan; and Bangalore in India. We also have engineering support offices in Shenzhen in China; Caen in France; Tokyo in Japan; Hsinchu in Taiwan; and Seoul in South Korea. We believe that our current facilities are adequate to meet our ongoing needs and that additional facilities are available for lease to meet our future needs.

ITEM 3.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, alleging that we, Sharp, Sharp Electronics, and VIZIO, infringe the same patents asserted in the Delaware action. On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. CrestaTech filed the amended complaint on June 12, 2014, alleging that our accused products are imported into and sold within the United States by, or on behalf of, us, Sharp, Sharp Electronics, VIZIO and the six OEM Respondents. Through its ITC complaints, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting these defendants from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners. The target date for completing the ITC investigation is June 29, 2015. The District Court litigation is currently stayed.
Notwithstanding the completion of the ITC trial and post-trial briefing, our overall litigation with CrestaTech is still in the early stages, and we have not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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
Entropic Communications Merger Litigation
The Delaware Actions
Beginning on February 9, 2015, a number of stockholder class action complaints were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of Entropic Communications, Inc. (“Entropic”) stockholders and naming as defendants Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC.  Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (Del. Ch. filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., et al., C.A. No. 10632-VCP (Del. Ch. filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (Del. Ch. filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (Del. Ch. filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (Del. Ch. filed Feb. 12, 2015); Saggar v. Padval, et al., C.A. No. 10661-VCP (Del. Ch. filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (Del. Ch. filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (Del. Ch. filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (Del. Ch. filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (Del. Ch. filed Feb. 18, 2015).  The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement.  The complaints further allege that Entropic, MaxLinear, and/or the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties.  The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order declaring the merger agreement unlawful and unenforceable; in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the class, imposition of a constructive trust; damages; and/or attorneys’ fees and costs.
The California Actions
Beginning on February 10, 2015, two stockholder class action complaints were filed in the Superior Court of the State of California County of San Diego on behalf of a putative class of Entropic stockholders and naming as defendants Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC.  Krasinski v. Entropic Communications, Inc., et al., Case No. 37-2015-00004613-CU-SL-CTL (Cal. Super. Ct. San Diego Cnty. filed Feb. 9, 2015); and Khoury v. Entropic Communications, Inc., et al., Case No. 37-2015-00004737-CU-SL-CTL (Cal. Super. Ct. San Diego Cnty. filed Feb. 11, 2015).  The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement.  The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties.  The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, or granting the class rescissory damages, damages, and attorneys’ fees and costs.

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
Market Information and Holders
In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2014
	High	Low
First Quarter (January 1, 2014 to March 31, 2014)	$11.32	$8.94
Second Quarter (April 1, 2014 to June 30, 2014)	$10.33	$7.74
Third Quarter (July 1, 2014 to September 30, 2014)	$10.80	$6.63
Fourth Quarter (October 1, 2014 to December 31, 2014)	$8.09	$6.25

	Year Ended December 31, 2013
	High	Low
First Quarter (January 1, 2013 to March 31, 2013)	$6.40	$5.07
Second Quarter (April 1, 2013 to June 30, 2013)	$7.25	$5.05
Third Quarter (July 1, 2013 to September 30, 2013)	$9.05	$6.70
Fourth Quarter (October 1, 2013 to December 31, 2013)	$10.46	$7.62
On December 31, 2014, the last reported sales price of our common stock was $7.41 and, according to our transfer agent, as of February 13, 2015, there were 16 record holders of our Class A common stock and 56 record holders of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2014, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities
In the year ended December 31, 2014, we issued an aggregate of 0.05 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.04 million in the year ended December 31, 2014 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2014, options to purchase an aggregate of 1.3 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
We have derived the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$133,112	$119,646	$97,728	$71,937	$68,701
Cost of net revenue	51,154	46,683	37,082	26,690	21,560
Gross profit	81,958	72,963	60,646	45,247	47,141
Operating expenses:
Research and development	56,625	53,132	46,458	40,157	27,725
Selling, general and administrative	34,191	32,181	27,254	20,216	15,915
Total operating expenses	90,816	85,313	73,712	60,373	43,640
Income (loss) from operations	(8,858)	(12,350)	(13,066)	(15,126)	3,501
Interest income	236	222	282	292	326
Interest expense	(15)	(4)	(53)	(69)	(29)
Other expense, net	(108)	(199)	(74)	(128)	(55)
Income (loss) before income taxes	(8,745)	(12,331)	(12,911)	(15,031)	3,743
Provision (benefit) for income taxes	(1,704)	402	341	6,993	(6,371)
Net income (loss)	(7,041)	(12,733)	(13,252)	(22,024)	10,114
Net income allocable to preferred stockholders	—	—	—	—	(1,215)
Net income (loss) attributable to common stockholders:	$(7,041)	$(12,733)	$(13,252)	$(22,024)	$8,899
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$(0.37)	$(0.40)	$(0.68)	$0.33
Diluted	$(0.19)	$(0.37)	$(0.40)	$(0.68)	$0.30
Shares used to compute net income (loss) per share:
Basic	36,472	34,012	33,198	32,573	26,743
Diluted	36,472	34,012	33,198	32,573	29,478

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments, available-for-sale	$79,351	$86,354	$77,256	$85,736	$94,486
Working capital	67,668	56,558	68,450	76,585	95,444
Total assets	135,711	124,929	110,597	112,376	118,918
Capital lease obligations, net of current portion	—	—	—	2	18
Total stockholders’ equity	99,102	86,674	80,233	93,025	104,897

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Our current products receive and process RF and digital signals and enable the display of broadband video and data content in a wide range of electronic devices, including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, and hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $133.1 million in fiscal 2014. In 2014, our net revenue was derived primarily from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 94%, 93% and 91% of net revenue in the years ended December 31, 2014, 2013 and 2012. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the years ended December 31, 2014, 2013 and 2012 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the years ending December 31, 2014, 2013 and 2012 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. During the year ended December 31, 2014, Arris accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. During the year ended December 31, 2013, Arris accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2014 and 2013. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
Recent Developments
On February 3, 2015, we entered into a definitive agreement and plan of merger and reorganization with Entropic Communications, Inc., or Entropic, under which we agreed to acquire all of the outstanding capital stock of Entropic in a cash and stock transaction. If the merger is consummated, each outstanding share of Entropic's common stock will be converted into the right to receive $1.20 in cash and 0.2200 of a share of our Class A common stock; existing holders of our Class A and Class B common stock are expected to hold approximately 65% of the outstanding capital stock of the combined company, and current holders of Entropic's common stock are expected to hold approximately 35% of the outstanding capital stock of the combined company (ignoring for this purpose the special voting rights that holders of our Class B common stock will continue to hold after the merger). Consummation of the merger is subject to separate approvals by our stockholders and the stockholders of Entropic, regulatory approvals, and other customary closing conditions. For a more complete description of the terms and conditions of the merger, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2015. A copy of the definitive merger agreement is filed as Exhibit 2.1 to the Form 8-K.
Headquartered in San Diego, Entropic is recognized for having pioneered the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite (“DBS”) outdoor unit single-wire technology. Entropic has a rich history of innovation and deep expertise in RF, analog/mixed signal and digital signal processing technologies. Entropic’s silicon solutions have been broadly deployed across major cable, satellite, and fiber service providers.
We believe our acquisition of Entropic will add significant scale to our analog/mixed-signal business, expanding our addressable market and enhancing the strategic value of our offerings to our broadband and access partners, OEM customers, and service providers. For a discussion of specific risks and uncertainties that could affect our ability to achieve these and other strategic objectives of the acquisition, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to the Proposed Acquisition of Entropic.”
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
A portion of our revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through our distributors accounted for 28% and 29% of net revenue in the years ended December 31, 2014, and December 31, 2013, respectively. Pricing credits to our distributors may result from our price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent us from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, we have determined that it does not meet all of the required revenue recognition criteria at the time we deliver our products to distributors as the final sales price is not fixed or determinable.
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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, and technologies acquired or licensed from other companies. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful life. Technologies acquired or licensed from other companies are capitalized and amortized over the greater of the terms of the agreement, or estimated useful life, not to exceed three years. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at October 31 or more frequently if we believe indicators of impairment exist.
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment as of October 31, the date of our annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.
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
Provision (Benefit) for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years. Benefit for income taxes for the year ended December 31, 2014 primarily relates to a valuation allowance release resulting in a tax benefit of $2.3 million due to the purchase accounting adjustment for the net deferred tax liability acquired from Physpeed and income tax in foreign jurisdictions. Income tax expense for the year ended December 31, 2013 and 2012, primarily relates to income tax in foreign jurisdictions. Income tax expense for the year ended December 31, 2011 is primarily due to the establishment of a valuation allowance on the net federal deferred tax asset in the third quarter of 2011.
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
Net revenue	100%	100%	100%
Cost of net revenue	38	39	38
Gross profit	62	61	62
Operating expenses:
Research and development	42	44	47
Selling, general and administrative	26	27	28
Total operating expenses	68	71	75
Loss from operations	(6)	(10)	(13)
Interest income	—	—	—
Interest expense	—	—	—
Other expense, net	—	—	—
Loss before income taxes	(6)	(10)	(13)
Provision (benefit) for income taxes	(1)	—	—
Net loss	(5)%	(10)%	(13)%
Comparison of the Years Ended December 31, 2014, 2013 and 2012
Net Revenue

	Years Ended December 31,			% Change
	2014	2013	2012	2014	2013
	(dollars in thousands)
Cable	$86,172	$81,284	$61,725	6%	32%
% of net revenue	65%	68%	63%
Terrestrial	$46,940	$38,362	$36,003	22%	7%
% of net revenue	35%	32%	37%
Total net revenue	$133,112	$119,646	$97,728	11%	22%
The increase in net revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to an increase in revenue from cable and terrestrial products of $4.9 million and $8.6 million, respectively. Growth in terrestrial applications for the year ended December 31, 2014 was primarily driven by growth in terrestrial set-top box applications and, to a lesser extent, growth in hybrid TV and satellite applications. Cable product growth of $4.9 million for the year ended December 31, 2014 was driven by DOCSIS 3.0 data applications and, to a lesser extent, DTA applications, which offset declines in media server and other video applications.
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

Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2014	2013	2012	2014	2013
	(dollars in thousands)
Cost of net revenue	$51,154	$46,683	$37,082	10%	26%
% of net revenue	38%	39%	38%
Gross profit	$81,958	$72,963	$60,646	12%	20%
% of net revenue	62%	61%	62%
The increase in the gross profit percentage for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to the absence of production mask impairments of $1.1 million in the year ended December 31, 2014, which was offset by an increase in sales of lower margin products, as well as declines in average selling prices of certain key products across both cable and terrestrial applications declining at a quicker rate than declines in their average manufacturing costs.
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
Research and Development

	Years Ended December 31,			% Change
	2014	2013	2012	2014	2013
	(dollars in thousands)
Research and development	$56,625	$53,132	$46,458	7%	14%
% of net revenue	42%	44%	47%

The increase in research and development expense for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a $4.4 million increase in headcount-related items (including stock-based compensation) and combined increases in design tools and occupancy expenses of $1.5 million, offset by a decrease in performance based compensation of $1.4 million and prototype expenses of $1.0 million. In 2014, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due to increased project related design tools usage and several facilities relocation and facilities expansions in Bangalore, India and Carlsbad, California.
The increase in research and development expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a $6.5 million increase in headcount-related items (including stock-based compensation). In 2013 and 2012, headcount-related items (including stock-based compensation) increased due to increases in our average full-time-equivalent headcount compared to prior year, expenses related to our employee bonus plan and an increase in employee healthcare costs.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Years Ended December 31,			% Change
	2014	2013	2012	2014	2013
	(dollars in thousands)
Selling, general and administrative	$34,191	$32,181	$27,254	6%	18%
% of net revenue	26%	27%	28%

The increase in selling, general and administrative expense for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily attributable to a $1.9 million increase in headcount-related items (including stock-based compensation) and combined increases in professional, consulting and outside services, travel-related, and occupancy expenses of $2.0 million, offset by a decrease in performance based compensation of $0.3 million and non-recurring legal expenses of $1.6 million. In 2014, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due to our acquisition of Physpeed and several facilities relocation and facilities expansions in Bangalore, India and Carlsbad, California. Non-recurring legal fees decreased due to the completion of our litigation with Silicon Laboratories in the prior year.
The increase in selling, general and administrative expense for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily attributable to increases in headcount-related items (including stock-based compensation) and incremental legal expense related to our completed litigation with Silicon Laboratories. Headcount-related items (including stock-based compensation) increased $3.0 million. These increases are primarily due to increases in our average full-time-equivalent headcount compared to the prior year and increases in employee healthcare costs. Non-recurring legal expenses (including the $1.25 million one-time payment related to the settlement agreement) increased $2.2 million for the year ended December 31, 2013.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets, as we continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Years Ended December 31,
	2014	2013	2012
Interest income	$236	$222	$282
Interest expense	(15)	(4)	(53)
Other expense, net	(108)	(199)	(74)
Interest income increased in 2014 compared to 2013 due to higher cash equivalent and investment balances. Interest income decreased in 2013 compared to 2012 due to lower yields on cash equivalent and investment balances. Interest expense decreased in 2013 compared to 2012 due to a reduction in our capital leases which were completed in 2013. Other expense, net in 2014, 2013 and 2012 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes	$(1,704)	$402	$341
The benefit for income taxes for the year ended December 31, 2014 was $(1.7) million or approximately 19.5% of pre-tax loss compared to the provision for income taxes of $0.4 million or approximately (3.3)% of pre-tax loss for the year ended December 31, 2013. The benefit for income taxes for the year ended December 31, 2014 primarily relates to a valuation allowance release resulting in a tax benefit of $2.3 million due to the purchase accounting adjustment for the net deferred tax liability acquired from Physpeed and income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.
The provision for income taxes for the year ended December 31, 2013 was $0.4 million or approximately (3.3)% of pre-tax loss compared to $0.3 million or approximately (2.6)% of pre-tax loss for the year ended December 31, 2012. The provision for income taxes for the year ended December 31, 2013 and 2012 primarily relates to income tax in foreign jurisdictions.
Liquidity and Capital Resources
As of December 31, 2014, we had cash and cash equivalents of $20.7 million, short- and long-term investments of $58.7 million, and net accounts receivable of $18.5 million.
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
Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	Years Ended December 31,
	2014	2013
	(in thousands)
Working capital	$67,668	$56,558
Cash and cash equivalents	20,696	26,450
Short-term investments	48,399	35,494
Long-term investments	10,256	24,410
Total cash and cash equivalents and investments	$79,351	$86,354
Stock Repurchase
In the year ended December 31, 2012, the Company’s board of directors and the audit committee of the Company’s board of directors approved the repurchase and retirement of 1.2 million shares of the Company’s Class A common stock and the repurchase and retirement of 1.0 million shares of the Company’s Class B common stock. The Company effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of the Company’s Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million. There were no stock repurchases in the year ended December 31, 2014 and 2013.
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
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$12,234	$12,890	$7,544
Net cash used in investing activities	(17,466)	(9,537)	(4,191)
Net cash provided by (used in) by financing activities	(506)	1,270	(9,577)
Effect of exchange rates on cash and cash equivalents	(16)	17	8
Net increase (decrease) in cash and cash equivalents	$(5,754)	$4,640	$(6,216)
Cash Flows from Operating Activities
Net cash provided by operating activities in 2014 was $12.2 million. Net cash provided by operating activities primarily consisted of $0.7 million in changes in operating assets and liabilities and $18.6 million in non-cash operating expenses, partially offset by a net loss of $7.0 million. Non-cash items included in net loss for the year ended December 31, 2014 included depreciation and amortization expense of $5.1 million, amortization of net investment premiums of $0.7 million, stock-based compensation of $15.0 million, and impairment of long-lived assets of $0.03 million.
Net cash provided by operating activities in 2013 was $12.9 million. Net cash provided by operating activities primarily consisted of $6.9 million in changes in operating assets and liabilities and $18.7 million in non-cash operating expenses, partially offset by a net loss of $12.7 million. Non-cash items included in net loss for the year ended December 31, 2013 included depreciation and amortization expense of $3.7 million, amortization of net investment premiums of $1.0 million, stock-based compensation of $13.0 million, and impairment of long-lived assets of $1.2 million.
Net cash provided by operating activities in 2012 was $7.5 million. Net cash provided by operating activities primarily consisted of $6.0 million in changes in operating assets and liabilities and $14.8 million in non-cash operating expenses, partially offset by a net loss of $13.3 million. Included in changes in operating assets and liabilities were incremental accruals related to legal expenses for our Silicon Laboratories, or Silicon Labs, litigation as well as a reduction in the accrual related to estimated fines and penalties related to a previously disclosed export compliance matter. Non-cash items included in net loss for the year ended December 31, 2012 included depreciation and amortization expense of $3.5 million amortization of net investment premiums of $1.1 million, stock-based compensation of $10.0 million and an impairment of long-lived assets of $0.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities in 2014 was $17.5 million. Net cash used in investing activities primarily consisted of $56.7 million in purchases of securities, $8.8 million in purchases of property and equipment and $9.1 million cash used in acquisition, offset by $57.2 million in maturities of securities.
Net cash used in investing activities in 2013 was $9.5 million. Net cash used in investing activities primarily consisted of $70.6 million in purchases of securities, $3.2 million in purchases of property and equipment and $1.0 million in purchases of intangibles, offset by $65.2 million in maturities of securities.
Net cash used in investing activities in 2012 was $4.2 million. Net cash used in investing activities primarily consisted of $89.2 million in maturities of securities, offset by $87.9 million in purchases of securities, $5.1 million in purchases of property and equipment and $0.4 million in purchases of intangibles.
Cash Flows from Financing Activities
Net cash used in financing activities in 2014 was $0.5 million. Net cash used in financing activities consisted primarily of proceeds from issuance of common stock of $3.3 million partially offset by $3.8 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.
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

We believe that our $20.7 million of cash and cash equivalents and $58.7 million in short- and long-term investments at December 31, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of December 31, 2014 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2014, we issued approximately 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. At December 31, 2014, an accrual of $3.1 million was recorded for bonus awards for employees for the 2014 performance period, which we intend to settle in shares of our Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. In particular, as disclosed under the caption “Risks Relating to the Proposed Acquisition of Entropic” on page 12, we may determine that we need to seek additional funding as our liquidity may be adversely affected as a result of the payment of the cash portion of the merger consideration. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
The proposed acquisition of Entropic may result in us entering into some form of debt facility to ensure appropriate levels of liquidity for operating the business.
Contractual Obligations, Commitments and Contingencies
The following table summarizes our outstanding contractual obligations as of December 31, 2014:

	Payments Due by Period
						2019 and
	Total	2015	2016	2017	2018	Thereafter
	(in thousands)
Operating lease obligations	$6,127	$1,679	$1,381	$1,348	$1,017	$702
Other obligations	4,158	3,250	908	—	—	—
Inventory purchase obligations	10,139	10,139	—	—	—	—
Total contractual obligations	$20,424	$15,068	$2,289	$1,348	$1,017	$702
Other obligations represent purchase commitments for software licensing agreements, information systems infrastructure and other commitments made in the ordinary course of business.
We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our unrecognized tax benefits of $10.8 million are not included in the table above.
Warranties and Indemnifications
In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity, and we have also entered into indemnification agreements with respect to all of our directors and certain controlling persons. As of December 31, 2014 and 2013, no expenses were incurred under such provisions. As of December 31, 2012, we incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any unconsolidated SPE transactions.

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
Interest Rate Risk
We had cash and cash equivalents of $20.7 million at December 31, 2014 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MaxLinear, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MaxLinear, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLinear, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and the financial statement schedule listed in the Index at Item 15(a)(2) of MaxLinear, Inc. and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Proposal Number 1 — Election of Class III Director By Class A Common Stock and Class B Common Stock”, “Proposal Number 2 — Election of Class III Director By Class B Common Stock” and “Executive Officers” in our Definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.
Code of Conduct
We have adopted a code of ethics and employee conduct that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” and “Code of Conduct.” When required by the rules of the New York Stock Exchange, or NYSE, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in the 2015 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2015 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership,” in our 2015 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2015 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 4 — Ratification of Appointment of Independent Registered Public Accounting Firm,” in our 2015 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2014, 2013 and 2012
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2014	$57	$—	$—	$57
2013	132	—	(75)	57
2012	—	132	—	132
Inventory reserves
2014	$533	$39	$(222)	$350
2013	152	533	(152)	533
2012	117	127	(92)	152
Valuation allowance for deferred tax assets
2014	$28,628	$3,106	$(2,335)	$29,399
2013	22,243	6,385	—	28,628
2012	16,029	6,214	—	22,243
3. Exhibits

Exhibit Number	Exhibit Title
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

+10.6	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on May 23, 2014 (File No. 001-34666)).
+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).
+10.8	2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).
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

+10.25
Separation Agreement, dated March 15, 2012, by and between the Registrant and Patrick E. McCready (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 15, 2012 (File No. 001-34666))

10.26
Lease Agreement, dated December 17, 2013, between Registrant and The Campus Carlsbad, LLC (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on February 7, 2014 (File No. 001-34666)).

+10.27
Separation Agreement and Release, dated December 15, 2014, by and between the Registrant and Brian J. Sprague (incorporated by reference to Exhibit 10.27 of the Registrant’s Current Report on Form 8-K filed on December 16, 2014 (File No. 001-34666))

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

MAXLINEAR, INC.

(Registrant)

	By:	/s/ KISHORE SEENDRIPU, PH.D
Kishore Seendripu, Ph.D
President and Chief Executive Officer
Date: February 23, 2015		(Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, PH.D	President and Chief Executive Officer	February 23, 2015
Kishore Seendripu, Ph.D	(Principal Executive Officer)

/s/ ADAM C. SPICE	Chief Financial Officer	February 23, 2015
Adam C. Spice	(Principal Financial Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 23, 2015
Thomas E. Pardun

/s/ STEVEN C. CRADDOCK	Director	February 23, 2015
Steven C. Craddock

/s/ CURTIS LING, PH.D	Director	February 23, 2015
Curtis Ling, Ph.D

/s/ ALBERT J. MOYER	Director	February 23, 2015
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 23, 2015
Donald E. Schrock

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MaxLinear, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2015

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$20,696	$26,450
Short-term investments, available-for-sale	48,399	35,494
Accounts receivable, net	18,523	20,058
Inventory	10,858	10,032
Prepaid expenses and other current assets	2,438	1,682
Total current assets	100,914	93,716
Property and equipment, net	12,441	5,511
Long-term investments, available-for-sale	10,256	24,410
Intangible assets	10,386	749
Goodwill	1,201	—
Other long-term assets	513	543
Total assets	$135,711	$124,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,509	$7,507
Deferred revenue and deferred profit	3,612	2,651
Accrued price protection liability	10,018	15,017
Accrued expenses and other current liabilities	5,548	4,285
Accrued compensation	6,559	7,698
Total current liabilities	33,246	37,158
Other long-term liabilities	3,363	1,097
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 30,927 and 27,002 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,984 and 8,338 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	177,912	158,360
Accumulated other comprehensive income (loss)	(25)	58
Accumulated deficit	(78,789)	(71,748)
Total stockholders’ equity	99,102	86,674
Total liabilities and stockholders’ equity	$135,711	$124,929
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$133,112	$119,646	$97,728
Cost of net revenue	51,154	46,683	37,082
Gross profit	81,958	72,963	60,646
Operating expenses:
Research and development	56,625	53,132	46,458
Selling, general and administrative	34,191	32,181	27,254
Total operating expenses	90,816	85,313	73,712
Loss from operations	(8,858)	(12,350)	(13,066)
Interest income	236	222	282
Interest expense	(15)	(4)	(53)
Other expense, net	(108)	(199)	(74)
Loss before income taxes	(8,745)	(12,331)	(12,911)
Provision (benefit) for income taxes	(1,704)	402	341
Net loss	$(7,041)	$(12,733)	$(13,252)
Net loss per share:
Basic	$(0.19)	$(0.37)	$(0.40)
Diluted	$(0.19)	$(0.37)	$(0.40)
Shares used to compute net loss per share:
Basic	36,472	34,012	33,198
Diluted	36,472	34,012	33,198
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(7,041)	$(12,733)	$(13,252)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0, $5 and $11 in 2014, 2013 and 2012	(60)	8	14
Foreign currency translation adjustments, net of tax of $0 in 2014, 2013 and 2012	(23)	15	7
Other comprehensive income (loss)	(83)	23	21
Total comprehensive loss	$(7,124)	$(12,710)	$(13,231)
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	19,107	$2	14,143	$1	$126,695	$14	$(33,687)	$93,025
Conversion of Class B common stock to Class A common stock	3,991	—	(3,991)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	740	—	521	—	617	—	—	617
Repurchases of common stock	(1,152)	—	(1,000)	—	—	—	(12,076)	(12,076)
Employee stock purchase plan	495	—	—	—	1,914	—	—	1,914
Stock-based compensation	—	—	—	—	9,984	—	—	9,984
Other comprehensive income	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(13,252)	(13,252)
Balance at December 31, 2012	23,181	2	9,673	1	139,210	35	(59,015)	80,233
Conversion of Class B common stock to Class A common stock	1,377	—	(1,377)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	1,940	1	42	—	3,726	—	—	3,727
Employee stock purchase plan	504	—	—	—	2,438	—	—	2,438
Stock-based compensation	—	—	—	—	12,986	—	—	12,986
Other comprehensive income	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(12,733)	(12,733)
Balance at December 31, 2013	27,002	3	8,338	1	158,360	58	(71,748)	86,674
Conversion of Class B common stock to Class A common stock	1,405	—	(1,405)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	2,043	—	51	—	1,486	—	—	1,486
Employee stock purchase plan	477	—	—	—	3,058	—	—	3,058
Stock-based compensation	—	—	—	—	15,008	—	—	15,008
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(7,041)	(7,041)
Balance at December 31, 2014	30,927	$3	6,984	$1	$177,912	$(25)	$(78,789)	$99,102
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net loss	$(7,041)	$(12,733)	$(13,252)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	5,107	3,715	3,531
Amortization of investment premiums, net	724	974	1,058
Stock-based compensation	15,008	12,986	9,984
Deferred income taxes	(2,281)	(166)	—
Gain on sale of available-for-sale securities	(3)	—	(2)
Impairment of long-lived assets	29	1,231	184
Changes in operating assets and liabilities:
Accounts receivable	1,982	(5,500)	(4,137)
Inventory	(757)	(141)	(1,809)
Prepaid and other assets	(752)	(308)	(129)
Accounts payable, accrued expenses and other current liabilities	83	(627)	3,981
Accrued compensation	3,911	5,587	4,910
Deferred revenue and deferred profit	961	362	(1,740)
Accrued price protection liability	(4,999)	7,137	5,024
Other long-term liabilities	262	373	(59)
Net cash provided by operating activities	12,234	12,890	7,544
Investing Activities
Purchases of property and equipment	(8,800)	(3,162)	(5,055)
Purchases of intangible assets	—	(955)	(390)
Cash used in acquisition	(9,136)	—	—
Purchases of available-for-sale securities	(56,702)	(70,620)	(87,897)
Maturities of available-for-sale securities	57,172	65,200	89,151
Net cash used in investing activities	(17,466)	(9,537)	(4,191)
Financing Activities
Payments on capital leases	—	(2)	(32)
Net proceeds from issuance of common stock	3,304	2,647	2,706
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,810)	(1,375)	(175)
Repurchases of common stock	—	—	(12,076)
Net cash provided by (used in) financing activities	(506)	1,270	(9,577)
Effect of exchange rate changes on cash and cash equivalents	(16)	17	8
Increase (decrease) in cash and cash equivalents	(5,754)	4,640	(6,216)
Cash and cash equivalents at beginning of year	26,450	21,810	28,026
Cash and cash equivalents at end of year	$20,696	$26,450	$21,810
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1	$1
Cash paid for income taxes	$187	$186	$40
Supplemental disclosures of non cash investing and financing information:
Issuance of accrued share-based bonus plan	$5,050	$4,836	$—
Accrued purchases of property and equipment	$849	$2	$52
Lease incentive for leasehold improvements	$2,008	$—	$—
See accompanying notes.

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communication and data center, metro, and long-haul transport network applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable and terrestrial and satellite set top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on each customer's credit worthiness, as determined by the Company’s review of current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2014 and 2013, the Company had recorded an allowance for doubtful accounts of $0.1 million.
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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, and technologies acquired or licensed from other companies. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful life. Technologies acquired or licensed from other companies are capitalized and amortized over the greater of the terms of the agreement, or estimated useful life, not to exceed three years. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at October 31 or more frequently if it believes indicators of impairment exist.
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews indefinite-lived intangible assets for impairment as of October 31, the date of its annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate.

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment in accordance with the Company's policy for long-lived assets.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through the Company’s distributors accounted for 28% and 29% of net revenue for the years ended December 31, 2014 and December 31, 2013, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2014, $0.1 million for warranty costs was recorded based on the Company’s analysis. At December 2013, no accrual for warranty costs was recorded based on the Company’s analysis.
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

•
The vast majority of the Company’s integrated circuits all use the same standard CMOS manufacturing processes and provide the same fundamental functionality in the electronics platforms in which they reside;

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
Customers greater than 10% of net revenue for each of the periods are as follows:

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2014	2013	2012
Percentage of total net revenue
Arris[1]	31%	28%	28%
Pace	*	*	10%

* Represents less than 10% of the net revenue for the respective period.
1Includes sales to Motorola Home, which was acquired by Arris in April 2013, for all periods presented.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods are as follows:

	Years Ended December 31,
	2014	2013	2012
Percentage of total net revenue
China	71%	68%	58%
Taiwan	*	*	12%
Japan	*	*	14%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	December 31,
	2014	2013
Percentage of gross accounts receivable:
Pegatron Corporation[1]	41%	38%
Sernet Technologies Corporation	11%	*
Kinpo International Limited	*	19%
Moly Tech Limited	*	14%

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

In November 2014, the FASB issued new accounting guidance related to business combinations. The new standard provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period.  If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with the guidance related to accounting changes and error corrections. This guidance is effective for the Company as of November 18, 2014.  The adoption of this standard did not significantly impact the Company's financial statements.
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

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(7,041)	$(12,733)	$(13,252)
Denominator:
Weighted average common shares outstanding—basic	36,472	34,012	33,198
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	36,472	34,012	33,198
Net loss per share:
Basic	$(0.19)	$(0.37)	$(0.40)
Diluted	$(0.19)	$(0.37)	$(0.40)
The Company excluded 3.1 million, 3.5 million and 4.4 million common stock equivalents for the years ended 2014, 2013 and 2012, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Business Combination
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd. (“Physpeed”), a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. $1.1 million of the consideration payable to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement. The escrow release date is twelve months following the closing date of October 31, 2014. In addition, the definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the owners of Physpeed which will be paid over a two year period contingent upon continued employment and potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The Company had also entered into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or shares of MaxLinear Class A common stock based on the achievement of certain 2015 and 2016 revenue milestones.
As a result of the acquisition, the Company expects to reduce costs through economies of scale. The acquisition of Physpeed significantly accelerates the Company's total addressable market expansion efforts into infrastructure for data center, as well as metro and long-haul telecommunications operators. Physpeed’s expertise in high-speed analog design, combined with the Company's proven low-power digital CMOS mixed signal-integration and DSP capabilities, is expected to bring to market solutions that will uniquely enable the data traffic growth generated from smartphones and tablets, and over-the-top, or OTT, streaming video, in addition to cloud computing and data analytics in hyper-scale data centers. The goodwill of $1.2 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Physpeed. None of the goodwill recognized is expected to be deductible for income tax purposes.
In accordance with accounting principles generally accepted in the United States, the Company accounted for the merger using the acquisition method of accounting for business combinations. Under this method of accounting, the Company recorded the acquisition based on the fair value of the consideration given and the cash consideration paid in the merger at the time of the merger. The Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of the completion of the merger. Any excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill.
The following table summarizes the consideration paid for Physpeed and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date at October 31, 2014:
The composition of financial instruments is as follows:
Consideration:

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Cash	$9,250
Fair value of total consideration transferred	$9,250
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The Company completed the purchase price allocation for its acquisition of Physpeed as of December 31, 2014.

Financial assets	$114
Accounts receivable	447
Prepaid expenses	28
Inventory	69
Fixed assets	56
Identifiable intangible assets	10,000
Financial liabilities	(65)
Liability arising from potential earn-out consideration	(265)
Net deferred tax liability	(2,335)
Total identifiable net assets	8,049
Goodwill	1,201
$9,250
Acquisition-related costs of $0.3 million were included in selling, general, and administrative expenses in the Company's statement of operations for the year ended December 31, 2014.
The fair value of the acquired identifiable intangible assets of $10.0 million consists of developed technology of $2.7 million and IPR&D of $7.3 million. Both the developed technology and IPR&D are related to optical interconnect interface physical layers products and their estimated useful lives have been assessed to be seven years. Developed technology will be amortized immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset. The fair value of the developed technology and IPR&D was determined using the multi-period excess earnings method (“MPEEM”). The MPEEM is an income approach to fair value measurement attributable to specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to their net present value. Significant factors considered in the calculation were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates.
Compensation Arrangements
In connection with the acquisition of Physpeed, the Company has agreed to pay additional consideration in future periods. There was a holdback of the merger proceeds whereby the owners of Physpeed will be paid a quarterly amount of $0.2 million beginning on January 31, 2015 and ending on October 31, 2016 for a total of $1.7 million. Certain employees of Physpeed will be paid a total of $0.1 million of which $0.07 million will be paid in 2015 and $0.05 million will be paid in 2016. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period. The Company also agreed to a working capital adjustment of $0.04 million that was settled by December 31, 2014.
Earn-Out
The contingent earn-out consideration has an estimated fair value of $0.3 million at the date of acquisition. The earn-out is payable up to $0.75 million to the former shareholders of Physpeed. The 2015 earn-out is based on $0.375 million multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2016 earn-out is based on $0.375 million multiplied

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

by the 2016 revenue percentage as defined in the definitive merger agreement. Subsequent changes to the fair value will be recorded through earnings. There was no change in the fair value of the earn-out between October 31, 2014 and December 31, 2014.
RSU Awards
The Company will grant restricted stock units (“RSUs”) under its equity incentive plan to Physpeed continuing employees if certain 2015 and 2016 revenue targets are met contingent upon continued employment. The total maximum amounts of these RSUs are $3.25 million. These participants will be eligible to receive $1.625 million of the RSUs in 2015 and $1.625 million in 2016.
The RSUs granted in 2015 will be based on the calculation of the 2015 maximum revenue RSU amount multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2015 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2015 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is third trading date prior to the 2015 determination date (no later than ten business days after filing the Form 10-K for the 2015 fiscal year)). Qualifying revenues are the net revenues recognized in the 2015 fiscal year directly attributable sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The RSUs granted in 2016 will be based on the calculation of the 2016 maximum revenue RSU amount multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. The 2016 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2016 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is third trading date prior to the 2016 determination date (no later than ten business days after filing the Form 10-K for the 2016 fiscal year)). Qualifying revenues are the net revenues recognized in the 2016 fiscal year directly attributable sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The Company will record compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company will record compensation expense for the 2016 RSUs over a 26 month service period from October 31, 2014 through December 31, 2016. The Company recorded $0.3 million of compensation expense for the 2015 and 2016 RSUs for the year ended December 31, 2014.
4. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$1,858	$—	$—	$1,858
Government debt securities	27,154	5	(8)	27,151
Corporate debt securities	31,543	3	(42)	31,504
	60,555	8	(50)	60,513
Less amounts included in cash and cash equivalents	(1,858)	—	—	(1,858)
	$58,697	$8	$(50)	$58,655

Fair Value at December 31, 2014
Liabilities
Contingent Consideration	$265
Total	$265

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
As of December 31, 2014, the Company held 23 corporate and government debt securities with an aggregate fair value of $35.8 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.1 million at December 31, 2014 represent temporary impairments on corporate and government debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company has determined that the gross unrealized losses on these securities at December 31, 2014 are temporary in nature. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of December 31, 2014.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of December 31, 2014 and 2013, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2014 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.54% to 0.33%. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value. The Company held no Level 3 financial instruments as of December 31, 2013.

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,858	$1,858	$—	$—
Government debt securities	27,151	—	27,151	—
Corporate debt securities	31,504	—	31,504	—
	$60,513	$1,858	$58,655	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$406	$406	$—	$—
Government debt securities	26,537	—	26,537	—
Corporate debt securities	33,368	—	33,368	—
	$60,311	$406	$59,905	$—
There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 31, 2014.
5. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	December 31,
	2014	2013
Cash and cash equivalents	$20,696	$26,450
Short-term investments	48,399	35,494
Long-term investments	10,256	24,410
	$79,351	$86,354
Inventory consists of the following:

	December 31,
	2014	2013
Work-in-process	$4,169	$4,384
Finished goods	6,689	5,648
	$10,858	$10,032

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

		December 31,
	Useful Life (in Years)	2014	2013
Furniture and fixtures	5	$735	$346
Machinery and equipment	3 -5	12,695	9,488
Masks and production equipment (1)	2	8,672	4,764
Software	3	905	743
Leasehold improvements (2)	4 -5	4,451	924
Construction in progress	N/A	276	82
		27,734	16,347
Less accumulated depreciation and amortization		(15,293)	(10,836)
		$12,441	$5,511
(1) In the year ended December 31, 2013, the Company recorded an impairment charge of $1.1 million, reflected in cost of net revenue, related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.
(2) The Company has capitalized leasehold improvements and recognized a corresponding lease incentive obligation of $2.0 million related to the corporate headquarters in Carlsbad, California. The lease incentive obligation is being amortized over the remaining lease term as an offset to rent expense. Normal leasehold improvements related to the facility are recorded in leasehold improvements in the table above.
On October 31, 2014, the Company acquired Physpeed and recognized $1.2 million of goodwill in connection with the acquisition.
Intangible assets consist of the following:

	Weighted Average Amortization	December 31,
	Period (in Years)	2014	2013
Licensed technology	3	$2,821	$2,821
Developed technology	7	2,700	—
Less accumulated amortization		(2,435)	(2,072)
		3,086	749
In-process research and development		7,300	—
		$10,386	$749

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at December 31, 2014:

Amortization
2015	$589
2016	382
2017	270
2018	270
2019	270
Thereafter	1,305
Total	$3,086
Deferred revenue and deferred profit consist of the following:

	December 31,
	2014	2013
Deferred revenue—rebates	$21	$110
Deferred revenue—distributor transactions	5,585	3,922
Deferred cost of net revenue—distributor transactions	(1,994)	(1,381)
	$3,612	$2,651
Accrued price protection liability consists of the following activity:

	Years Ended December
	2014	2013
Beginning balance	$15,017	$7,880
Charged as a reduction of revenue	22,466	22,388
Reversal of unclaimed rebates	(413)	(50)
Payments	(27,052)	(15,201)
Ending Balance	$10,018	$15,017
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	422	390
Accrued litigation costs	560	—
Other	1,566	895
	$5,548	$4,285

6. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
During May 2009, the Company entered into two lease agreements for office facilities in Carlsbad, CA. One lease commenced on June 1, 2009 and expired on January 22, 2014. The second lease commenced on September 1, 2009 and expired

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

on March 31, 2014. The terms of these leases provide for rental payments on a monthly basis with periodic rent escalations over the term of the lease. During December 2013, the Company entered into a lease for approximately 45,000 square feet of office space in Carlsbad, California. The lease is subject to rent increases and has a term of five years, six months, commencing on May 21, 2014, with an option to extend the lease for an additional five years. The Company was granted a tenant incentive of $2.0 million which was capitalized as leasehold improvements with a corresponding lease incentive obligation. The Company is recognizing rent expense, net of the tenant incentives, on a straight-line basis over a lease term of six years. Leasehold improvements are being depreciated on a straight-line basis over the estimated useful life of five years. The Company relocated its current operations in Carlsbad, California to the new facility in the second quarter of 2014. During January 2010, the Company entered into a five-year noncancelable operating lease agreement for a research and development facility in Irvine, CA. The lease is subject to rent holidays and rent increases and commenced in April 2010 with an option to extend the lease for an additional five years. During February and August 2011 and October 2012, the Company entered into amendments to its existing operating lease agreement for a research and development facility in Irvine, CA. The amended operating lease calls for an expansion in the amount of space occupied and an extension to May 2016. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. In addition, incentives were granted, including discounted rental payments and inducements. As such, these allowances have been recorded as deferred rent and these items are being recognized as reductions to rental expense on a straight-line basis over the term of the lease.
At December 31, 2014, future minimum annual payments under the non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2015	$1,679	$3,250	$10,139
2016	1,381	908	—
2017	1,348	—	—
2018	1,017	—	—
2019	702	—	—
Total minimum annual payments	$6,127	$4,158	$10,139
Total rent expense for 2014, 2013 and 2012, was $1.7 million, $1.4 million and $1.2 million, respectively.
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

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Notwithstanding the completion of the ITC trial and post-trial briefing, the Company's overall litigation with CrestaTech is still in the early stages, and it has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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
Warranties and Indemnifications
In connection with the sale of products in the ordinary course of business, the Company often makes representations affirming, among other things, that its products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, the Company’s certificate of incorporation and bylaws require the Company to indemnify its officers and directors against any action that may arise out of their services in that capacity, and the Company has also entered into indemnification agreements with respect to all of its directors and certain controlling persons. As of December 31, 2014 and 2013, no expenses were incurred under such provisions. As of December 31, 2012, the Company incurred expenses of $0.3 million under such provisions related to a previously disclosed export compliance matter.
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
7. Stock-Based Compensation and Employee Benefit Plans
Common Stock
At December 31, 2014, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
Stock Repurchase
In the year ended December 31, 2012, the Company’s board of directors and the audit committee of the Company’s board of directors approved the repurchase and retirement of 1.2 million shares of the Company’s Class A common stock and the repurchase and retirement of 1.0 million shares of the Company’s Class B common stock. The Company effected the repurchases pursuant to a stock repurchase agreement. The per share repurchase price for both Class A and Class B shares repurchased was the closing price of the Company’s Class A common stock in trading on the New York Stock Exchange on the date of the agreement. The aggregate repurchase price was $12.1 million. There were no stock repurchases in the year ended December 31, 2014 and 2013.

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
Employee Benefit Plans
At December 31, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
Equity Incentive Bonus Plan

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
At December 31, 2014, an accrual of $3.1 million was recorded for bonus awards for employees for the 2014 performance period, which the Company intends to settle in shares of its Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
Stock-based compensation expense is classified in the consolidated statements of operations based on the department to which the related employee reports. The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2014	2013	2012
Cost of net revenue	$131	$108	$85
Research and development	9,686	8,258	6,382
Selling, general and administrative	5,191	4,620	3,517
	$15,008	$12,986	$9,984
The total unrecognized compensation cost related to unvested stock options as of December 31, 2014 was $3.1 million, and the weighted average period over which these equity awards are expected to vest is 2.14 years. The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of December 31, 2014 was $18.1 million, and the weighted average period over which these equity awards are expected to vest is 2.21 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $0.1 million, $0.2 million and $0.8 million for 2014, 2013 and 2012, respectively.
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
The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Stock Options

	Years Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per share	$4.03	$3.24	$2.37
Risk-free interest rate	1.70%	0.71%	0.88%
Dividend yield	—	—	—
Expected life (years)	4.56	4.75	4.84
Volatility	51.00%	56.00%	56.00%
Employee Stock Purchase Rights

	Years Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per share	$ 2.03 - $2.47	$ 1.85 - $2.09	$ 1.28 - $1.42
Risk-free interest rate	0.05 - 0.07%	0.09 - 0.10%	0.14 - 0.15%
Dividend yield	—	—	—
Expected life (years)	0.50	0.50	0.50
Volatility	47.75 - 46.82%	39.24 - 41.58%	46.60 - 55.74%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available as well as the historical volatility of the Company. Effective for the year ended December 31, 2014, the Company is no longer incorporating the historical volatility of comparable companies in determining estimated volatility.
A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,704	$5.23
Granted	419	9.23
Exercised	(96)	2.76
Canceled	(64)	6.64
Outstanding at December 31, 2014	3,963	$5.69	4.59	$8,315
Vested and expected to vest at December 31, 2014	3,930	$5.68	4.59	$8,286
Exercisable at December 31, 2014	2,567	$5.10	4.21	$6,718
The intrinsic value of stock options exercised during 2014, 2013 and 2012 was $0.6 million, $0.3 million and $2.1 million, respectively.
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
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2013	4,484	$6.40
Granted	1,786	8.85
Vested	(2,467)	7.30
Canceled	(291)	6.57
Outstanding at December 31, 2014	3,512	$7.00
The intrinsic value of restricted stock units and restricted stock awards vested during 2014, 2013 and 2012 was $21.9 million, $14.9 million, and $3.2 million, respectively. The intrinsic value of restricted stock units and restricted stock awards outstanding at December 31, 2014 was $26.0 million.
Shares Reserved for Future Issuance
Common stock reserved for future issuance is as follows:

December 31, 2014
Stock options outstanding	3,963
Restricted stock units and restricted stock awards outstanding	3,512
Authorized for future grants under 2010 Equity Incentive Plan	5,090
Authorized for future issuance under 2010 Employee Stock Purchase Plan	511
Total	13,076

8. Income Taxes
The domestic and international components of loss before provision (benefit) from income taxes are presented as follows:

	Years Ended December 31,
	2014	2013	2012
Domestic	$(9,631)	$(12,770)	$(11,918)
Foreign	886	439	(993)
Loss before income taxes	$(8,745)	$(12,331)	$(12,911)

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	1	—	—
Foreign	577	574	351
Total current	578	574	351
Deferred:
Federal	(3,341)	(5,217)	(4,162)
State	253	(1,174)	(2,062)
Foreign	54	(166)	—
Valuation allowance release due to acquisition	(2,335)	—	—
Change in valuation allowance	3,087	6,385	6,214
Total deferred	(2,282)	(172)	(10)
Total income tax provision (benefit)	$(1,704)	$402	$341
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2014	2013	2012
Benefit at statutory rate	$(2,973)	$(4,191)	$(4,390)
State income taxes (net of federal benefit)	(391)	1	(1,247)
Research and development credits	(66)	(3,630)	(858)
Foreign rate differential	(31)	(80)	445
Stock compensation	609	460	278
Foreign deemed dividend	—	835	—
Estimated export compliance fines and penalties	—	—	(255)
Uncertain tax positions	304	266	199
Permanent and other	92	356	(45)
Valuation allowance release due to acquisition	(2,335)	—	—
Valuation allowance	3,087	6,385	6,214
Total provision (benefit) for income taxes	$(1,704)	$402	$341

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$9,924	$8,545
Research and development credits	12,783	12,718
Accrued expenses and other	1,044	476
Accrued compensation	994	1,686
Stock-based compensation	4,516	2,732
Depreciation and amortization	250	2,637
	29,511	28,794
Less valuation allowance	(29,399)	(28,628)
Net deferred tax assets	$112	$166
At December 31, 2014, the Company had federal and state tax net operating loss carryforwards of approximately $36.2 million and $31.0 million, respectively. Included in the federal loss carryover is approximately $3.9 million of net operating loss carryover acquired in the Physpeed acquisition. These amounts include share-based compensation for federal and state of $11.7 million and $3.8 million, that will be recorded to contributed capital when realized. The federal and state tax loss carryforwards will begin to expire in 2026 and 2018, respectively, unless previously utilized.
At December 31, 2014, the Company had federal and state tax credit carryforwards of approximately $10.4 million and $11.0 million, respectively. The federal tax credit carryforward will begin to expire in 2024, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $0.2 million that can be carried forward indefinitely.
Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.
A future change of ownership may cause a limitation on the utilization of net operating loss or credit carryforwards.
The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses and management’s expectations of additional near-term losses, the Company recorded a valuation allowance on its net federal deferred tax assets, with a corresponding charge to its income tax provision of approximately $6.7 million during 2011. During 2014, 2013 and 2012, the Company maintained a valuation allowance against all of its federal and state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. The change in valuation allowance during 2014 related to operations was $3.1 million. Additionally, the Company completed the acquisition of Physpeed in the fourth quarter. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $2.3 million due to the purchase accounting adjustment for the net deferred tax liability acquired, which can be used as a future source of income to offset the existing deferred tax assets. The acquired deferred tax liability will reverse within the net operating loss carryover period.
At December 31, 2014, the Company’s unrecognized tax benefits totaled $10.8 million, $8.9 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2014, the Company had accrued approximately $0.1 million of interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months.

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table summarizes the changes to the unrecognized tax benefits during 2014, 2013 and 2012:

Balance as of December 31, 2011	$3,020
Additions based on tax positions related to the current year	725
Additions based on tax positions of prior year	132
Decreases based on tax positions of prior year	(127)
Balance as of December 31, 2012	3,750
Additions based on tax positions related to the current year	1,689
Additions based on tax positions of prior years	23
Balance as of December 31, 2013	5,462
Additions based on tax positions related to the current year	3,158
Additions based on tax positions of prior years	2,188
Balance as of December 31, 2014	$10,808
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2014, the Company is no longer subject to federal, state or foreign income tax examinations for the years before 2011, 2010, and 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.
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
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. The Act included several provisions related to corporate income tax including the reinstatement of the credit for qualified research and development. The credit was reinstated for years beginning after January 1, 2012. On December 19, 2014, the Tax Increase Prevention Act was enacted. The Act included several business tax provisions including the extension of the credit for qualified research and development through 2014.
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
10. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2014. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$32,501	$35,592	$32,541	$32,478
Gross profit	$20,053	$22,246	$19,909	$19,750
Net income (loss)	$(862)	$(612)	$(3,205)	$(2,362)
Net income (loss) per share:
Basic	$(0.02)	$(0.02)	$(0.09)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.09)	$(0.06)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net revenue	$26,534	$29,773	$31,765	$31,574
Gross profit	$16,712	$17,296	$19,831	$19,124
Net income (loss)	$(2,300)	$ (2,904)[1]	$ (4,882)[2]	$(2,647)
Net income (loss) per share:
Basic	$(0.07)	$(0.09)	$(0.14)	$(0.08)
Diluted	$(0.07)	$(0.09)	$(0.14)	$(0.08)

[1]	Includes an impairment charge of $1.1 million related to the remaining net book value of production masks that were previously capitalized, but for which future use is no longer expected.
[2]	Includes a one-time payment of $1.25 million to Silicon Labs in connection with the settlement agreement.
11. Subsequent Events
Acquisition of Entropic Communications, Inc.
On February 3, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Entropic Communications, Inc., a Delaware corporation (“Entropic”), Excalibur Acquisition Corporation, a Delaware corporation (“Excalibur”), and Excalibur Subsidiary, LLC, a Delaware limited liability corporation (“ESLLC”). Pursuant to the Merger Agreement, Excalibur will merge with and into Entropic with Entropic continuing as the surviving corporation and as the Company's wholly-owned subsidiary. As soon as practicable after such merger, the surviving corporation in the first merger will merge with and into ESLLC with ESLLC continuing as the surviving company and as the Company's wholly-owned subsidiary. Under the terms of the Merger Agreement, at the effective time of the merger (as defined in the Merger Agreement), each outstanding share of Entropic common stock will be converted into the right to receive 0.2200 of a share of the Company's Class A common stock, $0.001 par value, and $1.20 in cash, without interest. The merger transactions are subject to the separate approvals of the stockholders of the Company and Entropic, regulatory approvals, and other customary closing conditions.
Entropic Communications Merger Litigation
The Delaware Actions
Beginning on February 9, 2015, a number of stockholder class action complaints were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of Entropic Communications, Inc. (“Entropic”) stockholders and naming as defendants Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC.  Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (Del. Ch. filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., et al., C.A. No. 10632-VCP (Del. Ch. filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (Del. Ch. filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et

MAXLINEAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

al., C.A. No. 10644-VCP (Del. Ch. filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (Del. Ch. filed Feb. 12, 2015); Saggar v. Padval, et al., C.A. No. 10661-VCP (Del. Ch. filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (Del. Ch. filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (Del. Ch. filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (Del. Ch. filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (Del. Ch. filed Feb. 18, 2015).  The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement.  The complaints further allege that Entropic, MaxLinear, and/or the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties.  The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order declaring the merger agreement unlawful and unenforceable; in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the class, imposition of a constructive trust; damages; and/or attorneys’ fees and costs.
    The California Actions
Beginning on February 10, 2015, two stockholder class action complaints were filed in the Superior Court of the State of California County of San Diego on behalf of a putative class of Entropic stockholders and naming as defendants Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC.  Krasinski v. Entropic Communications, Inc., et al., Case No. 37-2015-00004613-CU-SL-CTL (Cal. Super. Ct. San Diego Cnty. filed Feb. 9, 2015); and Khoury v. Entropic Communications, Inc., et al., Case No. 37-2015-00004737-CU-SL-CTL (Cal. Super. Ct. San Diego Cnty. filed Feb. 11, 2015).  The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement.  The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties.  The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, or granting the class rescissory damages, damages, and attorneys’ fees and costs.