Form 10-K/A
period 2014-12-31
MAXLINEAR INC
filed 2015-03-12
CIK 1288469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MaxLinear, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on February 23, 2015, for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III and filing our bylaws, as amended by the amendment filed with the Securities and Exchange Commission on February 4, 2015. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the Securities and Exchange Commission, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending Item 15 of Part IV solely to reflect the inclusion of those certifications and our bylaws, as amended by the amendment filed with the Securities and Exchange Commission on February 4, 2015. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in our Annual Report on Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of our Annual Report on Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K and with our filings with the Securities and Exchange Commission subsequent to the filing of our Annual Report on Form 10-K. No other information included in our Annual Report on Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

-i-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our executive officers and directors, their ages, their positions with us, and other biographical information as of February 20, 2015 are set forth below.

Name	Age	Position
Kishore Seendripu, Ph.D.(1)	45	Chairman, President, and Chief Executive Officer
Thomas E. Pardun(2)(3)	71	Lead Director
Curtis Ling, Ph.D.(1)	49	Chief Technical Officer and Director
Steven C. Craddock(2)(3)(4)	66	Director
Albert J. Moyer(2)(4)	71	Director
Donald E. Schrock(3)(4)	69	Director
Adam C. Spice	46	Chief Financial Officer
Michael J. LaChance	54	Vice President of Operations
Madhukar Reddy, Ph.D.	45	Vice President of Central Engineering
William G. Torgerson	47	Vice President of Global Sales
Brendan Walsh	43	Vice President of Product Line Marketing

(1)	Class B common stock director.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating and Governance Committee.

Kishore Seendripu, Ph.D. is a co-founder and has served as our Chairman, President and Chief Executive Officer since our inception in September 2003. Dr. Seendripu also serves as a director representing our Class B common stock. From July 1998 to July 2002, Dr. Seendripu served in senior engineering roles, most recently as the director of RF & Mixed-Signal IC Design at Silicon Wave, Inc., a designer and developer of radio frequency systems-on-chip for use in wireless and broadband communication systems and products. From December 1997 to July 1998, Dr. Seendripu served as a member of the technical staff at Broadcom Corporation, a manufacturer of networking and communications integrated circuits for data, voice and video applications. From 1996 to December 1997, Dr. Seendripu served as a radio frequency integrated circuit, or RFIC, design engineer at Rockwell Semiconductor Systems, a provider of semiconductor system solutions for personal communications electronics. From 1990 to 1992, Dr. Seendripu served as a research assistant at the Lawrence Berkeley National Laboratories. Dr. Seendripu received an M.S. in Materials Sciences Engineering and a Ph.D. in Electrical Engineering from the University of California at Berkeley, a B. Tech degree from the Indian Institute of Technology, Bombay, India, and an M.B.A. from the Wharton School, University of Pennsylvania.

We believe Dr. Seendripu’s more than seventeen years of technical and management experience in the semiconductor industry bring valuable industry knowledge and practical experience to our board and qualify him to serve as one of our directors.

Thomas E. Pardun has served as a member of our board of directors since July 2009. Since April 2007, Mr. Pardun has served as non-executive chairman of the board of directors of Western Digital Corporation. Mr. Pardun has served as a director of Western Digital Corporation since January 1993, and from January 2000 to November 2001, he served as chairman of its board of directors. From May 1996 to July 2000, Mr. Pardun served as president of MediaOne International, Asia-Pacific (formerly US West Asia-Pacific), and an owner/operator of international properties in cable television, telephone services and wireless communications. From May 1993 to April 1996, Mr. Pardun served as president and chief executive officer of US West Multimedia Communications, Inc., a communications company, and from June 1988 to April 1993 held numerous other executive positions with US West, Inc. From June 1986 to May 1988, Mr. Pardun was president of the Central Group for Sprint, Inc. as well as president of Sprint’s West Division. From September 1984 to May 1986, he served as senior vice president of United Telecommunications, a predecessor company to Sprint. From June 1965 to August 1984, he held various positions at International Business Machines Corporation. In addition to Western Digital Corporation, Mr. Pardun serves on the boards of CalAmp Corp., a provider of wireless communications solutions; Finisar Corporation, a provider of optical communications components and subsystems; and Calix, Inc., a provider of broadband communications access systems and software. Mr. Pardun received a B.B.A. in Economics and Marketing from the University of Iowa and Management School Certificates from Harvard Business School, Stanford University, and The Tuck School of Business at Dartmouth College.

We believe Mr. Pardun’s experience serving for many years in executive positions for large communications and technology companies, his long history in the technology industry, and his experience serving as a director and non-executive chairman for other public companies bring valuable industry knowledge and practical experience to our board and qualify him to serve as one of our directors.

Curtis Ling, Ph.D. is a co-founder of MaxLinear and has served as our Chief Technical Officer since April 2006. Dr. Ling also serves as a director representing our Class B common stock. From March 2004 to July 2006, Dr. Ling served as our Chief Financial Officer, and from September 2003 to March 2004, as a co-founder, he consulted for us. From July 1999 to July 2003, Dr. Ling served as a principal engineer at Silicon Wave, Inc. From August 1993 to May 1999, Dr. Ling served as a professor at the Hong Kong University of Science and Technology. Dr. Ling received a B.S. in Electrical Engineering from the California Institute of Technology and an M.S. and Ph.D. in Electrical Engineering from the University of Michigan, Ann Arbor.

We believe Dr. Ling’s more than fifteen years of technical and operational experience in the semiconductor industry brings valuable industry knowledge and practical experience to our board and qualifies him to serve as one of our directors.

Steven C. Craddock has served as a member of our board of directors since March 2011. Since March 2012, Mr. Craddock has served as a director of SeaChange International, Inc., a multi-screen video software provider. Since July 2008, Mr. Craddock has also served as President of The Del Ray Group, LLC, a private consulting firm advising companies on strategic and technology developments in the cable television and telecommunications markets. Mr. Craddock retired in 2008 as Senior Vice President, Technology, for Comcast Corporation, a provider of entertainment, information, and communications products and services. From June 1994 until November 2006, he served as Senior Vice President, New Media Development for Comcast. Mr. Craddock was previously a Vice President at Bell Atlantic Corporation for many years serving in technical and operations roles prior to joining Comcast. From April 2002 until its acquisition by Zoran Corporation in December 2010, Mr. Craddock served as a director of Microtune, Inc., a provider of high-performance radio frequency tuners and transceivers. Mr. Craddock holds a professional director certification from the American College of Corporate Directors, a national public company director education and credentialing organization. Mr. Craddock is a licensed professional engineer and holds a Bachelor of Science in civil engineering and electrical engineering from Virginia Military Institute.

We believe that Mr. Craddock’s financial and business expertise, including a diversified background in the cable television and telecommunications industries, give him valuable qualifications and skills to serve as one of our directors.

Albert J. Moyer has served as a member of our board of directors since October 2009. Since 2000, Mr. Moyer has served as a private financial consultant. From March 1998 to February 2000, Mr. Moyer served as Executive Vice President and Chief Financial Officer of QAD Inc., a publicly held provider of enterprise resource planning software applications. He subsequently served as a consultant to QAD Inc., assisting in sales operations. From August 1995 to March 1998, Mr. Moyer served as Chief Financial Officer of Allergan Inc., a specialty pharmaceutical company. Previously, Mr. Moyer served as Chief Financial Officer of National Semiconductor Corporation, a semiconductor company. Mr. Moyer also served as Chief Financial Officer of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. Mr. Moyer serves as Chairman of the Board of CalAmp Corp., a provider of wireless communications solutions and as a director of Collectors Universe, Inc., a third-party grading and authentication service for high-value collectibles. Mr. Moyer previously served as a director of Virco Manufacturing Corporation, a manufacturer of educational furniture, from 2004 to 2013, and Redflex Holdings Group, a provider of traffic enforcement technologies, from 2012 to 2014. Mr. Moyer received his B.S. in finance from Duquesne University and graduated from the Advanced Management Program at the University of Texas, Austin. Mr. Moyer holds a professional director certification from the American College of Corporate Directors, a national public company director education and credentialing organization.

We believe Mr. Moyer’s many years of experience as chief financial officer for large public companies and his service on the board of directors of several other companies bring substantial financial, accounting, and operational knowledge to our board and qualify him to serve as one of our directors.

Donald E. Schrock has served as a member of our board of directors since October 2009. Mr. Schrock retired as Executive Vice President and President of Qualcomm Incorporated’s CDMA Technologies Group in 2003. Mr. Schrock joined Qualcomm in January 1996 as Corporate Vice President. Prior to joining Qualcomm, Mr. Schrock was Group Vice President and Division Manager with GM Hughes Electronics. Prior to working at Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuit Corporation. Mr. Schrock also held positions as Vice President/Division Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. Mr. Schrock has served on the board of directors of Integrated Devices Technology Inc., a designer and fabricator of semiconductor components, since September 2009. He previously served on the board of directors of the Fabless Semiconductor Association; RMI Corporation, a private fabless semiconductor company acquired by Netlogic Microsystems, Inc.; Patriot Scientific Corporation, a public intellectual property licensing company; and GlobalFoundries Inc., a private semiconductor wafer fabrication service provider. Mr. Schrock holds a BSEE with honors from the University of Illinois, has completed the coursework for an MSEE from Arizona State University, and has an Advanced Business Administration degree from the Arizona State University Center for Executive Development.

We believe Mr. Schrock’s business leadership, operational and financial experience as a result of his experience serving for several years in executive positions for large technology companies, his long history in the technology industry, and his experience serving as a director for other public companies brings valuable industry knowledge and practical experience to our board and qualify him to serve as one of our directors.

Adam C. Spice has served as our Chief Financial Officer since January 2011. From October 2009 to November 2010, Mr. Spice served as the Chief Financial Officer of Symwave Corporation, a private fabless semiconductor company acquired by Standard Microsystems Corporation. From 2000 through 2009, Mr. Spice worked in various senior financial management and operational roles at Broadcom Corporation, a fabless communications semiconductor company. During his tenure, he served as Broadcom’s Corporate Treasurer and its Vice President of Finance and Corporate Development, where he was responsible for strategic planning, mergers and acquisitions, corporate development, and corporate-wide financial planning and analysis. From 2006 to 2008, Mr. Spice served as Vice President and General Manager of Broadcom’s Mobile Power Management Business Unit in the Mobile Platforms group. Mr. Spice received a B.B.A. from Brigham Young University and an M.B.A. from the University of Texas at Austin.

Michael J. LaChance has served as our Vice President, Operations since November 2011. From May 2011 to November 2011, Mr. LaChance served as our Senior Director, Operations. From November 2009 to April 2010, he served as Senior Director, Product Operations for Telegent Systems, Inc., a fabless semiconductor company. From March 1998 to March 2009, he served as Vice President, Product Operations at Broadcom Corporation. From March 1984 to March 1998, he served as Senior Director, Product Operations at Silicon Systems, Inc., which was subsequently acquired by Texas Instruments, Inc., a designer and manufacturer of semiconductors. Mr. LaChance received a B.S. in Electrical Engineering and B.S. in Biological Science from the University of California, Irvine.

Madhukar Reddy, Ph.D. has served as our Vice President, Central Engineering since March 2014. From November 2006 to March 2014, Dr. Reddy served as our Vice President, IC and RF Systems Engineering. From January 2005 to November 2006, Dr. Reddy served as our Director, RF/Mixed-Signal IC Design. From July 2002 to January 2005, he served as Manager, RFIC Design at Skyworks Solutions. From January 1999 to July 2002, he served as RFIC Design Engineer and Group Leader at Conexant Systems. From January 1997 to December 1998, he served as RFIC Designer at Rockwell Semiconductor Systems. Since 2005, Dr. Reddy has been a member of the Technical Program Committee of the IEEE RFIC Symposium. Dr. Reddy received a B. Tech degree from the Indian Institute of Technology, Madras, India, and an M.S. and Ph.D. in Electrical Engineering from the University of California, Santa Barbara.

William G. Torgerson has served as our Vice President of Global Sales since November 2012. From August 2007 to August 2011, Mr. Torgerson served as Vice President of America Sales for Standard Microsystems Corporation, a fabless semiconductor company that was acquired by Microchip Technology Incorporated in 2012. From May 2003 to February 2007, Mr. Torgerson was the Vice President of Global Sales at StarGen, Inc., a provider of semiconductors for networking and telecommunications equipment that was acquired by Dolphin Interconnect Solutions in 2007. From March 2000 to May 2003, he served as Director of America Sales at PLX Technology, a provider of semiconductor-based connectivity solutions that was acquired by Avago Technologies Limited in 2014. From August 1997 to March 2000, Mr. Torgerson served in various capacities including applications engineer, sales manager, and worldwide strategic account manager at Actel, Inc., a provider of field programmable gate arrays that was subsequently acquired by Microsemi Corporation. Mr. Torgerson also serves as a director of Brown Precision, Inc., an engineering and manufacturing company focused on the aerospace and medical markets. Mr. Torgerson received a BSEE degree from the University of Alabama, Huntsville and an MBA from the University of New York, Stonybrook.

Brendan Walsh has served as our Vice President of Product Line Marketing, Infrastructure Group since September 2014. From April 2013 to August 2014, he was the Chief Operating Officer of TrustCloud, Inc., a provider of cloud-based trust and safety products, and from June 2011 to August 2014, he served as Co-founder at WordPivot, LLC, a provider of online literacy tools. From October 2008 to May 2011, Mr. Walsh served as our Vice President, Business Development. From September 2004 to October 1, 2007, he served as our Vice President, Sales, Marketing and Business Development. From October 2000 to August 2004, Mr. Walsh was the Director of Business Development and Venture Investment in the corporate mergers and acquisitions department of Philips Electronics N.V., an electronics company. From August 1999 to October 2000, he served as a strategic investment manager for Hikari Tsushin Inc., a retailer of mobile devices and venture capital firm focusing on mobile technologies. Mr. Walsh received a B.A. from the University of California, Davis and an M.B.A. from the Wharton School, University of Pennsylvania.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Composition

Our board of directors is currently comprised of six members. Two directors are elected exclusively by the holders of Class B common stock, voting as a separate class. At least one of these directors must be an executive officer nominated by our nominating and governance committee, with the consent of our founders holding a majority-in-interest of the outstanding Class B common stock over which the founders then exercise voting control. Our founders are executive officers Kishore Seendripu, Ph.D., Curtis Ling, Ph.D., Madhukar Reddy, Ph.D., and several other employees and former employees named in our amended and restated certificate of incorporation. The current Class B directors are Dr. Ling and Dr. Seendripu.

Our remaining directors are elected by the holders of our Class A common stock and Class B common stock, voting together as a single class. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three year term to succeed the class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2015 for the Class III directors, 2016 for the Class I director, and 2017 for the Class II directors. The Class I director is Mr. Craddock; the Class II directors are Dr. Ling and Messrs. Moyer and Schrock; and the Class III directors are Dr. Seendripu and Mr. Pardun.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers, and holders of more than 10% of our Class A common stock and Class B common stock to file with the Securities and Exchange Commission, or SEC, reports regarding their ownership and changes in ownership of our securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that during fiscal 2014, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We maintain a code of ethics and employee conduct, which we refer to as our code of conduct, which applies to our board of directors and all of our employees, including our chief executive officer, principal financial officer, and principal accounting officer. Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” and “Code of Conduct.” When required by the rules of the New York Stock Exchange (NYSE) or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer, principal financial officer, principal accounting officer, or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.

Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee currently consists of directors Albert J. Moyer, Thomas E. Pardun, and Steven C. Craddock. Mr. Moyer serves as the chairman of the audit committee. Our board of directors has determined that each of the members of our audit committee is independent and financially literate under the current rules and regulations of the SEC and the NYSE and that Mr. Moyer qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Post-IPO Compensation Policy

We established our initial post-IPO compensation programs for non-employee directors in connection with our initial public offering in 2010. Those director compensation decisions were based in part on data provided by Compensia, Inc., an independent compensation consulting firm retained by our compensation committee to evaluate our compensation policies for independent directors. From time to time since the initial public offering, the compensation committee has reviewed our director equity compensation policy, in consultation with Compensia, and implemented changes intended, among other purposes, to ensure that equity incentives for our non-employee directors are competitive with our peer group and that they offer appropriate incentives to continued service as a director or, for prospective directors, to join our board.

Cash Compensation

Following their review of the Compensia data, in May 2012, our compensation committee approved and implemented a cash compensation program for non-employee directors. The board of directors amended our cash compensation program for non-employee directors in May 2014. The following table summarizes the cash compensation payable to non-employee directors of ours approved in May 2012 and as subsequently amended in May 2014.

	Annualized Cash Fee(1)
	2013	2014
Base Retainer	$35,000	$40,000
Lead Director	$25,000	$25,000
Audit Committee Chair(2)	$20,000	$20,000
Audit Committee Member	$9,000	$10,000
Compensation Committee Chair(2)	$14,000	$15,000
Compensation Committee Member	$6,000	$7,500
Nominating and Governance Committee Chair(2)	$8,000	$10,000
Nominating and Governance Committee Member	$3,000	$5,000
Strategy Development Committee Chair	$—	$10,000

(1)	All fees are payable on a quarterly basis.
(2)	Committee chairs receive both the fees applicable to such position and the fee applicable to committee membership.

Equity Compensation

In connection with our initial public offering, our compensation committee developed a policy relating to equity compensation for our non-employee directors under our 2010 Equity Incentive Plan. The policy initially provided for the grant of stock options upon first becoming a director and annual option grants at subsequent annual meetings. In February 2012, the compensation committee amended our director equity incentive policy to provide for the grant of shares of restricted stock rather than stock options.

New Directors

In May 2014, our compensation committee amended our outside director equity compensation policy as indicated below.

Under the terms of the policy as currently in effect, new directors receive, upon becoming a director, an initial award of shares of Class A common stock having a fair value at issuance of $220,000, consisting of an “annual award” of $110,000 of restricted stock (subject to pro-rata reduction based on the number of days the individual would actually serve as a director during the period beginning on the last May 1 and ending on the next May 1) and a “full-term award” equal to $110,000 of restricted stock. The annual award vests fully on the next May 1, and the full-term award vests in three equal installments on each anniversary of the date of grant.

Continuing Directors

Our director equity compensation policy as in effect since May 2014 also provides for an annual award to continuing directors on the date of each annual meeting of stockholders of shares of Class A restricted stock with a fair value at issuance of $110,000. These shares vest, assuming continued service, on the earlier to occur of the next succeeding May 1 or the date immediately preceding the next annual meeting of stockholders.

2014 Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for the year ended December 31, 2014. The table excludes Kishore Seendripu, Ph.D., and Curtis Ling, Ph.D., who are executive officers and who did not receive any compensation from us in their roles as directors in the year ended December 31, 2014. Information on compensation for Dr. Seendripu and Dr. Ling is set forth under the caption “Executive Compensation.”

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total ($)
Steven C. Craddock	66,000	110,000	176,000
Harshad K. Desai(2)	24,833	—	24,833
Albert J. Moyer	72,333	110,000	182,333
Thomas E. Pardun	94,667	110,000	204,667
Donald E. Schrock	59,000	110,000	169,000

(1)	Amounts shown do not reflect compensation actually received by the director. Instead, the amounts represent the aggregate grant-date fair value related to restricted stock awards, granted in the year indicated, pursuant to Accounting Standards Codification Topic 718. For a discussion of the valuation assumptions, see Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of applicable conditions to vesting and the value of our Class A common stock on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.
(2)	Mr. Desai passed away on June 8, 2014. As a result, a stock award made on May 20, 2014 with a grant-date fair value equal to $110,000 did not vest and was forfeited.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis reviews and discusses the compensation programs and policies for our principal executive officer, principal financial officer, and four additional executive officers who were our most highly compensated executive officers in fiscal 2014, as determined by the rules of the Securities and Exchange Commission, or SEC. For 2014, these executive officers were Kishore Seendripu, Ph.D., our chairman, president, and chief executive officer; Adam C. Spice, our chief financial officer; Curtis Ling, our chief technical officer; Madhukar Reddy, our vice president, central engineering; Brian J. Sprague, our former vice president and general manager, broadband and consumer; and Michael J. LaChance, our vice president, operations. In accordance with Item 402(a)(3)(iv) of Regulation S-K, we have included compensation disclosures for Brian J. Sprague, our former Vice President and General Manager, Broadband and Consumer, who resigned in December 2014. As a group, we refer to these executive officers as our “named executive officers,” and they are identified in the summary compensation table provided below.

Objectives of Executive Compensation Programs

The principal objectives of our executive compensation programs are the following:

•	to attract and retain talented and experienced executives;

•	to motivate and reward executives whose knowledge, skills, and performance are critical to our success;

•	to ensure fairness among our executive management team by recognizing the contributions each executive makes to our success; and

•	to incentivize our executives to manage our business to meet our long-term objectives and the long-term objectives of our stockholders.

Our compensation committee was formed, among other purposes, to ensure that our compensation programs are competitive and that they offer appropriate incentives for recruitment and retention. Historically, our compensation philosophy was heavily equity-based in the form of stock options as we were an early stage company and sought to manage our available liquidity. Since our initial public offering, cash compensation associated with base salary has increased, but equity compensation has, and we expect it will remain, a material portion of our compensation programs. Although our compensation committee has not yet made its final determination, we currently expect that all our executive and non-executive bonus plan payments for our 2014 corporate performance period (other than with respect to Mr. Sprague) will be made in the form of shares of our Class A common stock. We also paid equity-based bonuses for our 2012 and 2013 corporate performance period. Pursuant to our separation agreement with Mr. Sprague, our compensation committee approved a cash bonus payment of $96,048 on March 10, 2015.

Our compensation committee generally determines allocations of compensation between cash and equity or among different forms of non-cash compensation based on its review of typical allocations within our compensation peer group. The committee has not adopted, however, and has no current plans to adopt, any policy requiring a specific allocation between cash and equity compensation or between short-term and long-term compensation. In the course of its deliberations, the committee reviews each component of compensation, how they relate to each other, and in particular, how they relate to and affect total compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, we expect to continue to use options, restricted stock units, or other equity incentive awards as a significant component of compensation because we believe that they best align individual compensation with the creation of stockholder value. Cash bonus programs we have implemented in the past were, and we expect any future cash programs will be, substantially tied to annual financial performance targets.

Role of Our Compensation Committee

As a public company, our compensation committee has responsibility for determining the compensation of all executive officers. Our compensation committee operates under a written charter adopted by our board of directors, which establishes the duties and authority of our compensation committee. The fundamental responsibilities of our compensation committee are as follows:

•	to oversee our overall compensation philosophy, compensation plans, and benefit programs and to make recommendations to our board of directors with respect to improvements or changes to such plans;

•	to review and approve all compensation arrangements for our executive officers (including our chief executive officer);

•	to review and approve all equity compensation awards to our executive officers (including our chief executive officer); and

•	to oversee and administer our equity compensation plans.

Our compensation committee is comprised of the following non-employee members of our board of directors: Thomas E. Pardun, who chairs the committee, Steven C. Craddock, and Donald E. Schrock. Each of Mr. Pardun, Mr. Craddock, and Mr. Schrock is an independent director under the rules of the New York Stock Exchange, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Our compensation committee has the authority under its charter to engage the services of outside advisors and experts.

Kishore Seendripu, Ph.D., our chairman, president, and chief executive officer, supports the compensation committee’s work by providing information relating to our financial plans, performance assessments of our officers, and other personnel-related data. In particular, as the person to whom our other named executive officers directly report, Dr. Seendripu is responsible for evaluating each individual officer’s contribution to corporate objectives as well as their performance relative to individual objectives. He makes recommendations to our compensation committee with respect to base salary adjustments, targets under our annual incentive programs, and stock option grants, restricted stock units, or other equity incentives. Our compensation committee is not required to follow any recommendations of Dr. Seendripu and exercises its discretion in modifying, accepting, or rejecting any recommended adjustments or awards. Without the participation of Dr. Seendripu, our compensation committee, as part of the annual review process, conducts a similar evaluation of his contribution and individual performance and makes determinations, after the beginning of each fiscal year, with respect to any base salary adjustments, targets under any annual cash incentive programs, and stock option grants or other equity incentives.

Competitive Market Review

The market for experienced management is highly competitive in the semiconductor industry. We seek to attract and retain the most highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting management from companies ranging from established players with multibillion dollar revenues to entrepreneurial, early-stage companies. We are fortunate that many members of our executive management team have long tenures with us, but from time to time we also have been required to recruit new executive officers. As a result, we need to ensure that our executive compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments.

From time to time, our compensation committee has engaged Compensia, an independent compensation consulting firm with substantial experience in the technology sector, to evaluate our levels and types of executive compensation and to recommend changes as appropriate. Among other objectives, Compensia has assisted us in identifying a group of peer companies for purposes of benchmarking our levels of compensation; gathered and analyzed compensation data from those peer companies as well as from other available compensation data; advised us on the creation and implementation of performance-based incentive plans, including determining target bonus levels; and assisted us in structuring awards as part of the equity incentive element of our compensation program, including assisting us in establishing appropriate amounts for equity incentive awards.

In connection with our initial public offering, Compensia completed a comprehensive review of our executive compensation programs in order to align our policies with those of similarly sized public companies in the technology industry. Mr. Pardun consults regularly with Compensia in connection with specific aspects of or questions relating to our executive compensation, and we generally engage Compensia to conduct a comprehensive review on a biannual basis, with the last such review having been conducted in 2012. Aggregate fees paid for Compensia’s services to our compensation committee did not exceed $120,000 during 2013 or in any prior fiscal year.

For purposes of its 2012 review, our compensation committee, in consultation with Compensia, updated our peer group data to reflect changed circumstances (e.g., mergers and sale transactions) affecting the peer group established at the time of our initial public offering. The committee sought to focus the peer group on companies of similar size, business scope, and market capitalization. The committee continued to consider substantially larger companies as aspirational peers but gave relatively less weight to aspirational peers because of differences in our relative sizes that make meaningful comparisons difficult. While these aspirational peers remain important benchmarks, particularly in considering competitive factors relating to non-executive compensation, they are less relevant for our executive compensation determinations.

The committee’s comparative peer group for 2014 compensation decisions consisted of the following companies. Reflecting consolidation trends in the semiconductor industry, particularly among smaller to mid-size capitalization companies, the following members of our peer group have been acquired and are no longer public reporting companies as of March 2015: Mindspeed Technologies, Inc.; Volterra Corporation; Peregrine Semiconductor Corp.; and PLX Technology, Inc.

2014 Peer Group

Ambarella, Inc. DSP Group Inc. Entropic Communications, Inc. Ikanos Communications, Inc. Inphi Corp. Mindspeed Technologies, Inc. Monolithic Power Systems, Inc.	Peregrine Semiconductor Corp. Pixelworks, Inc. PLX Technology, Inc. Power Integrations Inc. Rambus Inc. Sigma Designs, Inc. Volterra Semiconductor Corp.

In late 2014, based on conversations among Mr. Pardun, Dr. Seendripu, and representatives of Compensia, our compensation committee determined that the following peer group should be used going forward for purposes of 2015 compensation decisions. In addition, on February 3, 2015, we announced that we had entered into a definitive agreement to acquire Entropic Communications, Inc.

Late 2014 Peer Group

Ambarella, Inc. ANADIGICS Inc. AppliedMicro Circuits Corporation DSP Group, Inc. Entropic Communications, Inc. Exar Corporation Inphi Corp. Integrated Silicon Solution Inc.	InvenSense Inc. IXYS Corporation M/A Com Technology Solutions Micrel, Incorporated Peregrine Semiconductor Corp. Power Integrations, Inc. Sigma Designs, Inc. Vitesse Semiconductor Corp.

Elements of Executive Compensation

Our executive compensation program currently consists, and is expected to continue to consist, of the following components:

•	base salary;

•	annual incentive compensation, recently paid under an equity-based plan;

•	equity-based incentives, principally in the form of stock options and restricted stock units;

•	benefits (on substantially similar terms as provided to our other employees); and

•	severance/termination protection, including in connection with certain change of control transactions.

The determination of our compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on its view of the relative importance of each component in meeting our overall objectives and factors relevant to the individual executive.

Base Salary

The effective base salaries for each of our named executive officers in 2013 and 2014 were as follows:

	Annual Base Salary(1)
Executive Officer	2013	2014
Kishore Seendripu, Ph.D.	$375,000	$400,000
Adam C. Spice	$280,000	$290,000
Brian J. Sprague	$255,000	$265,000
Curtis Ling, Ph.D.	$245,000	$255,000
Madhukar Reddy, Ph.D.	$245,000	$255,000
Michael J. LaChance	$235,000	$245,000

(1)	Reflects the highest annualized base salary established for the named executive officer during the year indicated.

As indicated in the table above, base salary increases for fiscal 2014 were relatively modest, with percentage increases for named executive officers ranging from 3.6% for Mr. Spice to 6.7% for Dr. Seendripu. The size of the increases reflects the compensation committee’s general philosophy to maintain base salary levels at or near our peer group median.

Annual Incentive Program for 2014 Performance Period

Our compensation committee periodically reviews our philosophy and practices concerning annual incentive compensation. The committee believes that our continuing focus on revenue generation and achieving specific financial and operating performance metrics supports implementation of an annual incentive program with payouts earned through achievement of identified corporate and individual objectives. Accordingly, our Executive Incentive Bonus Plan establishes, on an annual basis for each executive officer, award targets, corporate and individual objectives, and potential adjustments for various levels of under-performance or over-performance. For fiscal years 2010 and 2011, the first fiscal years following our initial public offering, we adopted an incentive program that provided for the opportunity to earn cash bonuses based on achievement of target objectives. For fiscal 2012 and 2013, the compensation committee maintained the general structure of the plan but substituted cash awards with fully vested awards of shares of our Class A common stock issued under our 2010 Equity Incentive Plan. The principal purpose of the equity-based bonus plan was to offer a meaningful incentive for achieving both short and long-term financial objectives while preserving cash resources.

On March 26, 2014, our compensation committee approved the structure of our executive incentive bonus plan for the 2014 performance period. Under the plan, executive officers were eligible to earn bonuses, payable in shares of our Class A common stock based on a target percentage of their base salary, subject to achievement of corporate performance goals, which carried a 90% weighting, and the committee’s discretionary views of the executive’s individual performance, which carried a 10% weighting. Our compensation committee increased the relative weighting for corporate performance to 90% in 2014 from 80% in 2013 to increase the focus on corporate performance as an element of incentive compensation.

Our compensation committee established the 2014 corporate performance targets as relating to total revenue of $145.0 million, which carried a 40% weighting relative to the executive’s total bonus opportunity, and to gross margin percentage within a 60% to 63%, range and operating expense management, which collectively carried a 50% weighting relative to the total bonus opportunity. As of the date of the filing of this Amendment No. 1 to our Annual Report on Form 10-K, our compensation committee has not made its determinations with respect to awards under our Executive Incentive Bonus Plan for the 2014 corporate performance period (other than with respect to Mr. Sprague). We expect the compensation committee to make such determinations in March

2015. Following such determinations, we will file a Current Report on Form 8-K disclosing such decisions. In making a determination whether financial targets were achieved, our compensation committee will have the authority to make appropriate adjustments to the targets for the expected effects of any acquisitions or other approved business plan changes made during the fiscal year 2014; to adjust revenue as it determines appropriate to exclude certain non-recurring items under generally accepted accounting principles such as gains or losses on sales of assets; and to adjust our reported operating loss to exclude certain charges from our operating expenses, including stock compensation expense, bonus plan accruals, restructuring and impairment charges, any acquisition related charges, and expenses associated with litigation and an export compliance review. For purposes of determining the portion of awards based on individual performance, the standard will be subjective based on the committee’s discretion and views, with input from Dr. Seendripu relating to the performance of executive officers reporting to him.

In February 2014, our compensation committee established bonus targets as a percentage of base salary as set forth in the following table.

	Total Bonus Targets		2014 Bonuses(1)
Executive Officer	% Base Salary	$ Target	Corporate Targets	Individual Performance
Kishore Seendripu, Ph.D.	100%	$400,000	N/A	N/A
Adam C. Spice	55%	159,500	N/A	N/A
Brian J. Sprague	50%	132,500	$81,845	$14,203
Curtis Ling, Ph.D.	45%	114,750	N/A	N/A
Madhukar Reddy, Ph.D.	45%	114,750	N/A	N/A
Michael J. LaChance	45%	110,250	N/A	N/A

(1)	Not available at the time of filing this Amendment No. 1 to our Annual Report on Form 10-K (other than with respect to Mr. Sprague). Once such decisions are made, we will disclose such information under Item 5.02(f) of Form 8-K.

Equity-Based Incentives

We grant equity-based incentives to employees, including our executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted specific stock ownership guidelines, and other than the issuance of shares to our founders when we were first incorporated, our equity incentive plans have provided the principal method for our executive officers to acquire an equity position in our company, whether in the form of shares or options. We have not granted, nor do we intend to grant, equity compensation awards in anticipation of the release of material, nonpublic information that is likely to result in changes to the price of our Class A common stock, such as a significant positive or negative earnings announcement. Similarly, we have not timed, nor do we intend to time, the release of material, nonpublic information based on equity award grant dates.

Prior to our initial public offering in March 2010, we granted options and other equity incentives to our officers under our 2004 Stock Plan. In connection with our initial public offering, our board of directors adopted the 2010 Equity Incentive Plan, which became effective in March 2010 upon the completion of our initial public offering. The 2010 Equity Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. All equity incentive plans and awards are administered by our compensation committee under the delegated authority established in the compensation committee charter.

To date, our equity incentives have been granted principally with time-based vesting. Until our 2011 compensation review, our equity compensation award grants consisted entirely of stock options. In 2011, the compensation committee determined that it was appropriate to begin granting restricted stock units in addition to stock options for both employees and executive officers. Factors contributing to the decision to begin granting restricted stock units included the competitive dynamics of the markets in which we recruit, with most larger semiconductor companies offering “full value” awards in the form of restricted stock units; the fact that competitors were using such full value awards as a recruiting inducement to our engineers and other employees; and the more favorable dilutive impact of restricted stock units relative to stock option grants.

On March 26, 2014, our compensation committee and independent directors approved the following stock option and restricted stock unit grants under our 2010 Equity Incentive Plan for our named executive officers. In connection with its evaluations of equity incentive awards for 2014, our compensation committee increased the relative weighting of restricted stock unit awards to stock options such that two thirds of the award value (measured on a Black-Scholes basis) consisted of restricted stock units and one third consisted of stock options. Option grants and restricted stock units were approved based on the cash equivalent grant date fair value determined in accordance with Accounting Standards Topic 718 and were granted effective June 2, 2014 with the actual number of shares subject to the stock options and restricted stock units being calculated based on the closing price of our Class A common stock in trading on the New York Stock Exchange on June 2, 2014.

	Grant Date Fair value
Executive Officer	Stock Options(1)	Restricted Stock Units(1)
Kishore Seendripu, Ph.D.	$425,000	$825,000
Adam C. Spice	161,568	313,632
Brian J. Sprague	134,640	261,360
Curtis Ling, Ph.D.	134,640	261,360
Madhukar Reddy, Ph.D.	134,640	261,360
Michael J. LaChance	100,980	196,020

(1)	Options and restricted stock units to vest quarterly over four years with the first vesting event to occur on August 20, 2014 and the grants becoming fully vested on May 20, 2018, subject to the executive officer’s continuing to provide services to us on each applicable vesting date.

Benefits

We provide the following benefits to our executive officers, generally on the same basis provided to all of our employees:

•	health, dental, and vision insurance;

•	life insurance;

•	employee stock purchase plan;

•	employee assistance plan;

•	medical and dependent care flexible spending account;

•	short- and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan.

We believe that these benefits are consistent with those of companies with which we compete for employees.

Severance and Termination Benefits

Effective April 10, 2013, we entered into amended and restated change in control and severance agreements with our chief executive officer, chief financial officer, and other executive officers. These amended and restated agreements provide for certain termination benefits both in the context of a change in control (as defined in the agreements) and outside the context of a change in control. The agreements have an initial term of three (3) years and provide that the parties will review the agreement on each anniversary of its effectiveness. If the parties agree to renew the agreement, it will be renewed for an additional three year term, with the review and renewal process occurring annually. The agreements terminate on the earlier to occur of (i) the date the agreement expires, (ii) the date all obligations of the parties have been satisfied, or (iii) at any time prior to a change in control if the executive has ceased to be an “officer” for purposes of Section 16 under the Securities Exchange Act of 1934, as amended. Notwithstanding these termination provisions, if a change in control occurs and there are less than twelve (12) months remaining in the term of the agreement, the term of the agreement will extend automatically through the 12 month anniversary of the change in control.

In connection with agreeing to provide these benefits, our compensation committee reviewed competitive data and consulted with Compensia. In setting the terms of and determining whether to approve these agreements, our compensation committee recognized that executives often face challenges securing new employment following termination, in particular following a change of control, and that distractions created by uncertain job security surrounding potentially beneficial transactions to us and our stockholders may have a detrimental impact on their performance. In contexts not involving a change of control, the compensation committee sought to establish a reasonable contractual benefit for precedential purposes and to fix executive expectations prior to an actual termination. In addition, the change in control severance benefits identified below are intended to provide these executive officers with post-change in control termination protection of salary and benefits while they seek new employment. We also have agreed to accelerate vesting of certain equity incentives in connection with certain terminations following a change of control, based on our view that these executive officers are not likely to be retained in comparable positions by a large acquirer, and the benefit of these equity incentives would otherwise be forfeited upon a termination of employment, including an involuntary termination by an acquiring company.

Chief Executive Officer and Chief Financial Officer

Under the terms of the amended change in control and severance agreement, if Dr. Seendripu, our chief executive officer, or Mr. Spice, our chief financial officer, terminates his employment with us for good reason (as defined in the agreement), or if we terminate him without cause (as defined in the agreement), and such termination occurs outside of the period beginning three (3) months prior to and ending twelve (12) months following a change in control, the executive will be entitled to a single lump sum severance payment equal to six (6) months of the executive’s then-current base salary. In addition, we agreed that any outstanding and vested stock options and/or stock appreciation rights as of the date of termination would remain exercisable until the six (6) month anniversary of the termination date, provided that in no event would the post-termination exercise period for any individual stock option extend beyond the original maximum term. In addition, we agreed to provide the executive reimbursement for continued health benefits under our health plans for up to twelve (12) months; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law.

In addition, if within the period beginning three (3) months prior to and ending twelve (12) months following a change in control, the executive is terminated by us or our successor without “cause” or he terminates for “good reason,” we have agreed that the executive will be entitled to receive the following benefits:

•	a lump sum cash payment equal to eighteen (18) months of his base salary, determined at a rate equal to the greater of (A) his annual salary as in effect immediately prior to the change in control or (B) his then current base salary as of the date of such termination;

•	a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the year of the change in control;

•	reimbursement of premiums for continued health benefits under our health plans for up to eighteen (18) months following the executive’s termination; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law;

•	immediate vesting of one hundred percent (100%) of the then-unvested portion of any outstanding equity awards held by the executive; and

•	extended exercisability of outstanding and vested stock options or stock appreciation rights until the twelve (12) month anniversary of the termination date; provided that in no event will the post-termination exercise period for any individual stock option extend beyond the original maximum term.

In addition, the change in control and severance agreements with Dr. Seendripu and Mr. Spice provide that in the event that the severance payments and other benefits payable to such executives constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then such executive’s severance and other benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by such executive on an after-tax basis of the greatest amount of benefits.

Payment of the benefits described above is subject to the executive’s timely executing and not revoking a release of claims with us.

Our compensation committee and board of directors approved change in control severance benefits for Dr. Seendripu and Mr. Spice that are greater than the benefits provided to our other executives after considering factors such as the higher likelihood that a chief executive officer or chief financial officer will be terminated in connection with a change of control transaction as compared to the other executive officers.

Other Executive Officers

We have also entered into change in control agreements with Dr. Ling, Mr. LaChance, and Dr. Reddy. Under the terms of the amended change in control and severance agreement with our other executive officers, if the executive terminates his employment with us for “good reason” (as defined in the agreement), or if we terminate him without “cause” (as defined in the agreement), the executive will be entitled to a single lump sum severance payment equal to three (3) months of the executive’s then-current base salary. In addition, we agreed that any outstanding and vested stock options and/or stock appreciation rights as of the date of termination would remain exercisable until the three (3) month anniversary of the termination date, provided that in no event would the post-termination exercise period for any individual stock option extend beyond the original maximum term. We also agreed to provide the executive reimbursement for continued health benefits under our health plans for up to six (6) months; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law.

In addition, if within the period beginning three (3) months prior to and ending twelve (12) months following a change in control, the executive is terminated by us or our successor without “cause” or he terminates for “good reason,” we have agreed that the executive will be entitled to receive the following benefits:

•	a lump sum cash payment equal to twelve (12) months of the executive’s base salary, determined at a rate equal to the greater of (A) his annual salary as in effect immediately prior to the change in control or (B) his then-current base salary as of the date of such termination;

•	a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the year of the change in control;

•	reimbursement of premiums for continued health benefits under our health plans for up to twelve (12) months following the executive’s termination; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law;

•	immediate vesting of one hundred percent (100%) of the then-unvested portion of any outstanding equity awards held by the executive; and

•	extended exercisability of outstanding and vested stock options or stock appreciation rights until the six (6) month anniversary of the termination date; provided that in no event would the post-termination exercise period for any individual stock option extend beyond the original term.

Payment of the benefits described above under these change in control agreements is also subject to the executive’s executing and not revoking a release of claims with us.

In addition, the change in control and severance agreements with each of the executives provide that in the event that the severance payments and other benefits payable to such executives constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then such executive’s severance and other benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by such executive on an after-tax basis of the greatest amount of benefits.

Role of Stockholder Say-on-Pay Votes in Determining Compensation

We believe that it is appropriate to seek the views of our stockholders on the design and effectiveness of our executive compensation program. In 2014, the advisory vote on executive compensation received greater than 96% support of the votes cast by our stockholders. Our compensation committee, which is responsible for designing and administering our executive compensation programs, values the opinions expressed by stockholders in their vote and considered the outcome of this vote when it made compensation decisions for our named executive officers.

Accounting and Tax Considerations

Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past, we have granted options that we believe met those requirements. While the compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. While the compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our Chief Executive Officer and our four most highly compensated officers, the compensation committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director, or other service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain traditional nonqualified deferred compensation plans, Section 409A does apply to certain change of control severance arrangements. Consequently, to assist in avoiding additional tax under Section 409A, we have designed the change in control and severance arrangements described above in a manner to avoid the application of Section 409A.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Steven C. Craddock, Thomas E. Pardun, and Donald E. Schrock. Mr. Pardun is the chairman of our compensation committee. None of the members of our compensation committee is an officer or employee of ours. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Report of the Compensation Committee

The compensation committee oversees our compensation policies, plans, and benefit programs. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Thomas E. Pardun (Chair)

Steven C. Craddock

Donald E. Schrock

This Report of the Compensation Committee does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the Report of the Compensation Committee by reference therein.

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer, principal financial officer, and each of the next three most highly compensated executive officers during our fiscal year ended December 31, 2014, together referred to as our “named executive officers” for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012. In addition, in accordance with Item 402(a)(3)(iv) of Regulation S-K, we have included disclosures for Brian J. Sprague, our former Vice President and General Manager, Broadband and Consumer, who resigned in December 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)(3)	Option Award ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Current Executive Officers

Kishore Seendripu, Ph.D. Chairman, President and Chief Executive Officer (Principal Executive Officer)	2014 2013 2012	393,278 366,923 350,000	— — —	824,996 1,010,258 865,068	424,806 603,898 451,860	— — —	14,371 17,323 13,013	1,657,451 1,998,402 1,679,941

Adam C. Spice Chief Financial Officer (Principal Financial Officer)	2014 2013 2012	287,305 277,596 271,667	— — —	313,626 424,511 782,508	161,494 255,021 330,394	— — —	14,181 17,354 12,919	776,606 974,482 1,397,488

Brian J. Sprague Former Vice President and General Manager, Broadband and Consumer Products	2014 2013 2012	258,228 250,038 236,667	— — —	261,357 377,586 315,396	134,577 230,579 180,744	96,048 — —	98,646 17,494 13,168	848,856 875,697 745,975

Madhukar Reddy, Ph.D. Vice President, Central Engineering	2014 2013 2012	252,305 242,731 235,000	— — —	261,357 313,221 570,581	134,577 194,301 311,324	— — —	14,117 17,175 12,875	662,356 767,428 1,129,780

Curtis Ling, Ph.D. Chief Technical Officer and Director	2014 2013 2012	252,305 242,731 231,667	— — —	261,357 307,274 597,396	134,577 194,301 441,904	— — —	5,233 5,434 4,276	653,472 749,740 1,275,243

Michael J. LaChance(6) Vice President, Operations	2014	242,316	—	196,018	100,930	—	14,284	553,548

(1)	As of the date of filing this Amendment No. 1 to our Annual Report on Form 10-K and other than with respect to Mr. Sprague, our compensation committee has not made a determination with respect to awards under our Executive Incentive Bonus Plan for the 2014 corporate performance period. Consistent with fiscal 2012 and 2013 and other than with respect to Mr. Sprague, who was paid in cash, we currently expect to issue shares of our Class A common stock for the 2014 performance period under our Executive Incentive Bonus Plan although our compensation committee has authority to pay such awards in cash. Once our compensation committee has made its determination for 2014, we will disclose such information under Item 5.02(f) of Form 8-K. Target bonus awards for 2014 for the named executive officers are set forth in the section captioned “Compensation Discussion and Analysis” and under the column marked “Target” above. Includes for 2013 the issuance of shares of our Class A common stock for the 2013 performance period under our Executive Incentive Bonus Plan. Individual awards, valued in accordance with Accounting Standards Codification Topic 718 (ASC 718), were made on May 9, 2014 in the following amounts: Dr. Seendripu, $407,175; Mr. Spice, $169,833; Mr. Sprague, $147,323; Dr. Reddy, $119,181; and Dr. Ling, $113,234. Includes for 2012 the issuance of shares of our Class A common stock for the 2012 performance period under our Executive Incentive Bonus Plan, valued in accordance with ASC 718. Awards were made on May 3, 2013 in the following amounts: Dr. Seendripu, $384,068; Mr. Spice, $177,889; Mr. Sprague, $122,996; Dr. Reddy, $122,996; and Dr. Ling, $122,996.
(2)	Includes for 2014 grants of RSU’s in the following amounts: Dr. Seendripu, $824,996; Mr. Spice, $313,626; Mr. Sprague, $261,357; Dr. Reddy, $261,357; Dr. Ling, $261,357; and Mr. LaChance, $196,018. Includes for 2013 grants of RSUs in the following amounts: Dr. Seendripu, $603,083; Mr. Spice, $254,678; Mr. Sprague, $230,263; Dr. Reddy, $194,040; and Dr. Ling, $194,040. Includes for 2012 grants of restricted stock units (RSUs) in the following amounts: Dr. Seendripu, $481,000; Mr. Spice, $353,300 Mr. Sprague, $192,400; Dr. Reddy, $333,400; and Dr. Ling, $474,400. The dollar value of the RSUs shown represents the aggregate grant date fair value computed pursuant to ASC 718 and attributable to RSU awards granted to these individuals during the periods indicated. These grant date fair values have been determined based on the assumptions described under Note 7, Stock-Based Compensation Expense in the notes to our consolidated financial statements included in our Annual Report on Form 10-K. As these values reflect the aggregate grant date fair value in accordance with ASC 718, they do not necessarily correspond to the actual value, if any, that may be realized by the named executive officers. The actual value that may be realized is also subject to time-based vesting restrictions that require the named executive officer to continue to provide services to us.
(3)	With respect to Mr. Spice and Dr. Reddy, the Stock Awards column for 2012 includes the aggregate incremental grant date fair value, calculated in accordance with ASC 718, for RSUs awarded to Mr. Spice and Dr. Reddy under the stock option-for-RSU exchange program that we implemented following stockholder approval in 2012. We will recognize such grant date fair value ratably over the vesting period of the RSUs owned in connection with the exchange. In connection with the exchange program, Mr. Spice exchanged options to acquire 275,000 and 30,000 shares, respectively, of our Class A common stock at exercise prices of $11.36 and $9.10, respectively, for RSU’s with respect to 152,500 shares Class A common stock. Dr. Reddy exchanged an option to acquire 80,728 shares of Class B common stock at an exercise price of $7.45 per share for RSU’s with respect to 40,364 shares of Class A common stock and an option to acquire 36,000 shares of Class A common stock at an exercise price of $9.10 per share of RSU’s with respect to 18,000 shares of Class A common stock. The aggregate incremental value of the restricted stock units relative to the stock options was $251,319 for Mr. Spice and $114,185 for Dr. Reddy.
(4)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts represent the aggregate grant date fair value related to stock option awards granted in the year indicated pursuant to ASC 718. For a discussion of the valuation assumptions, see Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting and the executive’s decisions with respect to the exercise of the option. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.
(5)	Represents employer funded amounts for group term life insurance and medical and dental insurance premiums. With respect to Mr. Sprague, also represents amounts to which he was entitled under our form of severance agreement for executive officers discussed in the section entitled “Resignation of Brian J. Sprague” below.
(6)	Mr. LaChance was not a named executive officer for the years ended December 31, 2012 or December 31, 2013.

Grants of Plan-Based Awards

The following table presents information concerning each grant of a plan-based award made to a named executive officer in fiscal 2014 under any plan.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards (3$/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Kishore Seendripu, Ph.D.	3/26/2014 6/02/2014 6/02/2014	(2)	— — —	— — —	— — —	— — —	$400,000 — —	$600,000 — —	N/A 89,382 —	(3) (4)	— — 105,347	(5)	N/A — 9.23	(3)	$	— 824,996 424,806	(3)
Adam C. Spice	3/26/2014	(2)	—	—	—	—	159,500	239,250	N/A	(3)	—		N/A	(3)		$—	(3)
	6/02/2014		—	—	—	—	—	—	33,979	(4)	—		—			313,626
	6/02/2014		—	—	—	—	—	—	—		40,083	(5)	9.23			161,494
Curtis Ling, Ph.D.	3/26/2014	(2)	—	—	—	—	114,750	172,125	N/A	(3)	—		N/A	(3)		$—	(3)
	6/02/2014		—	—	—	—	—	—	28,316	(4)	—		—			261,357
	6/02/2014		—	—	—	—	—	—	—		33,402	(5)	9.23			134,577
Madhukar Reddy, Ph.D.	3/26/2014	(2)	—	—	—	—	114,750	172,125	N/A	(3)	—		N/A	(3)		$—	(3)
	6/02/2014		—	—	—	—	—	—	28,316	(4)	—		—			261,357
	6/02/2014		—	—	—	—	—	—	—		33,402	(5)	9.23			134,577
Brian J. Sprague	3/10/2015	(6)	—	132,500	198,750	—	—	—	—		—		—			—
	6/02/2014		—	—	—	—	—	—	28,316	(4)	—		—			261,357
	6/02/2014		—	—	—	—	—	—	—		33,402	(5)	9.23			134,577
Michael J. LaChance	3/26/2014	(2)	—	—	—	—	110,250	165,375	N/A	(3)	—		N/A	(3)		$—	(3)
	6/02/2014		—	—	—	—	—	—	21,237	(4)	—		—			196,018
	6/02/2014		—	—	—	—	—	—	—		25,051	(5)	9.23			100,930

(1)	The shares of common stock underlying these stock option grants and RSU awards were valued as of their respective grant dates in accordance with ASC 718. Our assumptions with respect to the calculation of stock-based compensation expense are set forth above in the notes to our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K.
(2)	Corresponds to the date on which our board set the target bonus amounts payable to each of our named executive officers pursuant to our 2014 executive incentive bonus plan.
(3)	As of the date of filing this Amendment No. 1 to our Annual Report on Form 10-K, our compensation committee has not made a determination with respect to awards under our Executive Incentive Bonus Plan for the 2014 corporate performance period. Consistent with 2012 and 2013, we currently expect to issue shares of our Class A common stock for the 2014 performance period although our compensation committee has authority to pay such awards in cash. Once our compensation committee has made its determination for 2014, we will disclose such information under Item 5.02(f) of Form 8-K. Target bonus awards for 2014 for the named executive officers are set forth in the section captioned “Compensation Discussion and Analysis” and under the column marked “Target” in the Grant of Plan-Based Awards table. Because the number of shares subject to the awards is not calculable until the issuance date based on the closing sales price of our Class A common stock on that date, we have indicated “N/A” in the columns requiring us to specify the number of shares and base price.
(4)	These stock awards represent RSUs issued under our 2010 Equity Incentive Plan (as amended, the “2010 EIP”). Each RSU entitles the executive to receive one share of our common stock at the time of vesting without the payment of an exercise price or other consideration. Generally, the shares subject to an RSU vest quarterly over four years, subject to acceleration of vesting in certain situations such as in connection with a change of control.
(5)	Amounts shown represent stock options issued under our 2010 EIP that will, in general, vest and become exercisable quarterly over four years, subject to acceleration of vesting in certain situations such as in connection with a change of control.
(6)	Represents award granted under our Executive Incentive Bonus Plan for the 2014 corporate performance period. These columns show the award that was possible at the target and maximum levels of performance. The column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table shows the actual award earned in fiscal year 2014 by Mr. Sprague.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options for each named executive officer outstanding as of the end of fiscal 2014.

	Option Awards					Number of Restricted Stock Units That Have Not Vested (#)		Market Value of Restricted Stock Units That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kishore Seendripu, Ph.D.	86,110	(1)	—	4.69	7/28/2019	—		—
	226,039	(2)	—	8.19	10/27/2019	—		—
	36,000	(15)	24,000	9.10	5/6/2018	—		—
	100,000	(3)	100,000	4.81	5/10/2019	—		—
	46,610	(3)	139,830	6.93	5/14/2020	—		—
	13,179	(16)	92,258	9.23	6/02/2021	—		—
	—		—	—	—	7,500	(9)	55,575	(14)
	—		—	—	—	50,000	(9)	370,500	(14)
	—		—	—	—	65,268	(9)	483,636	(14)
	—		—	—	—	78,209	(17)	579,529	(14)
Adam C. Spice	50,000	(3)	50,000	4.81	5/10/2019	—		—
	23,333	(4)	16,667	5.64	8/09/2019	—		—
	19,683	(3)	59,049	6.93	5/14/2020	—		—
	5,011	(16)	35,072	9.23	6/02/2021	—		—
	—		—	—	—	3,750	(9)	27,788	(14)
	—		—	—	—	25,000	(9)	185,250	(14)
	—		—	—	—	45,833	(10)	339,623	(14)
	—		—	—	—	5,000	(10)	37,050	(14)
	—		—	—	—	5,000	(11)	37,050	(14)
	—		—	—	—	27,562	(9)	204,234	(14)
	—		—	—	—	29,732	(17)	220,314	(14)

	Option Awards					Number of Restricted Stock Units That Have Not Vested (#)		Market Value of Restricted Stock Units That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Curtis Ling, Ph.D.	897	(5)	—	0.23	10/28/2015	—		—
	37,136	(6)	—	1.16	8/07/2017	—		—
	41,384	(2)	—	7.45	10/27/2019	—		—
	7,053	(2)	—	7.45	10/27/2019	—		—
	19,200	(15)	12,800	9.10	5/6/2018	—		—
	40,000	(3)	40,000	4.81	5/10/2019	—		—
	58,333	(4)	41,667	5.64	8/09/2019	—		—
	14,997	(3)	44,989	6.93	5/14/2020	—		—
	4,175	(16)	29,227	9.23	6/02/2021	—		—
	—		—	—	—	4,000	(9)	29,640	(14)
	—		—	—	—	20,000	(9)	148.200	(14)
	—		—	—	—	12,500	(11)	92,625	(14)
	—		—	—	—	21,000	(9)	155,610	(14)
	—		—	—	—	24,777	(17)	183,598	(14)
Madhukar Reddy, Ph.D.	19,426	(7)	—	0.23	10/28/2015	—		—
	43,054	(8)	—	0.35	7/06/2016	—		—
	154,998	(8)	—	1.16	8/07/2017	—		—
	21,527	(1)	—	4.26	7/28/2019	—		—
	40,000	(3)	40,000	4.81	5/10/2019	—		—
	29,166	(4)	20,834	5.64	8/09/2019	—		—
	14,997	(3)	44,989	6.93	5/14/2020	—		—
	4,175	(16)	29,227	9.23	6/02/2021	—		—
	—		—	—	—	4,500	(9)	33,345	(14)
	—		—	—	—	20,000	(9)	148,200	(14)
	—		—	—	—	5,405	(10)	40,051	(14)
	—		—	—	—	8,049	(10)	59,643	(14)
	—		—	—	—	6,000	(10)	44,460	(14)
	—		—	—	—	6,250	(11)	46,313	(14)
	—		—	—	—	21,000	(9)	155,610	(14)
	—		—	—	—	24,777	(17)	183,598	(14)

Brian J. Sprague	117,447	(12)	20,053	5.10	8/12/2021	—		—
	40,000	(3)	40,000	4.81	5/10/2019	—		—
	17,797	(3)	53,389	6.93	5/14/2020	—		—
	4,175	(16)	29,227	9.23	6/02/2021	—		—
	—		—	—	—	12,891	(13)	95,522	(14)
	—		—	—	—	20,000	(9)	148,200	(14)
	—		—	—	—	24,920	(9)	184,657	(14)
	—		—	—	—	24,777	(17)	183,598	(14)
Michael J. LaChance	23,125	(12)	6,875	5.45	11/04/2018	—		—
	25,000	(3)	25,000	4.81	5/10/2019	—		—
	10,779	(3)	32,336	6.93	5/14/2020	—		—
	3,131	(16)	21,920	9.23	6/02/2021	—		—
	—		—	—	—	3,750	(13)	27,788	(14)
	—		—	—	—	12,500	(9)	92,625	(14)
	—		—	—	—	10,000	(10)	74,100	(14)
	—		—	—	—	15,093	(9)	111,839	(14)
	—		—	—	—	18,582	(17)	137,693	(14)

(1)	Subject to the optionee continuing to be a service provider (as defined in the 2004 Equity Incentive Plan) through each applicable vesting date, twenty five percent (25%) of the shares subject to the option shall vest and become exercisable on the first anniversary of the vesting commencement date, and the remaining seventy five percent (75%) of the shares subject to the option shall vest and become exercisable in equal monthly installments over the thirty six (36) months following such first anniversary.
(2)	Subject to the optionee continuing to be a service provider (as defined in the 2004 Equity Incentive Plan) through each applicable vesting date, ten percent (10%) of the shares subject to the stock option vest one year after grant, twenty percent (20%) of the shares subject to the stock option vest on the second anniversary of grant date, thirty percent (30%) of the shares subject to the stock option vest on the third anniversary of grant date, and forty percent (40%) of the shares subject to the stock option vest on the fourth anniversary of grant date.
(3)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the shares subject to the option will vest and become exercisable on the first anniversary of the vesting commencement date, and an additional twenty-five percent (25%) of the shares subject to the option will vest and become exercisable on each successive anniversary thereafter, such that the option will be fully vested and exercisable on the fourth anniversary of the vesting commencement date.
(4)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one forty-eighth (1/48th) of the shares subject to the option will vest and become exercisable on each one month anniversary of the vesting commencement date, such that the option will be fully vested and exercisable on the fourth anniversary of the vesting commencement date.
(5)	This stock option was granted on October 28, 2005 and fully vested over four years. Dr. Ling previously exercised 20,630 shares subject to the stock options.
(6)	This stock option was granted on August 7, 2007 and fully vested over four years. Dr. Ling previously exercised 40,363 shares subject to the stock options.
(7)	This stock option was granted on October 28, 2005 and fully vested over four years. Dr. Reddy previously exercised 16,145 shares subject to the stock options.
(8)	This stock option has fully vested.

(9)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the RSUs subject to the award will vest on the first anniversary of the vesting commencement date and on each successive anniversary thereafter, such that the award will be fully vested on the fourth anniversary of the vesting commencement date.
(10)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, thirty-three percent (33%) of the RSUs subject to the award will vest on the first anniversary of the vesting commencement date and on each successive anniversary thereafter, such that the award will be fully vested on the third anniversary of the vesting commencement date.
(11)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one twelfth (1/12th) of the RSUs subject to the award will vest on November 20, 2012, and one twelfth (1/12th) of the RSUs subject to the award will vest on each February 20, May 20, August 20, and November 20 thereafter, such that the award will be fully vested on August 20, 2015.
(12)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty five percent (25%) of the shares subject to the option shall vest and become exercisable on the first anniversary of the vesting commencement date, and the remaining seventy five percent (75%) of the shares subject to the option shall vest and become exercisable in equal monthly installments over the thirty six (36) months following such first anniversary.
(13)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the RSUs subject to the award will vest on August 20, 2012 and one/sixteenth (1/16th) of the RSUs subject to the award shall vest on each of November 20, February 20, May 20, and August 20 thereafter, such that the award shall be fully vested on August 20, 2015.
(14)	Based on the closing price of $7.41 of the Company’s Class A common stock on December 31, 2014.
(15)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, ten percent (10%) of the shares subject to the stock option vest one year after grant, twenty percent (20%) of the shares subject to the stock option vest on the second anniversary of grant date, thirty percent (30%) of the shares subject to the stock option vest on the third anniversary of grant date, and forty percent (40%) of the shares subject to the stock option vest on the fourth anniversary of the grant date.
(16)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one sixteenth (1/16th) of the shares subject to the option will vest and become exercisable on August 20, 2014, and an additional 1/16th of the shares subject to the option will vest and become exercisable on each successive November 20, February 20, May 20, and August 20 thereafter, such that the option will be fully vested and exercisable May 20, 2018.
(17)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one sixteenth (1/16th) of the RSUs subject to the award will vest on August 20, 2014, and 1/16th of the RSUs will vest on each successive November 20, February 20, May 20, and August 20 thereafter, such that the award will be fully vested on May 20, 2018.

Option Exercises and Stock Vested at Fiscal Year-End 2014

The following table summarizes the exercise of stock options for each named executive in fiscal 2014.

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)
Kishore Seendripu, Ph.D.	—	—
Adam C. Spice	—	—
Curtis Ling, Ph. D.	—	—
Madhukar Reddy, Ph.D.	20,400	193,097
Brian J. Sprague	—	—
Michael J. LaChance	—	—

The following table summarizes the vesting of stock awards for each named executive in fiscal 2014.

Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Kishore Seendripu, Ph.D.	111,964	954,230
Adam C. Spice	106,594	899,794
Curtis Ling, Ph.D.	54,147	465,834
Madhukar Reddy, Ph.D.	66,446	563,995
Brian J. Sprague	55,869	482,114
Michael J. LaChance	44,504	380,541

(1)	Represents the closing price of a share of our Class A common stock on the date of vesting multiplied by the number of shares that have vested.

Pension Benefits & Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and no named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2014.

Employment Arrangements

In December 2010, we entered into an offer letter agreement with Adam C. Spice. This offer letter set Mr. Spice’s base salary at an annual rate of $250,000 and provided for a target bonus of 50% of Mr. Spice’s annual base salary pursuant to our 2012 Executive Incentive Bonus Plan. In addition, pursuant to the offer letter agreement, Mr. Spice was granted an option to purchase 275,000 shares of our Class A common stock under our 2010 Equity Incentive Plan and received severance and termination protection benefits in connection with a change in control agreement, as described in the section below. Mr. Spice is also entitled to participate in all employee benefit plans, including retirement programs, group health care plans and all fringe benefit plans.

Potential Payments Upon Termination or Change of Control

Change in Control and Severance Agreements

For a description of the change-in-control and severance agreements that we have entered with our executive officers, please refer to the caption “Severance and Termination Benefits” on page 11.

Estimated Termination Payments

The following tables provide information concerning the estimated payments and benefits that would have been provided under change-in-control agreements that were in effect with our executive officers on December 31, 2014.

Except where otherwise noted, payments and benefits are estimated in the table assuming that the triggering event took place on the last business day of fiscal 2014 (December 31, 2014), and based on the closing price per share of our Class A common stock on December 31, 2014. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Terminated Without Cause or Terminated for Good Reason in Connection with a Change of Control(1)
Name	Severance Payments Attributable to Salary ($)(2)	Severance Payments Attributable to Bonus ($)(3)	Acceleration of Equity Vesting ($)(4)	Health Care Benefits ($)(5)
Kishore Seendripu, Ph.D.	600,000	400,000	1,816,358	28,019
Adam C. Spice	435,000	159,500	1,239,153	27,990
Curtis Ling, Ph.D.	255,000	114,750	809,018	6,243
Madhukar Reddy, Ph.D.	255,000	114,750	873,690	18,341
Brian J. Sprague	N/A	N/A	N/A	N/A
Michael J. LaChance	245,000	110,250	538,041	18,617

	Terminated Without Cause or Terminated for Good Reason NOT in Connection with a Change of Control(1)
Name	Severance Payments Attributable to Salary ($)(2)	Severance Payments Attributable to Bonus ($)(3)	Acceleration of Equity Vesting ($)(4)	Health Care Benefits ($)(5)
Kishore Seendripu, Ph.D.	200,000	—	—	18,679
Adam C. Spice	145,000	—	—	18,660
Curtis Ling, Ph.D.	63,750	—	—	3,121
Madhukar Reddy, Ph.D.	63,750	—	—	9,170
Brian J. Sprague	N/A	—	—	N/A
Michael J. LaChance	61,250	—	—	9,308

(1)	A termination is considered to be “in connection with a change of control” if employment with us is either (i) terminated by us or our successor without cause or (ii) terminated by the executive for good reason, and in either event, during the period beginning three (3) months prior to and ending twelve (12) months following a change of control.
(2)	The amounts shown in this column are based on the named executive officer’s base salary as of December 31, 2014.
(3)	The amounts shown in this column for the named executive officers represent a prorated amount of the executive’s target annual bonus for 2014.
(4)	The amounts shown in this column are equal to the spread value between (i) 100% of the unvested portion of all outstanding equity awards held by the named executive officer on December 31, 2014 and (ii) the difference between the closing market price on December 31, 2014 of $7.41 per share and the exercise price.
(5)	The amounts shown in this column are equal to the cost of covering the named executive officer and his or her eligible dependents coverage under our benefit plans for the applicable time periods discussed in “Severance and Termination Benefits” on page 11, assuming that such coverage is timely elected under COBRA.

Resignation of Brian J. Sprague

On December 15, 2014, Mr. Sprague resigned from his employment as our Vice President and General Manager, Broadband and Consumer. In connection with Mr. Sprague’s resignation, we entered into a separation agreement and a consulting agreement. Under the separation agreement, we agreed to pay Mr. Sprague approximately $84,300 in cash, which was determined based on the amounts to which he was entitled under our form of severance agreement for executive officers in addition to a small additional payment to cover certain expenses. Mr. Sprague has agreed to provide consulting services to us for a monthly fee of approximately $7,360. Pursuant to his separation agreement, he was also entitled to receive any 2014 bonuses for which he would otherwise be eligible under our Executive Incentive Bonus Plan. Our compensation committee approved a cash bonus payment of $96,048 on March 10, 2015 for the 2014 corporate performance period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants, and rights granted to our employees, consultants, and directors, as well as the number of shares of Class A common stock and Class B common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2014:

Plan category	Class of Common Stock	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	Class A	6,153,973	(3)	$6.5215	(4)	5,600,608
	Class B	1,321,519		4.0291		—
Equity compensation plans not approved by security holders	Class A	—		—		—
	Class B	—		—		—

Total		7,475,492		$5.6905	(4)	5,600,608

(1)	Consists of 2004 Stock Plan, 2010 Equity Incentive Plan, and 2010 Employee Stock Purchase Plan.

(2)	Our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, equal to the least of (A) 2,583,311 shares of our Class A common stock, (B) four percent (4%) of the outstanding shares of our Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year, or (C) such lesser amount as our board of directors or a designated committee acting as plan administrator may determine. Our 2010 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, equal to the least of (A) 968,741 shares of our Class A common stock, (B) one and a quarter percent (1.25%) of the outstanding shares of our Class A common stock and Class B common stock on the first day of the fiscal year, or (C) such lesser amount as our board of directors or a designated committee acting as administrator of the plan may determine.
(3)	Includes 3,512,002 shares of our Class A common stock subject to RSUs that entitle each holder to one share of Class A common stock for each such unit that vests over the holder’s period of continued service.
(4)	Calculated without taking into account the 3,512,002 shares of Class A common stock subject to outstanding RSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

Certain Beneficial Owners of MaxLinear Common Stock

The following table sets forth information, as of February 20, 2015, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than five percent of our Class A common stock or Class B common stock;

•	Each of our directors and named executive officers; and

•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o MaxLinear, Inc., 5966 La Place, Suite 100, Carlsbad, California 92008.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 30,987,609 shares of Class A common stock and 6,977,834 shares of Class B common stock outstanding at February 20, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 20, 2015, or April 21, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (“*”).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned						% Total Voting Power M&A and Incentive Plans(1)		% Total Voting Power All Other Matters(2)
	Class A Common Stock			Class B Common Stock
Name and Address of Beneficial Owner	Shares	Percentage (%)		Shares	Percentage (%)
Executive Officers and Directors:
Kishore Seendripu, Ph.D.(3)	336,699	1.08		4,233,728	58.08		41.00		11.88
Adam C. Spice(4)	273,966		*	—	—			**		**
Curtis Ling, Ph.D.(5)	225,070		*	763,309	10.81		7.72		2.59
Madhukar Reddy, Ph.D.(6)	190,790		*	314,373	4.36		3.23		1.32
Michael J. LaChance(7)	129,011		*	—	—			**		**
Steven C. Craddock(8)	94,301		*	—	—			**		**
Albert J. Moyer(9)	87,537		*	34,575		*		**		**
Thomas E. Pardun(10)	87,537		*	34,575		*		**		**
Donald E. Schrock(11)	87,537		*	34,575		*		**		**
All directors and executive officers as a group (11 people)(12)	1,729,594	5.45		5,415,135	70.15		51.30		18.11
5% Stockholders:
FMR LLC(13)	2,005,682	6.47		—	—		1.99		5.28
Black Rock, Inc.(14)	1,894,001	6.11		—	—		1.88		4.99
William Blair & Company, LLC(15)	1,770,328	5.71		—	—		1.76		4.66

(*)	Represents beneficial ownership of less than 1%.
(**)	Represents voting power of less than 1%.
(1)	Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to one vote per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote, except that the Class B common stock will vote separately as required by law and as follows: (A) the Class B common stock will be entitled to vote as a separate class with respect to the election of two members of our board of directors that are designated as Class B directors (currently, Dr. Seendripu and Dr. Ling), and (B) the Class B common stock will have ten votes per share in connection with (i) approving transactions that result in a change of control of us, and (ii) that relate to certain increases to our equity incentive plans. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis. This column represents the voting power percentage of each such stockholder with respect to matters in connection with approving transactions that result in a change of control of us or that relate to our equity incentive plans.
(2)	Represents the voting power percentage of each such stockholder with respect to all other matters that are submitted to the stockholders for a vote other than in connection with approving transactions that result in a change of control of us or that relate to our equity incentive plans.
(3)	Class A common stock includes (a) 202,379 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 134,320 shares of Class A common stock held by Dr. Seendripu. Class B common stock includes (a) 312,149 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 3,921,579 shares of Class B common stock held by Dr. Seendripu.
(4)	Class A common stock includes (a) 103,865 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 170,101 shares of Class A common stock held by Mr. Spice.
(5)	Class A common stock includes (a) 147,126 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 77,944 shares of Class A common stock held by Dr. Ling. Class B common stock includes (a) 86,470 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 676,839 shares of Class B common stock held by Dr. Ling.
(6)	Class A common stock includes (a) 94,593 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 96,197 shares of Class A common stock held by Dr. Reddy. Class B common stock includes (a) 239,005 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 75,368 shares of Class B common stock held by Dr. Reddy.
(7)	Class A common stock includes (a) 66,101 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 62,910 shares of Class A common stock held by Mr. LaChance.
(8)	Class A common stock includes (a) 38,770 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 55,531 shares of Class A common stock held by Mr. Craddock.
(9)	Class A common stock includes (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 55,531 shares of Class A common stock held by Mr. Moyer. Class B common stock includes 34,575 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015.
(10)	Class A common stock includes (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 55,531 shares of Class A common stock held by Mr. Pardun. Class B common stock includes 34,575 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015.
(11)	Class A common stock includes (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 55,531 shares of Class A common stock held by Mr. Schrock. Class B common stock includes 34,575 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015.
(12)	Class A common stock includes (a) 753,549 shares of Class A common stock subject to options exercisable within 60 days of February 20, 2015; and (c) 976,045 shares of Class A common stock held of record by the current directors and executive officers. Class B common stock includes (a) 741,349 shares of Class B common stock subject to options exercisable within 60 days of February 20, 2015; and (b) 4,673,786 shares of Class B common stock held of record by the current directors and executive officers.
(13)	Based solely on the most recently available Schedule 13G/A filed by FMR LLC with the SEC on February 13, 2015. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. FMR LLC, Edward C. Johnson 3d, and Abigail P. Johnson have the power to dispose or to direct the disposition of all 2,005,682 shares of Class A common stock. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or Fidelity Co, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.
(14)	Based solely on the most recently available Schedule 13G filed with the SEC on February 2, 2015 for beneficial ownership as of December 31, 2014. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022. BlackRock, Inc. has sole voting power with respect to 1,738,540 shares of Class A common stock and sole dispositive power with respect to 1,894,001 shares of Class A common stock.
(15)	Based solely on the most recently available Schedule 13G/A filed with the SEC on February 4, 2015 for beneficial ownership as of December 31, 2014. The address of William Blair & Company, LLC is 222 West Adams Street, Chicago, Illinois 60606. William Blair & Company, LLC has sole voting and sole dispositive power with respect to all 1,770,328 shares of Class A common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Change in Control Agreements

We have entered into agreements providing termination and change of control benefits to certain of our executive officers as described under the caption “Executive Compensation, Potential Payments Upon Termination or Change of Control” above.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our directors, executive officers, and certain controlling persons. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law.

Policy Concerning Audit Committee Approval of Related Person Transactions

Our board of directors and audit committee has adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

As a company listed on the New York Stock Exchange, or NYSE, we are required under NYSE listing requirements to maintain a board comprised of a majority of “independent” directors, as determined affirmatively by our board. In March 2015, our board of directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that directors Steven C. Craddock, Albert J. Moyer, Thomas E. Pardun, and Donald E. Schrock, representing a majority of our directors, are “independent directors” as defined under the rules of the NYSE. Kishore Seendripu, Ph.D. and Curtis Ling, Ph.D. are not considered independent directors because of their employment as our chief executive officer and chief technical officer, respectively.

Audit Committee. Our audit committee currently consists of directors Albert J. Moyer, Thomas E. Pardun, and Steven C. Craddock. Mr. Moyer is the chairman of the audit committee. Our board of directors has determined that each of the members of our audit committee is independent and financially literate under the current rules and regulations of the SEC and the NYSE and that Mr. Moyer qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Compensation Committee. Our compensation committee is currently comprised of Thomas E. Pardun, Steven C. Craddock, and Donald E. Schrock, each of whom qualifies as an independent director under the applicable rules and regulations of the SEC and the NYSE. Mr. Pardun is the chairman of our compensation committee. Our compensation committee oversees our corporate compensation programs.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Steven C. Craddock, Albert J. Moyer, and Donald E. Schrock, each of whom qualifies as an independent director under the applicable rules and regulations of the SEC and the NYSE. Mr. Schrock is the chairman of the nominating and governance committee. Our nominating and governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2015. During 2014, Ernst & Young LLP served as our independent registered public accounting firm and also provided certain tax and audit-related services.

Principal Accounting Fees and Services

The following table presents fees billed for professional audit and other services rendered to us by Ernst & Young LLP for the years ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit Fees	$708,030	$589,935
Audit-Related Fees(1)	1,995	1,995
Tax Fees(2)	40,558	65,162
All Other Fees	—	—

Total	$750,583	$657,092

(1)	Audit-related fees relate to online subscription for accounting information.
(2)	Tax fees include analysis of research and development tax credits and net operating loss carryforwards and general tax consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding auditor independence, our audit committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management submits a list of services falling within the four categories below expected to be rendered by the firm during that year and the related fees to the audit committee for approval.

1. Audit services include audit work performed on the financial statements, as well as work, including information systems and procedural review and testing, that is required to be performed by the independent registered public accounting firm to allow the firm to form an opinion on our financial statements. Audit services also include services that only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters and statutory audits.

2. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and/or internal control over financial reporting or that are traditionally performed by the independent registered public accounting firm and include due diligence related to mergers and acquisitions, audits of employee benefit plans and special procedures required to meet certain regulatory requirements.

3. Tax services include services such as tax compliance, tax planning and tax advice, as long as such services do not impair the independence of the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence.

4. All other services are those services not captured in the audit, audit-related, or tax categories.

Prior to engagement, the audit committee pre-approves the independent registered public accounting firm’s services within each of the four categories described above and the fees for each category are budgeted. The audit committee requires the independent registered public accounting firm and management to report actual fees versus the budgeted amount periodically throughout the year by category of services. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members provided that such member must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of services other than audit services by Ernst & Young LLP is consistent with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

1. Financial Statements

The consolidated financial statements of MaxLinear, Inc. were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2014.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2014, 2013 and 2012 was previously filed with MaxLinear’s Annual Report on Form 10-K for the year ended December 31, 2014. All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes, which were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2014.

3. Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Amendment No. 1 for the fiscal year ended December 31, 2014.

Exhibit Number	Exhibit Title
*3.2	Registrant’s Amended and Restated Bylaws, as amended to date.
*31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Exhibits

See Item 15(a)(3) above.

(c) Schedules

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC. (Registrant)

	By:	/s/ Kishore Seendripu, Ph.D.
Date: March 11, 2015		Kishore Seendripu, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kishore Seendripu, Ph.D. Kishore Seendripu, Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2015

/s/ Adam C. Spice Adam C. Spice	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015

* Thomas E. Pardun	Lead Director	March 11, 2015

* Steven C. Craddock	Director	March 11, 2015

* Curtis Ling, Ph.D.	Director	March 11, 2015

* Albert J. Moyer	Director	March 11, 2015

* Donald E. Schrock	Director	March 11, 2015

*By:	/s/ Kishore Seendripu, Ph.D.
Kishore Seendripu, Ph.D. Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Title
*3.2	Registrant’s Amended and Restated Bylaws, as amended to date.
*31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.