Form 10-Q
period 2015-03-31
MAXLINEAR INC
filed 2015-05-06
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 23, 2015, the registrant has 31,364,229 shares of Class A common stock, par value $0.0001, and 6,970,834 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,769	$20,696
Short-term investments, available-for-sale	42,173	48,399
Accounts receivable, net	20,666	18,523
Inventory	12,849	10,858
Prepaid expenses and other current assets	3,574	2,438
Total current assets	102,031	100,914
Property and equipment, net	11,264	12,441
Long-term investments, available-for-sale	16,332	10,256
Intangible assets, net	10,191	10,386
Goodwill	1,201	1,201
Other long-term assets	490	513
Total assets	$141,509	$135,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,526	$7,509
Deferred revenue and deferred profit	3,633	3,612
Accrued price protection liability	12,665	10,018
Accrued expenses and other current liabilities	7,601	5,548
Accrued compensation	8,433	6,559
Total current liabilities	39,858	33,246
Other long-term liabilities	3,522	3,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 31,311 and 30,927 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,972 and 6,984 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	181,614	177,912
Accumulated other comprehensive income (loss)	22	(25)
Accumulated deficit	(83,511)	(78,789)
Total stockholders’ equity	98,129	99,102
Total liabilities and stockholders’ equity	$141,509	$135,711
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$35,396	$32,501
Cost of net revenue	13,725	12,448
Gross profit	21,671	20,053
Operating expenses:
Research and development	15,281	13,095
Selling, general and administrative	10,944	7,761
Total operating expenses	26,225	20,856
Loss from operations	(4,554)	(803)
Interest income	70	61
Interest expense	—	—
Other expense, net	(34)	(12)
Loss before provision for income taxes	(4,518)	(754)
Provision for income taxes	204	108
Net loss	$(4,722)	$(862)
Net loss per share:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)
Shares used to compute net loss per share:
Basic	38,015	35,369
Diluted	38,015	35,369

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(4,722)	$(862)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three months ended March 31, 2015 and 2014, respectively	35	(1)
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2015 and 2014, respectively	12	(1)
Other comprehensive income (loss)	47	(2)
Total comprehensive loss	$(4,675)	$(864)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net loss	$(4,722)	$(862)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	1,639	1,134
Amortization of investment premiums, net	149	210
Stock-based compensation	3,719	3,393
Deferred income taxes	—	11
Changes in operating assets and liabilities:
Accounts receivable	(2,143)	(1,320)
Inventory	(1,991)	(1,010)
Prepaid and other assets	(416)	(42)
Accounts payable, accrued expenses and other current liabilities	2,832	590
Accrued compensation	1,874	2,039
Deferred revenue and deferred profit	21	529
Accrued price protection liability	2,647	(637)
Other long-term liabilities	159	56
Net cash provided by operating activities	3,768	4,091
Investing Activities
Purchases of property and equipment	(1,024)	(1,445)
Purchases of available-for-sale securities	(16,153)	(18,699)
Maturities of available-for-sale securities	16,190	18,195
Net cash used in investing activities	(987)	(1,949)
Financing Activities
Net proceeds from issuance of common stock	248	49
Minimum tax withholding paid on behalf of employees for restricted stock units	(265)	(136)
Deferred issuance costs	(697)	—
Net cash used in financing activities	(714)	(87)
Effect of exchange rate changes on cash and cash equivalents	6	(5)
Increase in cash and cash equivalents	2,073	2,050
Cash and cash equivalents at beginning of period	20,696	26,450
Cash and cash equivalents at end of period	$22,769	$28,500
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$55	$17
Supplemental disclosures of non-cash activities:
Accrued purchases of property and equipment	$87	$2,009
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
Acquisition of Entropic Communications, Inc.
On April 30, 2015, the Company completed its acquisition of Entropic Communications, Inc. (Entropic). Pursuant to the terms of the merger agreement dated as of February 3, 2015, by and among the Company, Entropic, and two wholly-owned subsidiaries of the Company, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s Class A common stock. The Company paid an aggregate of approximately $111.0 million and issued an aggregate of 20.4 million shares of the Company’s Class A common stock, to the stockholders of Entropic. In addition, the Company assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). The Company has not made all of the remaining disclosures required by ASC 805-10-50-2, Business Combinations, as it is currently in the process of completing the purchase accounting for the acquisition. The Company used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, its own cash and cash equivalents.
In connection with the Company’s acquisition of Entropic and to address issues primarily relating to the integration of the Company and Entropic businesses, the Company terminated the employment of 56 Entropic employees, effective as of May 1, 2015, and 6 Entropic employees, effective as of May 6, 2015. The Company currently expects to recognize associated non-recurring severance charges of approximately $5 million in the three and six months ended June 30, 2015 related to these terminations.
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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.
Use of Estimates

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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 21% of net revenue for the three months ended March 31, 2015. Revenues from the Company’s distributors accounted for 29% of net revenue for the three months ended March 31, 2014. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company reverses the accrual for unclaimed price protection amounts as specific programs contractually end or when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 5 for a summary of the Company's price protection activity.
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
Goodwill and Intangible Assets

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, and technologies acquired or licensed from other companies. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful life. Technologies acquired or licensed from other companies are capitalized and amortized over the lessor of the terms of the agreement, or estimated useful life, not to exceed three years. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
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
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews indefinite-lived intangible assets for impairment as of October 31, the date of its annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. Once an IPR&D project is complete, it becomes a definite lived intangible asset and is evaluated for impairment both immediately prior to its change in classification and thereafter in accordance with the Company's policy for long-lived assets.
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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

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

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss	$(4,722)	$(862)
Denominator:
Weighted average common shares outstanding—basic	38,015	35,369
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	38,015	35,369
Net loss per share:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)
The Company excluded 3.3 million and 3.0 million common stock equivalents for the three months ended March 31, 2015 and 2014, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Business Combination
Acquisition of Entropic Communications, Inc.
For information on this business combination, please refer to the information presented in Note 1 - Organization and Summary of Significant Accounting Policies - Acquisition of Entropic Communications, Inc. of these unaudited consolidated financial statements.
Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd. (“Physpeed”), a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. $1.1 million of the consideration payable to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement. The escrow release date is twelve months following the closing date of October 31, 2014. In addition, the definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed which will be paid over a two year period contingent upon continued employment and potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The Company had also entered into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or shares of MaxLinear Class A common stock based on the achievement of certain 2015 and 2016 revenue milestones.
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
The fair value of the acquired identifiable intangible assets of $10.0 million consists of developed technology of $2.7 million and IPR&D of $7.3 million. Both the developed technology and IPR&D are related to optical interconnect interface physical layers products and the estimated useful lives have been assessed to be seven years for the developed technology. Developed technology will be amortized immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset. The fair value of the developed technology and IPR&D was determined using the multi-period excess earnings method, or MPEEM. The MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to their net present value. Significant factors considered in the calculation were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates.
Compensation Arrangements

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

In connection with the acquisition of Physpeed, the Company has agreed to pay additional consideration in future periods. There was a holdback of the merger proceeds whereby the former principal shareholders of Physpeed will be paid a quarterly amount of $0.2 million beginning on January 31, 2015 and ending on October 31, 2016 for a total of $1.7 million. Certain employees of Physpeed will be paid a total of $0.1 million of which $0.07 million will be paid in 2015 and $0.05 million will be paid in 2016. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period. The Company also agreed to a working capital adjustment of $0.04 million that was settled by December 31, 2014.
Earn-Out
The contingent earn-out consideration has an estimated fair value of $0.3 million at the date of acquisition. The earn-out is payable up to $0.75 million to the former shareholders of Physpeed. The 2015 earn-out is based on $0.375 million multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2016 earn-out is based on $0.375 million multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. Subsequent changes to the fair value will be recorded through earnings. The fair value of the earn-out was $0.1 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively. The change in the fair value of the earn-out was primarily due to revisions to the Company's expectations of earn-out achievement.
RSU Awards
The Company will grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2015 and 2016 revenue targets are met contingent upon continued employment. The total maximum amounts of these RSUs are $3.25 million. These participants will be eligible to receive $1.625 million of the RSUs in 2015 and $1.625 million in 2016.
The RSUs granted in 2015 will be based on the calculation of the 2015 maximum revenue RSU amount multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2015 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2015 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is the third trading date prior to the 2015 determination date (no later than ten business days after filing the Form 10-K for the 2015 fiscal year)). Qualifying revenues are the net revenues recognized in the 2015 fiscal year directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The RSUs granted in 2016 will be based on the calculation of the 2016 maximum revenue RSU amount multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. The 2016 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2016 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is the third trading date prior to the 2016 determination date (no later than ten business days after filing the Form 10-K for the 2016 fiscal year)). Qualifying revenues are the net revenues recognized in the 2016 fiscal year directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The Company will record compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company will record compensation expense for the 2016 RSUs over a 26 month service period from October 31, 2014 through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $0.2 million at March 31, 2015.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

4. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$2,000	$—	$—	$2,000
Government debt securities	25,116	8	(5)	25,119
Corporate debt securities	33,396	6	(16)	33,386
	60,512	14	(21)	60,505
Less amounts included in cash and cash equivalents	(2,000)	—	—	(2,000)
	$58,512	$14	$(21)	$58,505

Fair Value at March 31, 2015
Liabilities
Contingent Consideration	$82
Total	$82

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$1,858	$—	$—	$1,858
Government debt securities	27,154	5	(8)	27,151
Corporate debt securities	31,543	3	(42)	31,504
	60,555	8	(50)	60,513
Less amounts included in cash and cash equivalents	(1,858)	—	—	(1,858)
	$58,697	$8	$(50)	$58,655

Fair Value at December 31, 2014
Liabilities
Contingent Consideration	$265
Total	$265
As of March 31, 2015, the Company held 22 corporate debt securities with an aggregate fair value of $34.0 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.02 million at March 31, 2015 represent temporary impairments on corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of March 31, 2015.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of March 31, 2015 and December 31, 2014, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of March 31, 2015 and December 31, 2014 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.64% to 0.34% and 0.54% to 0.33% at March 31, 2015 and December 31, 2014, respectively. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2015
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$2,000	$2,000	$—	$—
Government debt securities	25,119	—	25,119	—
Corporate debt securities	33,386	—	33,386	—
	$60,505	$2,000	$58,505	$—
Liabilities
Contingent consideration	$82	$—	$—	$82
	$82	$—	$—	$82

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,858	$1,858	$—	$—
Government debt securities	27,151	—	27,151	—
Corporate debt securities	31,504	—	31,504	—
	$60,513	$1,858	$58,655	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265
The following summarizes the activity in Level 3 financial instruments:

	March 31, 2015	December 31, 2014
Contingent Consideration (1)
Beginning balance	$265	$—
Issues	—	265
(Gain) loss recognized in earnings (2)	(183)	—
Ending balance	$82	$265
Net gain (loss) for the period included in earnings attributable to contingent consideration held at the end of the period:	$183	$—
(1) In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of certain 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the statement of operations.
(2) Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company's expectations of earn-out achievement.
There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 31, 2015.
5. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$22,769	$20,696
Short-term investments	42,173	48,399
Long-term investments	16,332	10,256
	$81,274	$79,351
Inventory consists of the following:

	March 31, 2015	December 31, 2014
Work-in-process	$6,859	$4,169
Finished goods	5,990	6,689
	$12,849	$10,858

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2015	December 31, 2014
Furniture and fixtures	5	$757	$735
Machinery and equipment	3 -5	12,864	12,695
Masks and production equipment	2	8,672	8,672
Software	3	1,193	905
Leasehold improvements	4 -5	4,451	4,451
Construction in progress	N/A	68	276
		28,005	27,734
Less accumulated depreciation and amortization		(16,741)	(15,293)
		$11,264	$12,441
Intangible assets, net consist of the following:

	Weighted Average Amortization Period (in Years)	March 31, 2015	December 31, 2014
Licensed technology	3	$2,821	$2,821
Developed technology	7	3,100	2,700
Less accumulated amortization		(2,630)	(2,435)
		3,291	3,086
In-process research and development		6,900	7,300
		$10,191	$10,386
The following table presents future amortization of the Company’s intangible assets at March 31, 2015:

Amortization
2015	$571
2016	555
2017	443
2018	443
2019	443
Thereafter	836
Total	$3,291
Deferred revenue and deferred profit consist of the following:

	March 31, 2015	December 31, 2014
Deferred revenue—rebates	$43	$21
Deferred revenue—distributor transactions	5,512	5,585
Deferred cost of net revenue—distributor transactions	(1,922)	(1,994)
	$3,633	$3,612

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$10,018	$15,017
Charged as a reduction of revenue	6,009	6,677
Reversal of unclaimed rebates	(12)	(242)
Payments	(3,350)	(7,072)
Ending balance	$12,665	$14,380
Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	2,623	422
Accrued litigation costs	673	560
Other	1,305	1,566
	$7,601	$5,548
6. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2015 was $8.22. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2014 was $9.93. No stock options were granted during the three months ended March 31, 2015 and 2014.
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended March 31,
	2015	2014
Cost of net revenue	$35	$29
Research and development	2,340	2,194
Selling, general and administrative	1,344	1,170
	$3,719	$3,393
Employee Benefit Plans
At March 31, 2015, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan. Upon the closing of the initial public offering in March 2010, all stock awards are issued under the 2010 Equity Incentive Plan and are no longer issued under the 2004 Stock Plan.
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
On January 1, 2015, 1.5 million shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Equity Incentive Plan pursuant to an “evergreen” provision contained in the 2010 Equity Incentive Plan.
2010 Employee Stock Purchase Plan
The 2010 Employee Stock Purchase Plan, or ESPP, is implemented through a series of offerings of purchase rights to eligible employees. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s Class A common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase.
On January 1, 2015, 0.5 million shares of Class A common stock were automatically added to the shares authorized for issuance under the ESPP pursuant to an “evergreen” provision contained in the ESPP.
Executive Incentive Bonus Plan
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under its 2010 Equity Incentive Plan with the number of shares issuable to plan participants determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, the Company settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. The Company issued 0.6 million shares of its Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014.
At December 31, 2014, an accrual of $3.1 million was recorded for bonus awards for employees for the 2014 performance period, which the Company intends to settle in shares of its Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange on the issuance date, expected to occur in May 2015.
Common Stock
At March 31, 2015, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The Company recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2015. The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2014. The provision for income taxes for the three months ended March 31, 2015 and 2014 primarily relates to income tax in certain foreign jurisdictions.
During the three months ended March 31, 2015, the Company’s unrecognized tax benefits increased by $0.1 million. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2015 were $0.05 million and $0.02 million, respectively.
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. Any impact from the audit was included in the 2013 financial statements. The Company is not currently under examination in any other jurisdictions.
8. Commitments and Contingencies
Entropic Communications Merger Litigation
The Delaware Actions
Beginning on February 9, 2015, eleven stockholder class action complaints (captioned Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., C.A. No. 10632-VCP (filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (filed Feb. 12, 2015); Saggar v. Padval, et al., C.A. No. 10661-VCP (filed Feb. 13, 2015); Iyer v. Tewksbury, et al., C.A. No. 10665-VCP (filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (filed Feb. 18, 2015)) were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of Entropic Communications, Inc. stockholders. The complaints name Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that Entropic, MaxLinear, and/or the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order declaring the merger agreement unlawful and unenforceable, in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the class, imposition of a constructive trust, damages, and/or attorneys’ fees and costs.
On March 27, 2015, plaintiffs Ankur Saggar, Jon Werbowsky, and Angelo Agosti filed an amended class action complaint. Also on March 27, 2015, plaintiffs Martin Wohl and Jeffrey Park filed an amended class action complaint. On April 1, 2015, plaintiff Mark Respler filed an amended class action complaint.
On April 16, 2015, the Court entered an order consolidating the Delaware actions, captioned In re Entropic Communications, Inc. Consolidated Stockholders Litigation, C.A. No. 10631-VCP (the “Consolidated Action”). The April 16, 2015 order appointed plaintiffs Rama Iyer and Jon Werbowsky as Co-Lead Plaintiffs and designated the amended complaint filed by plaintiffs Ankur Saggar, Jon Werbowsky, and Angelo Agosti as the operative complaint (the “Amended Complaint”).
The Amended Complaint names as defendants Entropic, the board of directors of Entropic, the Company, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC. The Amended Complaint generally alleges that, in connection with the proposed acquisition of Entropic by the Company, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to maximize the value of Entropic to its stockholders, engaging in a purportedly unfair and conflicted sale process, agreeing to allegedly preclusive deal protection devices in the merger agreement, and allegedly misrepresenting and/or failing to disclose all material information in connection with the proposed transaction. The Amended Complaint further alleges that the Company and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The Amended Complaint seeks, among other things: an order declaring the merger agreement unlawful and unenforceable, an order rescinding, to the extent already implemented, the merger agreement, an order enjoining defendants from consummating the proposed transaction, imposition of a constructive trust, and attorneys’ and experts’ fees and costs.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

On April 24, 2015, the parties to the Consolidated Action entered into a memorandum of understanding regarding a proposed settlement of the Delaware actions. The proposed settlement is subject to negotiation of the settlement papers by the parties and is subject to court approval after notice and an opportunity to object is provided to the proposed settlement class. There can be no assurance that the parties will reach agreement regarding the final terms of the settlement agreement or that the Court of Chancery will approve the settlement.
The California State Court Actions
Beginning on February 10, 2015, two stockholder class action complaints (captioned Krasinski v. Entropic Communications, Inc., et al., Case No. 37-2015-00004613-CU-SL-CTL (filed Feb. 10, 2015); and Khoury v. Entropic Communications, Inc., et al., Case No. 37-2015-00004737-CU-SL-CTL (filed Feb. 11, 2015)) were filed in the Superior Court of the State of California County of San Diego on behalf of a putative class of Entropic stockholders. The complaints name Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, and awarding plaintiffs costs, including attorneys’ and experts’ fees.
On March 16, 2015, the court entered an order granting the plaintiff’s request to dismiss the Khoury action without prejudice. On March 19, 2015, the court entered an order granting the plaintiff’s request to dismiss the Krasinski action without prejudice.
The California Federal Court Actions
Beginning on February 25, 2015, two stockholder complaints (captioned Badolato v. MaxLinear, Inc., et al., Case No. 15-cv-0426-BAS (filed Feb. 25, 2015); and Mouw v. MaxLinear, Inc., et al., Case No. 15-cv-0464-WQH (filed Mar. 2, 2015)) were filed in the United States District Court for the Southern District of California on behalf of a putative class of Entropic stockholders and, derivatively, on behalf of Entropic. The complaints name the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants, and name Entropic as a nominal party. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, and awarding plaintiffs costs, including attorneys’ and experts’ fees. On March 6, 2015, the Entropic and the individual defendants in the Badolato action filed a motion to dismiss the complaint for forum non conveniens because Entropic’s bylaws contain a mandatory forum selection clause mandating that shareholder actions, such as this, be brought in state court in Delaware.
On March 30, 2015, plaintiffs Badolato and Mouw filed an amended complaint in the first-filed action, Case No. 15-cv-00426-BAS-KSC (the “Federal Action”), and plaintiff Mouw voluntarily dismissed the later filed action, Mouw v. MaxLinear, Inc., et al., Case No. 15-cv-0046, on March 30, 2015. The amended complaint names as defendants Entropic Communications, Inc., the members of the Entropic board of directors, the Company, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC. The amended complaint asserts claims against the individual defendants for alleged breaches of fiduciary duty in connection with the proposed sale of Entropic to the Company pursuant to an allegedly unfair process and for an allegedly unfair price and asserts claims against Entropic, MaxLinear, and the merger subsidiaries for allegedly aiding and abetting the individual defendants’ alleged breaches of fiduciary duties. The amended complaint asserts claims against all of the defendants for alleged violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 for alleged misrepresentations and omissions in the Form S-4 registration statement filed with the SEC on March 12, 2015 and amended on March 25, 2015. The amended complaint also asserts a claim for alleged violations of Section 20(a) of the Exchange Act against the individual defendants and the Company. The amended complaint seeks a judgment declaring, among other things, that the Form S-4 was materially misleading in violation of Section 14(a) of the Exchange Act and Rule 14a-9, awarding plaintiffs and the members of the putative class compensatory and/or rescisssory damages, awarding plaintiffs and the members of the putative class pre-judgment and post-judgment interest, as well as attorneys’ fees, expert witness fees, and costs, and granting equitable and/or injunctive relief.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

On April 6, 2015, the district court entered an order terminating defendants’ motion to dismiss the Badolato complaint as moot in light of the filing of an amended complaint.
On April 22, 2015, plaintiffs Anthony Badalato and Brad Mouw filed a notice of voluntary dismissal of the Federal Action without prejudice.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that the Company infringes U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming the Company, Sharp, Sharp Electronics, and VIZIO (“the “ITC Investigation”). On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. (collectively, with the Company, Sharp and VIZIO, the “Company Respondents”). CrestaTech’s ITC complaint alleges a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleges infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of the Company's television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners.
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the target date for completing the ITC investigation is currently June 29, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation.
In addition, the Company has filed four petitions for inter partes review of the two asserted CrestaTech patents, including the three claims that the ID stated the Company infringed and that were not determined to be invalid. The Patent Trial and Appeal Board will likely decide whether to institute review proceedings in or about July 2015.
In view of the initial ruling in the ITC Investigation of no violation, the Company has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
9. Subsequent Events
Acquisition of Entropic Communications, Inc.
For information on this subsequent event, please refer to the information presented in Note 1 – Organization and Summary of Significant Accounting Policies – Acquisition of Entropic Communications, Inc. of these unaudited consolidated financial statements.
Entropic Communications Merger Litigation
For information on this subsequent event please refer to Note 8 – Commitments and Contingencies - Entropic Communications Merger Litigation of these unaudited consolidated financial statements.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $133.1 million in fiscal 2014. In the three months ended March 31, 2015 and 2014, respectively, our net revenue was derived primarily from sales of cable modems and gateways and global digital RF receiver products for analog and digital television applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes and cable modems and gateways for the cable and satellite industries.
Products shipped to Asia accounted for 91% and 97% of net revenue in the three months ended March 31, 2015, and March 31, 2014, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the three months ended March 31, 2015 and 2014 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the three months ended March 31, 2015 and 2014 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2015, two of our customers accounted for 43% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. In the three months ended March 31, 2014, one of our customers accounted for 34% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
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
Recent Developments
On April 30, 2015, we completed our acquisition of Entropic Communications, Inc., or Entropic. Pursuant to the terms of the merger agreement dated as of February 3, 2015 that we entered into with Entropic and two of our wholly-owned subsidiaries, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of our Class A common stock. We paid an aggregate of approximately $111.0 million and issued an aggregate of 20.4 million shares of our Class A common stock, to the stockholders of Entropic. In addition, we assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). We used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, our own cash and cash equivalents. The integration and fair value of acquired Entropic assets and liabilities will impact our post-acquisition financial condition and results of operations.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, production masks, income taxes, stock-based compensation, goodwill and intangible assets and impairment of goodwill and long-lived assets. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
There were no significant changes during the quarter ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K filed with the SEC on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.
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
Comparison of the Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014
The following table presents a comparison of each line item in the consolidated statements of operations as a percentage of revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net revenue	100%	100%
Cost of net revenue	39	38
Gross profit	61	62
Operating expenses:
Research and development	43	40
Selling, general and administrative	31	24
Total operating expenses	74	64
Loss from operations	(13)	(2)
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Loss before provision for income taxes	(13)	(2)
Provision for income taxes	1	—
Net loss	(14)%	(2)%

Net Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Cable	$23,472	$21,878	7%
% of net revenue	66%	67%
Terrestrial	11,924	10,623	12%
% of net revenue	34%	33%
Total net revenue	$35,396	$32,501	9%
The increase in net revenue in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to $1.6 million of growth in cable applications, contributed primarily by media server and DOCSIS 3.0 data gateway applications, which offset declines in other cable video applications. Growth in terrestrial revenue of $1.3 million was driven primarily by satellite and terrestrial set-top box applications, which offset declines in revenue from TV and auto applications.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of net revenue	$13,725	$12,448	10%
% of net revenue	39%	38%
Gross profit	21,671	20,053	8%
% of net revenue	61%	62%
The decline in the gross profit percentage for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was due to the average selling prices of certain key products declining at a quicker rate than declines in their average manufacturing costs, driven primarily by higher manufacturing overhead expenses as a percentage of revenue.
We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Research and development	$15,281	$13,095	17%
% of net revenue	43%	40%
The increase in research and development expense for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $0.7 million, combined increases in design tools, prototype, and occupancy expenses of $0.7 million, and severance expenses related to our exit of R&D related activities in Shanghai, China of $0.6 million. The increases in the headcount-related items are primarily due to increases in our average full-time-equivalent headcount compared to the same three month period of the prior year. The non-headcount related increases are primarily due to increased project related prototyping and design tools usage, and several facilities relocation and facilities expansions in Bangalore, India and Carlsbad, California.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
Selling, general and administrative	$10,944	$7,761	41%
% of net revenue	31%	24%
The increase in selling, general and administrative expense in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to transaction costs associated with our Entropic acquisition of $2.5 million, an increase in headcount-related items (including stock-based compensation) of $0.2 million and an increase in non-recurring legal fees of $0.3 million.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Interest and Other Income (Expense)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest income	$70	$61
Interest expense	—	—
Other expense, net	(34)	(12)
Interest income increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher cash equivalent and investment balances. Other expense, net in the three months ended March 31, 2015 and 2014 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Provision for income taxes	$204	$108
The provision for income taxes for the three months ended March 31, 2015 was $0.2 million or approximately (4.5)% of pre-tax loss compared to a provision for income taxes of $0.1 million or approximately (14.3)% for the three months ended March 31, 2014. The provision for income taxes for the three months ended March 31, 2015 and 2014 primarily relates to income tax in foreign jurisdictions. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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
Subsequent Events

Acquisition of Entropic Communications, Inc.
For information on this subsequent event, please refer to the information presented in Note 1 – Organization and Summary of Significant Accounting Policies – Acquisition of Entropic Communications, Inc. to our unaudited consolidated financial statements.
Entropic Communications Merger Litigation
For information on this subsequent event please refer to Note 8 – Commitments and Contingencies - Entropic Communications Merger Litigation to our unaudited consolidated financial statements.
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $22.8 million, short- and long-term investments of $58.5 million, and net accounts receivable of $20.7 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Working capital	$62,173	$67,668
Cash and cash equivalents	$22,769	$20,696
Short-term investments	42,173	48,399
Long-term investments	16,332	10,256
Total cash and cash equivalents and investments	$81,274	$79,351
Cash Flows from Operating Activities
Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2015. Net cash provided by operating activities primarily consisted of $5.5 million in non-cash operating expenses and $3.0 million in changes in operating assets and liabilities, partially offset by a net loss of $4.7 million. Non-cash items included in net loss for the three months ended March 31, 2015 included depreciation and amortization expense of $1.6 million, amortization of net investment premiums of $0.1 million, and stock-based compensation of $3.7 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2015. Net cash used in investing activities consisted of $16.2 million in purchases of securities and $1.0 million in purchases of property and equipment, offset by $16.2 million in maturities of securities. Net cash used in investing activities was $1.9 million for the three months ended March 31, 2014. Net cash used in investing activities consisted of $18.7 million in purchases of securities and $1.4 million in purchases of property and equipment, offset by $18.2 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $0.2 million in net proceeds from issuance of common stock, offset by $0.3 million in minimum tax withholding paid on behalf of employees for restricted stock units. Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of $0.05 million in net proceeds from issuance of common stock, offset by $0.1 million in minimum tax withholding paid on behalf of employees for restricted stock units.
We believe that our $22.8 million of cash and cash equivalents and $58.5 million in short- and long-term investments at March 31, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of March 31, 2015 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. At December 31, 2014, an accrual of $3.1 million was recorded for bonus awards for employees for the 2014 performance period, which we intend to settle in shares of our Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on the issuance date, expected to occur in May 2015.
Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. In particular, we may determine that we need to seek additional funding as our liquidity may be adversely affected as a result of the payment of the cash portion of the merger consideration. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
On April 30, 2015, we completed the acquisition of Entropic. We paid an aggregate of approximately $111.0 million and issued an aggregate of 20.4 million shares of our Class A common stock, to the stockholders of Entropic. The acquisition of Entropic may result in our seeking debt financing as management may determine necessary to ensure appropriate levels of working capital for the operation of the combined business of Entropic and MaxLinear.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.

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
Interest Rate Risk
We had cash and cash equivalents of $22.8 million at March 31, 2015 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Entropic Communications Merger Litigation
The Delaware Actions
Beginning on February 9, 2015, eleven stockholder class action complaints (captioned Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., C.A. No. 10632-VCP (filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (filed Feb. 12, 2015); Saggar v. Padval, et al., C.A. No. 10661-VCP (filed Feb. 13, 2015); Iyer v. Tewksbury, et al., C.A. No. 10665-VCP (filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (filed Feb. 18, 2015)) were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of Entropic Communications, Inc. stockholders. The complaints name Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that Entropic, MaxLinear, and/or the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order declaring the merger agreement unlawful and unenforceable, in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the class, imposition of a constructive trust, damages, and/or attorneys’ fees and costs.
On March 27, 2015, plaintiffs Ankur Saggar, Jon Werbowsky, and Angelo Agosti filed an amended class action complaint. Also on March 27, 2015, plaintiffs Martin Wohl and Jeffrey Park filed an amended class action complaint. On April 1, 2015, plaintiff Mark Respler filed an amended class action complaint.
On April 16, 2015, the Court entered an order consolidating the Delaware actions, captioned In re Entropic Communications, Inc. Consolidated Stockholders Litigation, C.A. No. 10631-VCP (the “Consolidated Action”). The April 16, 2015 order appointed plaintiffs Rama Iyer and Jon Werbowsky as Co-Lead Plaintiffs and designated the amended complaint filed by plaintiffs Ankur Saggar, Jon Werbowsky, and Angelo Agosti as the operative complaint (the “Amended Complaint”).
The Amended Complaint names as defendants Entropic, the board of directors of Entropic, the Company, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC. The Amended Complaint generally alleges that, in connection with the proposed acquisition of Entropic by the Company, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to maximize the value of Entropic to its stockholders, engaging in a purportedly unfair and conflicted sale process, agreeing to allegedly preclusive deal protection devices in the merger agreement, and allegedly misrepresenting and/or failing to disclose all material information in connection with the proposed transaction. The Amended Complaint further alleges that the Company and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The Amended Complaint seeks, among other things: an order declaring the merger agreement unlawful and unenforceable, an order rescinding, to the extent already implemented, the merger agreement, an order enjoining defendants from consummating the proposed transaction, imposition of a constructive trust, and attorneys’ and experts’ fees and costs.
On April 24, 2015, the parties to the Consolidated Action entered into a memorandum of understanding regarding a proposed settlement of the Delaware actions. The proposed settlement is subject to negotiation of the settlement papers by the parties and is subject to court approval after notice and an opportunity to object is provided to the proposed settlement class. There can be no assurance that the parties will reach agreement regarding the final terms of the settlement agreement or that the Court of Chancery will approve the settlement.
The California State Court Actions
Beginning on February 10, 2015, two stockholder class action complaints (captioned Krasinski v. Entropic Communications, Inc., et al., Case No. 37-2015-00004613-CU-SL-CTL (filed Feb. 10, 2015); and Khoury v. Entropic Communications, Inc., et al., Case No. 37-2015-00004737-CU-SL-CTL (filed Feb. 11, 2015)) were filed in the Superior Court of the State of California County of San Diego on behalf of a putative class of Entropic stockholders. The complaints name Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, and awarding plaintiffs costs, including attorneys’ and experts’ fees.
On March 16, 2015, the court entered an order granting the plaintiff’s request to dismiss the Khoury action without prejudice. On March 19, 2015, the court entered an order granting the plaintiff’s request to dismiss the Krasinski action without prejudice.
The California Federal Court Actions
Beginning on February 25, 2015, two stockholder complaints (captioned Badolato v. MaxLinear, Inc., et al., Case No. 15-cv-0426-BAS (filed Feb. 25, 2015); and Mouw v. MaxLinear, Inc., et al., Case No. 15-cv-0464-WQH (filed Mar. 2, 2015)) were filed in the United States District Court for the Southern District of California on behalf of a putative class of Entropic stockholders and, derivatively, on behalf of Entropic. The complaints name the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants, and name Entropic as a nominal party. The complaints generally allege that, in connection with the proposed acquisition of Entropic by MaxLinear, the individual defendants breached their fiduciary duties to Entropic stockholders by, among other things, purportedly failing to take steps to maximize the value of Entropic to its stockholders and agreeing to allegedly preclusive deal protection devices in the merger agreement. The complaints further allege that MaxLinear and the merger subsidiaries aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, an order rescinding, to the extent already implemented, the proposed transaction or any of its terms, and awarding plaintiffs costs, including attorneys’ and experts’ fees. On March 6, 2015, the Entropic and the individual defendants in the Badolato action filed a motion to dismiss the complaint for forum non conveniens because Entropic’s bylaws contain a mandatory forum selection clause mandating that shareholder actions, such as this, be brought in state court in Delaware.
On March 30, 2015, plaintiffs Badolato and Mouw filed an amended complaint in the first-filed action, Case No. 15-cv-00426-BAS-KSC (the “Federal Action”), and plaintiff Mouw voluntarily dismissed the later filed action, Mouw v. MaxLinear, Inc., et al., Case No. 15-cv-0046, on March 30, 2015. The amended complaint names as defendants Entropic Communications, Inc., the members of the Entropic board of directors, the Company, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC. The amended complaint asserts claims against the individual defendants for alleged breaches of fiduciary duty in connection with the proposed sale of Entropic to the Company pursuant to an allegedly unfair process and for an allegedly unfair price and asserts claims against Entropic, MaxLinear, and the merger subsidiaries for allegedly aiding and abetting the individual defendants’ alleged breaches of fiduciary duties. The amended complaint asserts claims against all of the defendants for alleged violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 for alleged misrepresentations and omissions in the Form S-4 registration statement filed with the SEC on March 12, 2015 and amended on March 25, 2015. The amended complaint also asserts a claim for alleged violations of Section 20(a) of the Exchange Act against the individual defendants and the Company. The amended complaint seeks a judgment declaring, among other things, that the Form S-4 was materially misleading in violation of Section 14(a) of the Exchange Act and Rule 14a-9, awarding plaintiffs and the members of the putative class compensatory and/or rescisssory damages, awarding plaintiffs and the members of the putative class pre-judgment and post-judgment interest, as well as attorneys’ fees, expert witness fees, and costs, and granting equitable and/or injunctive relief.
On April 6, 2015, the district court entered an order terminating defendants’ motion to dismiss the Badolato complaint as moot in light of the filing of an amended complaint.
On April 22, 2015, plaintiffs Anthony Badalato and Brad Mouw filed a notice of voluntary dismissal of the Federal Action without prejudice.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28,

2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming us, Sharp, Sharp Electronics, and VIZIO (“the “ITC Investigation”). On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. (collectively, with us, Sharp and VIZIO, the “Company Respondents”). CrestaTech’s ITC complaint alleges a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleges infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners.
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the target date for completing the ITC investigation is currently June 29, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation.
In addition, we have filed four petitions for inter partes review of the two asserted CrestaTech patents, including the three claims that the ID stated we infringed and that were not determined to be invalid. The Patent Trial and Appeal Board will likely decide whether to institute review proceedings in or about July 2015.
In view of the initial ruling in the ITC Investigation of no violation, we have not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the Entropic and CrestaTech litigation described above, we believe that there are no other currently pending matters that, if determined adversely to us, would have a material effect on our business or that would not be covered by our existing liability insurance maintained by us.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K we filed on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015, and in our other public filings.
On April 30, 2015, we completed our acquisition of Entropic Communications, Inc., or Entropic, and promptly following such acquisition, Entropic merged with and into Excalibur Subsidiary, LLC, with Excalibur Subsidiary, LLC continuing as the surviving entity and changing its name to Entropic Communications, LLC. For the risks relating to our acquisition of Entropic, please refer to the section of these risk factors captioned “Risks Relating to Our Recent Acquisition of Entropic.”
Risks Relating to Our Recent Acquisition of Entropic
Actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies resulting from our acquisition of Entropic.
We currently expect to realize material cost savings and other synergies as a result of our acquisition of Entropic, and as a result, we currently believe that the acquisition will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Entropic’s business, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Entropic’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of Entropic’s future revenues;

•	the anticipated financial performance of Entropic’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	our capital structure after the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of Entropic; and

•	other financial and strategic risks of the Entropic acquisition, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays.
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
Failure to integrate our business and operations successfully with those of Entropic in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
We do not have a substantial history of acquiring other companies and have never pursued an acquisition of the size and complexity of Entropic. The success of the acquisition of Entropic will depend, in substantial part, on our ability to integrate Entropic’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Entropic’s product portfolio. If we are unable to achieve these objectives following the acquisition, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
We completed our acquisition of Entropic in April 2015 and have only begun the integration process. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
Our business relationships, including customer relationships, and those of Entropic may be subject to disruption due to uncertainty associated with the acquisition.
In response to the announcement and completion of the acquisition, customers, vendors, licensors, and other third parties with whom we or Entropic do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc. (“Trident”), we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Entropic products, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our Class A common stock.
We may have difficulty motivating and retaining executives and other key employees in light of the acquisition.

Uncertainty about the effect of the acquisition on our employees (including those employees who were formerly employed by Entropic) may have an adverse effect on the business resulting from the acquisition. This uncertainty may impair our ability to retain and motivate them following the acquisition. Employee retention may be particularly challenging as our employees (including employees who were formerly employed by Entropic) may experience frustrations during the integration process and uncertainty about their future roles with us following completion of the acquisition. We must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of MaxLinear after the acquisition is completed, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition and could have a material adverse effect on our business, operating results, and financial condition.
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
We depend on a limited number of customers, that have undergone or are subject to pending consolidation and who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. For fiscal 2014, one customer accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For the three months ended March 31, 2015, two customers accounted for 43% of our net revenue, and our ten largest customers accounted for 73% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

•
substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	some of our customers have sought or are seeking relationships with current or potential competitors which may affect their purchasing decisions; and

•
service provider and OEM consolidation across cable, satellite, and fiber markets could result in significant changes to our customers’ technology development and deployment priorities and roadmaps, which could affect our ability to forecast demand accurately and could lead to increased volatility in our business.

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
For fiscal 2013, revenue directly attributable to cable applications accounted for approximately 68% of our net revenue. For fiscal 2014, revenue directly attributable to cable applications accounted for approximately 65% of our net revenue. For the three months ended March 31, 2015, revenue directly attributable to cable applications accounted for approximately 66% of our net revenue. We currently expect this revenue contribution trend between terrestrial and cable applications to be relatively consistent for the remainder of 2015. Delays in the development of, or unexpected developments in, the terrestrial television receiver and cable applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2013, our research and development expense was $53.1 million. For fiscal 2014, our research and development expense was $56.6 million. For the three months ended March 31, 2015, our research and development expense was $15.3 million. In the three months ended March 31, 2015, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming us, Sharp, Sharp Electronics, and VIZIO (“the “ITC Investigation”). On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. (collectively, with us, Sharp and VIZIO, the “Company Respondents”). CrestaTech’s ITC complaint alleges a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleges infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech seeks an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also seeks a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners.
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the target date for completing the ITC investigation is currently June 29, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation. We cannot predict the outcome of the ITC proceedings or the District Court Litigation. Continued prosecution of the CrestaTech claims in the ITC or as part of the District Court Litigation will result in our continuing to incur substantial litigation related legal expenses. An adverse determination in either the ITC proceedings or the District Court Litigation could have a material adverse effect on our revenues, operating results, and customer relationships. Any settlement of the litigation could involve royalty or other payments that could reduce our profit margins and adversely affect our operating results.
Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution and including the CrestaTech claims, are costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any future proceedings result in an adverse outcome, we could be required to:

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
For the three months ended March 31, 2015, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a significant portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For the three months ended March 31, 2015, sales through distributors accounted for 21% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. The Company is still subject to examination for 2012 and 2014. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 91% of our net revenue in the three months ended March 31, 2015. In addition, approximately 31% of our employees are located outside of the United

States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan. Any conflict or uncertainty in this country, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008 we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. The loss of Polar Star as a distributor did not materially delay shipment of our products because Polar Star was a non-exclusive distributor and we had in place alternative distribution arrangements. However, we cannot provide assurances that similar disruptions of distribution arrangements in the future will not result in delayed shipments until we are able to identify alternative distribution channels, which could include a requirement to increase our direct sales efforts. Loss of a key distributor under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
In addition to our acquisitions of Entropic and Physpeed, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
In addition to the acquisitions of Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
Integrating acquired organizations and their products and services, including the integration of Entropic and Physpeed following completion of the acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired companies, including Entropic and Physpeed, include those associated with:

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
In order to complete the acquisition and distribute the cash consideration payable to Entropic stockholders, we were required to use a significant portion of Entropic’s available cash resources and a sizeable portion of our cash resources. As a result, our available liquidity after the acquisition has been reduced at the same time that the scope of our operations and cash requirements have increased, and we may be required to seek additional financing.
In order to fund the cash portion of the merger consideration, a significant portion of Entropic’s available cash and a sizeable portion of our cash resources were used in connection with the acquisition, and our overall liquidity after completion of the acquisition has been materially reduced relative to our liquidity prior to completion even though we have incurred substantial expenses and expect to incur additional restructuring costs as we integrate Entropic’s business and operations. As a result of these factors, our board of directors and management may determine to seek financing to enhance our liquidity, which could involve the issuance of debt or equity securities. We cannot provide any assurances that additional financing will be available to us when and as needed or on terms that we believe to be commercially reasonable. To the extent we issue debt securities, such indebtedness would have rights that are senior to holders of equity securities and could contain covenants that restrict our operations. Any equity financing would be dilutive to our current stockholders. If we determine that we require funding as a result of the acquisition but cannot obtain such funding on terms we consider to be reasonable, we may seek other methods to reduce our use of cash, including reductions in our research and development spending, which would be expected to have an adverse long-term effect on our business, operating results, and financial condition.
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
As of March 31, 2015, our founders who continue to be employees of the Company, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 17% of our outstanding capital stock, representing approximately 61% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
Our management team may use our available cash, cash equivalents, and liquid investment assets in ways with which you may not agree or in ways which may not yield a return.
We use our cash, cash equivalents, and liquid investment assets for general corporate purposes, including working capital. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies, including the acquisitions of Entropic and Physpeed. Our management has considerable discretion in the application of our cash, cash equivalents, and investment resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available resources for corporate purposes that do not increase our operating results or market value. In addition, our cash, cash equivalents, and liquid investment resources may be placed in investments that do not produce significant income or that may lose value
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
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
In addition, the trading price of our Class A common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	the recently completed acquisition of Entropic may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2015, we had 31.3 million shares of Class A common stock and 7.0 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We intend to settle all bonus awards for employees for the 2014 performance period in shares of our Class A common stock. We cannot currently predict when the bonus awards will be settled, but we currently anticipate that approximately 0.4 million shares of our Class A common stock will be issued for the 2014 performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Recent Sales of Unregistered Securities
In the three months ended March 31, 2015, we issued an aggregate of 0.02 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.01 million in the three months ended March 31, 2015 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2015, options to purchase an aggregate of 1.3 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
2.1
Agreement and Plan of Merger and Reorganization, dated as of February 3, 2015, by and among MaxLinear, Inc., a Delaware corporation, Entropic Communications, Inc., a Delaware corporation, Excalibur Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear, and Excalibur Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).

3.2
Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-34666) filed with the SEC on March 12, 2015).

10.1	Form of MaxLinear Voting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).
10.2	Form of Entropic Voting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MAXLINEAR, INC.

(Registrant)

Date: May 5, 2015	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger and Reorganization, dated as of February 3, 2015, by and among MaxLinear, Inc., a Delaware corporation, Entropic Communications, Inc., a Delaware corporation, Excalibur Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear, and Excalibur Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).

3.2
Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-34666) filed with the SEC on March 12, 2015).

10.1	Form of MaxLinear Voting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).
10.2	Form of Entropic Voting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on February 4, 2015).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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