Form 10-Q
period 2015-06-30
MAXLINEAR INC
filed 2015-08-10
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2015, the registrant has 53,356,827 shares of Class A common stock, par value $0.0001, and 6,882,879 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,731	$20,696
Short-term investments, available-for-sale	16,638	48,399
Accounts receivable, net	41,561	18,523
Inventory	38,822	10,858
Prepaid expenses and other current assets	5,297	2,438
Total current assets	159,049	100,914
Property and equipment, net	23,123	12,441
Long-term investments, available-for-sale	8,706	10,256
Intangible assets, net	93,377	10,386
Goodwill	48,888	1,201
Other long-term assets	6,158	513
Total assets	$339,301	$135,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,784	$7,509
Deferred revenue and deferred profit	4,135	3,612
Accrued price protection liability	15,779	10,018
Accrued expenses and other current liabilities	24,681	5,548
Accrued compensation	8,857	6,559
Total current liabilities	74,236	33,246
Other long-term liabilities	10,723	3,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 53,270 and 30,927 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,883 and 6,984 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	368,507	177,912
Accumulated other comprehensive income (loss)	88	(25)
Accumulated deficit	(114,259)	(78,789)
Total stockholders’ equity	254,342	99,102
Total liabilities and stockholders’ equity	$339,301	$135,711
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$70,824	$35,592	$106,220	$68,093
Cost of net revenue	43,882	13,346	57,607	25,794
Gross profit	26,942	22,246	48,613	42,299
Operating expenses:
Research and development	23,993	13,892	39,274	26,987
Selling, general and administrative	23,620	8,688	34,564	16,449
Restructuring charges	11,389	—	11,389	—
Total operating expenses	59,002	22,580	85,227	43,436
Loss from operations	(32,060)	(334)	(36,614)	(1,137)
Interest income	51	60	121	121
Other expense, net	(22)	(18)	(56)	(30)
Loss before income taxes	(32,031)	(292)	(36,549)	(1,046)
Provision for (benefit from) income taxes	(1,384)	320	(1,180)	428
Net loss	$(30,647)	$(612)	$(35,369)	$(1,474)
Net loss per share:
Basic	$(0.58)	$(0.02)	$(0.78)	$(0.04)
Diluted	$(0.58)	$(0.02)	$(0.78)	$(0.04)
Shares used to compute net loss per share:
Basic	52,586	36,093	45,367	35,733
Diluted	52,586	36,093	45,367	35,733

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(30,647)	$(612)	$(35,369)	$(1,474)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 and $0 for the three and six months ended June 30, 2015 and 2014, respectively	(2)	(3)	33	(4)
Foreign currency translation adjustments, net of tax of $0 and $0 for the three and six months ended June 30, 2015 and 2014, respectively	68	1	80	—
Other comprehensive income (loss)	66	(2)	113	(4)
Total comprehensive loss	$(30,581)	$(614)	$(35,256)	$(1,478)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net loss	$(35,369)	$(1,474)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	13,866	2,205
Amortization of investment premiums, net	204	410
Amortization of inventory step-up	13,286	—
Stock-based compensation	10,020	7,078
Deferred income taxes	(1,960)	11
Impairment of lease	5,593	—
Changes in operating assets and liabilities:
Accounts receivable	6,176	(630)
Inventory	(11,650)	269
Prepaid and other assets	3,384	(342)
Accounts payable, accrued expenses and other current liabilities	302	1,152
Accrued compensation	1,503	2,209
Deferred revenue and deferred profit	523	(22)
Accrued price protection liability	2,275	495
Other long-term liabilities	249	280
Net cash provided by operating activities	8,402	11,641
Investing Activities
Purchases of property and equipment	(1,460)	(4,641)
Cash used in acquisition, net of cash acquired	(3,615)	—
Purchases of available-for-sale securities	(19,968)	(29,764)
Maturities of available-for-sale securities	53,108	28,995
Net cash provided by (used in) investing activities	28,065	(5,410)
Financing Activities
Repurchases of common stock	(101)	—
Net proceeds from issuance of common stock	3,455	1,559
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,161)	(2,988)
Equity issuance costs	(705)	—
Net cash used in financing activities	(512)	(1,429)
Effect of exchange rate changes on cash and cash equivalents	80	(4)
Increase in cash and cash equivalents	36,035	4,798
Cash and cash equivalents at beginning of period	20,696	26,450
Cash and cash equivalents at end of period	$56,731	$31,248
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7	$75
Supplemental disclosures of non-cash activities:
Issuance of accrued share-based bonus plan	$2,722	$5,019
Accrued purchases of property and equipment	$86	$1,751
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
Acquisition of Entropic Communications, Inc.
On April 30, 2015, the Company completed its acquisition of Entropic Communications, Inc. (Entropic). Pursuant to the terms of the merger agreement dated as of February 3, 2015, by and among the Company, Entropic, and two wholly-owned subsidiaries of the Company, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s Class A common stock. The Company paid an aggregate of $111.1 million and issued an aggregate of 20.4 million shares of the Company’s Class A common stock, to the stockholders of Entropic. In addition, the Company assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). The Company used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, its own cash and cash equivalents. The Company has made all of the material remaining disclosures required by ASC 805-10-50-2, Business Combinations. See Note 3.
In connection with the Company’s acquisition of Entropic and to address issues primarily relating to the integration of the Company and Entropic businesses, the Company terminated the employment of 73 Entropic employees during the second quarter of 2015. See Note 4.
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
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include all normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.

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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for 11% and 14% of net revenue for the three and six months ended June 30, 2015, respectively. Revenues from the Company’s distributors accounted for 24% and 26% of net revenue for the three and six months ended June 30, 2014, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company reverses the accrual for unclaimed price protection amounts as specific programs contractually end or when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 6 for a summary of the Company's price protection activity.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Costs to exit or restructure certain activities of an acquired company or the Company's internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require the Company to revise its initial estimates which may materially affect the results of operations and financial position in the period the revision is made.
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If the Company cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to the preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on the results of operations and financial position.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, and technologies acquired or licensed from other companies. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(30,647)	$(612)	$(35,369)	$(1,474)
Denominator:
Weighted average common shares outstanding—basic	52,586	36,093	45,367	35,733
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	52,586	36,093	45,367	35,733
Net loss per share:
Basic	$(0.58)	$(0.02)	$(0.78)	$(0.04)
Diluted	$(0.58)	$(0.02)	$(0.78)	$(0.04)
The Company excluded 4.3 million and 5.7 million common stock equivalents for the three and six months ended June 30, 2015, respectively, and 3.2 million and 3.3 million common stock equivalents for the three and six months ended June 30, 2014, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.
3. Business Combination
Acquisition of Entropic Communications, Inc.
On April 30, 2015, the Company completed its acquisition of Entropic Communications, Inc. ("Entropic"). Pursuant to the terms of the merger agreement dated as of February 3, 2015, by and among the Company, Entropic, and two wholly-owned subsidiaries of the Company ("the Merger Agreement"), all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of the Company’s Class A common stock. The Company paid an aggregate of $111.1 million and issued an aggregate of 20.4 million shares of the Company’s Class A common stock, to the stockholders of Entropic. In addition, the Company assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the Merger Agreement). The Company used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, its own cash and cash equivalents.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

As a result of the acquisition, the Company expects to reduce costs through economies of scale. Entropic has been recognized for pioneering the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite (“DBS”) outdoor unit single-wire technology. Entropic has a rich history of innovation and deep expertise in RF, analog/mixed signal and digital signal processing technologies. Entropic’s silicon solutions have been broadly deployed across major cable, satellite, and fiber service providers. The Company expects the acquisition of Entropic to add significant scale to the Company's analog/mixed-signal business, expand the Company’s addressable market and enhance the strategic value of the Company’s offerings to broadband and access partners, OEM customers, and service providers.
The merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MaxLinear treated as the accounting acquirer. Under this method of accounting, the Company recorded the acquisition based on the fair value of the consideration given and the cash consideration paid. The Company allocated the acquisition consideration paid to the identifiable assets acquired and liabilities assumed based on their respective preliminary fair values at the date of completion of the merger. Any excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill.
The total consideration for the Entropic acquisition of $289.4 million is comprised of the equity value of shares of the Company's common stock that were issued in the transaction of $173.8 million, the portion of outstanding equity awards deemed to have been earned as of April 30, 2015 of $4.5 million and cash of $111.1 million. The portion of outstanding equity awards deemed not to have been earned of $9.3 million as of April 30, 2015 will be expensed over the remaining future vesting period, including $2.4 million in the second quarter of 2015. Assumed equity awards consisted of 1.9 million of the Company's stock options and 1.3 million restricted stock units.
The Company capitalized $0.7 million of costs related to the registration and issuance of the 20.4 million shares of the Company’s Class A common stock to Entropic’s stockholders upon completion of the merger. In addition, the Company registered an additional 3.2 million shares related to shares of the Company’s Class A common stock which may be issued pursuant to outstanding equity awards under the former Entropic Stock Plans.
The estimated fair value of the purchase price consideration consisted of the following:

Cash	$111,125
Class A common stock issued	173,781
Equity awards assumed	4,485
Total purchase consideration	$289,391
Pursuant to the Company's business combinations accounting policy, the Company estimated the preliminary fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at the acquisition date:

Fair Value
Cash, cash equivalents and short-term investments	$107,510
Accounts receivable	29,214
Inventory	29,600
Prepaid expenses	5,680
Property and equipment, net	18,662
Other long-term assets	2,671
Intangible assets	92,400
Accounts payable	(17,552)
Accrued price protection liability	(3,486)
Accrued expenses and other current liabilities	(10,434)
Accrued compensation	(3,517)
Deferred tax liability	(1,933)
Other long-term liabilities	(7,111)
Total identifiable net assets	241,704
Goodwill	47,687
Fair value of net assets acquired	$289,391
In connection with the acquisition of Entropic, the Company has assumed liabilities related to Entropic product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation above.
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $14.6 million. In the three months ended June 30, 2015, the Company recognized $13.3 million as a component of cost of sales as the inventory acquired on April 30, 2015 was sold to the Company’s customers. Included in inventory as of June 30, 2015, was $1.3 million relating to the remaining fair value step-up associated with the Entropic acquisition.
The Company is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Entropic for the identified liabilities. However, the Company is continuing its review of these matters as well as other legal and regulatory matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed as the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts or other liabilities initially recognized.
Acquisition and integration-related costs of $5.3 million were included in selling, general, and administrative expenses in the Company's statement of operations for the six months ended June 30, 2015.
The following table presents details of the preliminary identified intangible assets acquired through the acquisition of Entropic:

	Estimated Useful Life (in years)	Fair Value
Developed technology	7.0	$43,600
In-process research and development	n/a	18,200
Trademarks and trade names	7.0	1,700
Customer relationships	5.0	4,700
Backlog	0.7	24,200
Total intangible assets		$92,400

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The fair value of the $92.4 million of identified intangible assets acquired in connection with the Entropic acquisition was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. The MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.
In connection with the Company’s acquisition of Entropic and to address issues primarily relating to the integration of the Company and Entropic businesses, the Company entered into a restructuring plan. See Note 4.
The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the acquisition had occurred at the beginning of fiscal year 2014:

	Six Months Ended June 30
	2015	2014
Net revenues	$177,590	$173,948
Net loss	(7,984)	(77,595)
The following adjustments were included in the unaudited pro forma financial information:

	Six Months Ended June 30
	2015	2014
Amortization and depreciation of intangible assets and property, plant and equipment acquired	$(8,557)	$16,775
Amortization of inventory step-up	(13,286)	14,244
Acquisition and integration expenses	(13,307)	—
Restructuring charges	(11,389)	—
	$(46,539)	$31,019
The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition.
For the three and six months ended June 30, 2015, $32.3 million of revenue and $3.0 million of gross profit of former Entropic operations since the acquisition date are included in the Company's unaudited consolidated statements of operations.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd. (“Physpeed”), a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. $1.1 million of the consideration payable to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement. The escrow release date is twelve months following the closing date of October 31, 2014. In addition, the definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed which will be paid over a two year period contingent upon continued employment and potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. As of June 30, 2015, $0.6 million of held back merger proceeds have been paid. The Company had also entered into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or shares of MaxLinear Class A common stock based on the achievement of certain 2015 and 2016 revenue milestones.
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
The following table summarizes the consideration paid for Physpeed:

Cash	$9,250
Contingent consideration	265
Fair value of total consideration transferred	$9,515
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The Company completed the purchase price allocation for its acquisition of Physpeed as of December 31, 2014:

Financial assets	$114
Accounts receivable	447
Prepaid expenses	28
Inventory	69
Fixed assets	56
Identifiable intangible assets	10,000
Financial liabilities	(65)
Net deferred tax liability	(2,335)
Total identifiable net assets	8,314
Goodwill	1,201
$9,515
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
Earn-Out
The contingent earn-out consideration has an estimated fair value of $0.3 million at the date of acquisition. The earn-out is payable up to $0.75 million to the former shareholders of Physpeed. The 2015 earn-out is based on $0.375 million multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2016 earn-out is based on $0.375 million multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. Subsequent changes to the fair value will be recorded through earnings. The fair value of the earn-out was $0.1 million and $0.3 million at June 30, 2015 and December 31, 2014, respectively. The change in the fair value of the earn-out was primarily due to revisions to the Company's expectations of earn-out achievement.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The RSUs granted in 2016 will be based on the calculation of the 2016 maximum revenue RSU amount multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. The 2016 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2016 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is the third trading date prior to the 2016 determination date (no later than ten business days after filing the Form 10-K for the 2016 fiscal year). Qualifying revenues are the net revenues recognized in the 2016 fiscal year directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The Company will record compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company will record compensation expense for the 2016 RSUs over a 26 month service period from October 31, 2014 through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $0.5 million at June 30, 2015.

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company terminated the employment of 73 Entropic employees during the second quarter of 2015. The Company recognized associated non-recurring employee separation charges of approximately $5.8 million in the six months ended June 30, 2015 related to these terminations. Included in these employee separation charges is $1.5 million of stock compensation for accelerated stock options and RSUs vesting due to double trigger change of control agreements and other special agreements in effect with certain Entropic employees.
Additionally, in connection with the restructuring plan, the Company ceased use of the majority of Entropic's former headquarters. Accordingly, the Company recognized lease impairment charges of $1.1 million based on the adjustment to the net present value of the remaining lease obligation on the cease use date. The Company also recorded impairment charges of $4.5 million related to leasehold improvements on the unused premises.
The following table presents the activity related to the plan, which is included in restructuring charges in the unaudited consolidated statements of operations:

Six Months Ended June 30, 2015
Employee separation expenses	$5,796
Lease related impairment	5,593
$11,389
The following table presents a rollforward of our restructuring liability as of June 30, 2015, which is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets:

	Employee Separation Expenses	Lease Related Impairment	Total
Liability as of December 31, 2014	$—	$—	$—
Restructuring charges	5,796	5,593	11,389
Cash payments	(4,057)	—	(4,057)
Non-cash charges	(1,491)	(4,457)	(5,948)
Liability as of June 30, 2015	$248	$1,136	$1,384

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

5. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$5,421	$—	$—	$5,421
Government debt securities	8,898	1	—	8,899
Corporate debt securities	16,461	—	(16)	16,445
	30,780	1	(16)	30,765
Less amounts included in cash and cash equivalents	(5,421)	—	—	(5,421)
	$25,359	$1	$(16)	$25,344

Fair Value at June 30, 2015
Liabilities
Contingent Consideration	$133
Total	$133

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$1,858	$—	$—	$1,858
Government debt securities	27,154	5	(8)	27,151
Corporate debt securities	31,543	3	(42)	31,504
	60,555	8	(50)	60,513
Less amounts included in cash and cash equivalents	(1,858)	—	—	(1,858)
	$58,697	$8	$(50)	$58,655

Fair Value at December 31, 2014
Liabilities
Contingent Consideration	$265
Total	$265
As of June 30, 2015, the Company held 14 government and corporate debt securities with an aggregate fair value of $23.3 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.02 million at June 30, 2015 represent temporary impairments on government and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of June 30, 2015.

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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of June 30, 2015 and December 31, 2014, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of June 30, 2015 and December 31, 2014 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.71% to 0.36% and 0.54% to 0.33% at June 30, 2015 and December 31, 2014, respectively. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2015
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$5,421	$5,421	$—	$—
Government debt securities	8,899	—	8,899	—
Corporate debt securities	16,445	—	16,445	—
	$30,765	$5,421	$25,344	$—
Liabilities
Contingent consideration	$133	$—	$—	$133
	$133	$—	$—	$133

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,858	$1,858	$—	$—
Government debt securities	27,151	—	27,151	—
Corporate debt securities	31,504	—	31,504	—
	$60,513	$1,858	$58,655	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265
The following summarizes the activity in Level 3 financial instruments:

Six Months Ended June 30, 2015
Contingent Consideration (1)
Beginning balance	$265
(Gain) loss recognized in earnings (2)	(132)
Ending balance	$133
Net gain (loss) for the period included in earnings attributable to contingent consideration held at the end of the period:	$(132)
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
There were no transfers between Level 1, Level 2 or Level 3 securities in the three and six months ended June 30, 2015.
6. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$56,731	$20,696
Short-term investments	16,638	48,399
Long-term investments	8,706	10,256
	$82,075	$79,351
Inventory consists of the following:

	June 30, 2015	December 31, 2014
Work-in-process	$21,778	$4,169
Finished goods	17,044	6,689
	$38,822	$10,858

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2015	December 31, 2014
Furniture and fixtures	5	$2,416	$735
Machinery and equipment	3 -5	22,706	12,695
Masks and production equipment	2	8,672	8,672
Software	3	2,800	905
Leasehold improvements	4 -5	10,371	4,451
Construction in progress	N/A	97	276
		47,062	27,734
Less accumulated depreciation and amortization		(23,939)	(15,293)
		$23,123	$12,441
Intangible assets, net consist of the following:

	Weighted Average Amortization Period (in Years)	June 30, 2015	December 31, 2014
Licensed technology	3	$2,821	$2,821
Developed technology	7	46,700	2,700
Trademarks and trade names	7	1,700	—
Customer relationships	5	4,700	—
Backlog	1	24,200	—
Less accumulated amortization		(11,844)	(2,435)
		68,277	3,086
In-process research and development		25,100	7,300
		$93,377	$10,386
The following table presents future amortization of the Company’s intangible assets at June 30, 2015:

Amortization
2015	$20,499
2016	7,967
2017	7,854
2018	7,854
2019	7,854
Thereafter	16,249
Total	$68,277
Deferred revenue and deferred profit consist of the following:

	June 30, 2015	December 31, 2014
Deferred revenue—rebates	$23	$21
Deferred revenue—distributor transactions	6,358	5,585
Deferred cost of net revenue—distributor transactions	(2,246)	(1,994)
	$4,135	$3,612

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2015	2014
Beginning balance	$10,018	$15,017
Additional liability from acquisition	3,486	—
Charged as a reduction of revenue	14,781	6,677
Reversal of unclaimed rebates	(63)	(242)
Payments	(12,443)	(7,072)
Ending balance	$15,779	$14,380
Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	1,976	422
Accrued product liability	3,606	—
Accrued restructuring	1,384	—
Accrued litigation costs	700	560
Accrued royalty	1,824	—
Deferred tax liability	3,762	—
Other	8,429	1,566
	$24,681	$5,548

7. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2015 was $9.98. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2014 was $9.03. No stock options were granted during the six months ended June 30, 2015.
The fair values of stock options and employee stock purchase rights were estimated at their respective grant date using the following assumptions:
Stock Options

Six Months Ended June 30,
2014
Weighted-average grant date fair value per share	$4.03
Risk-free interest rate	1.70%
Dividend yield	—%
Expected life (years)	4.56
Volatility	51.00%

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

	Six Months Ended June 30,
	2015	2014
Weighted-average grant date fair value per share	$2.25	$2.47
Risk-free interest rate	0.09%	0.05%
Dividend yield	—%	—%
Expected life (years)	0.50	0.50
Volatility	32.65%	47.75%
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
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of net revenue	$61	$32	$96	$61
Research and development	3,053	2,384	5,393	4,578
Selling, general and administrative	1,680	1,269	3,024	2,439
	$4,794	$3,685	$8,513	$7,078
In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense in the three and six months ended June 30, 2015 included $2.4 million related to assumed Entropic stock options and RSUs.
In the six months ended June 30, 2015, the Company granted 1.1 million RSUs with a fair value of $11.2 million related to its annual equity compensation review program, which will be expensed over the next four years. In the six months ended June 30, 2014, the Company granted 0.7 million RSUs with a fair value of $6.4 million and 0.4 million stock options with a fair value of $1.7 million related to its annual equity compensation review program, which are expensed over the next four years.
Employee Benefit Plans
At June 30, 2015, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan as well as the following former Entropic plans: the RF Magic 2000 Incentive Stock Plan, the 2001 Stock Option Plan, the 2007 Equity Incentive Plan, the 2007 Non-Employee Director's Plan and the 2012 Inducement Award Plan. All current stock awards are issued under the 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan.
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
Executive Incentive Bonus Plan
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. For the 2014 and 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under its 2010 Equity Incentive Plan with the number of shares issuable to plan participants determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on May 14, 2015 and May 9, 2014, respectively. Additionally, the Company settled all bonus awards for all other employees for the 2014 and 2013 performance period in shares of its Class A common stock. The Company issued 0.2 million shares of its Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. The Company issued 0.6 million shares of its Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014.
Common Stock
At June 30, 2015, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.
8. Income Taxes
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
As the Company does not believe that it is more-likely-than-not that it will realize a benefit from its U.S. net deferred tax assets, including its U.S. net operating losses, the Company continues to provide a full valuation allowance against those assets and therefore does not incur significant U.S. income tax expense or benefit. Additionally, the Company completed the acquisition of Entropic Communications in the second quarter. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $1.9 million due to the purchase accounting adjustment for the net deferred tax liability Furthermore, the Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The Company recorded a benefit from income taxes of $1.4 million and $1.2 million for the three and six months ended June 30, 2015, respectively. The Company recorded a provision for income taxes of $0.3 million and $0.4 million for the three and six months ended June 30, 2014. The provision for income taxes for the three and six months ended June 30, 2015 and 2014 primarily relates to income taxes in certain foreign jurisdictions.
During the six months ended June 30, 2015, the Company’s unrecognized tax benefits increased by $2.0 million which includes an amount of $1.6 million related to the acquisition of Entropic. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2015 were $0.05 million and $0.02 million, respectively.
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. Any impact from the audit was included in the 2013 financial statements. The Company is not currently under examination in any other jurisdictions.
9. Significant Customer and Geographic Information
Customers greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of total net revenue
Arris[1]	30%	34%	29%	34%
Cisco	16%	11%	15%	*

* Represents less than 10% of the net revenue for the respective period.
1 Includes sales to Motorola Home, which was acquired by Arris in April 2013, for all periods presented.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Percentage of total net revenue
China	75%	78%	73%	78%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	June 30, 2015	December 31, 2014
Percentage of gross accounts receivable
Pegatron Corporation	41%	41%
Sernet Technologies Corporation	*	11%
Sky UK Limited	11%	*

* Represents less than 10% of the gross accounts receivable for the respective period end.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

10. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
At June 30, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2015 (remaining six months)	$3,803	$6,465	$30,160
2016	7,430	11,362	—
2017	6,001	4,687	—
2018	5,056	700	—
2019	4,774	—	—
Thereafter	12,916	—	—
Total minimum payments:	$39,980	$23,214	$30,160
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
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the initial target date for completing the ITC investigation was June 29, 2015, which has since been revised to August 19, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation.
In addition, the Company has filed four petitions for inter partes review of the two asserted CrestaTech patents, including the three claims that the ID stated the Company infringed and that were not determined to be invalid. The Patent Trial and Appeal Board has decided not to institute one IPR as being redundant to another IPR already underway for the same CrestaTech patent in front of the PTAB (not including the three claims mentioned above), and will likely decide whether to institute review proceedings on the remaining three in or about Q3 2015.
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
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home, to digital set top box (STB) components and system solutions for the global satellite, terrestrial, cable and IP television (IPTV) markets. Our products enable the distribution and display of broadband video and data content in a wide range of electronic devices, including Pay-TV operator set top boxes and voice and data gateways, hybrid analog and digital televisions, Direct Broadcast Satellite outdoor units, and optical modules for data center, metro, and long-haul transport network applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $133.1 million in fiscal 2014. In the six months ended June 30, 2015 and 2014, respectively, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip ("SoCs"), and MoCA connectivity solutions into operator voice and data modems and gateways and global analog and digital RF receiver products for analog and digital television applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit ("DBS ODU") solutions which consist of our and translation switch ("BTS") and channel stacking switch ("CSS") products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications equipment.
Products shipped to Asia accounted for 90% and 90% of net revenue in the three and six months ended June 30, 2015, respectively, and 96% and 96% of net revenue in the three and six months ended June 30, 2014, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the six months ended June 30, 2015 and 2014 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the six months ended June 30, 2015 and 2014 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2015, two of our customers accounted for 45% of our net revenue, and our ten largest customers collectively accounted for 81% of our net revenue. In the six months ended June 30, 2015, two of our customers accounted for 44% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. In the three months ended June 30, 2014, one of our customers accounted for 34% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. In the six months ended June 30, 2014, one of our customers accounted for 34% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and DBS outdoor unit sectors, a design-in can have a product life cycle of 24 months to 60 months and beyond.
Recent Developments
On April 30, 2015, we completed our acquisition of Entropic Communications, Inc., or Entropic. Pursuant to the terms of the merger agreement dated as of February 3, 2015 that we entered into with Entropic and two of our wholly-owned subsidiaries, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of our Class A common stock. We paid an aggregate of $111.1 million and issued an aggregate of 20.4 million shares of our Class A common stock, to the stockholders of Entropic. In addition, we assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). We used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, our own cash and cash equivalents. The integration and fair value of acquired Entropic assets and liabilities will impact our post-acquisition financial condition and results of operations.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, business combinations, allowance for doubtful accounts, inventory valuation, production masks, income taxes, stock-based compensation, goodwill and intangible assets and impairment of goodwill and long-lived assets. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Costs to exit or restructure certain activities of an acquired company or the Company's internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require the Company to revise its initial estimates which may materially affect the results of operations and financial position in the period the revision is made.
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If the Company cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to the preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on the results of operations and financial position.
There were no significant changes, other than the addition of business combinations, during the quarter ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K filed with the SEC on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.
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
Restructuring Charges. Restructuring charges consist of employee severance and stock compensation expenses, software license contract impairment charges and lease and leasehold impairment charges related to our restructuring plan entered into as a result of our acquisition of Entropic.
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
Comparison of the Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014
The following table presents a comparison of each line item in the unaudited consolidated statements of operations as a percentage of revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	100%	100%	100%	100%
Cost of net revenue	62	37	54	38
Gross profit	38	63	46	62
Operating expenses:
Research and development	34	39	37	40
Selling, general and administrative	33	24	33	24
Restructuring charges	16	—	11	—
Total operating expenses	83	63	81	64
Loss from operations	(45)	—	(35)	(2)
Interest income	—	—	—	—
Other expense, net	—	—	—	—
Loss before provision for income taxes	(45)	—	(35)	(2)
Provision for income taxes	(2)	1	(1)	1
Net loss	(43)%	(1)%	(34)%	(3)%

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Operator	$53,165	$27,965	90%	$82,033	$53,097	54%
% of net revenue	75%	79%		77%	78%
Infrastructure and other	5,155	7,627	(32)%	11,683	14,996	(22)%
% of net revenue	7%	21%		11%	22%
Legacy video SoC	12,504	—	N/A	12,504	—	N/A
% of net revenue	18%	—		12%	—
Total net revenue	$70,824	$35,592	99%	$106,220	$68,093	56%
The acquisition of Entropic Communications has changed the composition, breadth and diversity of MaxLinear’s technology portfolio. In particular, MoCA technologies have expanded MaxLinear’s platform in cable, satellite, and telecommunications applications, and analog channel stacking solutions have expanded MaxLinear’s presence in Direct Broadcast Satellite outdoor unit applications. In addition, the Company has increased its investment in new technology development targeting infrastructure markets, while reducing its investments into retail-oriented and legacy technologies such as terrestrial tuners, hybrid TV tuners, and legacy video processing technologies. As a result of these changes, MaxLinear has realigned its revenue composition with its strategic investment focus and platform presence. The Company has illustrated these changes with the market terms operator, infrastructure and other, and legacy video SoC.
Within the operator category, the primary contributors are MaxLinear’s broadband RF receivers, MoCA connectivity solutions, and analog and digital channel stacking satellite outdoor unit solutions. Within the infrastructure and other category, the primary revenue contributors are hybrid TV tuners and terrestrial set-top box TV tuners for DTA’s that are sold through retail channels, high-speed interconnect products for the data center, metro, and long haul markets, and access technologies for last mile high-speed data access and distribution solutions for multi-dwelling units. The legacy video SoC category includes video processing technologies used primarily in cable high definition digital-to-analog converters and other client IP devices; consistent with Entropic’s previously announced plans, MaxLinear intends to support existing product shipments in this market but does not plan to use its resources to expand the legacy SoC technology portfolio.
The increase in net revenue in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to $25.2 million of growth in operator applications, contributed primarily by analog channel-stacking ("aCSS") and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories. Growth of $12.5 million in our legacy video SoC products was attributable to our acquisition of Entropic. Declines in infrastructure and other revenues of $2.5 million were driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications.
The increase in net revenue in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to $28.9 million of growth in operator applications, contributed primarily by analog channel-stacking and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories. Growth of $12.5 million in our legacy video SoC products was attributable to our acquisition of Entropic. Declines in terrestrial revenue of $3.3 million were driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$43,882	$13,346	229%	$57,607	$25,794	123%
% of net revenue	62%	37%		54%	38%
Gross profit	26,942	22,246	21%	48,613	42,299	15%
% of net revenue	38%	63%		46%	62%

The decline in the gross profit percentage for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to revaluation of inventory amortization of $13.3 million and amortization of intellectual property costs of $1.0 million related to the Entropic acquisition. To a lesser extent, the decline in gross margin was also driven by the growth in Entropic-related products, which have historically generated lower gross margin than our previous corporate average.
The decline in the gross profit percentage for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to revaluation of inventory amortization of $13.3 million and amortization of intellectual property costs of $1.0 million related to the Entropic acquisition. To a lesser extent, the decline in gross margin was also driven by the growth in Entropic-related products, which have historically generated lower gross margin than our previous corporate average.
We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$23,993	$13,892	73%	$39,274	$26,987	46%
% of net revenue	34%	39%		37%	40%
The increase in research and development expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $5.3 million and the combined increases in design tools, prototype, and occupancy expenses of $3.5 million.
The increase in research and development expense for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $6.0 million, combined increases in design tools, prototype, and occupancy expenses of $4.2 million, and severance expenses related to our exit of R&D related activities in Shanghai, China of $0.7 million.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$23,620	$8,688	172%	$34,564	$16,449	110%
% of net revenue	33%	24%		33%	24%
The increase in selling, general and administrative expense in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to transaction costs of $2.8 million and amortization of purchased intangible assets of $8.0 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $1.6 million and an increase in outside services and occupancy expenses of $0.9 million.
The increase in selling, general and administrative expense in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to transaction costs of $5.3 million and amortization of purchased intangible assets of $8.0 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $1.8 million and an increase in outside services and occupancy expenses of $0.9 million.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.

Restructuring charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Restructuring charges	$11,389	$—	N/A	$11,389	$—	N/A
% of net revenue	16%	—%		11%	—%
Restructuring charges in the three and six months ended June 30, 2015 consist of employee severance and stock compensation expenses and lease and leasehold impairment charges related to our restructuring plan entered into as a result of our acquisition of Entropic.
Interest and Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Interest income	$51	$60	$121	$121
Other expense, net	(22)	(18)	(56)	(30)
Interest income decreased in the three months ended June 30, 2015 due to normal fluctuations in cash equivalent and investment balances and interest rates. Interest income remained steady in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other expense, net in the three and six months ended June 30, 2015 and 2014 consisted primarily of losses on foreign currency transactions and investment management fees.
Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Provision for (benefit from) income taxes	$(1,384)	$320	$(1,180)	$428
The benefit from income taxes for the three months ended June 30, 2015 was $1.4 million or approximately 4.3% of pre-tax loss compared to a provision for income taxes of $0.3 million or approximately (109.6)% for the three months ended June 30, 2014. The benefit from income taxes for the six months ended June 30, 2015 was $1.2 million or approximately 3.2% of pre-tax loss compared to a provision for income taxes of $0.4 million or approximately (40.9)% for the six months ended June 30, 2014.
The benefit from income taxes for the six months ended June 30, 2015 and 2014 primarily relates to income tax in foreign jurisdictions as well as accruals for tax contingencies. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries. Additionally, the Company completed the acquisition of Entropic Communications in the second quarter of 2015. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $1.9 million due to the purchase accounting adjustment for the net deferred tax liability acquired. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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

Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $56.7 million, short- and long-term investments of $25.3 million, and net accounts receivable of $41.6 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Working capital	$84,813	$67,668
Cash and cash equivalents	$56,731	$20,696
Short-term investments	16,638	48,399
Long-term investments	8,706	10,256
Total cash and cash equivalents and investments	$82,075	$79,351
We paid $111.1 million in cash to fund the cash portion of the consideration payable by us in connection with our acquisition of Entropic.
Cash Flows from Operating Activities
Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2015. Net cash provided by operating activities primarily consisted of $41.0 million in non-cash operating expenses and $2.8 million in changes in operating assets and liabilities, partially offset by a net loss of $35.4 million. Non-cash items included in net loss for the six months ended June 30, 2015 included depreciation and amortization expense of $13.9 million, amortization of net investment premiums of $0.2 million, amortization of inventory step-up of 13.3 million, stock-based compensation of $10.0 million and impairment of lease of $5.6 million.
Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2014. Net cash provided by operating activities primarily consisted of $9.7 million in non-cash operating expenses and $3.4 million in changes in operating assets and liabilities, partially offset by a net loss of $1.5 million. Non-cash items included in net loss for the six months ended June 30, 2014 included depreciation and amortization expense of $2.2 million, amortization of net investment premiums of $0.4 million and stock-based compensation of $7.1 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $28.1 million for the six months ended June 30, 2015. Net cash provided by investing activities consisted of $53.1 million in maturities of securities, offset by $3.6 million cash used our acquisition of Entropic, $20.0 million in purchases of securities and $1.5 million in purchases of property and equipment. Net cash used in investing activities was $5.4 million for the six months ended June 30, 2014. Net cash used in investing activities consisted of $29.8 million in purchases of securities and $4.6 million in purchases of property and equipment, offset by $29.0 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of $3.5 million in net proceeds from issuance of common stock, offset by $3.2 million in minimum tax withholding paid on behalf of employees for restricted stock units, deferred issuance costs of $0.7 million and repurchases of common stock of $0.1 million. Net cash used in financing activities for the six months ended June 30, 2014 consisted primarily of $1.6 million in net proceeds from issuance of common stock, offset by $3.0 million in minimum tax withholding paid on behalf of employees for restricted stock units.
We believe that our $56.7 million of cash and cash equivalents and $25.3 million in short- and long-term investments at June 30, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of June 30, 2015 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan. In May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for fiscal 2015, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
At June 30, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2015 (remaining six months)	$3,803	$6,465	$30,160
2016	7,430	11,362	—
2017	6,001	4,687	—
2018	5,056	700	—
2019	4,774	—	—
Thereafter	12,916	—	—
Total minimum payments:	$39,980	$23,214	$30,160

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We had cash and cash equivalents of $56.7 million at June 30, 2015 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
On April 30, 2015, we acquired Entropic and, as a result, we have begun integrating the processes, systems and controls relating to Entropic into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Entropic, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the target date for completing the ITC investigation was June 29, 2015, which has since been revised to August 19, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation.
In addition, the Company has filed four petitions for inter partes review of the two asserted CrestaTech patents, including the three claims that the ID stated the Company infringed and that were not determined to be invalid. The Patent Trial and Appeal Board has decided not to institute one IPR as being redundant to another IPR already underway for the same CrestaTech patent in front of the PTAB (not including the three claims mentioned above), and will likely decide whether to institute review proceedings on the remaining three in or about Q3 2015.
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
We currently expect to realize material cost savings and other synergies as a result of our acquisition of Entropic, and as a result, we currently believe that the acquisition will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Entropic’s business, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Entropic’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of Entropic’s future revenues;

•	the anticipated financial performance of Entropic’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we have recorded in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of Entropic; and

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Entropic, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Entropic successfully; currently unanticipated additional incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to continue to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of Entropic’s customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Entropic specifically. Any failure to integrate Entropic successfully and to continue to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our Class A common stock.
Failure to integrate our business and operations successfully with those of Entropic in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
We do not have a substantial history of acquiring other companies and have never pursued an acquisition of the size and complexity of Entropic. The success of the acquisition of Entropic will depend, in substantial part, on our ability to integrate Entropic’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in our respective supply chains and in research and development investments; and revenue growth resulting from the addition of Entropic’s product portfolio. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
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
In response to the completion of the acquisition, customers, vendors, licensors, and other third parties with whom we or Entropic do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc. (“Trident”), we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
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
We have incurred and expect to continue to incur substantial expenses related to the integration of MaxLinear and Entropic.
We have incurred and expect to continue to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Entropic. Business systems integration between the two companies requires, and we expect it to continue to require into the foreseeable future, substantial management attention, including integration of information management, purchasing, accounting and finance, sales, payroll and benefits systems and regulatory compliance functions. Numerous factors beyond our control could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses have resulted in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.
We have recorded goodwill that could become impaired and adversely affect our future operating results.
The acquisition is accounted for as an acquisition by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Entropic have been recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition reflect Entropic’s balances and results but are not restated retroactively to reflect the historical financial position or results of operations of Entropic for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to Entropic’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock.
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Rafael Microelectronics, Inc., and Inphi, M/A-COM, Semtech, and Qorvo for our new initiatives into the optical interconnect markets. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.

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
For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. For fiscal 2014, one customer accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For the six months ended June 30, 2015, two customers accounted for 44% of our net revenue, and our ten largest customers accounted for 75% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoC’s, DBS-ODU CSS, and MoCA® connectivity solutions . In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
A significant portion of our revenue is attributable to demand for our products in markets for broadband and pay-TV operator applications, and consolidation among cable and satellite television operators could adversely affect our future revenues and operating results.
For fiscal 2013, revenue directly attributable to cable and satellite operator applications accounted for approximately 68% of our net revenue. For fiscal 2014, revenue directly attributable to these applications accounted for approximately 65% of our net revenue. For the six months ended June 30, 2015, revenue directly attributable to operator applications accounted for approximately 77% of our net revenue. We currently expect this revenue contribution dynamic among operator, infrastructure and other and legacy SoC applications to be relatively consistent for the remainder of 2015. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition.

If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television, broadband voice and data modems and gateways, and pay-TV set-top boxes and gateways, and to Chinese manufacturers of terrestrial set top boxes for sale in various markets worldwide. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with our RF receivers and RF receiver SoCs, and we have targeted the market for satellite set-top and gateway boxes and outdoor units as one of our next market opportunities. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
We expect broadband data modems/gateways and pay-TV and satellite set top boxes and video gateways to represent our largest North American and European target market. The North American and European pay-TV set top box market is dominated by only a few OEMs, including Cisco Systems, Inc., Arris Group, Inc., Pace plc, Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large, multinational corporations with substantial negotiating power relative to us. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Time Warner Cable Inc., DIRECTV, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2013, our research and development expense was $53.1 million. For fiscal 2014, our research and development expense was $56.6 million. For the six months ended June 30, 2015, our research and development expense was $39.3 million. In the six months ended June 30, 2015, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.
Highly complex products like our RF receivers and RF receiver SoCs and physical medium devices for optical modules may contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, defects and bugs and, in particular, have identified liabilities of several million dollars arising from warranty claims related to Entropic products. Where any of our products, including Entropic products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company’s television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337. The Commission has requested additional briefing from the parties on certain issues under review, and the initial target date for completing the ITC investigation was June 29, 2015, which has since been revised to August 19, 2015. The District Court Litigation is currently stayed pending resolution of the ITC Investigation. We cannot predict the outcome of the ITC proceedings or the District Court Litigation. Continued prosecution of the CrestaTech claims in the ITC or as part of the District Court Litigation will result in our continuing to incur substantial litigation related legal expenses. An adverse determination in either the ITC proceedings or the District Court Litigation could have a material adverse effect on our revenues, operating results, and customer relationships. Any settlement of the litigation could involve royalty or other payments that could reduce our profit margins and adversely affect our operating results.
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
For the six months ended June 30, 2015, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and Jazz Semiconductor at foundries in Taiwan, Singapore, Malaysia, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
We currently do not have long-term supply contracts with any of our third-party vendors, including UMC, Silterra Malaysia Sdn Bhd, Global Foundries, SMIC, TSMC and Jazz Semiconductor. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For the six months ended June 30, 2015, sales through distributors accounted for 14% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA SoCs, DBS-ODU SoCs, and physical medium devices for optical modules for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months for the cable operator market. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our RF receivers and RF receiver SoCs, MoCA SoCs, DBS-ODU SoCs, and physical medium devices for optical modules. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
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
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. The Company is still subject to examination for 2012 through 2014. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 90% of our net revenue in the six months ended June 30, 2015. In addition, approximately 28% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
As of June 30, 2015, our founders who continue to be employees of the Company, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 11% of our outstanding capital stock, representing approximately 50% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2015, we had 53.3 million shares of Class A common stock and 6.9 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
We have filed registration statements on Form S-8 under the Securities Act to register 16.9 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan in addition to 3.2 million awards that were assumed and remain outstanding in connection with the Entropic acquisition. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Recent Sales of Unregistered Securities
In the six months ended June 30, 2015, we issued an aggregate of 0.06 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.06 million in the six months ended June 30, 2015 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 30, 2015, options to purchase an aggregate of 1.3 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
On August 6, 2015, the compensation committee of our board of directors approved bonuses under our Executive Incentive Bonus Plan as indicated in the table below for the executive officers named in the executive compensation tables of our proxy statement for the 2015 annual meeting of stockholders. The bonus awards are payable for the January 1, 2015 to June 30, 2015 corporate performance period. As indicated in our proxy statement, our compensation committee elected to bifurcate the 2015 corporate performance period to reflect changes in our business resulting from the completion of our acquisition of Entropic Communications, Inc. on April 30, 2015. These bonus awards will be settled in shares of our Class A common stock on approximately August 20, 2015 with the amount calculated by dividing the cash equivalent bonus award by the closing price of our Class A common stock in trading on the New York Stock Exchange on the settlement date. The number of shares otherwise issuable in connection with the bonus award will be reduced by an amount equal to applicable withholding taxes, which we will remit in cash to applicable governmental authorities.

Executive Officer	Cash Equivalent Bonus Award
Kishore Seendripu, Ph.D.	$254,986
Adam C. Spice	104,908
Curtis Ling, Ph.D.	73,808
Madhukar Reddy, Ph.D.	75,132
Michael J. LaChance	72,266

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.1
First Amendment to Lease, dated May 6, 2015, between Registrant, on the one hand, and Brookwood CB I, LLC and Brookwood CB II, LLC, as tenants in common and successors-in-interest to The Campus Carlsbad, LLC, on the other hand.

10.2(1)	Entropic Communications, Inc. 2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.
10.3(2)	Entropic Communications, Inc. 2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated herein by reference to Entropic Communication, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2008 (File No. 001-33844).
(2)	Incorporated herein by reference to Entropic Communications, Inc.’s Registration Statement on Form S-1 filed with the Commission on July 27, 2007 (No. 333-144899).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date: August 10, 2015	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1
First Amendment to Lease, dated May 6, 2015, between Registrant, on the one hand, and Brookwood CB I, LLC and Brookwood CB II, LLC, as tenants in common and successors-in-interest to The Campus Carlsbad, LLC, on the other hand.

10.2(1)	Entropic Communications, Inc. 2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise.
10.3(2)	Entropic Communications, Inc. 2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice and Notice of Exercise thereunder.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated herein by reference to Entropic Communication, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2008 (File No. 001-33844).
(2)	Incorporated herein by reference to Entropic Communications, Inc.’s Registration Statement on Form S-1 filed with the Commission on July 27, 2007 (No. 333-144899).