Form 10-Q
period 2015-09-30
MAXLINEAR INC
filed 2015-11-04
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2015, the registrant has 54,811,930 shares of Class A common stock, par value $0.0001, and 6,770,277 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,149	$20,696
Short-term investments, available-for-sale	26,797	48,399
Accounts receivable, net	41,766	18,523
Inventory	36,265	10,858
Prepaid expenses and other current assets	4,500	2,438
Total current assets	167,477	100,914
Property and equipment, net	20,543	12,441
Long-term investments, available-for-sale	19,847	10,256
Intangible assets, net	79,655	10,386
Goodwill	49,373	1,201
Other long-term assets	5,715	513
Total assets	$342,610	$135,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,030	$7,509
Deferred revenue and deferred profit	4,138	3,612
Accrued price protection liability	19,704	10,018
Accrued expenses and other current liabilities	19,151	5,548
Accrued compensation	9,462	6,559
Total current liabilities	67,485	33,246
Other long-term liabilities	10,597	3,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 54,652 and 30,927 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,819 and 6,984 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	377,800	177,912
Accumulated other comprehensive loss	(601)	(25)
Accumulated deficit	(112,677)	(78,789)
Total stockholders’ equity	264,528	99,102
Total liabilities and stockholders’ equity	$342,610	$135,711
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$95,191	$32,541	$201,411	$100,634
Cost of net revenue	44,141	12,632	101,748	38,426
Gross profit	51,050	19,909	99,663	62,208
Operating expenses:
Research and development	23,491	14,957	62,765	41,944
Selling, general and administrative	25,457	8,141	60,021	24,590
Restructuring charges	425	—	11,814	—
Total operating expenses	49,373	23,098	134,600	66,534
Income (loss) from operations	1,677	(3,189)	(34,937)	(4,326)
Interest income	47	61	168	182
Other income (expense), net	407	(49)	351	(79)
Income (loss) before income taxes	2,131	(3,177)	(34,418)	(4,223)
Provision (benefit) for income taxes	549	28	(631)	456
Net income (loss)	$1,582	$(3,205)	$(33,787)	$(4,679)
Net income (loss) per share:
Basic	$0.03	$(0.09)	$(0.67)	$(0.13)
Diluted	$0.03	$(0.09)	$(0.67)	$(0.13)
Shares used to compute net income (loss) per share:
Basic	60,644	36,901	50,528	36,127
Diluted	63,209	36,901	50,528	36,127

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$1,582	$(3,205)	$(33,787)	$(4,679)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments, net of tax of $0 during three and nine months ended September 30, 2015 and 2014	66	(22)	99	(26)
Foreign currency translation adjustments, net of tax of $0 during three and nine months ended September 30, 2015 and 2014	(755)	(8)	(675)	(8)
Other comprehensive loss	(689)	(30)	(576)	(34)
Total comprehensive income (loss)	$893	$(3,235)	$(34,363)	$(4,713)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net loss	$(33,787)	$(4,679)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	31,162	3,527
Amortization of investment premiums, net	261	578
Amortization of inventory step-up	14,244	—
Stock-based compensation	15,052	11,080
Deferred income taxes	(1,709)	11
Gain on disposal of property and equipment	(39)	—
Loss on sale of available-for-sale securities	21	—
Impairment of long-lived assets	153	8
Impairment of lease	6,161	—
Changes in operating assets and liabilities:
Accounts receivable	5,971	(397)
Inventory	(10,069)	456
Prepaid and other assets	700	(402)
Accounts payable, accrued expenses and other current liabilities	(8,945)	66
Accrued compensation	4,845	3,670
Deferred revenue and deferred profit	526	2,234
Accrued price protection liability	6,200	1,468
Other long-term liabilities	(264)	382
Net cash provided by operating activities	30,483	18,002
Investing Activities
Purchases of property and equipment	(1,480)	(7,767)
Purchases of intangible assets	(100)	—
Cash used in acquisition, net of cash acquired	(3,615)	—
Purchases of available-for-sale securities	(45,680)	(36,457)
Maturities of available-for-sale securities	57,508	35,895
Net cash provided by (used in) investing activities	6,633	(8,329)
Financing Activities
Repurchases of common stock	(101)	—
Net proceeds from issuance of common stock	6,346	1,584
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,528)	(3,641)
Equity issuance costs	(705)	—
Net cash provided by (used in) financing activities	1,012	(2,057)
Effect of exchange rate changes on cash and cash equivalents	(675)	(11)
Increase in cash and cash equivalents	37,453	7,605
Cash and cash equivalents at beginning of period	20,696	26,450
Cash and cash equivalents at end of period	$58,149	$34,055
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$133
Supplemental disclosures of non-cash activities:
Issuance of accrued share-based bonus plan	$5,459	$5,050
Accrued purchases of property and equipment	$61	$146
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
In connection with the Company’s acquisition of Entropic and to address issues primarily relating to the integration of the Company and Entropic businesses, the Company terminated the employment of  73 Entropic employees during the nine months ended September 30, 2015. See Note 4.
Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.
The functional currency of certain foreign subsidiaries is the local currency. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations.
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments, which include all normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.

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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from the Company’s distributors accounted for approximately 14% of net revenue for the three and nine months ended September 30, 2015. Revenues from the Company’s distributors accounted for 30% and 28% of net revenue for the three and nine months ended September 30, 2014, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment as of October 31 or more frequently if it believes indicators of impairment exist.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,582	$(3,205)	$(33,787)	$(4,679)
Denominator:
Weighted average common shares outstanding—basic	60,644	36,901	50,528	36,127
Dilutive common stock equivalents	2,565	—	—	—
Weighted average common shares outstanding—diluted	63,209	36,901	50,528	36,127
Net income (loss) per share:
Basic	$0.03	$(0.09)	$(0.67)	$(0.13)
Diluted	$0.03	$(0.09)	$(0.67)	$(0.13)
The Company excluded 1.0 million and 2.8 million common stock equivalents for the three and nine months ended September 30, 2015, respectively, and 3.1 million and 3.2 million common stock equivalents for the three and nine months ended September 30, 2014, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

As a result of the acquisition, the Company expects to benefit from the economies of scale across engineering and supply chain operations, as well as from elimination of redundancy across engineering, sales, and general and administrative functions. Entropic has been recognized for pioneering the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite outdoor unit (“DBS ODU”) solutions which consist of band translation switch ("BTS") and channel stacking switch ("CSS") products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Entropic has a rich history of innovation and deep expertise in RF, analog/mixed signal and digital signal processing technologies. Entropic’s silicon solutions have been broadly deployed across major cable, satellite, and fiber service providers. The Company expects the acquisition of Entropic to add significant scale to the Company's analog/mixed-signal business, expand the Company’s addressable market and enhance the strategic value of the Company’s offerings to broadband and access partners, OEM customers, and service providers.
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
The total consideration for the Entropic acquisition of $289.4 million is comprised of the equity value of shares of the Company's common stock that were issued in the transaction of $173.8 million, the portion of outstanding equity awards deemed to have been earned as of April 30, 2015 of $4.5 million and cash of $111.1 million. The portion of outstanding equity awards deemed not to have been earned of $9.3 million as of April 30, 2015 will be expensed over the remaining future vesting period, including $0.8 million and $3.2 million for the three months and nine months ended September 30, 2015. Assumed equity awards consisted of 1.9 million of the Company's stock options and 1.3 million restricted stock units.
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
Pursuant to the Company's business combinations accounting policy, the Company estimated the preliminary fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at the acquisition date:

Fair Value
Cash, cash equivalents and short-term investments	$107,510
Accounts receivable	29,214
Inventory	29,582
Prepaid expenses	5,680
Property and equipment, net	18,914
Other long-term assets	2,419
Intangible assets	92,400
Accounts payable	(17,552)
Accrued price protection liability	(3,486)
Accrued expenses and other current liabilities	(10,855)
Accrued compensation	(3,517)
Deferred tax liability	(1,592)
Other long-term liabilities	(7,498)
Total identifiable net assets	241,219
Goodwill	48,172
Fair value of net assets acquired	$289,391
In connection with the acquisition of Entropic, the Company has assumed liabilities related to Entropic product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation above.
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $14.2 million, which was fully amortized as of September 30, 2015. During the three and nine months ended September 30, 2015, the Company recognized $0.9 million and $14.2 million, respectively, as a component of cost of sales as the inventory acquired on April 30, 2015 was sold to the Company’s customers.
During the three months ended September 30, 2015, the Company recorded a net $0.5 million adjustment to goodwill primarily due to a $0.4 million increase related to product settlements, $0.3 million increase related to foreign taxes payables and a return to provision true-up, offset by $0.2 million decrease related to valuation allowance adjustment to deferred tax liability.
The Company is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Entropic for the identified liabilities. However, the Company is continuing its procedures to identify information pertaining to these matters as well as other legal and regulatory matters during the measurement period. The Company has not obtained all necessary information to finalize its provisional amounts pertaining to income taxes and loss contingencies associated with legal and regulatory matters.  If new information is obtained about facts and circumstances that existed at the acquisition date, the Company will either adjust its measurement of provisional amounts or recognize and measure liabilities not previously identified.
Acquisition and integration-related costs of $5.3 million were included in selling, general, and administrative expenses in the Company's statement of operations for the nine months ended September 30, 2015.

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
The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the acquisition had occurred at the beginning of fiscal year 2014:

	Nine Months Ended September 30
	2015	2014
Net revenues	$272,781	$249,667
Net income (loss)	6,676	(113,911)
The following adjustments were included in the unaudited pro forma financial information:

	Nine Months Ended September 30
	2015	2014
Amortization and depreciation of intangible assets and property, plant and equipment acquired	$(20,327)	$22,249
Amortization of inventory step-up	(14,244)	14,244
Acquisition and integration expenses	(13,339)	—
Restructuring charges	(11,247)	—
	$(59,157)	$36,493
The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition in the Company's unaudited consolidated statements of operations.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

For the three months ended September 30, 2015, $54.5 million of revenue and $27.0 million of gross profit of former Entropic operations since the acquisition date are included in the Company's unaudited consolidated statements of operations. For the nine months ended September 30, 2015, $86.8 million of revenue and $30.0 million of gross profit of former Entropic operations are included.
Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd. (“Physpeed”), a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. $1.1 million of the consideration payable to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement. The escrow release date is twelve months following the closing date of October 31, 2014 and expected to be paid out after October 31,2015. In addition, the definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed which will be paid over a two year period contingent upon continued employment and potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. As of September 30, 2015, $0.8 million of held back merger proceeds have been paid. The Company had also entered into retention and performance-based agreements with Physpeed employees for up to $3.25 million to be paid in cash or shares of MaxLinear Class A common stock based on the achievement of certain 2015 and 2016 revenue milestones.
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
Earn-Out
The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The earn-out is payable up to $0.75 million to the former shareholders of Physpeed. The 2015 earn-out is based on $0.375 million multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2016 earn-out is based on $0.375 million multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. Subsequent changes to the fair value will be recorded through earnings. The fair value of the earn-out was $0.1 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively. The change in the fair value of the earn-out was primarily due to revisions to the Company's expectations of earn-out achievement.

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
The 2015 performance grant, if any earned, will be based on the calculation of the 2015 maximum revenue RSU amount multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2015 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2015 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is the third trading date prior to the 2015 determination date (no later than ten business days after filing the Form 10-K for the 2015 fiscal year)). Qualifying revenues are the net revenues recognized in the 2015 fiscal year directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The 2016 performance grant, if any earned, will be based on the calculation of the 2016 maximum revenue RSU amount multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. The 2016 maximum revenue RSU amount is 50% of the aggregate maximum RSU award value divided by the 2016 average company share price (the average closing sales prices of stock trading on the New York Stock exchange over five consecutive trading days ending on the trade date that is the third trading date prior to the 2016 determination date (no later than ten business days after filing the Form 10-K for the 2016 fiscal year). Qualifying revenues are the net revenues recognized in the 2016 fiscal year directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products in accordance with U.S. GAAP reflected in the Company’s audited financial statements.
The Company will record compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company will record compensation expense for the 2016 RSUs over a 26 month service period from October 31, 2014 through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $0.7 million at September 30, 2015.

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company terminated the employment of 73 Entropic employees during the nine months ended September 30, 2015. The Company recognized associated non-recurring employee separation charges of approximately $5.7 million in the nine months ended September 30, 2015 related to these terminations. Included in these employee separation charges is $1.5 million of stock compensation for accelerated stock options and RSUs vesting due to double trigger change of control agreements and other special agreements in effect with certain Entropic employees.
Additionally, in connection with the restructuring plan, the Company ceased use of the majority of Entropic's former headquarters. Accordingly, the Company recognized lease impairment charges of $1.1 million based on the adjustment to the net present value of the remaining lease obligation on the cease use date. The Company also recorded impairment charges of $3.7 million related to leasehold improvements on the unused premises.
The following table presents the activity related to the plan, which is included in restructuring charges in the unaudited consolidated statements of operations:

Nine Months Ended September 30, 2015
Employee separation expenses	$5,653
Lease related impairment (1)	6,161
$11,814
____________________________

(1)
Includes $0.6 million in restructuring charges related to an Entropic lease that was restructured during prior to the completion of the acquisition. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents a roll-forward of our restructuring liability as of September 30, 2015, which is included in accrued expenses and other current liabilities in the unaudited consolidated balance sheets:

	Employee Separation Expenses	Lease Related Impairment	Total
Liability as of December 31, 2014	$—	$—	$—
Restructuring charges (1)	5,653	6,161	11,814
Cash payments	(4,258)	(466)	(4,724)
Non-cash charges	(1,309)	(4,442)	(5,751)
Liability as of September 30, 2015	$86	$1,253	$1,339
____________________________

(1)
Includes $0.6 million in restructuring charges related to an Entropic lease that was restructured during prior to the completion of the acquisition. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

5. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$13,088	$—	$—	$13,088
Government debt securities	11,810	11	—	11,821
Corporate debt securities	34,812	17	(6)	34,823
	59,710	28	(6)	59,732
Less amounts included in cash and cash equivalents	(13,088)	—	—	(13,088)
	$46,622	$28	$(6)	$46,644

Fair Value at September 30, 2015
Liabilities
Contingent Consideration	$142
Total	$142

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Assets
Money market funds	$1,858	$—	$—	$1,858
Government debt securities	27,154	5	(8)	27,151
Corporate debt securities	31,543	3	(42)	31,504
	60,555	8	(50)	60,513
Less amounts included in cash and cash equivalents	(1,858)	—	—	(1,858)
	$58,697	$8	$(50)	$58,655

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Fair Value at December 31, 2014
Liabilities
Contingent Consideration	$265
Total	$265
As of September 30, 2015, the Company held 7 government and corporate debt securities with an aggregate fair value of $11.1 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.006 million at September 30, 2015 represent temporary impairments on government and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of September 30, 2015.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of September 30, 2015 and December 31, 2014, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of September 30, 2015 and December 31, 2014 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.77% to 0.38% and 0.54% to 0.33% at September 30, 2015 and December 31, 2014, respectively. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2015
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$13,088	$13,088	$—	$—
Government debt securities	11,821	—	11,821	—
Corporate debt securities	34,823	—	34,823	—
	$59,732	$13,088	$46,644	$—
Liabilities
Contingent consideration	$142	$—	$—	$142
	$142	$—	$—	$142

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$1,858	$1,858	$—	$—
Government debt securities	27,151	—	27,151	—
Corporate debt securities	31,504	—	31,504	—
	$60,513	$1,858	$58,655	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265
The following summarizes the activity in Level 3 financial instruments:

Nine Months Ended September 30, 2015
Contingent Consideration (1)
Beginning balance	$265
(Gain) loss recognized in earnings (2)	(123)
Ending balance	$142
Net gain (loss) for the period included in earnings attributable to contingent consideration held at the end of the period:	$(123)

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
There were no transfers between Level 1, Level 2 or Level 3 securities in the three and nine months ended September 30, 2015.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

6. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$58,149	$20,696
Short-term investments	26,797	48,399
Long-term investments	19,847	10,256
	$104,793	$79,351
Inventory consists of the following:

	September 30, 2015	December 31, 2014
Work-in-process	$19,667	$4,169
Finished goods	16,598	6,689
	$36,265	$10,858
Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2015	December 31, 2014
Furniture and fixtures	5	$2,388	$735
Machinery and equipment	3 -5	22,997	12,695
Masks and production equipment	2	8,062	8,672
Software	3	3,020	905
Leasehold improvements	4 -5	10,492	4,451
Construction in progress	N/A	84	276
		47,043	27,734
Less accumulated depreciation and amortization		(26,500)	(15,293)
		$20,543	$12,441
Intangible assets, net consist of the following:

	Weighted Average Amortization Period (in Years)	September 30, 2015	December 31, 2014
Licensed technology	3	$2,921	$2,821
Developed technology	7	46,700	2,700
Trademarks and trade names	7	1,700	—
Customer relationships	5	4,700	—
Backlog	1	24,200	—
Less accumulated amortization		(25,666)	(2,435)
		54,555	3,086
In-process research and development		25,100	7,300
		$79,655	$10,386

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s intangible assets at September 30, 2015:

Amortization
2015	$6,693
2016	8,000
2017	7,888
2018	7,871
2019	7,854
Thereafter	16,249
Total	$54,555
Deferred revenue and deferred profit consist of the following:

	September 30, 2015	December 31, 2014
Deferred revenue—rebates	$23	$21
Deferred revenue—distributor transactions	6,112	5,585
Deferred cost of net revenue—distributor transactions	(1,997)	(1,994)
	$4,138	$3,612
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$10,018	$7,880
Additional liability from acquisition	1,309	—
Charged as a reduction of revenue	28,522	15,920
Reversal of unclaimed rebates	(112)	(27)
Payments	(20,033)	(11,276)
Ending balance	$19,704	$12,497
Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	1,346	422
Accrued restructuring	1,339	—
Accrued litigation costs	415	560
Accrued royalty	1,846	—
Deferred tax liability	3,393	—
Other	7,812	1,566
	$19,151	$5,548

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

7. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of restricted stock units, or RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2015 was $10.14. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2014 was $9.04. No stock options were granted during the nine months ended September 30, 2015.
The fair values of stock options and employee stock purchase rights (related to the Company's ESPP) were estimated at their respective grant date using the following assumptions:
Stock Options

Nine Months Ended September 30,
2014
Weighted-average grant date fair value per share	$4.03
Risk-free interest rate	1.70%
Dividend yield	—%
Expected life (years)	4.56
Volatility	51.00%
Employee Stock Purchase Rights

	Nine Months Ended September 30,
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
The Company recognized stock-based compensation in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of net revenue	$73	$35	$169	$96
Research and development	3,496	2,574	8,889	7,152
Selling, general and administrative	1,442	1,393	4,466	3,832
	$5,011	$4,002	$13,524	$11,080

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense in the three and nine months ended September 30, 2015 included $0.8 million and $3.2 million, respectively, related to assumed Entropic stock options and RSUs.
In the nine months ended September 30, 2015, the Company granted 1.1 million RSUs with a fair value of $11.2 million related to its annual equity compensation review program, which will be expensed over the next four years. In the nine months ended September 30, 2014, the Company granted 0.7 million RSUs with a fair value of $6.4 million and 0.4 million stock options with a fair value of $1.7 million related to its annual equity compensation review program, which are expensed over the next four years.
Employee Benefit Plans
At September 30, 2015, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan as well as the following former Entropic plans: the RF Magic 2000 Incentive Stock Plan, the 2001 Stock Option Plan, the 2007 Equity Incentive Plan, the 2007 Non-Employee Director's Plan and the 2012 Inducement Award Plan. All current stock awards are issued under the 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan.
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
Executive Incentive Bonus Plan
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. For the January 1, 2015 to June 30, 2015, 2014 and 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under its 2010 Equity Incentive Plan with the number of shares issuable to plan participants determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on August 20, 2015, May 14, 2015 and May 9, 2014, respectively. Additionally, the Company settled all bonus awards for all other employees for the January 1, 2015 to June 30, 2015, 2014 and 2013 performance period in shares of its Class A common stock. The Company issued 0.3 million shares of its Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. The Company issued 0.2 million shares of its Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. The Company issued 0.6 million shares of its Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Common Stock
At September 30, 2015, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

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
As the Company does not believe that it is more-likely-than-not that it will realize a benefit from its U.S. net deferred tax assets, including its U.S. net operating losses, the Company continues to provide a full valuation allowance against those assets and therefore does not incur significant U.S. income tax expense or benefit. Additionally, the Company completed the acquisition of Entropic Communications in the second quarter of 2015. As a result of the acquisition, there was a valuation allowance release that resulted in a tax benefit of $1.6 million due to the purchase accounting adjustment for the net deferred tax liability. Furthermore, the Company does not incur expense or benefit in the certain tax free jurisdictions in which it operates.
The Company recorded a provision for income taxes of $0.5 million and a benefit of $0.6 million for the three and nine months ended September 30, 2015, respectively. The Company recorded a provision for income taxes of $0.03 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. The provision (benefit) for income taxes for the three and nine months ended September 30, 2015 and 2014 primarily relates to income taxes in certain foreign jurisdictions.
During the nine months ended September 30, 2015, the Company’s unrecognized tax benefits increased by $1.9 million which includes an amount of $1.5 million related to the acquisition of Entropic. The Company does not anticipate its unrecognized tax benefits will change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2015 were $0.05 million and $0.02 million, respectively.
The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. Any impact from the audit was included in the 2013 financial statements. The Company is not currently under examination in any other jurisdictions.

9. Significant Customer and Geographic Information
Customers greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Percentage of total net revenue
Arris[1]	30%	24%	30%	29%
WNC Corporation	11%	*	*	*
Cisco	10%	10%	13%	*

* Represents less than 10% of the net revenue for the respective period.
1 Includes sales to Motorola Home, which was acquired by Arris in April 2013, for all periods presented.

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Percentage of total net revenue
China	65%	68%	61%	75%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	September 30, 2015	December 31, 2014
Percentage of gross accounts receivable
WNC Corporation	18%	*
Pegatron Corporation	11%	41%
Sernet Technologies Corporation	14%	11%

* Represents less than 10% of the gross accounts receivable for the respective period end.
10. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
At September 30, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2015 (remaining three months)	$1,608	$2,545	$18,286
2016	6,773	9,538	—
2017	6,025	4,687	—
2018	5,121	700	—
2019	4,774	—	—
Thereafter	12,897	—	—
Total minimum payments:	$37,198	$17,470	$18,286
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
Based on the above, the Company has not recorded an accrual for loss contingencies associated with the Delaware actions; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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

MAXLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and percentage data)

On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The Commission requested additional briefing from the parties on certain issues under review by the Commission. The ITC has now issued its opinion, which terminates its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. CrestaTech may now appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. The District Court Litigation remains stayed pending resolution of any appeal to the ITC. In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs.
In addition, we have filed four petitions for inter partes review (“IPR”) by the U.S. Patent Office of the two CrestaTech patents asserted against us. The Patent Trial and Appeal Board did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six pending IPR proceedings involving the two CrestaTech patents asserted against us.  The two specific claims mentioned above are included in at least one of the review proceedings instituted and currently pending against CrestaTech.
In view of the final determination of no violation in the ITC Investigation and the institution of IPR proceedings, the Company has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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
Overview
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our high performance radio-frequency, or RF, receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home, to digital set top box (STB) components and system solutions for the global satellite, terrestrial, cable and IP television (IPTV) markets. Our products enable the distribution and display of broadband video and data content in a wide range of electronic devices, including Pay-TV operator set top boxes and voice and data gateways, hybrid analog and digital televisions, Direct Broadcast Satellite outdoor units, and optical modules for data center, metro, and long-haul transport network applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $133.1 million in fiscal 2014. In the nine months ended September 30, 2015 and 2014, respectively, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip, and MoCA connectivity solutions into operator voice and data modems and gateways and global analog and digital RF receiver products for analog and digital television applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit (DBS ODU) solutions which consist of our and translation switch (BTS) and channel stacking switch (CSS) products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications equipment.
Products shipped to Asia accounted for 90% of net revenue in the three and nine months ended September 30, 2015, respectively, and 90% and 94% of net revenue in the three and nine months ended September 30, 2014, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set top box products during the nine months ended September 30, 2015 and 2014 related principally to sales to Asian set top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the nine months ended September 30, 2015 and 2014 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2015, two of our customers accounted for 41% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue. In the nine months ended September 30, 2015, two of our customers accounted for 42% of our net revenue, and our ten largest customers collectively accounted for 76% of our net revenue. In the three months ended September 30, 2014, one of our customers accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. In the nine months ended September 30, 2014, one of our customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable set-top boxes.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and DBS ODU sectors, a design-in can have a product life cycle of 24 months to 60 months and beyond.
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
There were no significant changes, other than the addition of business combinations, during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Note 1 to our consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K filed with the SEC on February 23, 2015, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 12, 2015.
Results of Operations
The following describes the line items set forth in our consolidated statements of operations.
Net Revenue. Net revenue is generated from sales of integrated radio frequency analog and mixed signal semiconductor solutions for broadband communication applications. A significant but declining portion of our end customers purchases products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.
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
Restructuring Charges. Restructuring charges consist of employee severance and stock compensation expenses, and lease and leasehold impairment charges related to our restructuring plan entered into as a result of our acquisition of Entropic, and an adjustment related to restructuring plan implemented by Entropic prior to acquisition.
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
Comparison of the Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
The following table presents a comparison of each line item in the unaudited consolidated statements of operations as a percentage of revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100%	100%	100%	100%
Cost of net revenue	46	39	51	38
Gross profit	54	61	49	62
Operating expenses:
Research and development	25	46	31	42
Selling, general and administrative	27	25	30	24
Restructuring charges	—	—	6	—
Total operating expenses	52	71	67	66
Income (loss) from operations	2	(10)	(18)	(4)
Interest income	—	—	—	—
Other income, net	1	—	—	—
Income (loss) before income taxes	3	(10)	(18)	(4)
Provision for income taxes	1	—	—	—
Net income (loss)	2%	(10)%	(18)%	(4)%
Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Operator	$68,171	$23,855	186%	$150,205	$76,952	95%
% of net revenue	72%	73%		75%	76%
Infrastructure and other	8,307	8,686	(4)%	19,989	23,682	(16)%
% of net revenue	9%	27%		10%	24%
Legacy video SoC	18,713	—	N/A	31,217	—	N/A
% of net revenue	19%	—		15%	—
Total net revenue	$95,191	$32,541	193%	$201,411	$100,634	100%
The acquisition of Entropic Communications, Inc., or Entropic, in April of 2015 has changed the composition, breadth and diversity of MaxLinear’s technology portfolio. In particular, MoCA technologies have expanded MaxLinear’s platform in cable, satellite, and telecommunications applications, and analog channel stacking solutions have expanded MaxLinear’s presence in Direct Broadcast Satellite outdoor unit applications. In addition, the Company has increased its investment in new technology development targeting infrastructure markets, while reducing its investments into retail-oriented and legacy technologies such as terrestrial tuners, hybrid TV tuners, and legacy video processing technologies. As a result of these changes, MaxLinear has realigned its revenue composition with its strategic investment focus and platform presence. The Company has illustrated these changes with the market terms operator, infrastructure and other, and legacy video SoC.

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
The increase in net revenue in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to $44.3 million of growth in operator applications, contributed primarily by analog channel-stacking ("aCSS") and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories except operator digital-to-analog converter applications, which declined modestly. Growth of $18.7 million in our legacy video SoC products was attributable to our acquisition of Entropic. Declines in infrastructure and other revenues of $0.4 million were primarily driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications, which offset growth in retail MoCA products related to our Entropic acquisition and high-speed interconnect products related to our Physpeed acquisition.
The increase in net revenue in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to $73.3 million of growth in operator applications, contributed primarily by analog channel-stacking and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories. Growth of $31.2 million in our legacy video SoC products was attributable to our acquisition of Entropic. Declines in infrastructure and other revenue of $3.7 million were driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications, partially offset by growth in retail MoCA and high-speed interconnect applications.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of net revenue	$44,141	$12,632	249%	$101,748	$38,426	165%
% of net revenue	46%	39%		51%	38%
Gross profit	51,050	19,909	156%	99,663	62,208	60%
% of net revenue	54%	61%		49%	62%
The decline in the gross profit percentage for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to amortization of intellectual property costs of $1.6 million and revaluation of inventory amortization of $0.9 million related to the Entropic acquisition. The gross margin decline was also driven by the significant increase in Entropic-related product revenue, which has historically generated lower gross margin than our previous corporate average.
The decline in the gross profit percentage for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to revaluation of inventory amortization of $14.2 million and amortization of intellectual property costs of $2.6 million related to the Entropic acquisition. To a lesser extent, the decline in gross margin was also driven by the increase in Entropic-related product revenue, which has historically generated lower gross margin than our previous corporate average.
We currently expect that gross profit percentage will fluctuate in the future, from quarter-to-quarter, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$23,491	$14,957	57%	$62,765	$41,944	50%
% of net revenue	25%	46%		31%	42%

The increase in research and development expense for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $6.2 million and the combined increases in design tools, travel, and occupancy expenses of $1.8 million.
The increase in research and development expense for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $12.2 million, combined increases in design tools, prototype, and occupancy expenses of $5.2 million, and severance expenses related to our exit of R&D related activities in Shanghai, China of $0.7 million.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative	$25,457	$8,141	213%	$60,021	$24,590	144%
% of net revenue	27%	25%		30%	24%
The increase in selling, general and administrative expense in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to the amortization of purchased intangible assets of $12.1 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $1.7 million and an increase in outside services, professional fees and occupancy expenses of $2.1 million.
The increase in selling, general and administrative expense in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to transaction costs of $5.3 million and amortization of purchased intangible assets of $20.1 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $3.6 million and an increase in outside services, professional fees and occupancy expenses of $3.4 million.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Restructuring charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Restructuring charges	$425	$—	N/A	$11,814	$—	N/A
% of net revenue	—%	—%		6%	—%
Restructuring charges in the three and nine months ended September 30, 2015 consist of employee severance and stock compensation expenses and lease and leasehold impairment charges related to our restructuring plan entered into as a result of our acquisition of Entropic. These charges were primarily incurred during the second quarter of 2015. During the three months ended September 30, 2015, the Company recorded $0.6 million expense related to a lease that was restructured before the completion of our acquisition of Entropic.
Interest and Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Interest income	$47	$61	$168	$182
Other income (expense), net	407	(49)	351	(79)

Interest income decreased in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 due to fluctuations in cash equivalent and investment balances and interest rates. Other income (expense), net increased in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 primarily due to gains on foreign currency transactions at the Entropic Asia subsidiaries.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Provision (benefit) for income taxes	$549	$28	$(631)	$456
The provision for income taxes for the three months ended September 30, 2015 was $0.5 million or approximately 25.8% of pre-tax income compared to a provision for income taxes of $0.03 million or approximately (0.9)% of pre-tax loss for the three months ended September 30, 2014. The benefit from income taxes for the nine months ended September 30, 2015 was $0.6 million or approximately 1.8% of pre-tax loss compared to a provision for income taxes of $0.5 million or approximately (10.8)% of pre-tax loss for the nine months ended September 30, 2014.
The provision (benefit) for income taxes for the three and nine months ended September 30, 2015 and 2014 primarily relate to income tax in foreign jurisdictions as well as accruals for tax contingencies. During the nine months ended September 30, 2015, we recorded a net benefit from income taxes due to the offset by the valuation allowance release resulting from the net deferred tax liability acquired in the Entropic acquisition. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries. Additionally, the Company completed the acquisition of Entropic in the second quarter of 2015. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $1.6 million due to the purchase accounting adjustment for the net deferred tax liability acquired. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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
Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $58.1 million, short- and long-term investments of $46.6 million, and net accounts receivable of $41.8 million.
Following is a summary of our working capital and cash and cash equivalents and investments as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Working capital	$99,992	$67,668
Cash and cash equivalents	$58,149	$20,696
Short-term investments	26,797	48,399
Long-term investments	19,847	10,256
Total cash and cash equivalents and investments	$104,793	$79,351

Cash Flows from Operating Activities
Net cash provided by operating activities was $30.5 million for the nine months ended September 30, 2015. Net cash provided by operating activities primarily consisted of $65.3 million in non-cash operating expenses, partially offset by $1.0 million in changes in operating assets and liabilities and a net loss of $33.8 million. Non-cash items included in net income (loss) for the nine months ended September 30, 2015 included depreciation and amortization expense of $31.2 million, stock-based compensation of $15.1 million, amortization of inventory step-up of $14.2 million, deferred income taxes of $(1.7) million, impairment of lease of $6.2 million and amortization of net investment premiums of $0.3 million.
Net cash provided by operating activities was $18.0 million for the nine months ended September 30, 2014. Net cash provided by operating activities consisted of $15.2 million in non-cash operating expenses and $7.5 million in changes in operating assets and liabilities, partially offset by a net loss of $4.7 million. Non-cash items included in net loss for the nine months ended September 30, 2014 included stock-based compensation of $11.1 million, depreciation and amortization expense of $3.5 million and amortization of net investment premiums of $0.6 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2015. Net cash provided by investing activities consisted of $57.5 million in maturities of securities, offset by $45.7 million in purchases of securities, $3.6 million used in our acquisition of Entropic, $1.5 million in purchases of property and equipment and $0.1 million purchases of intangibles. Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2014. Net cash used in investing activities consisted of $36.5 million in purchases of securities and $7.8 million in purchases of property and equipment, offset by $35.9 million in maturities of securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $6.3 million in net proceeds from issuance of common stock, offset by $4.5 million in minimum tax withholding paid on behalf of employees for restricted stock units, equity issuance costs of $0.7 million and repurchases of common stock of $0.1 million. Net cash used in financing activities for the nine months ended September 30, 2014 consisted primarily of $1.6 million in net proceeds from issuance of common stock, offset by $3.6 million in minimum tax withholding paid on behalf of employees for restricted stock units.
We believe that our $58.1 million of cash and cash equivalents and $46.6 million in short- and long-term investments at September 30, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of September 30, 2015 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in August 2015, we issued 0.3 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan. In May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for the second half of fiscal 2015, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
At September 30, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
2015 (remaining three months)	$1,608	$2,545	$18,286
2016	6,773	9,538	—
2017	6,025	4,687	—
2018	5,121	700	—
2019	4,774	—	—
Thereafter	12,897	—	—
Total minimum payments:	$37,198	$17,470	$18,286

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our financial position or results of operations.
Interest Rate Risk
We had cash and cash equivalents of $58.1 million at September 30, 2015 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
On April 30, 2015, we acquired Entropic and, as a result, we have begun integrating the processes, systems and controls relating to Entropic into our existing system of internal control over financial reporting in accordance with our integration plans. Except for the processes, systems and controls relating to the integration of Entropic, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on the above, the Company has not recorded an accrual for loss contingencies associated with the Delaware actions; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.

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
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The Commission requested additional briefing from the parties on certain issues under review by the Commission. The ITC has now issued its opinion, which terminates its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. CrestaTech may now appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. The District Court Litigation remains stayed pending resolution of any appeal to the ITC. In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs.
In view of the final determination of no violation in the ITC Investigation and the institution of IPR proceedings, the Company has not recorded an accrual for loss contingencies associated with the litigation; determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable.
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
We currently expect to realize material cost savings and other synergies as a result of our acquisition of Entropic, and as a result, we currently believe that the acquisition will be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Entropic’s business, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the legacy Entropic products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of future revenues in the legacy Entropic business;

•	the anticipated financial performance of legacy Entropic products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we have recorded in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of the legacy Entropic business; and

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the legacy Entropic business, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate the legacy Entropic business successfully; currently unanticipated additional incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to continue to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of legacy Entropic customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the legacy Entropic business specifically. Any failure to integrate the legacy Entropic business successfully and to continue to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our Class A common stock.
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
We completed our acquisition of Entropic in April 2015 and the integration process remains in progress. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
Our business relationships, including customer relationships, and those of Entropic may be subject to disruption due to uncertainty associated with the acquisition.
In response to the completion of the acquisition, customers, vendors, licensors, and other third parties with whom we do business or Entropic did business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc. (“Trident”), we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing legacy Entropic products, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our Class A common stock.

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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Corporation, Rafael Microelectronics, Inc., and Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, and Qorvo Inc. for our new initiatives into the optical interconnect markets. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
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
For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. For fiscal 2014, one customer accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For the nine months ended September 30, 2015, two customers accounted for 42% of our net revenue, and our ten largest customers accounted for 76% of our net revenue. Our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For fiscal 2013, revenue directly attributable to cable and satellite operator applications accounted for approximately 68% of our net revenue. For fiscal 2014, revenue directly attributable to these applications accounted for approximately 65% of our net revenue. For the nine months ended September 30, 2015, revenue directly attributable to operator applications accounted for approximately 75% of our net revenue. We currently expect this revenue contribution dynamic among operator, infrastructure and other and legacy SoC applications to be relatively consistent for the remainder of 2015. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2013, our research and development expense was $53.1 million. For fiscal 2014, our research and development expense was $56.6 million. For the nine months ended September 30, 2015, our research and development expense was $62.8 million. In the nine months ended September 30, 2015, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.
Highly complex products like our RF receivers and RF receiver SoCs and physical medium devices for optical modules may contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, defects and bugs and, in particular, have identified liabilities of several million dollars arising from warranty claims related to legacy Entropic products. Where any of our products, including legacy Entropic products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the legacy Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. In particular, from time to time, we receive correspondence from competitors seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests as received and could be required to enter license agreements with respect to third party intellectual property rights or indemnify third parties, either of which could have an adverse effect on our future operating results.
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
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The Commission requested additional briefing from the parties on certain issues under review by the Commission. The ITC has now issued its opinion, which terminates its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. CrestaTech may now appeal the decision of the ITC to the United States Court of Appeals for the Federal Circuit. The District Court Litigation remains stayed pending resolution of any appeal to the ITC. In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs.
In addition, we have filed four petitions for inter partes review (“IPR”) by the U.S. Patent Office of the two CrestaTech patents asserted against us. The Patent Trial and Appeal Board did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six pending IPR proceedings involving the two CrestaTech patents asserted against us.  The two specific claims mentioned above are included in at least one of the review proceedings instituted and currently pending against CrestaTech.
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
For the nine months ended September 30, 2015, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, PCTV, IPTV, terrestrial set top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a significant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For the nine months ended September 30, 2015, sales through distributors accounted for 14% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We sell our products throughout the world. Products shipped to Asia accounted for 90% of our net revenue in the nine months ended September 30, 2015. In addition, approximately 29% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
For example, the SEC adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires new disclosures concerning the use of conflict minerals, generally tantalum, tin, gold, or tungsten that originated in the Democratic Republic of the Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products has created and will continue to create additional costs in order to comply with the new disclosure requirements and we may not be able to certify that the metals in our products are conflict free, which may create issues with our customers. In addition, the new rule may affect the pricing, sourcing and availability of minerals used in the manufacture of our products.
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
As of September 30, 2015, our founders who are existing employees of the Company, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 11% of our outstanding capital stock, representing approximately 50% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2015, we had 54.7 million shares of Class A common stock and 6.8 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Recent Sales of Unregistered Securities
In the nine months ended September 30, 2015, we issued an aggregate of 0.07 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.1 million in the nine months ended September 30, 2015 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2015, options to purchase an aggregate of 1.2 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

MAXLINEAR, INC.

(Registrant)

Date: November 3, 2015	By:	/s/ Adam C. Spice
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