Form 10-K
period 2015-12-31
MAXLINEAR INC
filed 2016-02-17
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $649.5 million (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
As of February 10, 2015, the registrant has 55,750,809 shares of Class A common stock, par value $0.0001, and 6,666,777 shares of Class B common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2016 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.

ITEM 1.	BUSINESS
Corporate Information
We incorporated in the State of Delaware in September 2003. Our executive offices are located at 5966 La Place Court, Suite 100, Carlsbad, California 92008, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its wholly owned subsidiaries. Our website address is www.maxlinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Refer to Intellectual Property Rights section below for a list of our trademarks and trade names. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.
Overview

We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications, the connected home, and for data center, metro, and long-haul fiber networks. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home, to digital set-top box (STB) components and system solutions for the global satellite, terrestrial, cable and IP television (IPTV) markets. Our products enable the distribution and display of broadband video and data content in a wide range of electronic devices, including Pay-TV operator set-top boxes and voice and data gateways, hybrid analog and digital televisions, Direct Broadcast Satellite outdoor units, and optical modules for data center, metro, and long-haul transport network applications.
We combine our high performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software and embedded systems to provide highly integrated semiconductor devices that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies due to our acquisitions of Physpeed and Entropic. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our

RF receivers and RF receiver SoCs have high levels of functional integration and performance, small silicon die size and low power consumption. Moreover, our proprietary CMOS-based radio system architecture provides to our customers the benefits of superior RF system performance, shorter design cycles, significant design flexibility and low system cost across a wide range of broadband communications applications. It is our intention to drive future optical interconnect products to CMOS versus existing Silicon Germanium BiCMOS and Indium Phosphide process technology designs.
We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2015, we sold our products to more than 179 end customers. For the year ended December 31, 2015, our net revenue was $300.4 million as compared to $133.1 million in the year ended December 31, 2014.
Recent Developments
On April 30, 2015, we completed its acquisition of Entropic Communications, Inc., or Entropic. Pursuant to the terms of the merger agreement dated as of February 3, 2015, by and among the Company, Entropic, and two wholly-owned subsidiaries of the Company, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of our Class A common stock. We paid an aggregate of $111.1 million and issued an aggregate of 20.4 million shares of our Class A common stock to the stockholders of Entropic. In addition, we assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). We used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, our own cash and cash equivalents.
As a result of the acquisition, we believe we have benefited from the economies of scale across engineering and supply chain operations, as well as from elimination of redundancy across engineering, sales, and general and administrative functions. Entropic had been recognized for pioneering the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions which consist of band translation switch, or BTS, and channel stacking switch, or CSS, products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. We believe the acquisition of Entropic added significant scale to our analog/mixed-signal business and expanded our addressable market and enhanced the strategic value of the Company’s offerings to broadband and access partners, OEM customers, and service providers. For a discussion of specific risks and uncertainties that could affect our ability to achieve these and other strategic objectives of the acquisition, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to the Proposed Acquisition of Entropic.”
Industry Background
Technological advances in the broadband data, broadcast TV, voice, and wired and wireless data markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless data connectivity; the resolution transitions from standard-definition, to high-definition to ultra-high-definition/4K video television; the proliferation of multi-channel digital video recording, or DVR; the proliferation of multimedia content being both accessible and stored in the cloud through cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced multimedia functionality to set-top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways and mobile devices, which in turn is creating demand for higher speed optical interconnects in data center, metro, and long-haul transport network applications. We believe that several trends, across multiple target markets, are creating revenue opportunities for providers of RF and analog/mixed-signal solutions. These trends include the following:

•
Service Provider/Operator: Competing cable, satellite, and other broadband service providers differentiate their services by providing consumers with bundled video, voice, and broadband data access, referred to as triple-play services. These services include advanced features such as; channel guide information, video-on-demand, multi-channel digital video recording, or DVR, and picture-in-picture viewing. Many set-top boxes, including those used for triple-play services, now enable consumers to simultaneously access, and manage multimedia content from multiple locations in the same house. These advanced features require either a home gateway or a set-top box to simultaneously receive, demodulate, and decode multiple signals spread across several channels of frequency bandwidth. Traditional architectures would require that each simultaneously accessed signal require a dedicated RF receiver. In these emerging home gateway or media servers, where content may be delivered using internet protocol or IP, there may be “thin or remote clients” that may not have traditional TV tuners, but necessarily include a broadband RF receiver such as MoCA or WiFi. This greatly increases the number of RF receivers required to be deployed in each set-top box. In addition, in order to deliver increasing data bandwidth to the home, cable MSOs have deployed DOCSIS 3.0 equipment and services, which enable channel bonding, or the concurrent reception of multiple channels, resulting in higher aggregate “sum of the channels” bandwidth available to DOCSIS 3.0 cable subscribers.

•
Infrastructure and Non-Operator Terrestrial: Growth in data traffic generated from smartphones and tablets, over-the-top, or OTT, streaming video, cloud computing and data analytics in hyper-scale data centers is creating demand for higher speed interconnect products addressing enterprise and telecommunications infrastructure market applications. These solutions provide the interconnect function between the top-of-rack to the core-router within a datacenter, and the metro and long haul connections within a service provider network. Datacenter links are consistently increasing in performance/speed and are currently changing from 1Gbps to 10Gbps on the servers and from 10/40Gbps to 100Gbps on the routers and switches, and we believe that over the next several years they will likely migrate to 400Gbps. In the markets for non-operator terrestrial solutions, consumers are utilizing a broad array of consumer electronic devices beyond the television, such as personal computers, netbooks, tablets, and mobile phones to access broadcast television and other multimedia content. Specifically, with the increased popularity of accessing multimedia content over-the-top, or OTT, via broadband-enabled streaming services, consumers are increasingly augmenting these OTT multimedia content services with local free-to-air broadcast programming. Consumers can access these terrestrial broadcasts through set-top boxes containing terrestrial RF receiver solutions.

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
Challenges Faced by Providers of Systems and RF Receivers and Optical Interconnects
The stringent performance requirements of broadband communications and optical interconnect applications and the distinct technological challenges associated with the terrestrial, cable, satellite, datacenter, and metro and long-haul telecom transport markets present significant obstacles to service providers and system designers. In particular, designing and implementing RF receivers to capture broadcast digital television signals is extremely challenging due in part to the wide frequency band across which broadcast digital television signals are transmitted. As compared to other digital radio technologies, such as those found in cellular, WiFi and Bluetooth applications, television signals that are broadcast over air, on cable, and by satellite are acquired over a much wider frequency band and encounter many more sources of interference. As a result, traditionally, design and implementation of these RF receivers have been accomplished using conventional radio system architectures that employ multiple discrete components and are fabricated using expensive special purpose semiconductor manufacturing processes, such as silicon germanium, gallium arsenide, and special purpose CMOS-based RF process technologies.
The core challenges of capturing and processing high quality broadband communications signals are common to the terrestrial, cable, and satellite markets. These challenges include:

•
Design Challenges of Receiving Multiple RF Signals. System designers and service providers across various markets seek to enhance consumer appeal through the addition of new features in their products. Incorporating more than one channel of RF reception in an electronic device enables many of these features and advanced applications that are rapidly becoming a part of the standard offering from device makers and service providers. For example, in the cable set-top box market, it is necessary to support the simultaneous reception of multiple channels for voice, video and data applications in many system designs. In order to meet such requirements, OEMs must employ either multiple narrow or wideband RF receivers or Full Spectrum Capture (FSCTM) receiver SoCs in their system design. Each additional RF receiver poses new challenges to the system designer, such as increased design complexity, overall cost, circuit board space, power consumption and heat dissipation. In addition, a high level of integration in multiple-receiver designs is necessary to combat the reliability and signal interference issues arising from the close proximity of sensitive RF elements.

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

•
Power Consumption. Power consumption is an important consideration for consumers and a critical design specification for system designers. For example, in battery-operated devices such as netbooks and notebooks, and voice-enabled cable modems, long battery life is a differentiating device attribute. In addition, government sponsored programs, such as Energy Star in the U.S., induce consumers to purchase more energy efficient products. For example, in September 2009, the U.S. Environmental Protection Agency announced that Energy Star compliant televisions would be required to be 40% more energy efficient than their noncompliant counterparts. The addition of one or more RF receivers to a system in order to enable digital TV functionality significantly increases the overall power consumption imposing severe platform level design constraints on multiple channel receiver systems. In fact, in some multiple receiver system designs, a majority of the system’s overall power consumption is attributable to the RF receiver and related components. Providers of RF receivers and RF receiver SoCs are confronted with the design challenge of lowering power consumption while maintaining or improving device performance.

•
Size. The size of electronic components, such as RF receivers, is a key consideration for system designers and service providers. Given the proliferation of the number of RF receivers in broadband service provider video and data gateways market, size can be a determining factor for whether or not a particular component, such as an RF receiver is designed into the product. In the television market, as system designers create thinner flat-screen displays, the size of RF receivers is becoming a significant consideration, especially when multiple RF receivers are incorporated in a single system.

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

Our RF Receiver Solution
We are a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communications and data center, metro, and long-haul transport network applications. Our products enable the display of broadband video and data content in a wide range of electronic devices, including cable and terrestrial and satellite set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications.
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

•
High Signal Clarity Performance. We design our RF receivers and RF receiver SoCs to provide high signal clarity performance regardless of the application in which they are employed. For example, in the set-top box market, we deploy our core RF and mixed-signal CMOS process technology platform and radio system architecture to overcome the interference from in-home networks that can degrade cable broadband signals. We believe that signal clarity is more critical in television compared to other communications applications such as voice and data, because signal loss and interference have a more adverse impact on the end user experience.

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

•
Low Power. Our products enable our customers to reduce power consumption in consumer electronic devices without compromising the stringent performance requirements of applications such as broadcast television. In addition, our products enable our customers to decrease overall system costs by reducing the power consumption and heat dissipation requirements in their systems. For example, in cable boxes supporting voice applications, low power consumption may enable a reduction in the number of batteries or battery capacity required to support standby and lifeline telephony. In certain set-top boxes, reduced overall power consumption may allow system designers to eliminate one or more cooling fans required to dissipate the heat generated by high power consumption. The benefits of low power consumption increase with the number of RF receivers included in a system.

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

•
Space Efficient Solution. Our highly integrated CMOS-based RF receivers and RF receiver SoCs have an extremely small silicon die size, require minimal external components and consume very little power. Our unique radio architecture, more specifically our Full-Spectrum Capture™ technology, not only enables us to integrate multiple RF receivers in a chip, but also results in a reduction in the incremental power and die area required per each additional channel of reception. This enables our customers to design multi-receiver applications, such as cable modems and set-top boxes, in an extremely small form factor. In addition, our products are easily adapted to space-constrained devices such as flat screen televisions, netbooks, and laptops.

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

Products
Our products are integrated into a wide range of electronic devices, including cable and terrestrial and satellite set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and physical medium devices that go into optical modules for data center, metro, and long-haul transport network applications.
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

Customers
We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance digital RF receiver and RF receiver SoC solutions rapidly. In the year ended December 31, 2015, we sold our products to more than 179 end customers. A significant but declining portion of our sales to these and other customers are through distributors based in Asia, and we do not consider distributors as our end customers, despite selling the products to and being paid by the distributors.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2015, 2014 and 2013, ten customers accounted for approximately 76%, 67% and 72% of our net revenue, respectively. In the years ended December 31, 2015, 2014 and 2013, Arris Group, Inc., or Arris, represented 28%, 31% and 28% of revenue. Sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013, for the years ended December 31, 2015, 2014 and 2013. In the year ended December 31, 2015, Cisco Systems, Inc., or Cisco, represented 13% of revenue. In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. The revenue percentage did not include the 1% revenue percentage for Technicolor.
Products shipped to Asia accounted for 91%, 94% and 93% of our net revenue in the years ended December 31, 2015, 2014 and 2013, respectively. Products shipped to Japan accounted for 1%, 7% and 9% of our net revenue in the years ended December 31, 2015, 2014 and 2013, respectively. Products shipped to China and Taiwan accounted for 77% and 8%, respectively, of our net revenue in the year ended December 31, 2015. Products shipped to China and Taiwan accounted for 71% and 6%, respectively, of our net revenue in the year ended December 31, 2014. Products shipped to China and Taiwan accounted for 68% and 8%, respectively, of our net revenue in the year ended December 31, 2013. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2015, 2014 and 2013 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA, markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2015, 2014 and 2013 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 11 to our consolidated financial statements, included in Part IV, Item 15 of this Report for a discussion of total revenue by geographical region for 2015, 2014 and 2013.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 13%, 28% and 29% of our net revenue in the years ended December 31, 2015, 2014 and 2013, respectively.
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
We generally receive purchase orders from our customers approximately six to twenty-four weeks prior to the scheduled product delivery date. These purchase orders may be cancelled without charge upon notification, so long as notification is received within an agreed period of time in advance of the delivery date. Because of the scheduling requirements of our foundries and assembly and test contractors, we generally provide our contractors production forecasts and place firm orders for products with our suppliers, up to twenty-four weeks prior to the anticipated delivery date, often without a purchase order from our own customers. Our standard warranty provides that products containing defects in materials, workmanship or product performance may be returned for a refund of the purchase price or for replacement, at our discretion.
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
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 28 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include United Microelectronics Corporation or UMC in Taiwan and Singapore, Taiwan Semiconductor Manufacturing Corporation or TSMC in Taiwan, Semiconductor Manufacturing International Corporation or SMIC in China, Global Foundries Inc. in Singapore, Silterra Malaysia Sdn. Bhd. in Malaysia, Tower-Jazz in Newport Beach California, and WIN Semiconductor in Taiwan.
Assembly/packaging and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent assembly/packaging and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering or ASE in Taiwan (assembly/packaging and test), Giga Solution Technology Co. Ltd. in Taiwan (test only), Amkor Technology in Korea, Philippines, and China (assembly/packaging and test), United Test and Assembly Center or UTAC Holdings Ltd. in Singapore and China (assembly/packaging and test), King Yuan Electronics Co. Ltd. or KYEC in Taiwan (test only), SIGURD Microelectronics Corp. in Taiwan (test only), Siliconware Precision Industries Co. Ltd. or SPIL in Taiwan (assembly/packaging only) and Unisem (M) Berhad in China (assembly/packaging only).

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
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications, datacenter, and metro and long-haul telecommunications transport market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2015, we had approximately 345 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, Camarillo and San Jose in California; Atlanta in Georgia; Shenzhen in China; and Bangalore in India. Our research and development expense was $85.4 million, $56.6 million and $53.1 million in 2015, 2014 and 2013, respectively.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver and optical interconnect products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC and optical interconnect products. Our primary competitors include NXP B.V. in cable and terrestrial TV markets, Silicon Laboratories in terrestrial TV markets, RDA Microelectronics and Rafael Microelectronics, Inc. in TV and terrestrial set-top-box markets, Broadcom Corporation in terrestrial, cable, and satellite markets. Competitors we face in our development initiatives targeting datacenter, and metro and long-haul telecommunications transport applications include Inphi, M/A-COM, Semtech, Qorvo, Broadcom, and Microsemi amongst others. In addition, it is quite likely that a number of other public and private companies, including some of our customers and semiconductor platform partners, could be developing competing products for broadband communications, datacenter, and metro and long-haul telecommunications transport applications.
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
We have 662 issued patents and 327 patent applications pending in the United States. We also have 262 issued foreign patents and 147 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. Of the total 924 domestic and foreign issued patents, 753 are related to Entropic and 171 are related to Maxlinear. Of the total 474 domestic and foreign pending patents, 204 are related to Entropic and 270 are related to Maxlinear.

We are the owner of twelve trademarks (“MxL,” “MxLWare,” “Full-Spectrum Capture, “FSC,” “Full Spectrum Transceiver,” “Full-Spectrum Transceiver,” “FST,” “C.LINK,” “ENTROPIC,” “ENTROPIC and Design,” ENTROPIC BUILT-IN and Design,” and “ENTROPIC COMMUNICATIONS and Design”) that have been registered and/or published for opposition in the United States.  We also own foreign counterparts (including eight foreign registrations) of certain of these registered trademarks in Argentina, Brazil, Chile, China, the EU, Israel, India, Japan, Korea and Taiwan. We also claim common law rights in certain other trademarks that are not registered.
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
We are a party to a number of license agreements for various technologies, such as a license agreement with Intel Corporation relating to demodulator technologies that are licensed specifically for use in our products for cable set-top boxes. The agreement was originally entered into with Texas Instruments but was subsequently assigned to Intel Corporation as part of Intel Corporation’s acquisition of Texas Instruments’ cable modem product line in 2010. The license agreement with Intel Corporation has a perpetual term, but Intel Corporation may terminate the agreement for any uncured material breach or in the event of bankruptcy. If the agreement is terminated, we would not be able to manufacture or sell products that contain the demodulator technology licensed from Intel Corporation, and there would be a delay in the shipment of our products containing the technology until we found a replacement for the demodulator technology in the marketplace on commercially reasonable terms or we developed the demodulator technology itself. We believe we could find a substitute for the currently licensed demodulator technology in the marketplace on commercially reasonable terms or develop the demodulator technology ourselves. In either case, obtaining new licenses or replacing existing technology could have a material adverse effect on our business, as described in “Risk Factors—Risks Related to Our Business—We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
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
Employees
As of December 31, 2015, we had approximately 500 employees, including 345 in research and development, 69 in sales and marketing, 19 in operations and semiconductor technology and 67 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
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
The global semiconductor market in general, and the RF receiver market in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price, as well as on the basis of our customer support, the quality of our product roadmap and our reputation. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd (recently created through the merger of Broadcom Corporation and Avago Technologies Limited), and Rafael Microelectronics, Inc. Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., and Microsemi Corporation (which recently acquired PMC-Sierra) are competitors. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.
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

For fiscal 2015, two customers accounted for 41% of our net revenue, and our ten largest customers accounted for 76% of our net revenue. For fiscal 2014, one customer accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. For fiscal 2013, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 72% of our net revenue. We expect that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For fiscal 2015, revenue directly attributable to operator applications accounted for approximately 75% of our net revenue. For fiscal 2014, revenue directly attributable to these applications accounted for approximately 76% of our net revenue. For fiscal 2013, revenue directly attributable to cable and satellite operator applications accounted for approximately 77% of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition.
If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television, to Chinese manufacturers of terrestrial set-top boxes for sale in various markets worldwide, broadband voice and data modems and gateways, and pay-TV set-top boxes and gateways, to manufacturers of satellite outdoor units or LNB’s, and to manufacturers of optical modules for long-haul and metro telecommunications markets. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable infrastructure products supporting future Cable operator deployments of DOCSIS 3.1. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
We expect broadband data modems/gateways and pay-TV and satellite set-top boxes and video gateways to represent our largest North American and European target market. The North American and European pay-TV set-top box market is dominated by only a few OEMs, including Cisco Systems, Inc. (whose connected devices business was acquired by Technicolor in November 2015), Arris Group, Inc., Pace plc, Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Time Warner Cable Inc., DIRECTV, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2015, our research and development expense was $85.4 million. For fiscal 2014, our research and development expense was $56.6 million. For fiscal 2013, our research and development expense was $53.1 million. For fiscal 2014 and 2015, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO (the “ITC Investigation”).
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC requested additional briefing from the parties on certain issues under review by the Commission. The ITC subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit (the "Federal Circuit").
In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. The Patent Trial and Appeal Board (“PTAB”) did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings, holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims mentioned above. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit.
We cannot predict the outcome of the District Court Litigation or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.
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
In the year ended December 31, 2015, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, terrestrial set-top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a declining but not insignificant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.
Our products are incorporated in numerous consumer devices, and demand for our products will ultimately be driven by consumer demand for products such as televisions, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, Jazz Semiconductor, and WIN Semiconductor at foundries in Taiwan, Singapore, Malaysia, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
We currently do not have long-term supply contracts with any of our third-party vendors, including UMC, Silterra Malaysia Sdn Bhd, Global Foundries, SMIC, TSMC, Jazz Semiconductor, and WIN Semiconductor. We make substantially all of our purchases on a purchase order basis, and neither UMC nor our other contract manufacturers are required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we have recently expanded into the market for and physical medium devices for the optical interconnect markets, and are attempting to enter the markets for telecommunications wireless infrastructure and cable infrastructure. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have been experiencing significant growth in a short period of time. Our net revenue increased from approximately $97.7 million in 2012, to $119.6 million in 2013, to $133.1 million in 2014 and $300.4 million in 2015. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
For fiscal 2015, sales through distributors accounted for 13% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For fiscal 2013, sales through distributors accounted for 29% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA SoCs, DBS-ODU SoCs, physical medium devices for optical modules, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, and cable operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months for the cable operator market. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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

These factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. We typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will ever recover these costs. A substantial amount of time may pass between a design win and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify its adverse impact on our results of operations.
We are subject to the cyclical nature of the semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
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

The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. The Company is still subject to examination for 2012 through 2015. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. During the year ended December 31, 2015, we maintained a full valuation allowance on our net federal and state deferred tax assets net of deferred tax liabilities related to indefinite-lived intangibles for which no future realization can be expected.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 91% of our net revenue in the year ended December 31, 2015. In addition, approximately 33% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The foundries that manufacture all of our wafers are located in Taiwan, Singapore, Malaysia, Southern California and China, and all of the third-party contractors who assemble and test our products also are located in Asia. In addition, our headquarters are located in Southern California. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. For example, in 2002 and 2003, major earthquakes occurred in Taiwan. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility.
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
In addition to the acquisitions of Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	a limitation on our ability to use our net operating loss carryforwards;

•	the diversion of management’s time and attention from operating our business to acquisition integration challenges;

•	stockholder or other litigation relating to the transaction;

•	adverse tax consequences; and

•	the potential loss of key employees, customers and suppliers of the acquired business.
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
As of December 31, 2015, our founders who are existing employees of the Company, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 10% of our outstanding capital stock, representing approximately 49% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.

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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2015, we had 55.7 million shares of Class A common stock and 6.7 million shares of Class B common stock outstanding.
All shares of Class A common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
We have filed registration statements on Form S-8 under the Securities Act to register 18.9 million shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan in addition to 3.2 million awards that were assumed and remain outstanding in connection with the Entropic acquisition. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. We expect to issue shares of our Class A common stock for the July 1, 2015 to December 31, 2015 performance period upon settlement of the bonus awards in May 2016.These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Risks Relating to Our Acquisition of Entropic
Actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies resulting from our acquisition of Entropic.
We currently expect to continue realizing material cost savings and other synergies as a result of our acquisition of Entropic, and as a result, we currently believe that the acquisition will continue to be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Entropic’s business, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the legacy Entropic products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of future revenues in the legacy Entropic businesses;

•	the anticipated financial performance of legacy Entropic products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we have recorded in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors; and

•	our ability to maintain, develop, and deepen relationships with customers of the legacy Entropic business.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the legacy Entropic business, and we cannot provide assurances with respect to our ability to realize further cost savings. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate the legacy Entropic business successfully; currently unanticipated additional incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to continue to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of legacy Entropic customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the legacy Entropic business specifically. Any failure to integrate the legacy Entropic business successfully and to continue to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our Class A common stock.
Failure to integrate our business and operations successfully with those of Entropic in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
We do not have a substantial history of acquiring other companies and had never pursued an acquisition of the size and complexity of Entropic. The success of the acquisition of Entropic depends, in substantial part, on our ability to integrate Entropic’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in our respective supply chains and in research and development investments; and revenue growth resulting from the addition of Entropic’s product portfolio. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
We completed our acquisition of Entropic in April 2015. While we believe the integration process is substantially complete, we cannot ensure that remaining integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
Our business relationships, including customer relationships, and those of Entropic may be subject to disruption due to uncertainty associated with the acquisition.
In response to the completion of the acquisition, customers, vendors, licensors, and other third parties with whom we do business or Entropic did business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc., or Trident, we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
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
We have incurred and expect to continue to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Entropic. Business systems integration between the two companies requires, and we expect it to continue to require into the foreseeable future, substantial management attention, including integration of information management, purchasing, accounting and finance, sales, and regulatory compliance functions. Numerous factors, many of which, are beyond our control, could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses have resulted in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.
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
Under the acquisition method of accounting, the total purchase price is allocated to Entropic’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock. For example, in the quarter ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of December 31, 2015, our balance sheet reflected goodwill of $49.8 million, and we could recognize impairment charges in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. On November 11, 2015, we entered into a real property lease with The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, with respect to the lease of approximately 50,235 square feet of office and laboratory space located at 50 Parker in Irvine, California. We expect to relocate our current operations in Irvine, California to the new facility in 2016. In addition to our principal office spaces in Carlsbad, we have leased facilities in Irvine, California; Bangalore in India; Singapore; Taiwan; and Shenzhen in China.

ITEM 3.	LEGAL PROCEEDINGS
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

Based on the above, we have determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. The reasonably estimable loss is not material.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO (“the “ITC Investigation”). On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. (collectively, with us, Sharp and VIZIO, the “Company Respondents”). CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleges infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.
On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC has subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit (the "Federal Circuit").
The District Court Litigation remains stayed pending resolution of the appeal to the ITC. In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. The Patent Trial and Appeal Board (“PTAB”) did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings, holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims mentioned above. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit.
We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.

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
Market Information and Holders
In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2015
	High	Low
First Quarter (January 1, 2015 to March 31, 2015)	$9.21	$7.15
Second Quarter (April 1, 2015 to June 30, 2015)	$13.33	$8.06
Third Quarter (July 1, 2015 to September 30, 2015)	$12.96	$9.00
Fourth Quarter (October 1, 2015 to December 31, 2015)	$17.75	$11.76

	Year Ended December 31, 2014
	High	Low
First Quarter (January 1, 2014 to March 31, 2014)	$11.32	$8.94
Second Quarter (April 1, 2014 to June 30, 2014)	$10.33	$7.74
Third Quarter (July 1, 2014 to September 30, 2014)	$10.80	$6.63
Fourth Quarter (October 1, 2014 to December 31, 2014)	$8.09	$6.25
On December 31, 2015, the last reported sales price of our common stock was $14.73 and, according to our transfer agent, as of February 10, 2016, there were 83 record holders of our Class A common stock and 49 record holders of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on March 23, 2010 and ends on December 31, 2015, the end of our last fiscal year. The graph assumes an investment of $100 on March 23, 2010, and the reinvestment of any dividends. In addition, the graph assumes the value of our common stock on March 23, 2010 was the initial public offering price of $14.00 per share.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Recent Sales of Unregistered Securities
In the year ended December 31, 2015, we issued an aggregate of 0.2 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.4 million in the year ended December 31, 2015 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2015, options to purchase an aggregate of 1.5 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
We have derived the selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015 and 2014 from our consolidated financial statements and related Notes included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$300,360	$133,112	$119,646	$97,728	$71,937
Cost of net revenue	144,937	51,154	46,683	37,082	26,690
Gross profit	155,423	81,958	72,963	60,646	45,247
Operating expenses:
Research and development	85,405	56,625	53,132	46,458	40,157
Selling, general and administrative	77,981	34,191	32,181	27,254	20,216
Impairment loss	21,600	—	—	—	—
Restructuring expense	14,086	—	—	—	—
Total operating expenses	199,072	90,816	85,313	73,712	60,373
Loss from operations	(43,649)	(8,858)	(12,350)	(13,066)	(15,126)
Interest income	275	236	222	282	292
Other income (expense), net	468	(123)	(203)	(127)	(197)
Loss before income taxes	(42,906)	(8,745)	(12,331)	(12,911)	(15,031)
Provision (benefit) for income taxes	(575)	(1,704)	402	341	6,993
Net loss	(42,331)	(7,041)	(12,733)	(13,252)	(22,024)
Net loss attributable to common stockholders:	$(42,331)	$(7,041)	$(12,733)	$(13,252)	$(22,024)
Net loss per share attributable to common stockholders:
Basic	$(0.79)	$(0.19)	$(0.37)	$(0.40)	$(0.68)
Diluted	$(0.79)	$(0.19)	$(0.37)	$(0.40)	$(0.68)
Shares used to compute net loss per share:
Basic	53,378	36,472	34,012	33,198	32,573
Diluted	53,378	36,472	34,012	33,198	32,573

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments, available-for-sale	$130,498	$79,351	$86,354	$77,256	$85,736
Working capital	134,170	67,668	56,558	68,450	76,585
Total assets	334,505	135,711	124,929	110,597	112,376
Capital lease obligations, net of current portion	—	—	—	—	2
Total stockholders’ equity	262,924	99,102	86,674	80,233	93,025

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications, the connected home, and for data center, metro, and long-haul fiber networks. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Our products enable the reception, distribution and display of broadband video and data content in a wide range of electronic devices, including Pay-TV operator set-top boxes and voice and data gateways, hybrid analog and digital televisions and consumer terrestrial set-top boxes, Direct Broadcast Satellite outdoor units, and optical modules for data center, metro, and long-haul transport network applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $300.4 million in fiscal 2015. In fiscal 2015, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and MoCA connectivity solutions into operator voice and data modems and gateways and global analog and digital RF receiver products for analog and digital television applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit (DBS ODU) solutions, which consist of our translation switch (BTS) and channel stacking switch (CSS) products. These products simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications infrastructure equipment.
Products shipped to Asia accounted for 91%, 94% and 93% of net revenue during the years ended December 31, 2015, 2014 and 2013, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2015, 2014 and 2013 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2015, 2014 and 2013 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the year ended December 31, 2015, two of our customers, Arris and Cisco, accounted for 41% of our net revenue, and our ten largest customers collectively accounted for 76% of our net revenue. In November 2015, Technicolor completed its purchase of Cisco’s connected devices business.  The revenue percentage did not include the 1% revenue percentage for Technicolor. In the year ended December 31, 2014, one of our customers, Arris, accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. In the year ended December 31, 2013, one of our customers, Arris, accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue. For the years ended December 31, 2014 and 2013, sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013. For certain customers, we sell multiple products into disparate end user applications such as cable modems and both cable and satellite cable set-top boxes and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set-top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and DBS ODU sectors, a design-in can have a product life cycle of 24 months to 60 months and beyond.
On April 30, 2015, the Company completed its acquisition of Entropic. Pursuant to the terms of the merger agreement or merger agreements dated as of February 3, 2015, by and among Maxlinear, Entropic, and two wholly-owned subsidiaries of the Company, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of our Class A common stock. We paid an aggregate of $111.1 million in cash and issued an aggregate of 20.4 million shares of our Class A common stock to the stockholders of Entropic. In addition, we assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). The Company used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, our own cash and cash equivalents.
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
Revenue is recorded based on the facts at the time of sale. Transactions for which we cannot reliably estimate the amount that will ultimately be collected at the time the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are a customer’s overall creditworthiness and payment history, customer rights to return unsold product, customer rights to price protection, customer payment terms conditioned on sale or use of product by the customer, or extended payment terms granted to a customer.
A portion of our revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through our distributors accounted for 13%, 28% and 29% of net revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Pricing credits to our distributors may result from our price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent us from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, we have determined that it does not meet all of the required revenue recognition criteria at the time we deliver our products to distributors as the final sales price is not fixed or determinable.
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
We record reductions in revenue for estimated pricing adjustments related to price protection agreements with our end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in our accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. We accrue 100% of potential price protection adjustments at the time of sale and do not apply a breakage factor. We de-recognize the accrual for unclaimed price protection amounts as specific programs contractually end or when we believe unclaimed amounts are no longer subject to payment and will not be paid. See Note 4 for a summary of our price protection activity.
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
Business Combinations
We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. ASC 805 requires the us to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect the results of operations and financial position in the period the revision is made.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to the preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the provision for income taxes in the consolidated statement of operations and could have a material impact on the results of operations and financial position.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a qualitative assessment, and subsequently the two-step method as needed. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at October 31 or more frequently if we believe indicators of impairment exist.
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
Impairment Losses. Impairment losses are attributed to the impairment charges to intangible assets.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Net revenue	100%	100%	100%
Cost of net revenue	48	38	39
Gross profit	52	62	61
Operating expenses:
Research and development	28	42	44
Selling, general and administrative	26	26	27
IPR&D impairment losses	7	—	—
Restructuring charges	5	—	—
Total operating expenses	66	68	71
Loss from operations	(14)	(6)	(10)
Interest income	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(14)	(6)	(10)
Provision (benefit) for income taxes	—	(1)	—
Net loss	(14)%	(5)%	(10)%
Net Revenue

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Operator	$225,265	$101,393	$91,904	122%	10%
% of net revenue	75%	76%	77%
Infrastructure and other	29,585	31,719	27,742	(7)%	14%
% of net revenue	10%	24%	23%
Legacy video SoC	45,510	—	—	N/A	N/A
% of net revenue	15%	—	—
Total net revenue	$300,360	$133,112	$119,646	126%	11%
Our acquisition of Entropic in April 2015 has changed the composition, breadth, and diversity of MaxLinear’s technology portfolio. In particular, MoCA technologies have expanded our technology platform in cable, satellite, and telecommunications applications, and analog channel stacking solutions have expanded our presence in Direct Broadcast Satellite outdoor unit applications. In addition, we increased our investment in new technology development targeting infrastructure markets, while reducing our investment in retail-oriented and legacy technologies such as terrestrial tuners, hybrid TV tuners, and legacy video processing technologies. As a result of these changes, we have realigned our revenue composition to reflect our strategic investment focus and platform presence. We have illustrated these changes with the market terms operator, infrastructure and other, and legacy video SoC.
Within the operator category, the primary revenue contributors are our broadband RF receivers, MoCA connectivity solutions, and analog and digital channel stacking satellite outdoor unit solutions. Within the infrastructure and other category, the primary revenue contributors are hybrid TV tuners and terrestrial set-top box TV tuners for digital television adapters, or DTAs, that are sold through retail channels, high-speed interconnect products for the data center, metro, and long haul markets, and access technologies for last mile high-speed data access and distribution solutions for multi-dwelling units. The legacy video SoC category includes video processing technologies used primarily in cable high definition digital-to-analog converters and other client IP devices; consistent with Entropic’s previously announced plans, MaxLinear is supporting existing product shipments in this market but does not plan to use its resources to expand the legacy SoC technology portfolio.

The increase in net revenue in the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to $123.9 million of growth in operator applications, contributed primarily by analog channel-stacking, or aCSS, and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories. An increase of $45.5 million in our legacy video SoC products was attributable to our acquisition of Entropic. Declines in infrastructure and other revenues of $2.1 million were primarily driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications, which offset growth in retail MoCA products related to our Entropic acquisition and high-speed interconnect products related to our Physpeed acquisition.
The increase in net revenue in the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to $9.5 million of growth in operator applications, contributed primarily by growth in cable data product revenue and, to a lesser extent, growth in terrestrial set-top box and satellite gateway products, offset by a decline in cable video sales. An increase in infrastructure and other revenue of $4.0 million was driven by roughly equivalent dollar growth in hybrid-TV and consumer digital-to-analog terrestrial set-top box applications.
Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Cost of net revenue	$144,937	$51,154	$46,683	183%	10%
% of net revenue	48%	38%	39%
Gross profit	155,423	81,958	72,963	90%	12%
% of net revenue	52%	62%	61%
The decrease in gross profit percentages for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to revaluation of inventory amortization of $14.2 million and amortization of intellectual property costs of $4.2 million related to the Entropic acquisition. The gross margin decline was also driven by the significant increase in Entropic-related product revenue, which has historically generated lower gross margin than our previous corporate average.
The increase in gross profit percentages in the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to the absence of production mask impairments of $1.1 million in the year ended December 31, 2014, which was offset by an increase in sales of lower margin products.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Research and development	$85,405	$56,625	$53,132	51%	7%
% of net revenue	28%	42%	44%
The increase in research and development expense for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to an increase in headcount-related items (including stock-based compensation) of $16.6 million, and the combined increases in design tools, prototype, compensation to employees in relation to the Physpeed transaction, amortization, travel, and occupancy expenses of $11.9 million. In 2015, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due to increased project related design tools usage.
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
Selling, General and Administrative

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Selling, general and administrative	$77,981	$34,191	$32,181	128%	6%
% of net revenue	26%	26%	27%
The increase in selling, general and administrative expense in the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to the amortization of purchased intangible assets of $25.0 million and transaction costs of $5.4 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $5.1 million, and an increase in commission, outside services, professional fees, occupancy, and other expenses of $10.0 million while legal fees decreased $1.7 million. In 2015, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due our facilities expansion efforts.
The increase in selling, general and administrative expense in the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily attributable to a $1.9 million increase in headcount-related items (including stock-based compensation) and combined increases in professional, consulting and outside services, travel-related, and occupancy expenses of $2.0 million, offset by a decrease in performance based compensation of $0.3 million and non-recurring legal expenses of $1.6 million. In 2014, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due to our acquisition of Physpeed and several facilities relocation and facilities expansions in Bangalore, India and Carlsbad, California. Non-recurring legal fees decreased due to the completion of our litigation with Silicon Laboratories in the prior year.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
IPR&D Impairment Losses

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
IPR&D impairment losses	$21,600	$—	$—	N/A	N/A
% of net revenue	7%	—%	—%
During the year ended December 31, 2015, we recorded $21.6 million related to impairment losses on in-process research and development assets, or IPR&D. These assets were acquired as part of the Physpeed and Entropic acquisitions.
Restructuring charges

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Restructuring charges	$14,086	$—	$—	N/A	N/A
% of net revenue	5%	—%	—%
Restructuring charges for the year ended December 31, 2015 consisted of employee severance and stock compensation expenses of $5.5 million, lease and leasehold impairment charges of $8.2 million and contract restructuring of $0.3 million.

Interest and Other Income (Expense)

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Interest income	$275	$236	$222	17%	6%
Other income (expense), net	468	(123)	(203)	(480)%	(39)%
Interest income has increased from 2013 to 2015 due to higher cash and cash equivalent and investment balances. Other income (expense), net increased from 2013 to 2015 primarily due to gains on foreign currency transactions at the Entropic Asia subsidiaries.
Provision (Benefit) for Income Taxes

	Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
	(dollars in thousands)
Provision (benefit) for income taxes	$(575)	$(1,704)	$402	(66)%	(524)%
The benefit for income taxes for the year ended December 31, 2015 was $0.6 million or approximately 1% of pre-tax loss compared to a benefit for income taxes of $1.7 million or approximately 19% of pre-tax loss for the year ended December 31, 2014. The provision for income taxes in the year ended December 31, 2013 was $0.4 million or approximately 3% of pre-tax loss.

The benefit for income taxes for the years ended December 31, 2015 and 2014 primarily relates to the release of valuation allowance in connection with the Entropic and Physpeed acquisitions in 2015 and 2014, respectively, partially offset by income taxes in foreign jurisdictions and accruals for tax contingencies. We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of taxes associated with our foreign subsidiaries.Additionally, the Company completed the acquisition of Entropic in the second quarter of 2015. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $1.8 million. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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
Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $68.0 million, short- and long-term investments of $62.5 million, and net accounts receivable of $42.4 million.
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

Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	December 31,
	2015	2014
	(in thousands)
Working capital	$134,170	$67,668
Cash and cash equivalents	$67,956	$20,696
Short-term investments	43,300	48,399
Long-term investments	19,242	10,256
Total cash and cash equivalents and investments	$130,498	$79,351
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$55,041	$12,234	$12,890
Net cash used in investing activities	(11,059)	(17,466)	(9,537)
Net cash provided by (used in) by financing activities	4,003	(506)	1,270
Effect of exchange rates on cash and cash equivalents	(725)	(16)	17
Net increase (decrease) in cash and cash equivalents	$47,260	$(5,754)	$4,640
Cash Flows from Operating Activities
Net cash provided by operating activities was $55.0 million for the year ended December 31, 2015. Net cash provided by operating activities primarily consisted of $103.1 million in non-cash operating expenses, partially offset by $5.7 million in changes in operating assets and liabilities and a net loss of $42.3 million. Non-cash items included in net loss for the year ended December 31, 2015 included depreciation and amortization expense of $40.6 million, impairment charges on intangibles assets of $21.6 million, stock-based compensation of $19.3 million, amortization of inventory step-up of $14.2 million, impairment and restructuring on leases of $8.2 million and amortization of net investment premiums of $0.6 million, offset by deferred income taxes of $1.9 million.
Net cash provided by operating activities was $12.2 million for the year ended December 31, 2014. Net cash provided by operating activities consisted of $18.6 million in non-cash operating expenses and $0.7 million in changes in operating assets and liabilities, partially offset by a net loss of $7.0 million. Non-cash items included in net loss for the year ended December 31, 2014 included stock-based compensation of $15.0 million, depreciation and amortization expense of $5.1 million and amortization of net investment premiums of $0.7 million.
Net cash provided by operating activities was $12.9 million for the year ended December 31, 2013.  Net cash provided by operating activities primarily consisted of $6.9 million in changes in operating assets and liabilities and $18.7 million in non-cash operating expenses, partially offset by a net loss of $12.7 million. Non-cash items included in net loss for the year ended December 31, 2013 included depreciation and amortization expense of $3.7 million, amortization of net investment premiums of $1.0 million, stock-based compensation of $13.0 million, and impairment of long-lived assets of $1.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $11.1 million for the year ended December 31, 2015. Net cash provided by investing activities consisted of $73.4 million in purchases of securities, $3.6 million used in our acquisition of Entropic, $3.0 million in purchases of property and equipment and $0.1 million used in the purchase of intangibles, offset by $69.0 million in maturities of securities.
Net cash used in investing activities was $17.5 million for the year ended December 31, 2014. Net cash used in investing activities consisted of $56.7 million in purchases of securities, $9.1 million cash used in the acquisition of Physpeed and $8.8 million in purchases of property and equipment, offset by $57.2 million in maturities of securities.

Net cash used in investing activities was $9.5 million for the year ended December 31, 2013. Net cash used in investing activities primarily consisted of $70.6 million in purchases of securities, $3.2 million in purchases of property and equipment and $1.0 million in purchases of intangibles, offset by $65.2 million in maturities of securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.0 million for the year ended December 31, 2015 consisted primarily of $10.0 million in net proceeds from issuance of common stock, offset by $5.1 million in minimum tax withholding paid on behalf of employees for restricted stock units, equity issuance costs of $0.7 million and repurchases of common stock of $0.1 million.
Net cash used in financing activities was $0.5 million for the year ended December 31, 2014 consisted primarily of $3.3 million in net proceeds from issuance of common stock, offset by $3.8 million in minimum tax withholding paid on behalf of employees for restricted stock units.
Net cash provided by financing activities was $1.3 million for the year ended December 31, 2013. Net cash provided by financing activities consisted primarily of proceeds from issuance of common stock of $2.6 million partially offset by $1.4 million in minimum tax withholding paid on behalf of employees for restricted stock units and payments on capital leases.
We believe that our $68.0 million of cash and cash equivalents and $62.5 million in short- and long-term investments at December 31, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents as of December 31, 2015 have been favorably affected by our implementation of an equity-based bonus program. In connection with that bonus program, in August 2015, we issued 0.3 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan. In May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for the second half of fiscal 2015, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations
As of December 31, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
	(dollars in thousands)
2016	$8,178	$10,282	$13,625
2017	6,814	4,687	—
2018	5,935	700	—
2019	5,678	—	—
2020	5,947	—	—
Thereafter	7,667	—	—
Total minimum payments	$40,219	$15,669	$13,625

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We had cash and cash equivalents of $68.0 million at December 31, 2015 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and Ernst & Young LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On April 30, 2015, we acquired Entropic and, as a result, we have been integrating the processes, systems and controls relating to Entropic into our existing system of internal control over financial reporting in accordance with our integration plans through the fiscal quarter ended December 31, 2015. As of December 31, 2015, we have substantially completed integrating the internal controls over financial reporting related to Entropic. There were no changes, except for the integration mentioned above, in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MaxLinear, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, MaxLinear, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MaxLinear, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and the financial statement schedule listed in the Index at Item 15(a)(2) of MaxLinear, Inc. and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 17, 2016

ITEM 9B.	OTHER INFORMATION
Appointment of Connie Kwong as Corporate Controller and Principal Accounting Officer
On February 15, 2016, we appointed Connie Kwong as Corporate Controller and Principal Accounting Officer, effective February 15, 2016.
Ms. Kwong, age 37, has served as our Assistant Corporate Controller since March 2015. Prior to joining the Company, Ms. Kwong was the corporate controller of Interush, Inc. from October 2013 to March 2015 and a senior audit manager of SingerLewak LLP from May 2008 to October 2013. Ms. Kwong received a B.A. in business economics from the University of California, Los Angeles in 2002.
Ms. Kwong does not have a family relationship with any member of the Board or any executive officer of the Company, and Ms. Kwong has not been a participant or had an interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.
Compensation Arrangements with Connie Kwong
In connection with the appointment of Ms. Kwong to her position as the Corporate Controller and Principal Accounting Officer, Ms. Kwong will receive an annual base salary of $190,000 and will be eligible to receive an annual bonus with a target level of 30% of her base salary. In addition, the compensation committee of our board of directors approved a grant of 10,000 restricted stock units, vesting over a four (4) year period at a rate of one forty-eighth (1/48th) per month, subject to Ms. Kwong’s continued employment at each vesting date.  Ms. Kwong will also enter into the Company’s standard indemnification agreement in the form previously approved by the Board.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 16, 2015, the compensation committee of our board of directors approved (i) increases to the base salaries of our named executive officers for fiscal year 2016 and (ii) target bonus awards for our named executive officers under our Executive Incentive Bonus Plan for the 2016 corporate performance period, as follows:

		Bonus Targets: 2016 Corporate Performance Period
Executive Officer	Annual Base Salary 2016(1)	% of Base Salary	$ Target
Kishore Seendripu, Ph.D.	$465,000(2)	100%	$465,000
Adam C. Spice	$330,000(3)	65%	$214,500
Curtis Ling, Ph.D.	$275,000(4)	50%	$137,500
Madhukar Reddy, Ph.D.	$285,000(5)	50%	$142,500
Michael J. LaChance	$285,000(6)	50%	$142,500
____________________________

(1)	Effective January 1, 2016.

(2)	Represents an increase of approximately 16.3% in annual base salary.

(3)	Represents an increase of approximately 6.5% in annual base salary.

(4)	Represents an increase of approximately 5.8% in annual base salary.

(5)	Represents an increase of approximately 5.6% in annual base salary.

(6)	Represents an increase of approximately 9.6% in annual base salary.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement. Such amendment in the 2016 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2016 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2016 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation" in either an amendment to this Annual Report on Form 10-K or our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 4 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2016 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2015, 2014 and 2013
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2015	$57	$179	$—	$236
2014	57	—	—	57
2013	132	—	(75)	57
Inventory reserves
2015	$350	$26	$—	$376
2014	533	39	(222)	350
2013	152	533	(152)	533
Valuation allowance for deferred tax assets
2015	$29,399	$69,136	$—	$98,535
2014	28,628	3,106	(2,335)	29,399
2013	22,243	6,385	—	28,628

3. Exhibits

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger and Reorganization, dated as of February 3, 2015, by and among MaxLinear, Inc., a Delaware corporation, Entropic Communications, Inc., a Delaware corporation, Excalibur Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear, and Excalibur Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015 (File No. 001-34666)).

3.1
Registrant’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on March 29, 2010 (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

3.2	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2015 (File No. 001-34666)).
+4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).
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

+*10.12	Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer.
+*10.13	Form of Change in Control Agreement for Executive Officers.
10.14
Lease Agreement, dated May 18, 2009, between the Registrant and JCCE - Palomar, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

†10.15
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

†10.17
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

+*10.21	MaxLinear, Inc. Executive Bonus Plan, as amended.
10.22
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

+10.24
Stock Repurchase Agreement, dated October 31, 2012, by and among the Registrant, U.S. Venture Partners VIII, L.P, USVP VIII Affiliates Fund, L.P., USVP Entrepreneur Partners VIII-A, L.P. and USVP Entrepreneur Partners VIII-B, L.P. (incorporated by reference to Exhibit 10.24 of the Registrant’s Current Report on Form 8-K filed on October 31, 2012 (File No. 001-34666)).

10.25
Separation Agreement, dated March 15, 2012, by and between the Registrant and Patrick E. McCready (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 15, 2012 (File No. 001-34666)).

+10.26
Lease Agreement, dated December 17, 2013, between Registrant and The Campus Carlsbad, LLC (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on February 7, 2014 (File No. 001-34666)).

+10.27
Separation Agreement and Release, dated December 15, 2014, by and between the Registrant and Brian J. Sprague (incorporated by reference to Exhibit 10.27 of the Registrant’s Current Report on Form 8-K filed on December 16, 2014 (File No. 001-34666)).

10.28	Form of MaxLinear Voting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015 (File No. 001-34666)).
10.29	Form of Entropic Voting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015 (File No. 001-34666)).
10.30
First Amendment to Lease, dated May 6, 2015, between Registrant, on the one hand, and Brookwood CB I, LLC and Brookwood CB II, LLC, as tenants in common and successors-in-interest to The Campus Carlsbad, LLC, on the other hand (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 333-34666)).

+10.31
Entropic Communications, Inc. 2007 Equity Incentive Plan and Form of Option Agreement, Form of Option Grant Notice thereunder and Notice of Exercise (incorporated herein by reference to Entropic Communication, Inc.’s Annual Report on Form 10-K filed on March 3, 2008 (File No. 001-33844)).

+10.32
Entropic Communications, Inc. 2007 Non-Employee Directors’ Stock Option Plan and Form of Option Agreement, Forms of Grant Notice, and Notice of Exercise thereunder (incorporated herein by reference to Entropic Communications, Inc.’s Registration Statement on Form S-1 filed on July 27, 2007 (No. 333-144899)).

*10.33	Lease Agreement, dated November 11, 2015, between Registrant and The Northwestern Mutual Life Insurance Company.
*11.1	Statement re computation of income (loss) per share (included on pages F-14 through F-15 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

MAXLINEAR, INC.

(Registrant)

	By:	/s/ KISHORE SEENDRIPU, PH.D
Kishore Seendripu, Ph.D
President and Chief Executive Officer
Date: February 17, 2016		(Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, PH.D	President and Chief Executive Officer	February 17, 2016
Kishore Seendripu, Ph.D	(Principal Executive Officer)

/s/ ADAM C. SPICE	Chief Financial Officer	February 17, 2016
Adam C. Spice	(Principal Financial and Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 17, 2016
Thomas E. Pardun

/s/ STEVEN C. CRADDOCK	Director	February 17, 2016
Steven C. Craddock

/s/ CURTIS LING, PH.D	Director	February 17, 2016
Curtis Ling, Ph.D

/s/ ALBERT J. MOYER	Director	February 17, 2016
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 17, 2016
Donald E. Schrock

/s/ THEODORE TEWSBURY	Director	February 17, 2016
Theodore Tewksbury

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MaxLinear, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MaxLinear, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 17, 2016

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$67,956	$20,696
Short-term investments, available-for-sale	43,300	48,399
Accounts receivable, net	42,399	18,523
Inventory	32,443	10,858
Prepaid expenses and other current assets	3,904	2,438
Total current assets	190,002	100,914
Property and equipment, net	21,858	12,441
Long-term investments, available-for-sale	19,242	10,256
Intangible assets, net	51,355	10,386
Goodwill	49,779	1,201
Other long-term assets	2,269	513
Total assets	$334,505	$135,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,389	$7,509
Deferred revenue and deferred profit	4,066	3,612
Accrued price protection liability	20,026	10,018
Accrued expenses and other current liabilities	15,368	5,548
Accrued compensation	9,983	6,559
Total current liabilities	55,832	33,246
Deferred rent	11,427	2,177
Other long-term liabilities	4,322	1,186

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 55,737 and 30,927 shares issued and outstanding at December 31, 2015 and 2014, respectively	5	3
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,665 and 6,984 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	384,961	177,912
Accumulated other comprehensive loss	(822)	(25)
Accumulated deficit	(121,221)	(78,789)
Total stockholders’ equity	262,924	99,102
Total liabilities and stockholders’ equity	$334,505	$135,711
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenue	$300,360	$133,112	$119,646
Cost of net revenue	144,937	51,154	46,683
Gross profit	155,423	81,958	72,963
Operating expenses:
Research and development	85,405	56,625	53,132
Selling, general and administrative	77,981	34,191	32,181
IPR&D impairment losses	21,600	—	—
Restructuring charges	14,086	—	—
Total operating expenses	199,072	90,816	85,313
Loss from operations	(43,649)	(8,858)	(12,350)
Interest income	275	236	222
Other income (expense), net	468	(123)	(203)
Loss before income taxes	(42,906)	(8,745)	(12,331)
Provision (benefit) for income taxes	(575)	(1,704)	402
Net loss	$(42,331)	$(7,041)	$(12,733)
Net loss:
Basic	$(0.79)	$(0.19)	$(0.37)
Diluted	$(0.79)	$(0.19)	$(0.37)
Shares used to compute net loss per share:
Basic	53,378	36,472	34,012
Diluted	53,378	36,472	34,012

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(42,331)	$(7,041)	$(12,733)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax $0 in 2015 and 2014, $5 in 2013	(93)	(60)	8
Less: Reclassification adjustments of unrealized gain, net of tax $0 in 2015, 2014 and 2013	21	—	—
Unrealized gain (loss) on investments, net of tax	(72)	(60)	8
Foreign currency translation adjustments, net of tax benefit of $184 in 2015, and $0 in 2014 and 2013 (1)	(725)	(23)	15
Less: Reclassification adjustments of foreign currency translation adjustments, net of tax of $0 in 2015, 2014 and 2013	—	—	—
Foreign currency translation adjustments, net of tax	(725)	(23)	15
Other comprehensive income (loss)	(797)	(83)	23
Total comprehensive loss	$(43,128)	$(7,124)	$(12,710)
___________________________

(1)	Tax amount recognized in Other Long-Term Liabilities of the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	23,181	$2	9,673	$1	$139,210	$35	$(59,015)	$80,233
Conversion of Class B common stock to Class A common stock	1,377	—	(1,377)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	1,940	1	42	—	3,726	—	—	3,727
Employee stock purchase plan	504	—	—	—	2,438	—	—	2,438
Stock-based compensation	—	—	—	—	12,986	—	—	12,986
Other comprehensive income	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(12,733)	(12,733)
Balance at December 31, 2013	27,002	$3	8,338	$1	$158,360	$58	$(71,748)	$86,674
Conversion of Class B common stock to Class A common stock	1,405	—	(1,405)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	2,043	—	51	—	1,486	—	—	1,486
Employee stock purchase plan	477	—	—	—	3,058	—	—	3,058
Stock-based compensation	—	—	—	—	15,008	—	—	15,008
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(7,041)	(7,041)
Balance at December 31, 2014	30,927	$3	6,984	$1	$177,912	$(25)	$(78,789)	$99,102
Shares Repurchased	—	—	—	—	—	—	(101)	(101)
Conversion of Class B common stock to Class A common stock	500	—	(500)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	3,420	—	181	—	6,603	—	—	6,603
Issuance of common stock for merger with Entropic Communications, Inc.	20,373	2	—	—	177,559	—	—	177,561
Employee stock purchase plan	517	—	—	—	3,619	—	—	3,619
Stock-based compensation	—	—	—	—	19,268	—	—	19,268
Other comprehensive loss	—	—	—	—	—	(797)	—	(797)
Net loss	—	—	—	—	—	—	(42,331)	(42,331)
Balance at December 31, 2015	55,737	$5	6,665	$1	$384,961	$(822)	$(121,221)	$262,924
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(42,331)	$(7,041)	$(12,733)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	40,641	5,107	3,715
Impairment of IPR&D assets	21,600	—	—
Provision for losses on accounts receivable	178	—	—
Provision for inventory reserves	155	—	—
Amortization of investment premiums, net	554	724	974
Amortization of inventory step-up	14,244	—	—
Stock-based compensation	19,268	15,008	12,986
Deferred income taxes	(1,906)	(2,281)	(166)
Loss (gain) on disposal of property and equipment	74	—	—
Gain on sale of available-for-sale securities	(21)	(3)	—
Impairment of long-lived assets	153	29	1,231
Impairment of lease	8,163	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,160	1,982	(5,500)
Inventory	(6,402)	(757)	(141)
Prepaid and other assets	4,495	(752)	(308)
Accounts payable, accrued expenses and other current liabilities	(21,903)	83	(627)
Accrued compensation	5,320	3,911	5,587
Deferred revenue and deferred profit	454	961	362
Accrued price protection liability	6,522	(4,999)	7,137
Other long-term liabilities	623	262	373
Net cash provided by operating activities	55,041	12,234	12,890
Investing Activities
Purchases of property and equipment	(2,996)	(8,800)	(3,162)
Purchases of intangible assets	(100)	—	(955)
Cash used in acquisition, net of cash acquired	(3,615)	(9,136)	—
Purchases of available-for-sale securities	(73,377)	(56,702)	(70,620)
Maturities of available-for-sale securities	69,029	57,172	65,200
Net cash used in investing activities	(11,059)	(17,466)	(9,537)
Financing Activities
Payments on capital leases	—	—	(2)
Repurchases of common stock	(101)	—	—
Net proceeds from issuance of common stock	9,950	3,304	2,647
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,141)	(3,810)	(1,375)
Equity issuance costs	(705)	—	—
Net cash provided by (used in) financing activities	4,003	(506)	1,270
Effect of exchange rate changes on cash and cash equivalents	(725)	(16)	17
Increase in cash and cash equivalents	47,260	(5,754)	4,640
Cash and cash equivalents at beginning of period	20,696	26,450	21,810
Cash and cash equivalents at end of period	$67,956	$20,696	$26,450
Supplemental disclosures of cash flow information:
Cash paid for interest	—	—	1
Cash paid for income taxes	$41	$187	$186
Supplemental disclosures of non-cash activities:
Issuance of accrued share-based bonus plan	$5,459	$5,050	$4,836
Accrued purchases of property and equipment	$249	$849	$2
Lease incentive for leasehold improvements	$4,255	$2,008	$—
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. (the Company) was incorporated in Delaware in September 2003. The Company is a provider of integrated, radio-frequency and mixed-signal integrated circuits for broadband communication and data center, metro, and long-haul transport network applications whose customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable and terrestrial and satellite set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units and optical modules for data center, metro, and long-haul transport network applications. The Company is a fabless semiconductor company focusing its resources on the design, sales and marketing of its products.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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
In connection with the Company’s acquisition of Entropic and to address issues primarily relating to the integration of the Company and Entropic businesses, the Company terminated the employment of 87 Entropic employees during the year ended December 31, 2015. See Note 4.
Cash and Cash Equivalents
The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on each customer's credit worthiness, as determined by the Company’s review of current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2015 and 2014, the Company had recorded an allowance for doubtful accounts of $0.2 million and $0.1 million, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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
Property and Equipment
Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense for the years ended December 31, 2015 and 2014 was $8.7 million and $2.6 million, respectively.
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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology, in-process research and development, or IPR&D, technologies acquired or licensed from other companies, customer backlog and tradenames. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer backlog and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Goodwill is not amortized but is tested for impairment using a qualitative assessment, and subsequently the two-step method as needed. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment as of October 31 or more frequently if it believes indicators of impairment exist.
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews indefinite-lived intangible assets for impairment as of October 31, the date of its annual goodwill impairment review or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that asset is expected to generate. In certain cases, the Company utilizes the relief-from-royalty method when appropriate, and a fair value will be obtained based on analysis over the costs saved by owning the right instead of leasing it.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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

During 2015, we performed our annual impairment assessment of goodwill and IPR&D assets on October 31, 2015. As a result, the Company determined there was no impairment associated with goodwill. On the other hand, the Company impaired $21.6 million in IPR&D assets. Refer to Goodwill and Intangible Assets, Note 5 for more information.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through the Company’s distributors accounted for 13%, 28% and 29% of net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company de-recognizes the accrual for unclaimed price protection amounts as specific programs contractually end and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 4 for a summary of the Company's price protection activity.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. At December 31, 2015 and 2014, the Company recorded $0.2 million, $0.1 million for warranty costs based on the Company’s analysis. At December 31, 2013, the Company recorded no warranty costs.
Segment Information
The Company operates in one segment as it has developed, marketed and sold primarily only one class of similar products, integrated radio frequency analog and mixed signal semiconductor solutions for broadband communication applications.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
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
Income Taxes
The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. As such deferred taxes are presented as net and as noncurrent and presented net in accordance with ASU 2015-17, which was adopted early for the year ended December 31, 2015. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value, and thereby eliminating the market value approach. The FASB has defined net realizable value to be the “estimated selling prices in the ordinary course of business, less reasonably

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which affects entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. For public business entities, the new standard is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to significantly impact its financial statements; however, disclosures in accordance with ASU 2015-16 are made within Note 3, Business Combinations.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes in November 2015. Currently, entities are required to report deferred taxes for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. With the implementation of this ASU, deferred tax assets and liabilities and the related valuation allowance are classified as noncurrent on the balance sheet. This new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, i.e. in the first quarter for 2017. Early adoption is permitted. As a result, the Company has opted for early adoption of ASU 2015-17 on a prospective basis during the year ended December 31, 2015, and the related disclosures are made within Note 9, Income Taxes.  The impact of adoption to the prior year is insignificant due to the Company’s valuation allowance.

2. Net Loss Per Share
Net loss per share is computed as required by the accounting standard for earnings per share, or EPS. Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The Company did not have any dilutive shares during the years-ended December 31, 2015, 2014 and 2013.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net loss	$(42,331)	$(7,041)	$(12,733)
Denominator:
Weighted average common shares outstanding—basic	53,378	36,472	34,012
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	53,378	36,472	34,012
Net loss per share:
Basic	$(0.79)	$(0.19)	$(0.37)
Diluted	$(0.79)	$(0.19)	$(0.37)
The Company excluded 3.0 million, 3.1 million and 3.5 million common stock equivalents for the twelve months ended December 31, 2015, 2014 and 2013, respectively, resulting from outstanding equity awards for the calculation of diluted net loss per share due to their anti-dilutive nature.

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
As a result of the acquisition, the Company has benefitted from the economies of scale across engineering and supply chain operations, as well as from elimination of redundancy across engineering, sales, and general and administrative functions. Entropic has been recognized for pioneering the MoCA® (Multimedia over Coax Alliance) home networking standard and inventing Direct Broadcast Satellite outdoor unit (“DBS ODU”) solutions which consist of band translation switch ("BTS") and channel stacking switch ("CSS") products which simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Entropic has a rich history of innovation and deep expertise in RF, analog/mixed signal and digital signal processing technologies. Entropic’s silicon solutions have been broadly deployed across major cable, satellite, and fiber service providers. The Company expects the acquisition of Entropic to add significant scale to the Company's analog/mixed-signal business, expand the Company’s addressable market and enhance the strategic value of the Company’s offerings to broadband and access partners, OEM customers, and service providers.
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
The total consideration for the Entropic acquisition of $289.4 million is comprised of the equity value of shares of the Company's common stock that were issued in the transaction of $173.8 million, the portion of outstanding equity awards deemed to have been earned as of April 30, 2015 of $4.5 million and cash of $111.1 million. The portion of outstanding equity awards deemed not to have been earned of $9.3 million as of April 30, 2015 will be expensed over the remaining future vesting period, including $3.6 million for year ended December 31, 2015. Assumed equity awards consisted of 1.9 million of the Company's stock options and 1.3 million restricted stock units.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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

Consideration Paid (in thousands)
Cash	$111,125
Class A common stock issued	173,781
Equity awards assumed	4,485
Total purchase consideration	$289,391
Pursuant to the Company's business combinations accounting policy, the Company estimated the fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. At December 31, 2015, the Company completed its purchase price allocation.
The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

Fair Value (in thousands)
Cash, cash equivalents and short-term investments	$107,510
Accounts receivable	29,214
Inventory	29,582
Prepaid expenses	5,680
Property and equipment, net	18,914
Other long-term assets	2,419
Intangible assets	92,400
Accounts payable	(17,552)
Accrued price protection liability	(3,486)
Accrued expenses and other current liabilities	(10,968)
Accrued compensation	(3,517)
Deferred tax liability	(1,876)
Other long-term liabilities	(7,507)
Total identifiable net assets	240,813
Goodwill	48,578
Fair value of net assets acquired	$289,391
In connection with the acquisition of Entropic, the Company has assumed liabilities related to Entropic product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocation above.
None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $14.2 million, which was fully amortized as of December 31, 2015. During the year ended December 31, 2015, the Company recognized the $14.2 million expense as a component of cost of sales as the inventory acquired on April 30, 2015 was sold to the Company’s customers.
Acquisition and integration-related costs of $5.5 million were included in selling, general, and administrative expenses in the Company's statement of operations for the year ended December 31, 2015.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents details of the identified intangible assets acquired through the acquisition of Entropic:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7.0	$43,600
In-process research and development	n/a	18,200
Trademarks and trade names	7.0	1,700
Customer relationships	5.0	4,700
Backlog	0.7	24,200
Total intangible assets		$92,400
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
The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the acquisition had occurred at the beginning of fiscal year 2014:

	Years Ended December 31,
	2015	2014
	(in thousands)
Net revenues	$371,730	$324,731
Net income (loss)	$5,436	$(138,382)
The following adjustments were included in the unaudited pro forma financial information (negative amounts below represent decreases to expense and positive amounts are increases to expense):

	Years Ended December 31,
	2015	2014
	(in thousands)
Amortization and depreciation of intangible assets and property, plant and equipment acquired	$(24,969)	$21,672
Amortization of inventory step-up	(14,244)	14,244
Acquisition and integration expenses	(13,622)	—
Restructuring charges	(14,086)	—
	$(66,921)	$35,916

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition in the Company's Consolidated Statements of Operations.
For the year ended December 31, 2015, $143.5 million of revenue and $60.5 million of gross profit of former Entropic operations since the acquisition date are included in the Company's Consolidated Statements of Operations.
Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd. (“Physpeed”), a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. $1.1 million of the consideration payable to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement. The escrow release date is twelve months following the closing date of October 31, 2014 and has been paid out as of December 31, 2015.
In addition, the definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed which will be paid over a two year period contingent upon continued employment and potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. As of December 31, 2015, $1.0 million of held back merger proceeds have been paid. As of December 31, 2015, we have accrued $0.4 million in earn-out consideration for the achievement of the 2015 actual revenue milestones and 2016 projected revenue milestones. The Company had also entered into retention and performance-based agreements with Physpeed employees for up to$3.25 million to be paid in cash or shares of MaxLinear Class A common stock based on the achievement of certain 2015 and 2016 revenue milestones. As of December 31, 2015, we have accrued $1.9 million related to this arrangement.
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
The following table summarizes the consideration paid for Physpeed:

Consideration Paid (in thousands)
Cash	$9,250
Contingent consideration	265
Fair value of total consideration transferred	$9,515

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The Company completed the purchase price allocation for its acquisition of Physpeed as of December 31, 2014:

Fair Value (in thousands)
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
Earn-Out
The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The earn-out is payable up to $0.75 million to the former shareholders of Physpeed. The 2015 earn-out is based on $0.375 million multiplied by the 2015 revenue percentage as defined in the definitive merger agreement. The 2016 earn-out is based on $0.375 million multiplied by the 2016 revenue percentage as defined in the definitive merger agreement. Subsequent changes to the fair value will be recorded through earnings. The fair value of the earn-out was $0.4 million and $0.3 million at December 31, 2015 and December 31, 2014, respectively. The change in the fair value of the earn-out was primarily due to revisions to the Company's expectations of earn-out achievement.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

RSU Awards
The Company will grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2015 and 2016 revenue targets are met contingent upon continued employment. The total maximum values of these RSUs are $3.25 million. These participants will be eligible to receive $1.625 million of the RSUs in 2015 and $1.625 million in 2016.
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
The Company recorded compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company will record compensation expense for the 2016 RSUs over a 26 month service period from October 31, 2014 through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $1.9 million and $0.3 million at December 31, 2015 and 2014, respectively.

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company terminated the employment of 87 Entropic employees during the year ended December 31, 2015. The Company recognized associated employee separation charges of approximately $5.5 million in the year ended December 31, 2015 related to these terminations. Included in these employee separation charges is $1.5 million of stock compensation for accelerated stock options and RSUs vesting due to double trigger change of control agreements and other special agreements in effect with certain Entropic employees.
Additionally, in connection with the restructuring plan, the Company ceased use of the majority of Entropic's former headquarters. Accordingly, the Company recognized lease impairment charges of $2.7 million based on the adjustment to the net present value of the remaining lease obligation on the cease use date. The Company also recorded impairment charges of $5.2 million related to leasehold improvements on the unused premises.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents the activity related to the plan, which is included in restructuring charges in the Consolidated Statements of Operations:

Year Ended December 31, 2015
(in thousands)
Employee separation expenses	$5,533
Lease related impairment (1)	8,163
Other	390
$14,086
____________________________

(1)
Includes $1.2 million in restructuring charges related to an Entropic lease that was restructured prior to the completion of the acquisition. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

The following table presents a roll-forward of the Company's restructuring liability as of December 31, 2015, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Employee Separation Expenses	Lease Related Impairment	Other	Total
	(in thousands)
Liability as of December 31, 2014	$—	$—	$—	$—
Restructuring charges (1)	5,533	8,163	390	14,086
Cash payments	(3,913)	(1,082)	(100)	(5,095)
Non-cash charges	(1,545)	(5,524)	(289)	(7,358)
Liability as of December 31, 2015	$75	$1,557	$1	$1,633
____________________________

(1)
Includes $1.2 million in restructuring charges related to an Entropic lease that was restructured during to the completion of the acquisition. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2015, the Company completed its purchase price allocation.

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(in thousands)
Balance as of December 31, 2014	$1,201
Acquisition of Entropic on April 30, 2015	48,578
Balance as of December 31, 2015	$49,779

The Company performs an annual impairment review on October 31st. In testing goodwill, the Company utilizes a qualitative assessment, i.e., the “Step 0 Test," as a precursor to the traditional two-step quantitative process. If the Company fails the Step 0 Test, we proceed to test for impairment using the traditional two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

Using the Step 0 Test, the Company assessed qualitative factors to determine that it is more likely than not that the fair value of the reporting unit is not less than its carrying value. Based on our review of these qualitative factors and their respective weightings, we determined there were no indications of impairment associated with goodwill. As a result, no goodwill impairment was recognized as of October 31, 2015. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2015, there were no indications of impairment of the Company's goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
    The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		December 31, 2015			December 31, 2014
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$2,921	$(2,725)	$196	$2,821	$(2,390)	$431
Developed technology	7	47,000	(4,652)	42,348	2,700	(45)	2,655
Trademarks and trade names	7	1,700	(162)	1,538	—	—	—
Customer relationships	5	4,700	(627)	4,073	—	—	—
Backlog	1	24,200	(24,200)	—	—	—	—
		$80,521	$(32,366)	$48,155	$5,521	$(2,435)	$3,086

The amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 were $29.9 million, $0.4 million and $0.5 million, respectively.

The following table sets forth the Company’s activities related to finite-lived intangible assets resulting from purchases, additions and the related amortization of acquired finite-lived intangible assets:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2014	$3,086
Purchased finite-lived intangible assets from Entropic	74,200
Addition	100
Transfers to developed technology from IPR&D	700
Amortization	(29,931)
Balance as of December 31, 2015	$48,155

The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the year ended December 31, 2015, no impairment losses related to finite-lived intangible assets were recognized.
Indefinite-lived Intangible Assets

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table sets forth the Company’s indefinite-lived intangible assets from additions to IPR&D through an acquisition, impairments, and transfers to developed technologies:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2014	$7,300
Purchased Entropic indefinite-lived intangible asset	18,200
Transfers to developed technology from IPR&D	(700)
IPR&D impairment losses[1]	(21,600)
Balance as of December 31, 2015	$3,200
___________________________

[1]	IPR&D impairment losses related to a $3.8 million abandonment of IPR&D and a $17.8 million loss upon an updated fair value analysis of an asset prior to transfer from IPR&D to developed technology.

The Company assessed IPR&D intangible assets and trade name intangible assets with indefinite lives for impairment on October 31, 2015. In testing indefinite-lived intangible assets, the Company utilized the qualitative test as a precursor to the Step 2 fair value determination. Based on the qualitative test, if it was more likely than not that indicators of impairment existed, the Company proceeded to perform fair value determination analysis, unless we determined that an asset would be fully abandoned. As a result, the Company recorded $21.6 million in IPR&D impairment losses during the year ended December 31, 2015. The Company recorded a $17.8 million impairment loss for its CSS/FBC IPR&D asset, which was transferred to developed technology on October 31, 2015. This intangible asset was obtained through the Entropic acquisition, having an initial fair value of $18.1 million. Due to updated customer demand information obtained in the fourth quarter, the Company revised its net revenue forecast and utilized the relief-from-royalty method to determine the fair value of the asset. In addition, the Company fully impaired its CDR IPR&D asset, which contributed to a $3.8 million impairment loss. This asset was obtained as part of the Physpeed acquisition with an initial fair value of $3.8 million.

6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$17,144	$—	$—	$17,144
Government debt securities	17,303	—	(30)	17,273
Corporate debt securities	45,353	—	(84)	45,269
	79,800	—	(114)	79,686
Less amounts included in cash and cash equivalents	(17,144)	—	—	(17,144)
	$62,656	$—	$(114)	$62,542

Fair Value at December 31, 2015
(in thousands)
Liabilities
Contingent Consideration	$395
Total	$395

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$1,858	$—	$—	$1,858
Government debt securities	27,154	5	(8)	27,151
Corporate debt securities	31,543	3	(42)	31,504
	60,555	8	(50)	60,513
Less amounts included in cash and cash equivalents	(1,858)	—	—	(1,858)
	$58,697	$8	$(50)	$58,655

Fair Value at December 31, 2014
(in thousands)
Liabilities
Contingent Consideration	$265
Total	$265
As of December 31, 2015, the Company held 36 government and corporate debt securities with an aggregate fair value of $52.8 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.1 million at December 31, 2015 represent temporary impairments on government and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of December 31, 2015.
The fair values of the Company’s financial instruments are the amounts that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of December 31, 2015 and December 31, 2014, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2015 and December 31, 2014 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.41% at December 31, 2015 and 0.54% and 0.33% at December 31, 2014. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$17,144	$17,144	$—	$—
Government debt securities	17,273	—	17,273	—
Corporate debt securities	45,269	—	45,269	—
	$79,686	$17,144	$62,542	$—
Liabilities
Contingent consideration	$395	$—	$—	$395
	$395	$—	$—	$395

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$1,858	$1,858	$—	$—
Government debt securities	27,151	—	27,151	—
Corporate debt securities	31,504	—	31,504	—
	$60,513	$1,858	$58,655	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following summarizes the activity in Level 3 financial instruments:

Year Ended December 31, 2015
(in thousands)
Contingent Consideration (1)
Beginning balance	$265
Loss recognized in earnings (2)	130
Ending balance	$395
Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$130

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of certain 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the statement of operations.

(2)	Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company's expectations of earn-out achievement.
There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 31, 2015.

7. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$67,956	$20,696
Short-term investments	43,300	48,399
Long-term investments	19,242	10,256
	$130,498	$79,351
Inventory consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Work-in-process	$15,713	$4,169
Finished goods	16,730	6,689
	$32,443	$10,858

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	December 31, 2015	December 31, 2014
		(in thousands)
Furniture and fixtures	5	$2,458	$735
Machinery and equipment	3 -5	23,679	12,695
Masks and production equipment	2	8,062	8,672
Software	3	3,017	905
Leasehold improvements	4 -5	9,573	4,451
Construction in progress	N/A	62	276
		46,851	27,734
Less accumulated depreciation and amortization		(24,993)	(15,293)
		$21,858	$12,441
Intangible assets, net consist of the following:

	Weighted Average Amortization Period (in Years)	December 31, 2015	December 31, 2014
		(in thousands)
Licensed technology	3	$2,921	$2,821
Developed technology	7	47,000	2,700
Trademarks and trade names	7	1,700	—
Customer relationships	5	4,700	—
Backlog	1	24,200	—
Less accumulated amortization		(32,366)	(2,435)
		48,155	3,086
In-process research and development		3,200	7,300
		$51,355	$10,386
The following table presents future amortization of the Company’s intangible assets at December 31, 2015:

Amortization (in thousands)
2016	$8,043
2017	7,931
2018	7,914
2019	7,897
2020	7,270
Thereafter	9,100
Total	$48,155

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Deferred revenue and deferred profit consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred revenue—rebates	$118	$21
Deferred revenue—distributor transactions	5,695	5,585
Deferred cost of net revenue—distributor transactions	(1,747)	(1,994)
	$4,066	$3,612
Accrued price protection liability consists of the following activity:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$10,018	$15,017
Additional liability from acquisition	3,486	—
Charged as a reduction of revenue	39,304	22,466
Reversal of unclaimed rebates	(158)	(413)
Payments	(32,624)	(27,052)
Ending balance	$20,026	$10,018
Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	1,196	422
Accrued restructuring	1,633	—
Accrued litigation costs	534	560
Accrued royalty	2,042	195
Other	6,963	1,371
	$15,368	$5,548

8. Stock-Based Compensation and Employee Benefit Plans
Common Stock
At December 31, 2015, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Employee Benefit Plans
At December 31, 2015, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan as well as the following former Entropic plans: the RF Magic 2000 Incentive Stock Plan, the 2001 Stock Option Plan, the 2007 Equity Incentive Plan, the 2007 Non-Employee Director's Plan and the 2012 Inducement Award Plan. All current stock awards are issued under the 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

At December 31, 2015, an accrual of $4.1 million was recorded for bonus awards for employees for the July 1, 2015 - December 31, 2015 performance period, which the Company intends to settle in shares of its Class A common stock issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
Stock-based compensation expense is classified in the consolidated statements of operations based on the department to which the related employee reports. The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of net revenue	$213	$131	$108
Research and development	13,205	9,686	8,258
Selling, general and administrative	5,850	5,191	4,320
	$19,268	$15,008	$12,686
The total unrecognized compensation cost related to unvested stock options as of December 31, 2015 was $1.6 million, and the weighted average period over which these equity awards are expected to vest is 1.42 years. The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of December 31, 2015 was $26.6 million, and the weighted average period over which these equity awards are expected to vest is 2.59 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $0.7 million, $0.1 million and $0.2 million for 2015, 2014 and 2013, respectively.
In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense in the year ended December 31, 2015 included $0.2 million and $3.4 million, respectively, related to assumed Entropic stock options and RSUs.
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
The fair values of stock options and employee stock purchase rights (related to the Company's ESPP) were estimated at their respective grant date using the following assumptions:
Stock Options

	Years Ended December 31,
	2015 (1)	2014	2013
Weighted-average grant date fair value per share	N/A	$4.03	$3.24
Risk-free interest rate	N/A	1.70%	0.71%
Dividend yield	N/A	—%	—%
Expected life (in years)	N/A	4.56	4.75
Volatility	N/A	51.00%	56.00%
__________________

(1)	No options granted during 2015.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value per share	$2.25 - $5.02	$2.03 - $2.47	$1.85 - $2.09
Risk-free interest rate	0.09 - 0.33%	0.05 - 0.07%	0.09 - 0.10%
Dividend yield	—%	—%	—%
Expected life (in years)	0.50	0.50	0.50
Volatility	32.65 - 59.14%	47.75 - 46.82%	39.24 - 41.58%
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
A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,963	$5.69
Granted (1)	—	N/A
Assumed (2)	1,894	13.83
Exercised	(1,080)	5.97
Canceled	(1,205)	14.86
Outstanding at December 31, 2015	3,572	$6.83	3.66	$29,567
Vested and expected to vest at December 31, 2015	3,549	$6.82	3.64	$29,408
Exercisable at December 31, 2015	2,887	$6.75	3.45	$24,362
___________________________

(1)	No options granted during 2015.

(2)	Assumed options from the Entropic acquisition.
The intrinsic value of stock options exercised during 2015, 2014 and 2013 was $6.6 million, $0.6 million and $0.3 million, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2014	3,512	$7.00
Granted	2,963	10.41
Assumed (1)	1,303	8.79
Vested	(3,022)	7.92
Canceled	(1,114)	8.45
Outstanding at December 31, 2015	3,642	9.19
________________________

(1)	Assumed awards from the Entropic acquisition.
The intrinsic value of restricted stock units and restricted stock awards vested during 2015, 2014 and 2013 was $53.6 million, $21.9 million, and $14.9 million, respectively. The intrinsic value of restricted stock units and restricted stock awards outstanding at December 31, 2015 was $31.4 million.
Shares Reserved for Future Issuance
As of December 31, 2015, common stock reserved for future issuance is as follows:

Number of Shares (in thousands)
Stock options outstanding	3,572
Restricted stock units and restricted stock awards outstanding	3,642
Authorized for future grants under 2010 Equity Incentive Plan	4,694
Authorized for future issuance under 2010 Employee Stock Purchase Plan	1,247
Total	13,155

9. Income Taxes
The domestic and international components of loss before provision (benefit) from income taxes are presented as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(44,094)	$(9,631)	$(12,770)
Foreign	1,188	886	439
Loss before income taxes	$(42,906)	$(8,745)	$(12,331)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$—	$—	$—
State	16	1	—
Foreign	942	577	574
Total current	958	578	574
Deferred:
Federal	(13,759)	(3,341)	(5,217)
State	(1,034)	253	(1,174)
Foreign	126	54	(166)
Valuation allowance release due to acquisition	(1,757)	(2,335)	—
Change in valuation allowance	14,891	3,087	6,385
Total deferred	(1,533)	(2,282)	(172)
Total income tax provision (benefit)	$(575)	$(1,704)	$402
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Provision (benefit) at statutory rate	$(14,588)	$(2,973)	$(4,191)
State income taxes (net of federal benefit)	275	(391)	1
Research and development credits	(2,083)	(66)	(3,630)
Foreign rate differential	(62)	(31)	(80)
Stock compensation	549	609	460
Foreign deemed dividend	279	—	835
Transaction costs	1,329	—	—
Uncertain tax positions	600	304	266
Foreign tax credits	(144)	—	—
Permanent and other	96	92	356
Valuation allowance release due to acquisition	(1,757)	(2,335)	—
Valuation allowance	14,931	3,087	6,385
Total provision (benefit) for income taxes	$(575)	$(1,704)	$402

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,996	$9,878
Research and development credits	48,531	12,784
Accrued expenses and other	13,654	1,271
Accrued compensation	1,747	1,380
Stock-based compensation	4,245	4,516
Intangible assets	7,198	3,173
	103,371	33,002
Less valuation allowance	(98,535)	(28,753)
	4,836	4,249
Deferred tax liability:
Fixed assets	(2,322)	(3,523)
Unremitted foreign earnings	(2,628)	(614)
Net deferred tax assets	$(114)	$112
At December 31, 2015, the Company had federal and state tax net operating loss carryforwards of approximately $96.5 million and $37.1 million, respectively. These amounts include share-based compensation for federal and state of $22.9 million and $3.8 million, that will be recorded to contributed capital when realized. The federal and state tax loss carryforwards will begin to expire in 2020 and 2016, respectively, unless previously utilized.
At December 31, 2015, the Company had federal and state tax credit carryforwards of approximately $33.2 million and $37.0 million, respectively. The federal tax credit carryforward will begin to expire in 2020, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $1.0 million that can be carried forward indefinitely.
The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses and management's expectations of additional near-term losses, the Company recorded a valuation allowance on its net federal and state deferred tax assets net of deferred tax liabilities related to indefinite-lived intangibles for which no future realization can be expected. During 2015, the Company maintained a valuation allowance against all of its federal and state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist.
The change in valuation allowance during 2015 related to operations was $14.9 million. Additionally, the Company completed the acquisition of Entropic in the second quarter. As a result of the acquisition, there was a valuation allowance release resulting in a tax benefit of $1.8 million.
At December 31, 2015, the Company’s unrecognized tax benefits totaled $26.1 million, $20.7 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2015, the Company had accrued approximately $0.1 million of interest and penalties. The Company expects a decrease to its unrecognized tax benefits of $0.1 million within twelve months.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table summarizes the changes to the unrecognized tax benefits during 2015, 2014 and 2013:

(in thousands)
Balance as of December 31, 2012	$3,750
Additions based on tax positions related to the current year	1,689
Additions based on tax positions of prior years	23
Balance as of December 31, 2013	5,462
Additions based on tax positions related to the current year	3,158
Additions based on tax positions of prior years	2,188
Balance as of December 31, 2014	10,808
Additions based on tax positions related to the current year	2,585
Additions related to Entropic acquisition	13,733
Decreases based on tax positions of prior year	(1,073)
Balance as of December 31, 2015	$26,053
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2015, the Company is no longer subject to federal, state or foreign income tax examinations for the years before 2012, 2011 and 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.
At December 31, 2013, the Company was under examination by the federal tax authorities for the tax years 2010 and 2011. This examination closed in January, 2014. The impact of any adjustments was reflected in 2013. At December 31, 2012, the Company was under examination by the California tax authorities for the tax years 2008 and 2009. This examination closed during the three months ended March 31, 2013 with no adjustment to taxable income. The Company is not currently under federal, state or foreign examination.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. The Act included several provisions related to corporate income tax including the reinstatement of the credit for qualified research and development. The credit was reinstated for years beginning after January 1, 2012. On December 19, 2014, the Tax Increase Prevention Act was enacted. The Act included several business tax provisions including the extension of the credit for qualified research and development through 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted. The Act included several business tax provisions including the permanent extension of the credit for qualified research and development.

10. Employee Retirement Plan
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of December 31, 2015, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations
	(in thousands)
2016	$8,178	$10,282	$13,625
2017	6,814	4,687	—
2018	5,935	700	—
2019	5,678	—	—
2020	5,947	—	—
Thereafter	7,667	—	—
Total minimum payments	$40,219	$15,669	$13,625

On December 17, 2013, the Company amended a lease arrangement with The Campus Carlsbad, LLC, so that the current Carlsbad office space of approximately 45,000 square feet will be expanded to include an additional 24,000 square feet of space. The original lease, which had a term of three years and seven months with an original expiration date of November 30, 2019, was extended to an expiration date of June 30, 2022. During 2015, the Company has begun significant tenant improvement activities to expand into this office space. The Company was provided a tenant improvement allowance of approximately $1,543,000 for tenant improvement costs and related fees and expenses.

On November 11, 2015, the Company entered into a real property lease with The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, with respect to the lease of approximately 50,235 square feet of office and laboratory space located at 50 Parker in Irvine, California. The Company expects to relocate current operations in Irvine, California to the new facility in 2016.

The lease has an initial term of six years and two months, commencing on the later of (i) April 1, 2016 or (i) the date upon which certain building and tenant improvements have been substantially completed and possession of the substantially completed premises has been tendered by the landlord to us. The base monthly rent under the lease is approximately $68,000 per month during the first year of the initial lease term, increasing to approximately $86,000 per month during the last year of the initial lease term. The lease contains an option to extend the lease term for a single, five-year period. If the lease term is extended for the optional five-year period, the monthly base rent will be adjusted based on the fair market rental value. In addition to base rent, the Company has agreed to pay for a proportional share of the common area operating expenses and real property taxes. The lease includes customary provisions providing for late fees for unpaid rent, landlord access to the property, insurance obligations and events of default. In addition, this agreement includes tenant improvement incentives of $2.7 million.
Entropic Communications Merger Litigation
The Delaware Actions
Beginning on February 9, 2015, eleven stockholder class action complaints (captioned Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., C.A. No. 10632-VCP (filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (filed Feb. 12, 2015); Saggar v. Padval, et al., C.A . No. 10661-VCP (filed Feb. 13, 2015); Iyer v. Tewksbury, et al., C.A. No. 10665-VCP (filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (filed Feb. 18, 2015)) were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of Entropic Communications, Inc. stockholders. The complaints name Entropic, the board of directors of Entropic, MaxLinear, Excalibur Acquisition Corporation, and Excalibur Subsidiary, LLC as defendants. The complaints

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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

Based on the above, we have determined that an unfavorable outcome is probable or reasonably possible; or determined that the amount or range of any possible loss is reasonably estimable. The reasonably estimable loss is not material.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware (the “District Court Litigation”). In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585 (the “’585 Patent”) and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO (“the “ITC Investigation”). On May 16, 2014 the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. (collectively, with us, Sharp and VIZIO, the “Company Respondents”). CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleges infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

On December 1-5, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination (“ID”), ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC has subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the administrative law judge that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the administrative law judge's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid. On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit (the "Federal Circuit").
The District Court Litigation remains stayed pending resolution of the appeal to the ITC. In addition, we have filed four petitions for inter partes review ("IPR") by the US Patent Office of the two CrestaTech patents asserted against us. The Patent Trial and Appeal Board (“PTAB”) did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings, holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims mentioned above. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit.
We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.

12. Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company markets its products and services to manufacturers of wired and wireless communications equipment throughout the world. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Customers greater than 10% of net revenues for each of the periods presented are as follows:

	Years Ended December 31,
	2015	2014	2013
Percentage of total net revenue
Arris[1]	28%	31%	28%
Cisco[2]	13%	*	*

* Represents less than 10% of the net revenue for the respective period.
1 Includes sales to Motorola Home, which was acquired by Arris in April 2013, for all periods presented.
2 In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. The revenue percentage did not include the 1% revenue percentage for Technicolor.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2015	2014	2013
Percentage of total net revenue
China	77%	71%	68%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	December 31,
	2015	2014
Percentage of gross accounts receivable
Pegatron Corporation	17%	41%
WNC Corporation	16%	*
Sernet Technologies Corporation	14%	11%
MTI Jupiter Technologies	13%	*

* Represents less than 10% of the gross accounts receivable for the respective period end.

13. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2015. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$35,396	$70,824	$95,191	$98,949
Gross profit	$21,671	$26,942	$51,050	$55,760
Net income (loss)	$(4,722)	$(30,647)	$1,582	$(8,544)
Net income (loss) per share:
Basic	$(0.12)	$(0.58)	$0.03	$(0.14)
Diluted	$(0.12)	$(0.58)	$0.03	$(0.14)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$32,501	$35,592	$32,541	$32,478
Gross profit	$20,053	$22,246	$19,909	$19,750
Net loss	$(862)	$(612)	$(3,205)	$(2,362)
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.09)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.09)	$(0.06)