Form 10-K/A
period 2015-12-31
MAXLINEAR INC
filed 2016-04-28
CIK 1288469

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 13, 2016, the registrant has 56,365,314 shares of Class A common stock, par value $0.0001, and 6,666,777 shares of Class B common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MaxLinear, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on February 17, 2016, for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the Securities and Exchange Commission, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in our Annual Report on Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of our Annual Report Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K and with our filings with the Securities and Exchange Commission subsequent to the filing of our Annual Report on Form 10-K. No other information included in our Annual Report on Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

-i-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our executive officers and directors, their ages, their positions with us, and other biographical information as of April 13, 2016 are set forth below.

Name	Age	Position
Kishore Seendripu, Ph.D. (1)	46	Chairman, President, and Chief Executive Officer
Thomas E. Pardun (2)(3)	72	Lead Director
Curtis Ling, Ph.D. (1)	50	Chief Technical Officer and Director
Steven C. Craddock (2)(3)	67	Director
Albert J. Moyer (2)(4)	72	Director
Donald E. Schrock (3)(4)	70	Director
Theodore Tewksbury, Ph.D. (2)(4)	59	Director
Adam C. Spice	47	Vice President and Chief Financial Officer
Connie Kwong	37	Corporate Controller and Principal Accounting Officer
Michael J. LaChance	56	Vice President, Operations
Dana McCarty	48	Vice President, Global Sales
Madhukar Reddy, Ph.D.	46	Vice President, Central Engineering
William G. Torgerson	48	Vice President and General Manager, Broadband Group
Brendan Walsh	43	Vice President, Product Line Marketing

(1)	Class B common stock director.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Nominating and Governance Committee.

Kishore Seendripu, Ph.D. is a co-founder and has served as our Chairman, President, and Chief Executive Officer since our inception in September 2003. Dr. Seendripu also serves as a director representing our Class B common stock. From July 1998 to July 2002, Dr. Seendripu served in senior engineering roles, most recently as the director of RF & Mixed-Signal IC Design at Silicon Wave, Inc., a designer and developer of radio frequency systems-on-chip for use in wireless and broadband communication systems and products. From December 1997 to July 1998, Dr. Seendripu served as a member of the technical staff at Broadcom Corporation, a manufacturer of networking and communications integrated circuits for data, voice and video applications. From 1996 to December 1997, Dr. Seendripu served as a radio frequency integrated circuit, or RFIC, design engineer at Rockwell Semiconductor Systems, a provider of semiconductor system solutions for personal communications electronics. From 1990 to 1992, Dr. Seendripu served as a research assistant at the Lawrence Berkeley National Laboratories. Dr. Seendripu received an M.S. in Materials Sciences Engineering and a Ph.D. in Electrical Engineering from the University of California at Berkeley, a B. Tech degree from the Indian Institute of Technology, Bombay, India, and an M.B.A. from the Wharton School, University of Pennsylvania.

We believe Dr. Seendripu’s more than eighteen years of technical and management experience in the semiconductor industry bring valuable industry knowledge and practical experience to our board and qualify him to serve as one of our directors.

Thomas E. Pardun has served as a member of our board of directors since July 2009. From June 2006 to July 2015, Mr. Pardun served on the board of CalAmp Corp., a provider of wireless communications solutions. From April 2007 to November 2015, Mr. Pardun served as non-executive chairman of the board of directors of Western Digital Corporation. Mr. Pardun has served as a director of Western Digital Corporation from January 1993 to November 2015, and from January 2000 to November 2001, he also served as chairman of its board of directors. From May 1996 to July 2000, Mr. Pardun served as president of MediaOne International, Asia-Pacific

(formerly US West Asia-Pacific), an owner/operator of international properties in cable television, telephone services and wireless communications. From May 1993 to April 1996, Mr. Pardun served as president and chief executive officer of US West Multimedia Communications, Inc., a communications company, and from June 1988 to April 1993 held numerous other executive positions with US West, Inc. From June 1986 to May 1988, Mr. Pardun was president of the Central Group for Sprint, Inc. as well as president of Sprint’s West Division. From September 1984 to May 1986, he served as senior vice president of United Telecommunications, a predecessor company to Sprint. From June 1965 to August 1984, he held various positions at International Business Machines Corporation. In addition to Western Digital Corporation, Mr. Pardun serves on the boards of Finisar Corporation, a provider of optical communications components and subsystems, and Calix, Inc., a provider of broadband communications access systems and software. Mr. Pardun received a B.B.A. in Economics and Marketing from the University of Iowa and Management School Certificates from Harvard Business School, Stanford University, and The Tuck School of Business at Dartmouth College.

We believe Mr. Pardun’s experience serving for many years in executive positions for large communications and technology companies, his long history in the technology industry, and his experience serving as a director and non-executive chairman for other public companies bring valuable industry knowledge and practical experience to our board and qualify him to serve as one of our directors.

Curtis Ling, Ph.D. is a co-founder and has served as our Chief Technical Officer since April 2006. Dr. Ling also serves as a director representing our Class B common stock. From March 2004 to July 2006, Dr. Ling served as our Chief Financial Officer, and from September 2003 to March 2004, as a co-founder, he consulted for us. From July 1999 to July 2003, Dr. Ling served as a principal engineer at Silicon Wave, Inc. From August 1993 to May 1999, Dr. Ling served as a professor at the Hong Kong University of Science and Technology. Dr. Ling received a B.S. in Electrical Engineering from the California Institute of Technology and an M.S. and Ph.D. in Electrical Engineering from the University of Michigan, Ann Arbor.

We believe Dr. Ling’s more than sixteen years of technical and operational experience in the semiconductor industry brings valuable industry knowledge and practical experience to our board and qualifies him to serve as one of our directors.

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

We believe Mr. Moyer’s many years of experience as a chief financial officer for large public companies and his service on the board of directors of several other companies bring substantial financial, accounting, and operational knowledge to our board and qualify him to serve as one of our directors.

Donald E. Schrock has served as a member of our board of directors since October 2009. Mr. Schrock retired as Executive Vice President and President of Qualcomm Incorporated’s CDMA Technologies Group in 2003. Mr. Schrock joined Qualcomm in January 1996 as Corporate Vice President. Prior to joining Qualcomm, Mr. Schrock was Group Vice President and Division Manager with GM Hughes Electronics. Prior to working at Hughes, Mr. Schrock was Vice President of Operations with Applied Micro Circuit Corporation. Mr. Schrock also held positions as Vice President/Division Manager at Burr-Brown Corporation and spent 15 years with Motorola Semiconductor. He previously served on the board of directors of the Fabless Semiconductor Association; RMI Corporation, a private fabless semiconductor company acquired by Netlogic Microsystems, Inc.; Patriot Scientific Corporation, a public intellectual property licensing company; Integrated Device Technology, Inc. a semiconductor company; and GlobalFoundries Inc., a private semiconductor wafer fabrication service provider. Mr. Schrock holds a B.S.E.E. with honors from the University of Illinois, has completed the coursework for an M.S.E.E. from Arizona State University, and has an Advanced Business Administration degree from the Arizona State University Center for Executive Development.

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

Theodore Tewksbury, Ph.D. has served as a member of our board of directors since May 2015. Dr. Tewksbury served as interim president and chief executive officer of Entropic from November 2014 until MaxLinear’s acquisition of Entropic in April 2015. Dr. Tewksbury also served as a director of Entropic from September 2010 through April 2015. From 2013 to November 2014, Dr. Tewksbury was an independent consultant to technology companies. From 2008 to 2013, Dr. Tewksbury served as the president and chief executive officer and as a member of the board of directors of Integrated Device Technology, Inc., a publicly traded, mixed signal semiconductor solutions company. Prior to joining Integrated Device Technology, he was the president and chief operating officer of AMI Semiconductor, a mixed signal semiconductor company from 2006 to 2008. Prior to that, Dr. Tewksbury served as managing director at Maxim Integrated Products, Inc., a designer, manufacturer and seller of high-performance semiconductor products, from 2000 to 2006. Dr. Tewksbury was a member of the board of directors of the Global Semiconductor Alliance from 2011 to 2013. Dr. Tewksbury holds a B.S. in Architecture and an M.S. and a Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology.

Dr. Tewksbury brings extensive general management and technical expertise to our board. As the former chief executive officer and director of two public companies in our industry, Dr. Tewksbury has relevant semiconductor company leadership and board experience. Moreover, Dr. Tewksbury has a strong technical background, which is an asset to our board given the technical nature of our products and product development processes.

Adam C. Spice has served as our Vice President and Chief Financial Officer since January 2011. From October 2009 to November 2010, Mr. Spice served as the Chief Financial Officer of Symwave Corporation, a private fabless semiconductor company acquired by Standard Microsystems Corporation. From 2000 through 2009, Mr. Spice worked in various senior financial management and operational roles at Broadcom Corporation, a fabless communications semiconductor company. During his tenure, he served as Broadcom’s Corporate Treasurer and its Vice President of Finance and Corporate Development, where he was responsible for strategic planning, mergers and acquisitions, corporate development, and corporate-wide financial planning and analysis. From 2006 to 2008, Mr. Spice served as Vice President and General Manager of Broadcom’s Mobile Power Management Business Unit in the Mobile Platforms group. Mr. Spice received a B.B.A. from Brigham Young University and an M.B.A. from the University of Texas at Austin.

Connie Kwong has served as our Corporate Controller and Principal Accounting Officer since February 2016. Previously, Ms. Kwong served as our Assistant Corporate Controller from March 2015 to February 2016. Prior to joining MaxLinear, Ms. Kwong was the Corporate Controller of Interush, Inc. from October 2013 to March 2015 and a senior audit manager of SingerLewak LLP from May 2008 to October 2013. Ms. Kwong received a B.A. in Business Economics from the University of California, Los Angeles.

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

Dana McCarty has served as our Vice President, Global Sales since February 2016. Mr. McCarty has over twenty years of industry experience in domestic and international business environments. Prior to joining MaxLinear, Mr. McCarty served as the Senior Vice President of World Wide Sales at LitePoint Corporation, an electronic diagnostics company, from April 2014 to February 2016. From May 2001 to February 2014, Mr. McCarty worked in various senior sales and management positions at Broadcom Corporation, a fabless communications semiconductor company. During his tenure at Broadcom Corporation, he served as Sales Director, Senior Sales Director, Taiwan Country Manager, Vice President of Emerging Business and Channel Sales, and Vice President of Pan Asia Sales. Mr. McCarty received a B.S. in Electrical Engineering from the University of Texas, San Antonio.

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

William G. Torgerson has served as our Vice President and General Manager, Broadband Group since February 2016 and previously served as our Vice President, Global Sales from November 2012 to February 2016. From August 2007 to August 2011, Mr. Torgerson served as Vice President of America Sales for Standard Microsystems Corporation, a fabless semiconductor company that was acquired by Microchip Technology Incorporated in 2012. From May 2003 to February 2007, Mr. Torgerson was the Vice President of Global Sales at StarGen, Inc., a provider of semiconductors for networking and telecommunications equipment that was acquired by Dolphin Interconnect Solutions in 2007. From March 2000 to May 2003, he served as Director of America Sales at PLX Technology, a provider of semiconductor-based connectivity solutions that was acquired by Avago Technologies Limited in 2014. From August 1997 to March 2000, Mr. Torgerson served in various capacities including applications engineer, sales manager, and worldwide strategic account manager at Actel, Inc., a provider of field programmable gate arrays that was subsequently acquired by Microsemi Corporation. Mr. Torgerson also serves as a director of Brown Precision, Inc., an engineering and manufacturing company focused on the aerospace and medical markets. Mr. Torgerson received a BSEE degree from the University of Alabama, Huntsville and an M.B.A. from the University of New York, Stonybrook.

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

Board Composition

Our board of directors is currently comprised of seven members. Two directors are elected exclusively by the holders of Class B common stock, voting as a separate class. At least one of these directors must be an executive officer nominated by our nominating and governance committee, with the consent of our founders holding a majority-in-interest of the outstanding Class B common stock over which the founders then exercise voting control. Our founders are executive officers Kishore Seendripu, Ph.D., Curtis Ling, Ph.D., Madhukar Reddy, Ph.D., and several other employees and former employees named in our amended and restated certificate of incorporation. The current Class B directors are Dr. Ling and Dr. Seendripu.

Our remaining directors are elected by the holders of our Class A common stock and Class B common stock, voting together as a single class. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held this year for the Class I directors, in 2017 for the Class II directors, and in 2018 for the Class III directors. The Class I directors are Steven C. Craddock and Donald E. Schrock. The Class II directors are Curtis Ling, Ph.D., Albert J. Moyer, and Theodore Tewksbury, Ph.D. The Class III directors are Thomas E. Pardun and Kishore Seendripu, Ph.D.

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

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that during fiscal 2015, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We maintain a code of ethics and employee conduct, which we refer to as our code of conduct, which applies to our board of directors and all of our employees, including our chief executive officer, principal financial officer, and principal accounting officer. Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” and “Code of Conduct.” When required by the rules of the New York Stock Exchange, or NYSE, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer, principal financial officer, principal accounting officer, or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.

Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee currently consists of directors Albert J. Moyer, Thomas E. Pardun, Steven C. Craddock, and Theodore Tewksbury, Ph.D. Mr. Moyer is the chairman of the audit committee. Our board of directors has determined that each of the members of our audit committee is independent and financially literate under the current rules and regulations of the SEC and the NYSE and that Mr. Moyer qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Policy

Our board of directors makes its director compensation decisions based in part on data provided by Compensia, Inc., an independent compensation consulting firm retained by our compensation committee to evaluate our compensation policies for independent directors. Our compensation committee periodically reviews our director equity compensation policy, in consultation with Compensia, and seeks to ensure that equity incentives for our non-employee directors are competitive with our peer group and that they offer appropriate incentives to continued service as a director or, for prospective directors, to join our board.

Cash Compensation

The following table summarizes the cash compensation payable to our non-employee directors under our current compensation policy, which was approved in May 2014.

Annualized Cash Fee(1)
Base Retainer	$40,000
Lead Director	$25,000
Audit Committee Chair(2)	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair(2)	$15,000
Compensation Committee Member	$7,500
Nominating and Governance Committee Chair(2)	$10,000
Nominating and Governance Committee Member	$5,000
Strategy Development Committee Chair	$10,000

(1)	All fees are payable on a quarterly basis.
(2)	Committee chairs receive both the fees applicable to such position and the fee applicable to committee membership.

Equity Compensation

In connection with our initial public offering, our compensation committee developed a policy relating to equity compensation for our non-employee directors under our 2010 Equity Incentive Plan. The policy initially provided for the grant of stock options upon first becoming a director and annual option grants at subsequent annual meetings. In February 2012, our compensation committee amended our outside director equity incentive policy to provide for the grant of shares of restricted stock rather than stock options. In May 2014 and again in December 2015, our compensation committee amended our outside director equity compensation policy as indicated below.

New Directors

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

Continuing Directors

In addition, our outside director equity compensation policy as in effect since May 2014 also provides for an annual award to continuing directors on the date of each annual meeting of stockholders of shares of Class A restricted stock with a fair value at issuance of $110,000. These shares vest, assuming continued service, on the earlier to occur of the next succeeding May 1 or the date immediately preceding the next annual meeting of stockholders. Our outside director compensation policy was amended in December 2015 to permit our directors to receive this annual reward in the form of restricted stock units, or RSUs, and to defer the delivery of the Class A shares subject to the RSU award upon vesting in accordance with the terms and conditions of a deferral program approved by the administrator of the policy, which is currently our compensation committee.

Deferred Payment Alternative

In December 2015, the board of directors approved an additional amendment to our outside director equity compensation policy to permit directors to defer for tax purposes the settlement of restricted stock unit awards made under the policy after January 1, 2016.

2015 Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for the year ended December 31, 2015. The table excludes Kishore Seendripu, Ph.D., and Curtis Ling, Ph.D., who are executive officers and who did not receive any compensation from us in their roles as directors in the year ended December 31, 2015. Information on compensation for Dr. Seendripu and Dr. Ling is set forth under the caption “Executive Compensation.”

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total ($)
Steven C. Craddock	69,396	110,000	179,396
Albert J. Moyer	75,000	110,000	185,000
Thomas E. Pardun	97,500	110,000	207,500
Donald E. Schrock	62,500	110,000	172,500
Theodore Tewksbury, Ph.D.	36,126	220,290	256,416

(1)	Amounts shown do not reflect compensation actually received by the director. Instead, the amounts represent the aggregate grant-date fair value related to restricted stock awards, granted in the year indicated, pursuant to Accounting Standards Codification Topic 718. For a discussion of the valuation assumptions, see Note 8, Stock-Based Compensation and Employee Benefit Plans, to our consolidated financial statements included in our Annual Report on Form 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of applicable conditions to vesting and the value of our Class A common stock on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown. As of December 31, 2015, the aggregate number of shares underlying outstanding stock options held by each current non-employee director was as follows: Mr. Craddock, 38,770; Mr. Moyer, 66,581; Mr. Pardun, 66,581; Mr. Schrock, 66,581; and Dr. Tewksbury, 68,446. As of December 31, 2015, the aggregate number of shares of restricted stock held by each current non-employee director was 10,721, with exception of Dr. Tewksbury who held 23,651 shares of restricted stock.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis reviews and discusses the compensation programs and policies for our principal executive officer, principal financial officer, and three (3) additional executive officers who were our most highly compensated executive officers in fiscal 2015 as determined by the rules of the Securities and Exchange Commission, or SEC. For 2015, these executive officers were Kishore Seendripu, Ph.D., our chairman, president, and chief executive officer; Adam C. Spice, our vice president and chief financial officer; Curtis Ling, our chief technical officer; Madhukar Reddy, our vice president, central engineering; and William G. Torgerson, our vice president and general manager, broadband group. As a group, we refer to these executive officers as our “named executive officers,” and they are identified in the summary compensation table provided below.

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

Our compensation committee was formed, among other purposes, to ensure that our compensation programs are competitive and that they offer appropriate incentives for recruitment and retention. Historically, our compensation philosophy was heavily equity-based in the form of stock options as we were an early stage company and sought to manage our available liquidity. Since our initial public offering, cash compensation associated with base salary has increased, but equity compensation has, and we expect it will remain, a material portion of our compensation programs. For example, all of our executive and non-executive bonus plan payments for our 2015 corporate performance period will be made in the form of shares of our Class A common stock, consistent with bonus awards for all performance periods since 2012. In connection with its annual review of our bonus programs, our compensation committee has considered, and expects to continue to consider, the advisability of cash awards. To date, however, our compensation committee has determined that equity based bonus awards have been important to maintain our liquidity position and to encourage equity ownership by our executive officers and employees.

Our compensation committee generally determines allocations of compensation between cash and equity or among different forms of non-cash compensation based on its review of typical allocations within our compensation peer group. The committee has not adopted, however, and has no current plans to adopt, any policy requiring a specific allocation between cash and equity compensation or between short-term and long-term compensation. In the course of its deliberations, our compensation committee reviews each component of compensation, how they relate to each other, and in particular how they relate to and affect total compensation. Our compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, we expect to continue to use equity incentive awards as a significant component of compensation because we believe that they best align individual compensation with the creation of stockholder value. Bonus programs we have implemented in the past were, and we expect any future programs will be, substantially tied to annual financial performance targets.

Role of Our Compensation Committee

As a public company, our compensation committee has responsibility for determining the compensation of all executive officers. Our compensation committee operates under a written charter adopted by our board of directors, which establishes the duties and authority of our compensation committee. The fundamental responsibilities of our compensation committee are as follows:

•	to oversee our overall compensation philosophy, compensation plans, and benefit programs and to make recommendations to our board of directors with respect to improvements or changes to such plans;

•	to review and approve all cash and equity compensation arrangements for our executive officers (including our chief executive officer); and

•	to oversee and administer our equity compensation plans.

Our compensation committee is comprised of the following non-employee members of our board of directors: Thomas E. Pardun, who chairs our compensation committee, Steven C. Craddock, and Donald E. Schrock. Each of Mr. Pardun, Mr. Craddock, and Mr. Schrock is an independent director under the rules of the New York Stock Exchange, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Our compensation committee has the authority under its charter to engage the services of outside advisors and experts.

Kishore Seendripu, Ph.D., our chairman, president, and chief executive officer, supports our compensation committee’s work by providing information relating to our financial plans, performance assessments of our officers, and other personnel-related data. In particular, as the person to whom our other named executive officers directly report, Dr. Seendripu is responsible for evaluating each individual officer’s contribution to corporate objectives as well as their performance relative to individual objectives. He makes recommendations to our compensation committee with respect to base salary adjustments, targets under our annual incentive programs, and awards under our equity incentive plan. Our compensation committee is not required to follow any recommendations of Dr. Seendripu and exercises its discretion in modifying, accepting, or rejecting any recommended adjustments or awards. Without the participation of Dr. Seendripu, our compensation committee, as part of the annual review process, conducts a similar evaluation of his contribution and individual performance and makes determinations with respect to any base salary adjustments, targets under any annual cash incentive programs, and stock option grants or other equity incentives.

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

Mr. Pardun consults regularly with Compensia in connection with specific aspects of or questions relating to our executive compensation, and our compensation committee periodically engages Compensia to conduct a comprehensive review as our compensation committee determines necessary, with the last such review having been conducted in late 2015. The 2015 review was intended in part to evaluate our compensation programs for 2016 in light of our acquisition of Entropic Communications, Inc., or Entropic, in the second quarter of 2015. The Entropic acquisition substantially expanded the scope and scale of our business. For purposes of 2015 compensation determinations, our compensation committee relied on a review conducted with Compensia in late 2014. Aggregate fees paid for Compensia’s services to our compensation committee did not exceed $120,000 during 2015 or in any prior fiscal year.

For purposes of its periodic reviews, our compensation committee, in consultation with Compensia, updates our peer group data as appropriate to ensure that the peer group companies are reasonably comparable with respect to size, business scope, and market capitalization and to reflect changed circumstances (e.g., mergers and sale transactions) affecting the peer group. In that regard and as indicated below, consolidation in our industry and the impact of the Entropic acquisition resulted in changes to our peer group from 2014 to 2015. Our compensation committee also considers substantially larger companies as aspirational peers but gives relatively less weight to aspirational peers because of differences in our relative sizes that make meaningful comparisons difficult. While these aspirational peers remain important benchmarks, particularly in considering competitive factors relating to executive and non-executive compensation, they are less relevant for our executive compensation determinations.

In late 2014, based on conversations among Mr. Pardun, Dr. Seendripu, and representatives of Compensia, our compensation committee determined that the following peer group should be used for purposes of 2015 compensation decisions:

Peer Group – 2015 Compensation

• Ambarella, Inc.	• InvenSense Inc.

• ANADIGICS Inc.	• IXYS Corporation

• AppliedMicro Circuits Corporation	• M/A-Com Technology Solutions Inc.

• DSP Group, Inc.	• Micrel, Incorporated

• Entropic Communications, Inc.	• Peregrine Semiconductor Corp.

• Exar Corporation	• Power Integrations, Inc.

• Inphi Corp.	• Sigma Designs, Inc.

• Integrated Silicon Solution Inc.	• Vitesse Semiconductor Corp.

For purposes of 2016 compensation decisions, our compensation committee and Compensia reviewed data from the following peer group:

Peer Group – 2016 Compensation

• AppliedMicro Circuits	• M/A-Com Technology Solutions Inc.

• Exar Corporation	• Micrel, Incorporated

• Inphi Corp.	• Monolithic Power Systems, Inc.

• Integrated Device Technology, Inc.	• PMC-Sierra, Inc.

• Integrated Silicon Solution Inc.	• Power Integrations, Inc.

• Intersil Corporation	• Semtech Corporation

• InvenSense Inc.	• Sigma Designs, Inc.

• IXYS Corporation	• Silicon Laboratories, Inc.

• Lattice Semiconductor Corporation

Elements of Executive Compensation

Our executive compensation program currently consists, and is expected to continue to consist, of the following components:

•	base salary;

•	annual incentive compensation, which in recent years we have paid in the form of equity-based awards under our equity incentive plan;

•	equity-based incentives, principally in the form of restricted stock units;

•	benefits (on substantially similar terms as provided to our other employees); and

•	severance/termination protection, including in connection with certain change of control transactions.

The determination of our compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on its view of the relative importance of each component in meeting our overall objectives and factors relevant to the individual executive.

Base Salary

The effective base salaries for each of our named executive officers in 2015 were, and for 2016 will be, as follows:

	Annual Base Salary (1)
Executive Officer	2015	2016
Kishore Seendripu, Ph.D.	$400,000	$465,000
Adam C. Spice	$310,000	$330,000
Curtis Ling, Ph.D.	$260,000	$275,000
Madhukar Reddy, Ph.D.	$270,000	$285,000
William G. Torgerson	$255,000	$285,000

(1)	Reflects the highest annualized base salary established for the named executive officer during the year indicated.

Relative to 2015 and other recent years, base salary increases for fiscal 2016 were larger on a percentage basis, principally reflecting the impact of the Entropic acquisition and the consequent revisions in our competitive peer group. Dr. Seendripu’s 2016 base salary of $465,000 reflects a 16.3% increase relative to 2015, slightly above our peer group 25th percentile of $451,000 and below our peer group median of $531,000. Dr. Seendripu’s base salary did not increase from 2014 to 2015 and at that time was at approximately the median of the smaller companies used in our 2015 peer group. Mr. Spice’s base salary increased 6.5% from 2015 to 2016 following a 6.9% increase from 2014 to 2015. Mr. Spice’s 2016 base salary is set at approximately the 2016 peer group median of $332,000, and his 2015 base salary was also fixed at the approximate median of the 2015 peer group. Base salaries for other named executive officers in 2016 fall generally between the 25th percentile and the median of the 2016 peer group. The slightly larger year-over-year percentage increase in Mr. Torgerson’s base salary from 2015 to 2016 primarily reflects a material increase in his title and responsibilities during 2015.

Annual Incentive Program for 2015 Corporate Performance Period

Our compensation committee periodically reviews our philosophy and practices concerning annual incentive compensation. Our compensation committee believes that our continuing focus on revenue generation and achieving specific financial and operating performance metrics supports implementation of an incentive program with payouts earned through achievement of identified corporate objectives and individual performance. Accordingly, our executive incentive bonus plan establishes award targets, corporate objectives, and potential adjustments for each executive officer at various levels of under-performance or over-performance.

Prior to fiscal 2015, our compensation committee established performance periods under the executive incentive bonus plan linked to corporate financial performance targets over the course of the full fiscal year. In fiscal 2015, however, our compensation committee bifurcated the performance period into first and second half 2015 periods. The initial decision to modify the structure of the plan was driven largely by the timing of the Entropic acquisition in the second quarter of 2015 and the need to modify the second half 2015 performance objectives to reflect targets for the larger, combined company in the third and fourth quarters. Our compensation committee has determined to implement the executive incentive bonus plan for the 2016 corporate performance period on a similar basis, however, in order to focus management on near-term objectives. Our compensation committee expects to reevaluate the structure of the executive incentive bonus program, including the duration of the relevant performance periods, on an annual basis.

In making its decisions whether financial targets have been achieved under our executive incentive bonus plan, our compensation committee has the authority to make appropriate adjustments to the targets for the expected effects of any acquisitions or other approved business plan changes made during the course of the particular corporate performance period; to adjust revenue as it determines appropriate to exclude certain non-recurring items under generally accepted accounting principles such as gains or losses on sales of assets; and to adjust our reported operating loss to exclude certain charges from our operating expenses, including stock compensation expense, bonus plan accruals, restructuring and impairment charges, any acquisition related charges, and expenses associated with litigation or other regulatory matters. For purposes of determining the portion of awards based on individual performance, the standard is subjective based on the committee’s discretion and views with input from Dr. Seendripu relating to the performance of executive officers reporting to him.

First Half 2015 Bonus Awards

Bonus awards under our executive incentive bonus plan for the full year of 2015 were initially to be based on MaxLinear-only target metrics for revenue, gross margin, and non-GAAP operating expenses, as well as a subjective individual performance metric. Relative to the aggregate 2015 bonus opportunity, revenue was expected to carry a 40% weighting; gross margin a 25% weighting; and non-GAAP operating expenses a 25% weighting. The balance of the bonus opportunity, or 10%, was initially based on our compensation committee’s discretionary views of each executive’s individual performance. For each financial performance objective, our compensation committee establishes a minimum threshold condition (or in the case of the non-GAAP operating expense objective, a maximum threshold condition) that must be achieved before the objective is deemed satisfied. Awards are typically then determined on a linear, percentage basis for performance between the minimum threshold and target level of performance, with the bonus amount allocable to the objective being 100% earned at target performance. For performance better than target, awards would be adjusted upward on a linear, percentage basis, subject to a cap at 150% of the target award opportunity allocable to each performance metric. As indicated above, however, our compensation committee determined shortly after the announcement of the Entropic acquisition to bifurcate 2015 into two six-month performance periods because of the difficulties the Entropic acquisition presented in measuring operating performance for the first half of 2015. In particular, the committee noted that measuring relative operating expense performance would be extremely difficult during the same period as an acquisition of a similarly situated public company. As a result, the committee determined that first half 2015 bonuses should be based only on revenue and gross margin objectives and that MaxLinear would return to a more typical bonus plan structure in the second half of 2015 after the Entropic acquisition had been completed.

Consistent with its authority to modify the terms of the executive incentive bonus plan based on subsequent events, our compensation committee ultimately approved first half 2015 bonus awards based on MaxLinear-only revenue and gross margin metrics, excluding the impact of the Entropic acquisition for the period from the April 30, 2015 closing date through June 30, 2015. Under the revised first half 2015 bonus structure, revenue carried a 61.5% weighting, and gross margin carried a 38.5% weighting, subject to a maximum threshold condition. No bonuses were payable for performance below the threshold minimum. Above the threshold, bonuses would be payable on an increasing linear scale with 100% of the target bonus award being paid at target levels of achievement. For performance better than target, awards would be adjusted upward on a linear percentage basis, subject to a cap at 150% of the target award allocable to the specific financial performance metric.

At the beginning of the third quarter of 2015, our compensation committee approved bonus awards based on the revised plan. Achievement with respect to the revenue and gross margin metrics was based on actual, MaxLinear-only results in the first half of 2015 and a then-current bottoms-up MaxLinear-only revenue forecast for the balance of 2015. Using these guidelines, our compensation committee approved first half bonuses at 144% award levels relative to the revenue target (which was set at $155.4 million of MaxLinear-only revenue for fiscal 2015) and 100% award levels relative to the gross margin target.

Second Half 2015 Bonus Awards

For the second half of 2015 and similar to the original structure of the initial bonus program, bonus awards were payable based on achievement of revenue, gross margin, and non-GAAP operating expense targets but at slightly revised weightings relative to the initial first half plan. In addition, second half bonuses also included a subjective individual performance metric. Our revenue target for the second half of 2015 was $190.0 million. For the second half of 2015, the revenue target carried a 50% weighting, and the gross margin and non-GAAP operating expense targets each carried a 20% weighting. The individual performance metric carried a 10% weighting. In connection with achievement of performance metrics between threshold and target and in the event of over-achievement, the structure of the plan for the second half of 2015 mirrored the structure in the first half, including with respect to the cap for over-performance at 150% of the award target. In April 2016, our compensation committee approved awards under the executive incentive bonus plan for the second half of 2015, with the revenue metric being earned at a 104% level, the gross margin metric being earned at a 140% level, and the operating expense metric being earned at a 150% level.

Bonus Payments

Actual bonus amounts for each of the named executive officers under the executive incentive bonus plan for the 2015 performance periods are set forth below (and the amount of such bonus awards is separated for each named executive officer based on corporate performance targets and individual performance). The footnote disclosures below the table indicate the portions of the bonus awards attributable to first half and second half performance. Because Mr. Torgerson served as our vice president, global sales for most of 2015, his bonus awards were paid through a separate sales incentive plan, and he did not participate in our executive incentive bonus plan. Performance targets under the sales incentive plan were weighted 40% toward revenue, 40% toward design wins, and 20% towards individual performance. Similar to the structure of the executive incentive bonus plan, Mr. Torgerson had to achieve minimum levels of performance against these objectives to earn a bonus, and he was eligible for increased bonuses up to 150% of target in the event of over-performance.

	Total 2015 Bonus Targets		2015 Bonuses Paid
Executive Officer	% Base Salary	Target ($)	Corporate Targets ($)	Individual Performance ($)(1)		Total Bonus ($)
Kishore Seendripu, Ph.D.	100%	400,000	475,169	25,001		500,170
Adam C. Spice	55%	170,500	198,758	10,230		208,988
Curtis Ling, Ph.D.	45%	117,000	138,210	5,265		143,475
Madhukar Reddy, Ph.D.	45%	121,500	142,011	6,683		148,694
William G. Torgerson	55%	140,250	103,050	28,964	(2)	132,014

(1)	Other than with respect to Mr. Torgerson, all individual performance awards relate to the second half 2015 corporate performance period. Individual performance was not a metric under the executive incentive bonus program for the first half of 2015.
(2)	For the first half of 2015, Mr. Torgerson received a $14,939 bonus based on individual performance under the sales incentive plan. For the second half of 2015, Mr. Torgerson received a $14,025 bonus based on individual performance under the sales incentive plan.

Equity-Based Payments

All bonus awards for the first half of 2015 were settled in shares of our Class A common stock in August 2015, and bonus awards for the second half of 2015 will be settled in shares of our Class A common stock in May 2016, with the amount calculated by dividing the cash equivalent bonus award by the closing price of our Class A common stock in trading on the New York Stock Exchange on the settlement date. The number of shares otherwise issuable in connection with the bonus award will be reduced by an amount equal to applicable withholding taxes, which we will remit in cash to applicable governmental authorities.

Annual Incentive Program for 2016 Corporate Performance Period

For 2016, our compensation committee has established a similar bifurcated performance structure under the executive incentive bonus plan with awards to be paid contingent on achievement of corporate financial and individual performance objectives in the first and second halves of 2016. In 2016, Mr. Torgerson will participate in the executive incentive bonus plan. Our compensation committee currently believes that any payments for the 2016 performance period will be settled in shares of our Class A common stock, consistent with recent periods. Target 2016 awards for the named executive officers are set forth in the following table:

	2016 Bonus Targets
Executive Officer	% Base Salary	Target ($)
Kishore Seendripu, Ph.D.	100%	465,000
Adam C. Spice	65%	214,500
Curtis Ling, Ph.D.	50%	137,500
Madhukar Reddy, Ph.D.	50%	142,500
William G. Torgerson	60%	171,000

The increases in bonus targets as a percent of base salary relative to the 2015 performance period place each of our executive officers at the median of our 2016 peer group with respect to incentive compensation, consistent with our compensation committee’s philosophy with respect to short-term incentive compensation.

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

Prior to our initial public offering in March 2010, we granted options and other equity incentives to our officers under our 2004 Stock Plan. In connection with our initial public offering, our board of directors adopted the 2010 Equity Incentive Plan, which became effective in March 2010 upon the completion of our initial public offering. The 2010 Equity Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. All equity incentive plans and awards are administered by our compensation committee under the delegated authority established in our compensation committee charter.

To date, our equity incentives have been granted principally with time-based vesting. Until our 2011 compensation review, our equity compensation award grants consisted entirely of stock options. In 2011, our compensation committee determined that it was appropriate to begin granting restricted stock units in addition to stock options for both employees and executive officers. Factors contributing to the decision to begin granting restricted stock units included the competitive dynamics of the markets in which we recruit, with most larger semiconductor companies offering “full value” awards in the form of restricted stock units; the fact that competitors were using such full value awards as a recruiting inducement to our engineers and other employees; and the more favorable dilutive impact of restricted stock units relative to stock option grants. Beginning in 2015, for these various reasons, our compensation committee determined that annual equity incentive awards would consist entirely of restricted stock units. As a result, we did not grant stock options to our executive officers in 2015.

The following table sets forth restricted stock unit awards to our executive officers in 2015. Our compensation committee believed that the size of the equity incentive awards is consistent with our compensation committee’s philosophy that a substantial portion of total compensation consist of long term equity incentives at levels between the 50th and 75th percentiles of our peer group.

Executive Officer	Shares Subject to Restricted Stock Units (1)
Kishore Seendripu, Ph.D.	135,000
Adam C. Spice	70,000
Curtis Ling, Ph.D.	54,000
Madhukar Reddy, Ph.D.	57,000
William G. Torgerson	44,000

(1)	Restricted stock units to vest quarterly over four (4) years with the first vesting event to occur on August 20, 2015 and the grants becoming fully vested on May 20, 2019, subject to the executive officer’s continuing to provide services to us on each applicable vesting date.

Benefits

We provide the following benefits to our executive officers, generally on the same basis provided to all of our employees:

•	health, dental, and vision insurance;

•	life insurance;

•	employee stock purchase plan;

•	employee assistance plan;

•	medical and dependent care flexible spending account;

•	short- and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan.

We believe that these benefits are consistent with those of companies with which we compete for employees.

Severance and Termination Benefits

Effective December 22, 2015, we entered into amended and restated change in control and severance agreements with our chief executive officer, chief financial officer, and other executive officers. These amended and restated agreements provide for certain termination benefits both in the context of a change in control (as defined in the agreements) and outside the context of a change in control. The agreements have an initial term of three (3) years, and at the end of the initial three (3) year term, the agreement will automatically renew for an additional three (3) year term, unless either party elects to terminate at least ninety (90) days prior to the automatic renewal. The agreements terminate on the earlier to occur of (i) the date the agreement expires, (ii) the date all obligations of the parties have been satisfied, or (iii) at any time prior to a change in control if the executive has ceased to be an “officer” for purposes of Section 16 under the Securities Exchange Act of 1934, as amended. Notwithstanding these termination provisions, if a change in control occurs and there are less than twenty-four (24) months remaining in the term of the agreement, the term of the agreement will extend automatically through the twenty-four (24) month anniversary of the change in control.

In connection with agreeing to provide these benefits, our compensation committee reviewed competitive data and consulted with Compensia. In setting the terms of and determining whether to approve these agreements, our compensation committee recognized that executives often face challenges securing new employment following termination, in particular following a change of control, and that distractions created by uncertain job security surrounding potentially beneficial transactions to us and our stockholders may have a detrimental impact on their performance. In contexts not involving a change of control, our compensation committee sought to establish a reasonable contractual benefit for precedential purposes and to fix executive expectations prior to an actual termination. In addition, the change in control severance benefits identified below are intended to provide these executive officers with post-change in control termination protection of salary and benefits while they seek new employment. We also have agreed to accelerate vesting of certain equity incentives in connection with certain terminations following a change of control, based on our view that these executive officers are not likely to be retained in comparable positions by a large acquirer, and the benefit of these equity incentives would otherwise be forfeited upon a termination of employment, including an involuntary termination by an acquiring company.

Chief Executive Officer and Chief Financial Officer

Under the terms of the amended change in control and severance agreement, if Dr. Seendripu, our chief executive officer, or Mr. Spice, our chief financial officer, terminates his employment with us for good reason (as defined in the agreement), or if we terminate him without cause (as defined in the agreement), and such termination occurs outside of the period beginning three (3) months prior to and ending twenty-four (24) months following a change in control, the executive will be entitled to a single lump sum severance payment equal to six (6) months of the executive’s then-current base salary. In addition, we agreed that any outstanding and vested stock options and/or stock appreciation rights as of the date of termination would remain exercisable until the six (6) month anniversary of the termination date, provided that in no event would the post-termination exercise period for any individual stock option extend beyond the original maximum term. In addition, we agreed to provide the executive reimbursement for continued health benefits under our health plans for up to twelve (12) months; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law.

In addition, if within the period beginning three (3) months prior to and ending twenty-four (24) months following a change in control, the executive is terminated by us or our successor without “cause” or he terminates for “good reason,” we have agreed that the executive will be entitled to receive the following benefits:

•	a lump sum cash payment equal to twenty-four (24) months of his base salary, determined at a rate equal to the greater of (A) his annual salary as in effect immediately prior to the change in control or (B) his then current base salary as of the date of such termination;

•	a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the year of the change in control;

•	reimbursement of premiums for continued health benefits under our health plans for up to eighteen (18) months following the executive’s termination; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law;

•	immediate vesting of one hundred percent (100%) of the then-unvested portion of any outstanding equity awards held by the executive; and

•	extended exercisability of outstanding and vested stock options or stock appreciation rights until the twelve (12) month anniversary of the termination date; provided that in no event will the post-termination exercise period for any individual stock option extend beyond the original maximum term.

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

Other Executive Officers

We have also entered into change in control agreements with Dr. Ling, Dr. Reddy and Mr. Torgerson. Under the terms of the amended change in control and severance agreement with our other executive officers, if the executive terminates his employment with us for “good reason” (as defined in the agreement), or if we terminate him without “cause” (as defined in the agreement), the executive will be entitled to a single lump sum severance payment equal to six (6) months of the executive’s then-current base salary. In addition, we agreed that any outstanding and vested stock options and/or stock appreciation rights as of the date of termination would remain exercisable until the three (3) month anniversary of the termination date, provided that in no event would the post-termination exercise period for any individual stock option extend beyond the original maximum term. We also agreed to provide the executive reimbursement for continued health benefits under our health plans for up to six (6) months; provided that the executive constitutes a qualified beneficiary under applicable law and timely elects to continue coverage under applicable law.

In addition, if within the period beginning three (3) months prior to and ending twenty-four (24) months following a change in control, the executive is terminated by us or our successor without “cause” or he terminates for “good reason,” we have agreed that the executive will be entitled to receive the following benefits:

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

Role of Stockholder Say-on-Pay Votes in Determining Compensation

We believe that it is appropriate to seek the views of our stockholders on the design and effectiveness of our executive compensation program. In 2015, the advisory vote on executive compensation received approximately 96% support of the votes cast by our stockholders. Our compensation committee, which is responsible for designing and administering our executive compensation programs, values the opinions expressed by stockholders in their vote and considered the outcome of this vote when it made compensation decisions for our named executive officers.

Accounting and Tax Considerations

Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our three (3) most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past, we have granted options that we believe met those requirements. While our compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, our compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. While our compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our chief executive officer and our three (3) most highly compensated officers, our compensation committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.

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

Report of the Compensation Committee

The compensation committee oversees our compensation policies, plans, and benefit programs. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10 K.

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

Summary Compensation Table

The following table provides information regarding the compensation of our principal executive officer, principal financial officer, and three (3) additional executive officers who were our most highly compensated executive officers during the fiscal year ended December 31, 2015, together referred to as our “named executive officers” for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(2)	Option Award ($)(3)	All Other Compensation ($)(4)	Total ($)
Kishore Seendripu, Ph.D.	2015	400,013	1,885,270	—	14,151	2,299,434
Chairman, President and Chief Executive Officer (Principal Executive Officer)	2014	393,278	1,113,072	424,806	14,371	1,945,527
	2013	366,923	1,010,258	603,898	17,323	1,998,402
Adam C. Spice	2015	304,614	927,188	—	13,973	1,245,775
Vice President and Chief Financial Officer (Principal Financial Officer)	2014	287,305	437,275	161,494	14,181	900,255
	2013	277,596	424,511	255,021	17,354	974,482
Curtis Ling, Ph.D.	2015	258,653	697,515	—	5,388	961,556
Chief Technical Officer and Director	2014	252,305	344,523	134,577	5,233	736,638
	2013	242,731	307,274	194,301	5,434	749,740
Madhukar Reddy, Ph.D.	2015	265,961	733,514	—	13,905	1,013,380
Vice President, Central Engineering	2014	252,305	345,658	134,577	14,117	746,657
	2013	242,731	313,221	194,301	17,175	767,428
William G. Torgerson (5)	2015	250,963	583,454	—	13,878	848,295
Vice President and General Manager, Broadband Group	2014	—	—	—	—	—
	2013	—	—	—	—	—

(1)	Includes for 2015 the issuance of shares of our Class A common stock for the 2015 corporate performance period under our executive incentive bonus plan. Individual awards for executive performance during the first half of the 2015 year were valued in accordance with Accounting Standards Codification Topic 718, or ASC 718, and were issued in August 2015 for the following amounts: Dr. Seendripu, $254,986; Mr. Spice, $104,908; Dr. Ling, $73,808; Dr. Reddy, $75,132; and Mr. Torgerson, $70,108. Individual awards for executive performance during the second half of the 2015 year will be made in May 2016 for the following amounts: Dr. Seendripu, $245,184; Mr. Spice, $104,080; Dr. Ling, $69,667; Dr. Reddy, $73,562; and Mr. Torgerson, $61,906. Includes for 2014 the issuance of shares of our Class A common stock for the 2014 corporate performance period under our executive incentive bonus plan. Individual awards, valued in accordance with ASC 718, which were made on May 14, 2015 in the following amounts: Dr. Seendripu, $288,076; Mr. Spice, $123,649; Dr. Ling, $83,166; and Dr. Reddy, $84,301. Includes for 2013 the issuance of shares of our Class A common stock for the 2013 corporate performance period under our executive incentive bonus plan. Individual awards, valued in accordance with ASC 718, were made on May 9, 2014 in the following amounts: Dr. Seendripu, $407,175; Mr. Spice, $169,833; Dr. Ling, $113,234; and Dr. Reddy, $119,181.
(2)	Includes for 2015 grants of restricted stock units (RSUs) in the following amounts: Dr. Seendripu, $1,385,100; Mr. Spice, $718,200; Dr. Ling, $554,040; Dr. Reddy, $584,820; and Mr. Torgerson, $451,440. Includes for 2014 grants of restricted stock units (RSUs) in the following amounts: Dr. Seendripu, $824,996; Mr. Spice, $313,626; Dr. Ling, $261,357; and Dr. Reddy, $261,357. Includes for 2013 grants of RSUs in the following amounts: Dr. Seendripu, $603,083; Mr. Spice, $254,678; Dr. Ling, $194,040; and Dr. Reddy, $194,040. The dollar value of the RSUs shown represents the aggregate grant date fair value computed pursuant to ASC 718 and attributable to RSU awards granted to these individuals during the periods indicated. These grant date fair values have been determined based on the assumptions described under Note 8, Stock-Based Compensation and Employee Benefit Plans, in the notes to our consolidated financial statements included in our Annual Report on Form 10-K. As these values reflect the aggregate grant date fair value in accordance with ASC 718, they do not necessarily correspond to the actual value, if any, that may be realized by the named executive officers. The actual value that may be realized is also subject to time-based vesting restrictions that require the named executive officer to continue to provide services to us.
(3)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts represent the aggregate grant date fair value related to stock option awards granted in the year indicated pursuant to ASC

718. For a discussion of the valuation assumptions, see Note 8, Stock-Based Compensation and Employee Benefit Plans, to our consolidated financial statements included in our Annual Report on Form 10-K. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting and the executive’s decisions with respect to the exercise of the option. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.
(4)	Represents employer funded amounts for group term life insurance and medical and dental insurance premiums.
(5)	Mr. Torgerson was not a named executive officer for the years ended December 31, 2014 and 2013.

Grants of Plan-Based Awards

The following table presents information concerning each grant of a plan-based award made to a named executive officer in fiscal 2015 under any plan.

		Estimated Future Payments Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of		Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)		Option Awards ($)(3)
Kishore Seendripu, Ph.D.	5/19/2015	—	400,000	600,000	N/A	(1)	500,170	(1)
	5/19/2015	—	—	—	135,000	(2)	1,385,100	(2)
Adam C. Spice	5/19/2015	—	170,500	255,750	N/A	(1)	208,988	(1)
	5/19/2015	—	—	—	70,000	(2)	718,200	(2)
Curtis Ling, Ph.D.	5/19/2015	—	117,000	175,500	N/A	(1)	143,475	(1)
	5/19/2015	—	—	—	54,000	(2)	554,040	(2)
Madhukar Reddy, Ph.D.	5/19/2015	—	121,500	182,250	N/A	(1)	148,694	(1)
	5/19/2015	—	—	—	57,000	(2)	584,820	(2)
William G. Torgerson	5/19/2015	—	140,250	210,375	N/A	(1)	132,014	(1)
	5/19/2015	—	—	—	44,000	(2)	451,440	(2)

(1)	Awards for the 2015 corporate performance period under our executive incentive bonus plan are to be settled in shares of our Class A common, with the first half performance period issuances settled in August 2015 and the second half performance period issuances to be settled in May 2016. A complete description of the terms of our executive incentive bonus plan is set forth above under the caption “Annual Incentive Program for 2015 Corporate Performance Period.” The grant date fair value calculated under ASC 718 for awards under our executive incentive bonus plan are included in the “Stock Awards Column” of the Summary Compensation Table and in the final column of this table. Because the number of shares subject to the awards is not calculable until the issuance date based on the closing sales price of our Class A common stock on that date, we have indicated “N/A” in the columns requiring us to specify the number of shares.
(2)	These stock awards represent RSUs issued under our 2010 Equity Incentive Plan, as amended . Each RSU entitles the executive to receive one (1) share of our common stock at the time of vesting without the payment of an exercise price or other consideration. Generally, the shares subject to an RSU vest quarterly over four (4) years, subject to acceleration of vesting in certain situations such as in connection with a change of control.
(3)	The shares of common stock underlying these stock option grants and RSU awards were valued as of their respective grant dates in accordance with ASC 718. Our assumptions with respect to the calculation of stock-based compensation expense are set forth in Note 8, Stock-Based Compensation and Employee Benefit Plans, to our consolidated financial statements included in our Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock units for each named executive officer outstanding as of the end of fiscal 2015.

Name	Option Awards					Number of Restricted Stock Units That Have Not Vested (#)		Market Value of Restricted Stock Units That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kishore Seendripu, Ph.D.	86,110	(1)		4.69	7/28/2019	—		—
	226,039	(2)	—	8.19	10/27/2019	—		—
	60,000	(9)	—	9.10	5/6/2018	—		—
	150,000	(3)	50,000	4.81	5/10/2019	—		—
	93,220	(3)	93,220	6.93	5/14/2020	—		—
	39,539	(10)	65,898	9.23	6/02/2021	—		—
	—		—	—	—	25,000	(7)	368,250	(8)
	—		—	—	—	43,512	(7)	640,932	(8)
	—		—	—	—	55,863	(11)	822,862	(8)
	—		—	—	—	118,125	(12)	1,739,981	(8)
Adam C. Spice	75,000	(3)	25,000	4.81	5/10/2019	—		—
	33,333	(4)	6,667	5.64	8/9/2019	—		—
	39,366	(3)	39,366	6.93	5/14/2020	—		—
	15,031	(10)	25,052	9.23	6/2/2021	—		—
	—		—	—	—	12,500	(7)	184,125	(8)
	—		—	—	—	18,374	(7)	270,649	(8)
	—		—	—	—	21,237	(11)	312,821	(8)
	—		—	—	—	61,250	(12)	902,213	(8)
Curtis Ling, Ph.D.	37,136	(5)	—	1.16	8/7/2017	—		—
	41,384	(2)	—	7.45	10/27/2019	—		—
	7,053	(2)	—	7.45	10/27/2019	—		—
	32,000	(9)	—	9.10	5/6/2018	—		—
	60,000	(3)	20,000	4.81	5/10/2019	—		—
	83,333	(4)	16,667	5.64	8/9/2019	—		—
	29,994	(3)	29,992	6.93	5/14/2020	—		—
	12,526	(10)	20,876	9.23	6/2/2021	—		—
	—		—	—	—	10,000	(7)	147,300	(8)
	—		—	—	—	14,000	(7)	206,220	(8)
	—		—	—	—	17,698	(11)	260,692	(8)
	—		—	—	—	47,250	(12)	695,993	(8)
Madhukar Reddy, Ph.D.	144,998	(6)	—	1.16	8/7/2017	—		—
	21,527	(1)	—	4.26	7/28/2019	—		—
	60,000	(3)	20,000	4.81	5/10/2019	—		—
	41,666	(4)	8,334	5.64	8/9/2019	—		—
	29,994	(3)	29,992	6.93	5/14/2020	—		—
	12,526	(10)	20,876	9.23	6/2/2021	—		—
	—		—	—	—	10,000	(7)	147,300	(8)
	—		—	—	—	14,000	(7)	206,220	(8)
	—		—	—	—	17,698	(11)	260,692	(8)
	—		—	—	—	49,875	(12)	734,659	(8)
William G. Torgerson	9,394	(10)	15,657	9.23	6/2/2021	—		—
	—		—	—	—	15,000	(13)	220,950	(8)
	—		—	—	—	13,273	(11)	195,511	(8)
	—		—	—	—	38,500	(12)	567,105	(8)

(1)	Subject to the optionee continuing to be a service provider (as defined in the 2004 Equity Incentive Plan) through each applicable vesting date, twenty five percent (25%) of the shares subject to the option shall vest and become exercisable on the first anniversary of the vesting commencement date, and the remaining seventy-five percent (75%) of the shares subject to the option shall vest and become exercisable in equal monthly installments over the thirty six (36) months following such first anniversary.

(2)	Subject to the optionee continuing to be a service provider (as defined in the 2004 Equity Incentive Plan) through each applicable vesting date, ten percent (10%) of the shares subject to the stock option vest one year after grant, twenty percent (20%) of the shares subject to the stock option vest on the second anniversary of grant date, thirty percent (30%) of the shares subject to the stock option vest on the third anniversary of grant date, and forty percent (40%) of the shares subject to the stock option vest on the fourth anniversary of grant date.
(3)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the shares subject to the option will vest and become exercisable on the first anniversary of the vesting commencement date, and an additional twenty-five percent (25%) of the shares subject to the option will vest and become exercisable on each successive anniversary thereafter, such that the option will be fully vested and exercisable on the fourth anniversary of the vesting commencement date.
(4)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one forty-eighth (1/48th) of the shares subject to the option will vest and become exercisable on each one (1) month anniversary of the vesting commencement date, such that the option will be fully vested and exercisable on the fourth anniversary of the vesting commencement date.
(5)	This stock option was granted on August 7, 2007 and fully vested over four (4) years. Dr. Ling previously exercised 40,363 shares subject to the stock options.
(6)	This stock option has fully vested.
(7)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the RSUs subject to the award will vest on the first anniversary of the vesting commencement date and on each successive anniversary thereafter, such that the award will be fully vested on the fourth anniversary of the vesting commencement date.
(8)	Based on the closing price of $14.73 of the Company’s Class A common stock on December 31, 2015.
(9)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, ten percent (10%) of the shares subject to the stock option vest one (1) year after grant, twenty percent (20%) of the shares subject to the stock option vest on the second anniversary of grant date, thirty percent (30%) of the shares subject to the stock option vest on the third anniversary of grant date, and forty percent (40%) of the shares subject to the stock option vest on the fourth anniversary of the grant date.
(10)	Subject to the optionee continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one-sixteenth (1/16th) of the shares subject to the option will vest and become exercisable on August 20, 2014, and an additional one-sixteenth (1/16th) of the shares subject to the option will vest and become exercisable on each successive November 20, February 20, May 20, and August 20 thereafter, such that the option will be fully vested and exercisable May 20, 2018.
(11)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one-sixteenth (1/16th) of the RSUs subject to the award will vest on August 20, 2014, and one-sixteenth (1/16th) of the RSUs will vest on each successive November 20, February 20, May 20, and August 20 thereafter, such that the award will be fully vested on May 20, 2018.
(12)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, one sixteenth (1/16th) of the RSUs will vest on August 20, 2015, and one sixteenth (1/16th) of the RSUS will vest on each successive November 20, February 20, May 20, and August 20 thereafter, such that the award will be fully vested on May 20, 2019.
(13)	Subject to the award recipient continuing to be a service provider (as defined in the 2010 Equity Incentive Plan) through each applicable vesting date, twenty-five percent (25%) of the RSUs will vest on November 20, 2013, and one-sixteenth (1/16th) of the RSUS will vest on each successive February 20, May 20, August 20, and November 20 thereafter, such that the award will be fully vested on November 20, 2016.

Option Exercises and Stock Vested at Fiscal Year-End 2015

The following table summarizes the exercise of stock options for each named executive officer in fiscal 2015.

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Kishore Seendripu, Ph.D.	—	—
Adam C. Spice	—	—
Curtis Ling, Ph. D.	897	11,112
Madhukar Reddy, Ph.D.	72,480	1,006,956
William G. Torgerson	—	—

The following table summarizes the vesting of stock awards for each named executive officer in fiscal 2015.

	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kishore Seendripu, Ph.D.	150,313	1,564,026
Adam C. Spice	122,455	1,254,752
Curtis Ling, Ph.D.	63,756	655,630
Madhukar Reddy, Ph.D.	78,091	804,682
William G. Torgerson	41,166	448,126

(1)	Represents the closing price of a share of our Class A common stock on the date of vesting multiplied by the number of shares that have vested.

Pension Benefits & Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and no named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2015.

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

Potential Payments Upon Termination or Change of Control

Change in Control and Severance Agreements

For a description of the change-in-control and severance agreements that we have entered with our executive officers, please refer to the caption “Severance and Termination Benefits” on page 16.

Estimated Termination Payments

The following tables provide information concerning the estimated payments and benefits that would have been provided under change-in-control agreements that were in effect with our named executive officers on December 31, 2015.

Except where otherwise noted, payments and benefits are estimated in the table assuming that the triggering event took place on the last business day of fiscal 2015 (December 31, 2015), and based on the closing price per share of our Class A common stock on December 31, 2015. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Terminated Without Cause or Terminated for Good Reason in Connection with a Change of Control(1)
Name	Severance Payments Attributable to Salary ($)(2)	Severance Payments Attributable to Bonus ($)(3)	Acceleration of Equity Vesting ($)(4)	Health Care Benefits ($)(5)
Kishore Seendripu, Ph.D.	800,000	400,000	5,157,580	29,261
Adam C. Spice	620,000	170,500	2,423,251	29,247
Curtis Ling, Ph.D.	260,000	117,000	2,008,863	6,515
Madhukar Reddy, Ph.D.	270,000	121,500	1,971,782	19,173
William G. Torgerson	255,000	140,250	1,069,680	19,451

	Terminated Without Cause or Terminated for Good Reason NOT in Connection with a Change of Control(1)
Name	Severance Payments Attributable to Salary ($)(2)	Severance Payments Attributable to Bonus ($)(3)	Acceleration of Equity Vesting ($)(4)	Health Care Benefits ($)(5)
Kishore Seendripu, Ph.D.	200,000	—	—	19,507
Adam C. Spice	155,000	—	—	19,498
Curtis Ling, Ph.D.	130,000	—	—	3,257
Madhukar Reddy, Ph.D.	135,000	—	—	9,587
William G. Torgerson	127,500	—	—	9,725

(1)	A termination is considered to be “in connection with a change of control” if employment with us is either (i) terminated by us or our successor without cause or (ii) terminated by the executive for good reason, and in either event, during the period beginning three (3) months prior to and twenty-four (24) months following a change of control.
(2)	The amounts shown in this column are based on such named executive officer’s base salary as of December 31, 2015.
(3)	The amounts shown in this column for the named executive officers represent a prorated amount of the executive’s target annual bonus for 2015.
(4)	The amounts shown in this column are equal to the spread value between (i) 100% of the unvested portion of all outstanding equity awards held by the named executive officer on December 31, 2015 and (ii) the difference between the closing market price on December 31, 2015 of $14.73 per share and the exercise price.
(5)	The amounts shown in this column are equal to the cost of covering the named executive officer and his or her eligible dependents coverage under our benefit plans for the applicable time periods discussed in “Severance and Termination Benefits” on page 16, assuming that such coverage is timely elected under COBRA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants, and rights granted to our employees, consultants, and directors, as well as the number of shares of Class A common stock and Class B common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2015:

Plan category	Class of Common Stock	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants, and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)(3)	Class A	5,718,880	(4)	$6.77	(5)	5,941,468
	Class B	1,140,487		4.31		—
Equity compensation plans not approved by security holders	Class A	—		—		—
	Class B	—		—		—

Total		6,859,367		$5.90	(5)	5,941,468

(1)	Consists of 2004 Stock Plan, 2010 Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan.
(2)	Our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, equal to the least of (A) 2,583,311 shares of our Class A common stock, (B) four percent (4%) of the outstanding shares of our Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year, or (C) such lesser amount as our board of directors or a designated committee acting as plan administrator may determine. Our 2010 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, equal to the least of (A) 968,741 shares of our Class A common stock, (B) one and a quarter percent (1.25%) of the outstanding shares of our Class A common stock and Class B common stock on the first day of the fiscal year, or (C) such lesser amount as our board of directors or a designated committee acting as administrator of the plan may determine.
(3)	This table does not include securities to be issued under outstanding options, warrants or rights assumed by us in connection with our acquisition of Entropic, which consists of options, warrants or rights to acquire 353,777 shares of our Class A Common with a per share weighted-average exercise price of $15.27 under the terms of the RF Magic, Inc. 2000 Incentive Stock Plan, Entropic Communications, Inc. 2001 Stock Option Plan, Entropic Communications, Inc. 2007 Equity Incentive Plan, and Entropic Communications, Inc. 2007 Non-Employee Directors’ Stock Option Plan.
(4)	Includes 3,641,351 shares of our Class A common stock subject to RSUs that entitle each holder to one (1) share of Class A common stock for each such unit that vests over the holder’s period of continued service.
(5)	Calculated without taking into account the 3,641,351 shares of Class A common stock subject to outstanding RSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

Certain Beneficial Owners of MaxLinear Common Stock

The following table sets forth information, as of April 13, 2016, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than five percent of our Class A common stock or Class B common stock;

•	Each of our directors and named executive officers; and

•	All of our directors and current executive officers as a group.

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

Applicable percentage ownership is based on 56,365,314 shares of Class A common stock and 6,666,777 shares of Class B common stock outstanding at April 13, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and restricted stock units held by that person that are currently exercisable or will become exercisable or vested, as applicable, within 60 days of April 13, 2016, or June 12, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (“*”).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned				% Total Voting Power M&A	% Total Voting Power
	Class A Common Stock		Class B Common Stock		and	All Other
Name and Address of Beneficial Owner	Shares	Percentage (%)	Shares	Percentage (%)	Incentive Plans (1)	Matters (2)
Executive Officers and Directors:

Kishore Seendripu, Ph.D. (3)	660,654	1.16	4,233,728	60.66	33.94	7.66
Adam C. Spice (4)	550,175	*	—	—	**	**
Curtis Ling, Ph.D.(5)	366,470	*	744,206	11.05	6.30	1.75
Madhukar Reddy, Ph.D. (6)	323,128	*	251,893	3.69	2.28	**
William G. Torgerson (7)	81,629	*	—	—	**	**
Steven C. Craddock (8)	105,022	*	—	—	**	**
Albert J. Moyer (9)	86,714	*	34,575	*	**	**
Thomas E. Pardun (10)	98,258	*	34,575	*	**	**
Donald E. Schrock (11)	98,258	*	34,575	*	**	**

Theodore Tewksbury, Ph.D. (12)	92,097	*	—	*	**	**
All directors and executive officers as a group (14 people) (13)	2,796,087	4.82	5,333,552	72.91	42.81	12.45
5% Stockholders:
Elk Creek Partners, LLC (14)	2,984,745	5.30	—	—	2.43%	4.74%
BlackRock, Inc. (15)	3,321,260	5.89	—	—	2.70%	5.27%

(*)	Represents beneficial ownership of less than 1%.
(**)	Represents voting power of less than 1%.
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
(2)	Represents the voting power percentage of each such stockholder with respect to all other matters that are submitted to the stockholders for a vote other than in connection with approving transactions that result in a change of control of us or that relate to our equity incentive plans.
(3)	Class A common stock includes: (a) 452,548 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 71,220 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 136,886 shares of Class A common stock held by Dr. Seendripu. Class B common stock includes: (a) 312,149 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 3,921,579 shares of Class B common stock held by Dr. Seendripu.
(4)	Class A common stock includes: (a) 217,423 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 32,157 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 250,595 shares of Class A common stock held by Mr. Spice.
(5)	Class A common stock includes: (a) 219,524 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 24,982 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 121,964 shares of Class A common stock held by Dr. Ling. Class B common stock includes: (a) 66,470 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 677,736 shares of Class B common stock held by Dr. Ling.
(6)	Class A common stock includes: (a) 189,607 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 25,510 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 108,011 shares of Class A common stock held by Dr. Reddy. Class B common stock includes: (a) 166,525 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 85,368 shares of Class B common stock held by Dr. Reddy.
(7)	Class A common stock includes: (a) 12,525 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 10,778 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 58,326 shares of Class A common stock held by Mr. Torgerson.
(8)	Class A common stock includes: (a) 38,770 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 66,252 shares of Class A common stock held by Mr. Craddock.
(9)	Class A common stock includes: (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 54,708 shares of Class A common stock held by Mr. Moyer. Class B common stock includes: 34,575 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016.
(10)	Class A common stock includes: (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 66,252 shares of Class A common stock held by Mr. Pardun. Class B common stock includes: 34,575 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016.
(11)	Class A common stock includes: (a) 32,006 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 66,252 shares of Class A common stock held by Mr. Schrock. Class B common stock includes: 34,575 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016.
(12)	Class A common stock includes: (a) 68,446 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 23,651 shares of Class A common stock held by Dr. Tewksbury.
(13)	Class A common stock includes: (a) 1,419,723 shares of Class A common stock subject to options exercisable within 60 days of April 13, 2016; (b) 189,521 restricted stock units that will be vested within 60 days of April 13, 2016; and (c) 1,186,843 shares of Class A common stock held of record by the current directors and executive officers. Class B common stock includes: (a) 648,869 shares of Class B common stock subject to options exercisable within 60 days of April 13, 2016; and (b) 4,684,683 shares of Class B common stock held of record by the current directors and executive officers.
(14)	Based solely on the most recently available Schedule 13G/A filed by Elk Creek Partners, LLC with the SEC on February 12, 2016. Elk Creek Partners, LLC reported sole voting power over 1,879,933 shares and sole dispositive power over 2,984,745 shares. Elk Creek Partners, LLC is an investment adviser in accordance with 240.13d-1(b)(1)(ii)(E). The address of Elk Creek Partners, LLC is 44 Cook St., Suite 705, Denver, Colorado 80207.
(15)	Based solely on the most recently available Schedule 13G filed by BlackRock, Inc. with the SEC on January 28, 2016. Blackrock, Inc. reported that it has sole voting and dispositive powers over the shares. Blackrock, Inc. is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). The address of Blackrock, Inc. is 55 East 52nd Street, New York, New York 10055.

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

Director Independence

As a company listed on the New York Stock Exchange, or NYSE, we are required under NYSE listing requirements to maintain a board comprised of a majority of “independent” directors, as determined affirmatively by our board. Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities.

In connection with its review of Dr. Theodore Tewksbury’s independence, our board of directors considered his prior status as the interim chief executive officer of Entropic Communications, Inc., or Entropic, which was acquired during the second quarter of fiscal 2015. In particular, the board noted that Dr. Tewksbury was appointed to serve as Entropic’s interim chief executive officer following the announcement of the resignation of its prior chief executive officer and contemporaneously with Entropic’s announcement that it had engaged an outside financial advisor and was conducting a strategic review process, which culminated in Entropic’s sale to MaxLinear. Dr. Tewksbury served as Entropic’s interim chief executive officer from November 2014 through April 2015. Given the circumstances of Dr. Tewksbury’s appointment and his short tenure as Entropic’s interim chief executive officer, our board determined that his prior service should not impair his ability to exercise independent judgment in carrying out his responsibilities as a member of our board of directors.

As a result of its review, our board of directors determined that directors Steven C. Craddock, Albert J. Moyer, Thomas E. Pardun, Donald E. Schrock, and Theodore Tewksbury, Ph.D., representing a majority of our directors, are “independent directors” as defined under the rules of the NYSE. Kishore Seendripu, Ph.D. and Curtis Ling, Ph.D. are not considered independent directors because of their employment as our chief executive officer and chief technical officer, respectively.

Audit Committee. Our audit committee currently consists of directors Albert J. Moyer, Thomas E. Pardun, Steven C. Craddock, and Theodore Tewksbury, Ph.D. Mr. Moyer is the chairman of the audit committee. Our board of directors has determined that each of the members of our audit committee is independent and financially literate under the current rules and regulations of the SEC and the NYSE and that Mr. Moyer qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Compensation Committee. Our compensation committee is currently comprised of Thomas E. Pardun, Steven C. Craddock, and Donald E. Schrock, each of whom qualifies as an independent director under the applicable rules and regulations of the SEC and the NYSE. Mr. Pardun is the chairman of our compensation committee. Our compensation committee oversees our corporate compensation programs.

Nominating and Governance Committee. Our nominating and governance committee is comprised of Donald E. Schrock, Albert J. Moyer, and Theodore Tewksbury, Ph.D., each of whom qualifies as an independent director under the applicable rules and regulations of the SEC and the NYSE. Mr. Schrock is the chairman of the nominating and governance committee. Our nominating and governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees billed for professional audit and other services rendered to us by Ernst & Young LLP for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees(1)	$1,540,543	$708,030
Audit-Related Fees(2)	1,995	1,995
Tax Fees(3)	389,070	40,558
All Other Fees	—	—

Total	$1,931,608	$750,583

(1)	Audit fees include services rendered for quarterly, annual and other SEC filing activities, along with those audit services related to the Entropic acquisition.
(2)	Audit-related fees relate to online subscription for accounting information.
(3)	Tax fees include analysis of research and development tax credits and net operating loss carryforwards, general tax consulting, and Entropic acquisition related tax services.

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

(a) Documents filed as part of the report

1. Financial Statements

The consolidated financial statements of MaxLinear, Inc. were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2015.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2015, 2014 and 2013 was previously filed with MaxLinear’s Annual Report on Form 10-K for the year ended December 31, 2015. All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes, which were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2015.

3. Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Amendment No. 1 for the fiscal year ended December 31, 2015.

Exhibit No.	Exhibit Title

*31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Exhibits

See Item 15(a)(3) above.

(c) Schedules

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

	By:	/s/ Kishore Seendripu, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date: April 28, 2016		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kishore Seendripu, Ph.D.	President and Chief Executive Officer	April 28, 2016
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ Adam C. Spice	Vice President and Chief Financial	April 28, 2016
Adam C. Spice	Officer (Principal Financial and Accounting Officer)

*	Lead Director	April 28, 2016
Thomas E. Pardun

*	Director	April 28, 2016
Steven C. Craddock

*	Director	April 28, 2016
Curtis Ling, Ph.D.

*	Director	April 28, 2016
Albert J. Moyer

*	Director	April 28, 2016
Donald E. Schrock

*	Director	April 28, 2016
Theodore Tewksbury, Ph.D.

* By:	/s/ Kishore Seendripu, Ph.D.
Kishore Seendripu, Ph.D.
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Exhibit Title

*31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.