Form 10-Q
period 2016-03-31
MAXLINEAR INC
filed 2016-05-09
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 4, 2016, the registrant has 56,378,170 shares of Class A common stock, par value $0.0001, and 6,666,777 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,840	$67,956
Short-term investments, available-for-sale	73,210	43,300
Accounts receivable, net	41,040	42,399
Inventory	29,421	32,443
Prepaid expenses and other current assets	6,185	3,904
Total current assets	226,696	190,002
Property and equipment, net	21,538	21,858
Long-term investments, available-for-sale	16,782	19,242
Intangible assets, net	49,293	51,355
Goodwill	49,779	49,779
Other long-term assets	2,169	2,269
Total assets	$366,257	$334,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,818	$6,389
Deferred revenue and deferred profit	6,523	4,066
Accrued price protection liability	18,443	20,026
Accrued expenses and other current liabilities	17,269	15,368
Accrued compensation	13,221	9,983
Total current liabilities	63,274	55,832
Deferred rent	10,195	11,427
Other long-term liabilities	4,773	4,322

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 56,322 and 55,737 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6	5
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,665 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	390,704	384,961
Accumulated other comprehensive loss	(588)	(822)
Accumulated deficit	(102,108)	(121,221)
Total stockholders’ equity	288,015	262,924
Total liabilities and stockholders’ equity	$366,257	$334,505
See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenue	$102,685	$35,396
Cost of net revenue	41,515	13,725
Gross profit	61,170	21,671
Operating expenses:
Research and development	23,752	15,281
Selling, general and administrative	13,610	10,944
Restructuring charges	2,106	—
Total operating expenses	39,468	26,225
Income (loss) from operations	21,702	(4,554)
Interest income	170	70
Other expense, net	(198)	(34)
Income (loss) before income taxes	21,674	(4,518)
Provision for income taxes	2,558	204
Net income (loss)	$19,116	$(4,722)
Net income (loss) per share:
Basic	$0.31	$(0.12)
Diluted	$0.29	$(0.12)
Shares used to compute net income (loss) per share:
Basic	62,585	38,015
Diluted	65,818	38,015

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$19,116	$(4,722)
Other comprehensive income, net of tax:
Unrealized gain on investments, net of tax of $0 for the three months ended March 31, 2016 and 2015, respectively	126	35
Unrealized gain on investments, net of tax	126	35
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2016 and 2015	108	12
Foreign currency translation adjustments, net of tax	108	12
Other comprehensive income	234	47
Total comprehensive income (loss)	$19,350	$(4,675)

See accompanying notes.

MAXLINEAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$19,116	$(4,722)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	5,772	1,639
Provision for inventory reserves	38	—
Amortization of investment premiums, net	149	149
Stock-based compensation	5,109	3,719
Deferred income taxes	233	—
Change in fair value of contingent consideration	86	(183)
Loss on foreign currency	124	—
Changes in operating assets and liabilities:
Accounts receivable	1,359	(2,143)
Inventory	2,984	(1,991)
Prepaid and other assets	(2,416)	(416)
Accounts payable, accrued expenses and other current liabilities	3,080	3,015
Accrued compensation	3,231	1,874
Deferred revenue and deferred profit	2,457	21
Accrued price protection liability	(1,583)	2,647
Other long-term liabilities	(785)	159
Net cash provided by operating activities	38,954	3,768
Investing Activities
Purchases of property and equipment	(3,222)	(1,024)
Purchases of available-for-sale securities	(37,773)	(16,153)
Maturities of available-for-sale securities	10,300	16,190
Net cash used in investing activities	(30,695)	(987)
Financing Activities
Repurchases of common stock	(3)	—
Net proceeds from issuance of common stock	1,727	248
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,092)	(265)
Equity issuance costs	—	(697)
Net cash provided by (used in) financing activities	632	(714)
Effect of exchange rate changes on cash and cash equivalents	(7)	6
Increase in cash and cash equivalents	8,884	2,073
Cash and cash equivalents at beginning of period	67,956	20,696
Cash and cash equivalents at end of period	$76,840	$22,769
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$30	$55
Supplemental disclosures of non-cash activities:
Accrued purchases of property and equipment	$165	$87
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and for data center, metro, and long-haul transport network applications. MaxLinear's customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including Pay-TV operator set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions and consumer terrestrial set-top boxes, Direct Broadcast Satellite outdoor units, and optical modules for data center, metro, and long-haul transport network applications. The Company is a fabless semiconductor company focusing its resources on the design, sale and marketing of its products.
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Broadband Wireless Division of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
On April 28, 2016, the Company entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. The Company paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's Broadband Wireless Division, and assumed certain liabilities. The assets acquired include, among other things, radio frequency and analog/mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of the Broadband Wireless Division that were rehired by the Company. The acquired assets and liabilities, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations. The Company intends to integrate the acquired assets and rehired employees into the Company's existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition, non-solicitation, and indemnification provisions set forth therein. In connection with the acquisition, the Company entered into a transition services agreement with Microsemi for the purpose of Microsemi providing interim operations, engineering and general and administrative support to the Company.
The Company has not made all of the remaining disclosures required by ASC 805-10-50-2, Business Combinations, as it is currently in the process of completing the purchase accounting for the acquisition. The Company used cash and cash equivalents on hand of $21.0 million to fund the acquisition.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. All intercompany transactions and investments have been eliminated in consolidation. In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss) and cash flows.
The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 17, 2016, as amended by Amendment No. 1 filed with the SEC on April 28, 2016, or the Annual Report. Certain prior period amounts have been reclassified to conform with current period presentation. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this Update are effective for the Company beginning in the first quarter of fiscal 2017 and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have a material lease greater than twelve months.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this Update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this Update are effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with the new revenue recognition standard. The Company is currently evaluating the impact of adopting the new revenue recognition accounting standard, including this Update, on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. Amendments related to the timing of when excess tax

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently in the process of evaluating the full impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations, but believes that the amendments that require that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement will reduce income tax expense on the consolidated financial statements.
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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$19,116	$(4,722)
Denominator:
Weighted average common shares outstanding—basic	62,585	38,015
Dilutive common stock equivalents	3,233	—
Weighted average common shares outstanding—diluted	65,818	38,015
Net income (loss) per share:
Basic	$0.31	$(0.12)
Diluted	$0.29	$(0.12)
The Company excluded 0.2 million and 3.3 million common stock equivalents for the three months ended March 31, 2016 and 2015, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

3. Business Combination
Acquisition of Entropic Communications, Inc.
On April 30, 2015, the Company completed its acquisition of Entropic Communications, Inc., or Entropic, for aggregate consideration of $289.4 million, which was comprised of the equity value of shares of the Company's common stock that were issued in the transaction of $173.8 million, the portion of outstanding equity awards deemed to have been earned as of April 30, 2015 of $4.5 million and cash of $111.1 million.
Refer to Note 4 for disclosures following this acquisition for the three months ended March 31, 2016 and 2015.
Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd., or Physpeed, a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. Consideration payable of $1.1 million to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement.
The following disclosures regarding this acquisition are for the three months ended March 31, 2016.
Compensation Arrangements
In connection with the acquisition of Physpeed, the Company agreed to pay additional consideration in future periods. The definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed which will be paid over a two year period contingent upon continued employment. Quarterly payments of $0.2 million began on January 31, 2015 and will end on October 31, 2016. Certain employees of Physpeed will be paid a total of $0.1 million of which $0.07 million was paid in 2015 and $0.05 million will be paid in 2016. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period.
Earn-Out
The definitive merger agreement also provides for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount is determined by multiplying the based amount of $0.375 million by a 2015 revenue percentage that is defined in the definitive merger agreement. The 2016 earn-out amount is determined by multiplying $0.375 million by a 2016 revenue percentage that is defined in the definitive merger agreement. Subsequent changes to the fair value are recorded through earnings. The fair value of the earn-out was $0.2 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, the Company paid $0.2 million related to this earn-out (Note 6).
Restricted Stock Units
The Company agreed to grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2015 and 2016 revenue targets are met contingent upon continued employment. Qualifying revenues are the net revenues recognized directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products.
The Company recorded compensation expense for the 2015 RSUs, over a 14 month service period from October 31, 2014 through December 31, 2015. The Company records compensation expense for the 2016 RSUs over a 26 month service period, which had started from October 31, 2014 and running through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $1.0 million and $1.9 million at March 31, 2016 and December 31, 2015, respectively. The Company had issued the 2015 RSUs at February 2016 and no related accrual for the 2015 revenue period was outstanding at March 31, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company has terminated the employment of 87 Entropic employees since the acquisition closing date. The Company did not incur any associated employee separation charges for the three months ended March 31, 2016, as the Company did not have such terminations during the quarter.
Additionally, in connection with the restructuring plan, the Company ceased use of the former Entropic headquarters in 2015. During the three months ended March 31, 2016, the Company recognized lease charges of $2.0 million based on the adjustment to the net present value of the remaining lease obligation on the cease of use date as well as the execution of the final sublease. The Company believes all charges have been incurred related to restructuring as of March 31, 2016.
The following table presents the activity related to the plan, which is included in restructuring charges in the Consolidated Statements of Operations:

Three Months Ended March 31, 2016
(in thousands)
Lease related charges (1)	$1,976
Other	130
$2,106
____________________________

(1)
Includes $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured prior to the completion of the acquisition by MaxLinear. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

The following table presents a roll-forward of the Company's restructuring liability as of March 31, 2016, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2015	$75	$1,557	$1	$1,633
Restructuring charges (1)	—	1,976	130	2,106
Cash payments	(8)	(1,323)	(20)	(1,351)
Liability as of March 31, 2016	$67	$2,210	$111	$2,388
____________________________

(1)
Includes $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured during to the completion of the acquisition by MaxLinear. The Company recorded an adjustment to the lease restructuring due to changes in market conditions.

5. Goodwill and Intangible Assets

Goodwill

We had no changes in the carrying amount of goodwill in the three months ended March 31, 2016. The carrying value of goodwill was $49.8 million as of March 31, 2016.

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized as of March 31, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		March 31, 2016			December 31, 2015
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$2,921	$(2,813)	$108	$2,921	$(2,725)	$196
Developed technology	7	47,000	(6,331)	40,669	47,000	(4,652)	42,348
Trademarks and trade names	7	1,700	(222)	1,478	1,700	(162)	1,538
Customer relationships	5	4,700	(862)	3,838	4,700	(627)	4,073
Backlog	1	24,200	(24,200)	—	24,200	(24,200)	—
		$80,521	$(34,428)	$46,093	$80,521	$(32,366)	$48,155

The amortization expense related to intangible assets in the three months ended March 31, 2016 and 2015 was $2.1 million and $0.2 million, respectively. There were no additions to intangible assets or impairments of intangible assets in the three months ended March 31, 2016.

The following table presents future amortization of the Company’s intangible assets at March 31, 2016:

Amortization (in thousands)
2016 (nine months)	$5,981
2017	7,931
2018	7,914
2019	7,897
2020	7,270
Thereafter	9,100
Total	$46,093

Indefinite-lived Intangible Assets
In the three months ended March 31, 2016, there were no additions to, impairments of, or transfers of acquired indefinite-lived intangible assets, or IPR&D. The carrying value of IPR&D was $3.2 million at March 31, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

6. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$29,828	$—	$—	$29,828
Government debt securities	35,332	9	(3)	35,338
Corporate debt securities	54,649	18	(13)	54,654
	119,809	27	(16)	119,820
Less amounts included in cash and cash equivalents	(29,828)	—	—	(29,828)
	$89,981	$27	$(16)	$89,992

Fair Value at March 31, 2016
(in thousands)
Liabilities
Contingent Consideration	$241
Total	$241

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$17,144	$—	$—	$17,144
Government debt securities	17,303	—	(30)	17,273
Corporate debt securities	45,353	—	(84)	45,269
	79,800	—	(114)	79,686
Less amounts included in cash and cash equivalents	(17,144)	—	—	(17,144)
	$62,656	$—	$(114)	$62,542

Fair Value at December 31, 2015
(in thousands)
Liabilities
Contingent Consideration	$395
Total	$395

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

At March 31, 2016, the Company held 24 government and corporate debt securities with an aggregate fair value of $38.0 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.02 million at March 31, 2016 represent temporary impairments on government and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of March 31, 2016.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of March 31, 2016, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of March 31, 2016 and December 31, 2015 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.64 at March 31, 2016 and 0.41 at December 31, 2015. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2016
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$29,828	$29,828	$—	$—
Government debt securities	35,338	—	35,338	—
Corporate debt securities	54,654	—	54,654	—
	$119,820	$29,828	$89,992	$—
Liabilities
Contingent consideration	$241	$—	$—	$241
	$241	$—	$—	$241

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$17,144	$17,144	$—	$—
Government debt securities	17,273	—	17,273	—
Corporate debt securities	45,269	—	45,269	—
	$79,686	$17,144	$62,542	$—
Liabilities
Contingent consideration	$395	$—	$—	$395
	$395	$—	$—	$395

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Contingent Consideration (1)
Beginning balance	$395	$265
Physpeed earn-out payment	(240)	—
(Gain) loss recognized in earnings (2)	86	(183)
Ending balance	$241	$82
Net gain (loss) for the period included in earnings attributable to contingent consideration held at the end of the period:	$(86)	$183

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the statement of operations.

(2)
Changes to the estimated fair value of contingent consideration for the three months ended March 31, 2016 were primarily due to updates to present value discount factors. Changes to the estimated fair value of contingent consideration for the three months ended March 31, 2015 were primarily due to revisions to the Company's expectations of earn-out achievement.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in three months ended March 31, 2016.
7. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$76,840	$67,956
Short-term investments	73,210	43,300
Long-term investments	16,782	19,242
	$166,832	$130,498
Inventory consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Work-in-process	$14,866	$15,713
Finished goods	14,555	16,730
	$29,421	$32,443

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2016	December 31, 2015
		(in thousands)
Furniture and fixtures	5	$2,494	$2,458
Machinery and equipment	3 -5	23,914	23,679
Masks and production equipment	2	8,084	8,062
Software	3	3,022	3,017
Leasehold improvements	4 -5	11,363	9,573
Construction in progress	N/A	377	62
		49,254	46,851
Less accumulated depreciation and amortization		(27,716)	(24,993)
		$21,538	$21,858
Deferred revenue and deferred profit consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Deferred revenue—rebates	$122	$118
Deferred revenue—distributor transactions	9,162	5,695
Deferred cost of net revenue—distributor transactions	(2,761)	(1,747)
	$6,523	$4,066
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$20,026	$10,018
Charged as a reduction of revenue	10,243	6,009
Reversal of unclaimed rebates	(1,302)	(12)
Payments	(10,524)	(3,350)
Ending balance	$18,443	$12,665
Accrued expenses and other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	786	1,196
Accrued restructuring	2,388	1,633
Accrued litigation costs	85	534
Accrued royalty	2,453	2,042
Accrued leases - other	1,306	—
Other	7,251	6,963
	$17,269	$15,368

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

8. Stock-Based Compensation and Employee Benefit Plans
Refer to the Company’s Annual Report for a summary of the stock-based compensation and equity plans. There have been no material changes to such plans during the three months ended March 31, 2016.
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2016 was $14.04. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the three months ended March 31, 2015 was $8.22. No stock options were granted during the three months ended March 31, 2016 and 2015.
The Company recognized stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of net revenue	$43	$35
Research and development	3,279	2,340
Selling, general and administrative	1,787	1,344
	$5,109	$3,719
The total unrecognized compensation cost related to unvested stock options as of March 31, 2016 was $1.3 million, and the weighted average period over which these equity awards are expected to vest is 1.18 years. The total unrecognized compensation cost related to unvested RSUs and RSAs as of March 31, 2016 was $30.7 million, and the weighted average period over which these equity awards are expected to vest is 2.63 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants totaled $0.1 million in the three months ended March 31, 2016 and 2015.
In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense in the three months ended March 31, 2016 included $0.3 million in assumed Entropic stock options and RSUs.
Employee Incentive Bonus
At March 31, 2016, an accrual of $3.5 million was recorded for bonus awards for employees for the July 1, 2015 - December 31, 2015 performance period, which the Company intends to settle in shares of its Class A common stock issued in May 2016 under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	3,642	$9.19
Granted	751	14.04
Vested	(471)	9.70
Canceled	(58)	10.56
Outstanding at March 31, 2016	3,864	10.06
The intrinsic value of restricted stock units and restricted stock awards vested during the three months ended March 31, 2016 was $71.4 million. The intrinsic value of restricted stock units and restricted stock awards outstanding at March 31, 2016 was $7.4 million.
Shares Reserved for Future Issuance
As of March 31, 2016, common stock reserved for future issuance is as follows:

Number of Shares (in thousands)
Stock options outstanding	3,359
Restricted stock units and restricted stock awards outstanding	3,864
Authorized for future grants under 2010 Equity Incentive Plan	6,556
Authorized for future issuance under 2010 Employee Stock Purchase Plan	1,247
Total	15,026
On January 1, 2016, 2.5 million shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Equity Incentive Plan pursuant to an “evergreen” provision contained in the 2010 Equity Incentive Plan. In addition, 0.8 million shares of Class A common stock were automatically added to the shares authorized for issuance under the 2010 Employee Stock Purchase Plan pursuant to an “evergreen” provision contained in the 2010 Employee Stock Purchase Plan.

9. Income Taxes
In order to determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. The provision for income taxes primarily relates to projected current federal and state income taxes and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, the Company concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at March 31, 2016. Additionally, the Company completed the acquisition of Entropic in the second quarter 2015. As a result of the acquisition, there was a valuation allowance release that resulted in a tax benefit of $1.8 million due to the purchase accounting adjustment for the net deferred tax liability. Furthermore, the Company does not incur expense or benefit in the certain tax free jurisdictions in which it operates.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The Company recorded a provision for income taxes of $2.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The provision for income taxes for the three months ended March 31, 2016 primarily relates to federal alternative minimum tax due to the Company’s limitation on use of net operating losses, state income taxes, and income taxes in certain foreign jurisdictions. The impact of the federal alternative minimum tax will be reduced when the Company adopts ASU No. 2016-09, Improvements to Share-Based Compensation, since net excess tax benefits will then be recognized in income tax expense or benefit in the statement of operations (Note 1). The provision for income taxes for the three months ended March 31, 2015 primarily relates to income taxes in certain foreign jurisdictions.
During the three months ended March 31, 2016, the Company’s unrecognized tax benefits increased by $0.3 million. The Company expects decreases to its unrecognized tax benefits of $0.1 million within twelve months, due to the lapse of statutes of limitations. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2016 were $0.1 million and $0.05 million, respectively.
The Company is not currently under examination in any jurisdictions.

10. Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company markets its products and services to manufacturers of wired and wireless communications equipment throughout the world. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales.
Customers greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2016	2015
Percentage of total net revenue
Arris	24%	29%
Cisco(1)	18%	14%
WNC Corporation	14%	*

* Represents less than 10% of the net revenue for the respective period.
(1) In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. In the three months ended March 31, 2015, the revenue percentage above does not include the 2% revenue from Technicolor.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2016	2015
Percentage of total net revenue
China	81%	71%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	March 31,	December 31,
	2016	2015
Percentage of gross accounts receivable
WNC Corporation	19%	16%
Pegatron Corporation	16%	17%
Sernet Technologies Corporation	13%	14%
MTI Jupiter Technologies	*	13%

* Represents less than 10% of the gross accounts receivable for the respective period end.

11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of March 31, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (nine months)	$5,991	$5,708	$19,297	$30,996
2017	6,809	4,948	—	11,757
2018	6,001	830	—	6,831
2019	5,678	—	—	5,678
2020	6,024	—	—	6,024
Thereafter	7,590	—	—	7,590
Total minimum payments	$38,093	$11,486	$19,297	$68,876

On May 6, 2015, the Company amended a lease arrangement with The Campus Carlsbad, LLC, so that the current Carlsbad office space of approximately 45,000 square feet will be expanded to include an additional 24,000 square feet of space. The original lease, which had a term of three years and seven months with an original expiration date of November 30, 2019, was extended to an expiration date of June 30, 2022. During 2015, the Company has begun significant tenant improvement activities to expand into this office space. The Company was provided a tenant improvement allowance of approximately $1,543,000 for tenant improvement costs and related fees and expenses.

On November 11, 2015, the Company entered into a real property lease with The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, with respect to the lease of approximately 50,235 square feet of office and laboratory space located at 50 Parker in Irvine, California. The Company expects to relocate current operations in Irvine, California to the new facility in May 2016.

The lease has an initial term of six years and two months, commencing on the later of (i) April 1, 2016 or (i) the date upon which certain building and tenant improvements have been substantially completed and possession of the substantially completed premises has been tendered by the landlord to the Company. The base monthly rent under the lease is approximately $68,000 per month during the first year of the initial lease term, increasing to approximately $86,000 per month during the last year of the initial lease term. The lease contains an option to extend the lease term for a single, five-year period. If the lease term is extended for the optional five-year period, the monthly base rent will be adjusted based on the fair market rental value. In addition to base rent, the Company has agreed to pay for a proportional share of the common area operating expenses and real property taxes. The lease includes customary provisions providing for late fees for unpaid rent, landlord access to the property, insurance obligations and events of default. In addition, this agreement includes tenant improvement incentives of $2.7 million.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Entropic Communications Merger Litigation
Between February 9, 2015 and February 18, 2015, eleven stockholder class action complaints (captioned Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., C.A. No. 10632-VCP (filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (filed Feb. 12, 2015); Saggar v. Padval, et al., C.A . No. 10661-VCP (filed Feb. 13, 2015); Iyer v. Tewksbury, et al., C.A. No. 10665-VCP (filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (filed Feb. 18, 2015)) were filed in the Court of Chancery of the State of Delaware, or the Court, on behalf of a putative class of Entropic stockholders alleging that the board of directors of Entropic breached its fiduciary duties in connection with the then-proposed acquisition of Entropic by the Company and that the Company aided and abetted such breaches. Plaintiffs in the complaints sought, among other things, to enjoin the defendants from consummating the proposed transaction.
On April 16, 2015, the Court entered an order consolidating the Delaware actions, captioned In re Entropic Communications, Inc. Consolidated Stockholders Litigation, C.A. No. 10631-VCP , or the Consolidated Action.
On April 24, 2015, the parties to the Consolidated Action entered into a memorandum of understanding regarding a proposed settlement of the Delaware actions. As part of the proposed settlement, on April 27, 2015, Entropic filed a Form 8-K containing supplemental disclosures in connection with the acquisition. On April 30, 2015, Entropic’s stockholders voted to approve the acquisition, which closed later that same day. The parties to the Consolidation Action subsequently agreed not to proceed with the settlement and, instead, on February 23, 2016, entered into a stipulation and proposed order dismissing the Consolidated Action as moot and setting a briefing schedule for plaintiffs’ counsel to make an application for an award of attorneys’ fees and expenses from the Court, which the Court entered on February 25, 2016. After negotiations, the Company agreed to pay fees and expenses to plaintiffs’ counsel in the amount of $150,000. On March 18, 2016, the Court entered an order vacating the briefing schedule for plaintiffs’ counsel’s application for an award of attorneys’ fees and expenses and providing that dismissal of the Consolidated Action was final.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ’585 Patent, and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, MaxLinear, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. MaxLinear, Sharp and VIZIO, are collectively referred to as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of the Company’s accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of the Company's television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners.
On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.
On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination, or ID, ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company's television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal.
In addition, the Company has filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against the Company. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against the Company.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB against CrestaTech.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. The PTAB has temporarily suspended the IPR proceedings while the parties and the PTAB assess the impact of this petition on the pending IPRs. In parallel, the petitioners are working with the bankruptcy trustee to obtain court approval for lifting the stay of the IPRs. The PTAB has suggested that it hopes to resume these proceedings shortly and has tentatively scheduled the oral arguments for the four remaining IPRs for May 19 and 20, 2016.
The Company cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business and operating results.

Table of Contents	MAXLINEAR, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

12. Subsequent Events
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Broadband Wireless Division of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
On April 28, 2016, MaxLinear completed its acquisition of certain assets and assumption of certain liabilities of the Broadband Wireless Division of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., for aggregate cash consideration of $21.0 million. For further information, please refer to the information presented in Note 1 - Organization and Summary of Significant Accounting Policies of these unaudited consolidated financial statements.
Agreement to Acquire Certain Assets and Assume Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation
On May 9, 2016, the Company entered into a material definitive agreement to purchase certain assets and assume certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom, for aggregate cash consideration of $80.0 million. The acquisition is expected to be consummated on or about July 1, 2016, subject to the receipt of regulatory approvals, and other customary closing conditions. The Company intends to rehire certain employees of Broadcom's wireless infrastructure backhaul business after close of the acquisition. The assets and liabilities to be acquired, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations.

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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and for data center, metro, and long-haul fiber networks. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Our products enable the reception, distribution and display of broadband video and data content in a wide range of consumer, operator, and infrastructure platforms, including Pay-TV operator set-top boxes and voice and data gateways, hybrid analog and digital televisions and consumer terrestrial set-top boxes, Direct Broadcast Satellite outdoor units, optical modules for data center, metro, and long-haul transport network applications, and RF transceivers for wireless infrastructure markets.

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
Products shipped to Asia accounted for 94% and 91% of net revenue in the three months ended March 31, 2016 and 2015, respectively. A significant but declining portion of these sales in Asia is through distributors. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three months ended March 31, 2016 and 2015 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three months ended March 31, 2016 and 2015 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2016, one of our customers, Arris Group, Inc., or Arris, accounted for 24% of our net revenue, and our ten largest customers collectively accounted for 79% of our net revenue. In the three months ended March 31, 2015, one of our customers, Arris, accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 74% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems and cable and satellite cable set-top boxes and broadband gateways.
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
On April 30, 2015, we completed our acquisition of Entropic. Pursuant to the terms of the merger agreement or merger agreements dated as of February 3, 2015, by and among MaxLinear, Entropic, and two wholly-owned subsidiaries of MaxLinear, all of the Entropic outstanding shares were converted into the right to receive consideration consisting of cash and shares of our Class A common stock. We paid an aggregate of $111.1 million in cash and issued an aggregate of 20.4 million shares of our Class A common stock to the stockholders of Entropic. In addition, we assumed all outstanding Entropic stock options and unvested restricted stock units that were held by continuing service providers (as defined in the merger agreement). We used Entropic’s cash and cash equivalents to fund a significant portion of the cash portion of the merger consideration and, to a lesser extent, our own cash and cash equivalents.
Recent Developments
On April 28, 2016, we entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. We paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's Broadband Wireless Division, and assumed certain specified liabilities. The assets acquired include, among other things, radio frequency and analog/

mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of the Broadband Wireless Division that were rehired by the Company.
On May 9, 2016, we entered into a material definitive agreement to purchase certain assets and assume certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom, for aggregate cash consideration of $80.0 million. The acquisition is expected to be consummated on or about July 1, 2016, subject to the receipt of regulatory approvals, and other customary closing conditions. We intend to rehire certain employees of Broadcom's wireless infrastructure backhaul business after close of the acquisition.
The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent a business as defined in ASC 805, Business Combinations. We intend to integrate the acquired assets and rehired employees into our existing business.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, goodwill and other intangible assets valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission, or SEC, on February 17, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2016, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new accounting standard on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this Update are effective for us beginning in the first quarter of fiscal 2017 and should be applied prospectively. We are currently evaluating the impact that this guidance will have on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this Update on our consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have a material lease greater than twelve months.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this Update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this Update are effective for us beginning in the first quarter of fiscal year 2018, concurrent with the new revenue recognition standard. We are currently evaluating the impact of adopting the new revenue recognition accounting standard, including this Update, on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for us for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently in the process of evaluating the full impact of adoption of the amendments in this Update on our consolidated financial position and results of operations, but we believe that the amendments that require that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement will reduce income tax expense on our consolidated financial statements.
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

Restructuring Charges. Restructuring charges consist of employee severance and stock-based compensation expenses, and lease and leasehold impairment charges related to our restructuring plan entered into as a result of our acquisition of Entropic, and an adjustment related to restructuring plan implemented by Entropic prior to our acquisition.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net revenue	100%	100%
Cost of net revenue	40	39
Gross profit	60	61
Operating expenses:
Research and development	23	43
Selling, general and administrative	13	31
Restructuring charges	2	—
Total operating expenses	38	74
Income (loss) from operations	22	(13)
Interest income	—	—
Other income (expense), net	—	—
Income (loss) before income taxes	22	(13)
Provision for income taxes	3	1
Net income (loss)	19%	(14)%
Net Revenue

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operator	$76,140	$28,868	$47,272	164%
% of net revenue	74%	82%
Infrastructure and other	9,888	6,528	3,360	51%
% of net revenue	10%	18%
Legacy video SoC	16,657	—	16,657	N/A
% of net revenue	16%	—
Total net revenue	$102,685	$35,396	$67,289	190%

Net revenue increased $67.3 million from $35.4 million in the three months ended March 31, 2015 to $102.7 million in the three months ended March 31, 2016. The increase in net revenue was due to $47.3 million of increased revenue from operator applications, related primarily to analog channel-stacking, or aCSS, and MoCA products from the Entropic acquisition and $16.7 million of increased revenue from our legacy video SoC products also attributable to our acquisition of Entropic. In addition, we had a $3.4 million increase related to infrastructure and other revenues due to an increase in high-speed interconnect product shipments and, to a lesser extent, increases in retail MoCA and high-speed access products from the Entropic acquisition and growth in consumer digital-to-analog terrestrial set-top box applications. Operator-based terrestrial set-

top box deployments declined by approximately $1.4 million in the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015. We do not currently expect to maintain the year-over-year revenue growth rates that we have recently experienced as we begin to compare future results against periods occurring after our acquisition of Entropic. In addition, we believe the legacy video SoC and aCSS products we acquired are near the end of their life cycles, which along with other factors such as operator consolidation could adversely affect future revenues for these product categories.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$41,515	$13,725	$27,790	202%
% of net revenue	40%	39%
Gross profit	61,170	21,671	39,499	182%
% of net revenue	60%	61%
The decrease in gross profit percentages in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to amortization of intellectual property costs of $1.6 million related to the Entropic acquisition. The gross margin decline was also driven by the significant increase in Entropic-related product revenue, which has historically generated lower gross margins than our previous corporate average.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$23,752	$15,281	$8,471	55%
% of net revenue	23%	43%
The increase in research and development expense in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to increases in headcount-related expense (including stock-based compensation) of $4.2 million and increases in engineering-related expense of $2.3 million. In addition, we had increases related to occupancy expense, depreciation expense, and outside services of $2.0 million, all of which were substantially affected by our acquisition of Entropic.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$13,610	$10,944	$2,666	24%
% of net revenue	13%	31%
The increase in selling, general and administrative expense in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to increases in headcount-related expense of $1.9 million, depreciation expense of $1.5 million, and increases in occupancy, travel, commission, and outside services expenses of $1.5 million, all of which were substantially affected by our acquisition of Entropic. These increases were partially offset by decreases in legal expense of $2.2 million, as the prior period included transaction costs associated with our Entropic acquisition.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.

Restructuring charges

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$2,106	$—	$2,106	100%
% of net revenue	2%	—%
Restructuring charges for the three months ended March 31, 2016 primarily consisted of restructuring expenses related to lease arrangements assumed in connection with the Entropic acquisition.
Interest and Other Expense, Net

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Interest income	$170	$70	$100	143%
Other expense, net	(198)	(34)	(164)	482%
The increase in interest income in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was due to higher cash and cash equivalent and investment balances. The increase in other expense, net was primarily due to fluctuations in foreign currency transactions at the Entropic Asia subsidiaries.
Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,558	$204	$2,354	1,154%
% of net revenue	2%	1%
The provision for income taxes in the three months ended March 31, 2016 was $2.6 million or approximately 2% of pre-tax income compared to a provision for income taxes of $0.2 million or approximately 1% of pre-tax loss in the three months ended March 31, 2015.
The provision for income taxes for the three months ended March 31, 2016 primarily relates to federal alternative minimum tax due to our limitation on use of net operating losses, state income taxes, and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. For example, the impact of the federal alternative minimum tax will be reduced when we adopt ASU No. 2016-09, Improvements to Share-Based Compensation, since net excess tax benefits will then be recognized in income tax expense or benefit in the statement of operations. The provision for income taxes for the three months ended March 31, 2015 primarily relates to income taxes in certain foreign jurisdictions.
We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, including our three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at March 31, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of federal and state income taxes and income taxes in certain foreign jurisdictions.  Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.

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
Subsequent Events

Acquisition of Certain Assets and Assumption of Certain Liabilities of the Broadband Wireless Division of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
For information on this subsequent event, please refer to Notes 1 and 12 to our unaudited consolidated financial statements.
Agreement to Acquire Certain Assets and Assume Certain Liabilities of the Wireless Infrastructure Backhaul
Business of Broadcom Corporation
For information on this subsequent event, please refer to Note 12 to our unaudited consolidated financial statements.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $76.8 million, short- and long-term investments of $90.0 million, and net accounts receivable of $41.0 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of businesses, property and equipment and intangible assets. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and property and equipment, stock-based compensation, and impairment of lease and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	March 31,	December 31,
	2016	2015
	(in thousands)
Working capital	$163,422	$134,170
Cash and cash equivalents	$76,840	$67,956
Short-term investments	73,210	43,300
Long-term investments	16,782	19,242
Total cash and cash equivalents and investments	$166,832	$130,498
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$38,954	$3,768
Net cash used in investing activities	(30,695)	(987)
Net cash provided by (used in) financing activities	632	(714)
Effect of exchange rates on cash and cash equivalents	(7)	6
Net increase in cash and cash equivalents	$8,884	$2,073

Cash Flows from Operating Activities
Net cash provided by operating activities was $39.0 million for the three months ended March 31, 2016. Net cash provided by operating activities primarily consisted of net income of $19.1 million, $11.5 million in non-cash operating expenses, and $8.3 million in changes in operating assets and liabilities. Non-cash items included in net income for the three months ended March 31, 2016 primarily consisted of depreciation and amortization expense of $5.8 million and stock-based compensation of $5.1 million.

Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2015. Net cash provided by operating activities primarily consisted of $5.3 million in non-cash operating expenses and $3.2 million in changes in operating assets and liabilities, partially offset by a net loss of $4.7 million. Non-cash items included in net loss for the three months ended March 31, 2015 primarily included depreciation and amortization expense of $1.6 million and stock-based compensation of $3.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $30.7 million for the three months ended March 31, 2016. Net cash used in investing activities consisted of $37.8 million in purchases of securities, $3.2 million in purchases of property and equipment, offset by $10.3 million in maturities of securities.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2015. Net cash used in investing activities consisted of $16.2 million in purchases of securities and $1.0 million in purchases of property and equipment, offset by $16.2 million in maturities of securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2016 consisted primarily of $1.7 million in net proceeds from issuance of common stock, offset by $1.1 million in minimum tax withholding paid on behalf of employees for restricted stock units.
Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $0.7 million in equity issuance costs, $0.3 million in minimum tax withholding paid on behalf of employees for restricted stock units, offset by $0.2 million in net proceeds from issuance of common stock.
We believe that our $76.8 million of cash and cash equivalents and $90.0 million in short- and long-term investments at March 31, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash and cash equivalents in recent years have been favorably affected by our Entropic acquisition and our implementation of an equity-based bonus program. In connection with that bonus program, in August 2015, we issued 0.3 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan. We expect to issue additional shares of Class A common stock in May 2016 for the second half 2015 fiscal performance period.
Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we continue to pursue acquisitions. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of March 31, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (nine months)	$5,991	$5,708	$19,297	$30,996
2017	6,809	4,948	—	11,757
2018	6,001	830	—	6,831
2019	5,678	—	—	5,678
2020	6,024	—	—	6,024
Thereafter	7,590	—	—	7,590
Total minimum payments	$38,093	$11,486	$19,297	$68,876

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We had cash and cash equivalents of $76.8 million at March 31, 2016 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of our investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — FINANCIAL INFORMATION

ITEM 3.	LEGAL PROCEEDINGS
Entropic Communications Merger Litigation
Between February 9, 2015 and February 18, 2015, eleven stockholder class action complaints (captioned Langholz v. Entropic Communications, Inc., et al., C.A. No. 10631-VCP (filed Feb. 9, 2015); Tomblin v. Entropic Communications, Inc., C.A. No. 10632-VCP (filed Feb. 9, 2015); Crill v. Entropic Communications, Inc., et al., C.A. No. 10640-VCP (filed Feb. 11, 2015); Wohl v. Entropic Communications, Inc., et al., C.A. No. 10644-VCP (filed Feb. 11, 2015); Parshall v. Entropic Communications, Inc., et al., C.A. No. 10652-VCP (filed Feb. 12, 2015); Saggar v. Padval, et al., C.A . No. 10661-VCP (filed Feb. 13, 2015); Iyer v. Tewksbury, et al., C.A. No. 10665-VCP (filed Feb. 13, 2015); Respler v. Entropic Communications, Inc., et al., C.A. No. 10669-VCP (filed Feb. 17, 2015); Gal v. Entropic Communications, Inc., et al., C.A. No. 10671-VCP (filed Feb. 17, 2015); Werbowsky v. Padval, et al., C.A. No. 10673-VCP (filed Feb. 18, 2015); and Agosti v. Entropic Communications, Inc., C.A. No. 10676-VCP (filed Feb. 18, 2015)) were filed in the Court of Chancery of the State of Delaware, or the Court, on behalf of a putative class of Entropic stockholders alleging that the board of directors of Entropic breached its fiduciary duties in connection with the then-proposed acquisition of Entropic by MaxLinear and that the MaxLinear aided and abetted such breaches. Plaintiffs in the complaints sought, among other things, to enjoin the defendants from consummating the proposed transaction.
On April 16, 2015, the Court entered an order consolidating the Delaware actions, captioned In re Entropic Communications, Inc. Consolidated Stockholders Litigation, C.A. No. 10631-VCP , or the Consolidated Action.
On April 24, 2015, the parties to the Consolidated Action entered into a memorandum of understanding regarding a proposed settlement of the Delaware actions. As part of the proposed settlement, on April 27, 2015, Entropic filed a Form 8-K containing supplemental disclosures in connection with the acquisition. On April 30, 2015, Entropic’s stockholders voted to approve the acquisition, which closed later that same day. The parties to the Consolidation Action subsequently agreed not to proceed with the settlement and, instead, on February 23, 2016, entered into a stipulation and proposed order dismissing the Consolidated Action as moot and setting a briefing schedule for plaintiffs’ counsel to make an application for an award of attorneys’ fees and expenses from the Court, which the Court entered on February 25, 2016. After negotiations, we agreed to pay fees and expenses to plaintiffs’ counsel in the amount of $150,000. On March 18, 2016, the Court entered an order vacating the briefing schedule for plaintiffs’ counsel’s application for an award of attorneys’ fees and expenses and providing that dismissal of the Consolidated Action was final.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware , or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent, and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO, also referred to as the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. Us, Sharp and VIZIO are collectively referred to as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of Maxlinear’s accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.
On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.

On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination, or ID, ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal.
In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB against CrestaTech.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. The PTAB has temporarily suspended the IPR proceedings while the parties PTAB assess the impact of this petition on the pending IPRs. In parallel, the petitioners are working with the bankruptcy trustee to obtain court approval for lifting the stay of the IPRs. The PTAB has suggested that it hopes to resume these proceedings shortly and has tentatively scheduled the oral arguments for the four remaining IPRs for May 19 and 20, 2016.
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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. In addition to the other information set forth in this report, you should also consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 17, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2016, or Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report, and in our other public filings, which could materially affect our business, financial condition or future results.
For the risks relating to our recent acquisitions, please refer to the section of these risk factors captioned “Risks Relating to Our Recent Acquisitions.”
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
As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd (recently created through the merger of Broadcom Corporation and Avago Technologies Limited), and Rafael Microelectronics, Inc. Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., and Microsemi Corporation (which recently acquired PMC-Sierra, Inc.) are competitors. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
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
For the three months ended March 31, 2016, two customers accounted for 42% of our net revenue, and our ten largest customers accounted for 79% of our net revenue. We expect that our operating results for the foreseeable future will continue to depend on sales to a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
A significant portion of our revenue is attributable to demand for our products in markets for broadband and pay-TV operator applications, and development delays and consolidation trends among cable and satellite television operators could adversely affect our future revenues and operating results.
For the three months ended March 31, 2016, revenue directly attributable to operator applications accounted for approximately 74% of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition. In particular, we expect that the pending acquisition of Time Warner Cable by Charter Communications, if consummated, could create additional revenue uncertainty or adversely affect our legacy video SoC revenues.

If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television to Chinese manufacturers of terrestrial set-top boxes for sale in various markets worldwide, broadband voice and data modems and gateways, and pay-TV set-top boxes and gateways, to manufacturers of satellite outdoor units or LNB’s, and to manufacturers of optical modules for long-haul and metro telecommunications markets. Our future revenue growth, if any, will depend in part on our ability to expand beyond these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable infrastructure products supporting future Cable operator deployments of DOCSIS 3.1. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
We expect broadband data modems/gateways and pay-TV and satellite set-top boxes and video gateways to represent our largest North American and European target market. The North American and European pay-TV market is dominated by only a few OEMs, including Cisco Systems, Inc. (whose connected devices business was acquired by Technicolor in November 2015), Arris Group, Inc. (includes Pace plc accquired by Arris Group, Inc. in January 2016), Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Time Warner Cable Inc., AT&T, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For the three months ended March 31, 2016, our research and development expense was $23.8 million. In the three months ended March 31, 2016, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 40nm and 28nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have been experiencing significant growth in a short period of time. Our net revenue increased from approximately $119.6 million in 2013, to $133.1 million in 2014 and $300.4 million in 2015. We may not achieve similar growth rates in future periods, particularly our growth rate between 2014 and 2015 which was largely attributable to our acquisition of Entropic, which included in particular legacy analog ODU and video-SoC products that are near the end of their product life cycles. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
In addition to our recent acquisitions, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
In addition to the acquisitions of certain assets of the Broadband Wireless Division of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., which we completed in the second quarter of fiscal 2016, Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers, distributors and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses, including the Broadband Wireless Division of Microsemi Storage Solutions, Inc., Entropic and Physpeed, include those associated with:

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
Highly complex products like our RF receivers and RF receiver SoCs and physical medium devices for optical modules may contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, defects and bugs and, in particular, have identified liabilities of several million dollars arising from warranty claims related to legacy Entropic products. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the legacy Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent, and 7,265,792. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO, as referred to as the ITC Investigation. On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.
On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge issued a written Initial Determination, or ID, ruling that MaxLinear, Sharp, Sharp Electronics, and VIZIO did not violate 19 U.S.C § 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal.

In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech is appealing the PTAB’s decisions at the Federal Circuit. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB against CrestaTech.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. The PTAB has temporarily suspended the IPR proceedings while the parties and PTAB assess the impact of this petition on the pending IPRs. In parallel, the petitioners are working with the bankruptcy trustee to obtain court approval for lifting the stay of the IPRs. The PTAB has suggested that it hopes to resume these proceedings shortly and has tentatively scheduled the oral arguments for the four remaining IPRs for May 19 and 20, 2016.
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
In the three months ended March 31, 2016, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, terrestrial set-top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a declining but not insignificant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For the three months ended March 31, 2016, sales through distributors accounted for 6% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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

The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. We are is still subject to examination for 2012 through 2015. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Based upon our review of all positive and negative evidence, including our three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at March 31, 2016.
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
We sell our products throughout the world. Products shipped to Asia accounted for 94% of our net revenue in the three months ended March 31, 2016. In addition, as of March 31, 2016, approximately 33% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, and South Korea. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through, at least June 30, 2016. We cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.

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
We are subject to rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting.
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
As of March 31, 2016, our founders who are existing employees of MaxLinear, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 10% of our outstanding capital stock, representing approximately 48% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2016, we had 56.3 million shares of Class A common stock and 6.7 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. We expect to issue shares of our Class A common stock for the July 1, 2015 to December 31, 2015 performance period upon settlement of the bonus awards in May 2016. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Risks Relating to Our Recent Acquisitions
Actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies resulting from our recent acquisitions.
We currently expect to continue realizing material cost savings and other synergies as a result of recent acquisitions, and as a result, we currently believe that these acquisitions will continue to be accretive to our earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisitions are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the acquired businesses, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the legacy acquired products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:

•	projections of future revenues in the legacy acquired businesses;

•	the anticipated financial performance of legacy acquired products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisitions, including potential revenue synergies;

•	the amount of goodwill and intangibles that will result from the acquisitions;

•	certain other purchase accounting adjustments that we have recorded in our financial statements in connection with the acquisitions;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors; and

•	our ability to maintain, develop, and deepen relationships with customers of the legacy acquired businesses.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the legacy acquired businesses, and we cannot provide assurances with respect to our ability to realize further cost savings. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate the legacy acquired business successfully; currently unanticipated additional incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to continue to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of legacy acquired customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the legacy acquired businesses specifically. Any failure to integrate the legacy acquired businesses successfully and to continue to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our Class A common stock.

Failure to integrate our business and operations successfully with those of acquired businesses in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
Our history of acquiring businesses is recent, and prior to our acquisition of Entropic, we had never pursued an acquisition of that size and complexity. We may complete larger-scale acquisitions in the future. The success of our recent and future acquisitions depends, in substantial part, on our ability to integrate acquired business and operations efficiently and successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in our respective supply chains and in research and development investments; and revenue growth resulting from the addition of acquired product portfolios. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
We completed our recent acquisitions in April 2015 and April 2016 and expect to complete another acquisition in July 2016. While we believe the integration process is substantially complete for Entropic, we have only begun the integration process for our April 2016 acquisition. We cannot ensure that implementation of remaining integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
Our business relationships, including customer relationships, and those of our acquired businesses may be subject to disruption due to uncertainty associated with the acquisitions.
In response to the completion of our recent acquisitions, customers, vendors, licensors, and other third parties with whom we do business or the acquired entities did business or otherwise have relationships may experience uncertainty associated with the acquisitions, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. Moreover, with respect to Entropic’s prior acquisition of certain television and set-top box assets from Trident Microsystems, Inc., or Trident, we were unable to conduct substantial diligence with respect to certain licenses and intellectual property rights because Entropic acquired these assets through Trident’s bankruptcy proceedings. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing legacy acquired products, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our Class A common stock.
We have incurred and expect to continue to incur substantial expenses related to the integration of MaxLinear and our acquisitions.
We have incurred and expect to continue to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and acquired businesses. Business systems integration between the companies requires, and we expect it to continue to require into the foreseeable future, substantial management attention, including integration of information management, purchasing, accounting and finance, sales, and regulatory compliance functions. Numerous factors, many of which, are beyond our control, could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses have resulted in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.

We have recorded goodwill that could become impaired and adversely affect our future operating results.
The Entropic acquisition is accounted for as an acquisition by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of acquired businesses have been recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition reflect acquired businesses' balances and results but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. Any goodwill impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock. For example, in the quarter ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of March 31, 2016, our balance sheet reflected goodwill of $49.8 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the three months ended March 31, 2016, we issued an aggregate of 0.07 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.2 million three months ended March 31, 2016 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of March 31, 2016, options to purchase an aggregate of 1.1 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.1+	Employment Offer Letter, dated December 21, 2015, between the Registrant and Dana McCarty.
10.2+	Employment Promotion Letter, dated February 11, 2016, between the Registrant and Connie Kwong.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

MAXLINEAR, INC.

(Registrant)

Date: May 9, 2016	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
10.1+	Employment Offer Letter, dated December 21, 2015, between the Registrant and Dana McCarty.
10.2+	Employment Promotion Letter, dated February 11, 2016, between the Registrant and Connie Kwong.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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