Form 10-Q
period 2016-06-30
MAXLINEAR INC
filed 2016-08-08
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 3, 2016, the registrant has 57,356,324 shares of Class A common stock, par value $0.0001, and 6,666,777 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$147,582	$67,956
Short-term investments, available-for-sale	28,899	43,300
Accounts receivable, net	44,340	42,399
Inventory	25,604	32,443
Prepaid expenses and other current assets	4,982	3,904
Total current assets	251,407	190,002
Property and equipment, net	21,134	21,858
Long-term investments, available-for-sale	—	19,242
Intangible assets, net	60,675	51,355
Goodwill	56,714	49,779
Other long-term assets	1,982	2,269
Total assets	$391,912	$334,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,114	$6,389
Deferred revenue and deferred profit	5,798	4,066
Accrued price protection liability	18,270	20,026
Accrued expenses and other current liabilities	13,125	15,368
Accrued compensation	10,313	9,983
Total current liabilities	55,620	55,832
Deferred rent	10,040	11,427
Other long-term liabilities	5,064	4,322

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 57,345 and 55,737 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6	5
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,665 shares issued and outstanding at June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	400,093	384,961
Accumulated other comprehensive loss	(953)	(822)
Accumulated deficit	(77,959)	(121,221)
Total stockholders’ equity	321,188	262,924
Total liabilities and stockholders’ equity	$391,912	$334,505
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$101,687	$70,824	$204,372	$106,220
Cost of net revenue	38,774	43,882	80,289	57,607
Gross profit	62,913	26,942	124,083	48,613
Operating expenses:
Research and development	24,037	23,993	47,789	39,274
Selling, general and administrative	16,505	23,620	30,115	34,564
Restructuring charges	—	11,389	2,106	11,389
Total operating expenses	40,542	59,002	80,010	85,227
Income (loss) from operations	22,371	(32,060)	44,073	(36,614)
Interest income	167	51	337	121
Other income (expense), net	124	(22)	(74)	(56)
Income (loss) before income taxes	22,662	(32,031)	44,336	(36,549)
Provision for income taxes (income tax benefit)	78	(1,384)	1,071	(1,180)
Net income (loss)	$22,584	$(30,647)	$43,265	$(35,369)
Net income (loss) per share:
Basic	$0.36	$(0.58)	$0.69	$(0.78)
Diluted	$0.33	$(0.58)	$0.64	$(0.78)
Shares used to compute net income (loss) per share:
Basic	63,470	52,586	63,056	45,367
Diluted	67,520	52,586	67,110	45,367

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$22,584	$(30,647)	$43,265	$(35,369)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and six months ended June 30, 2016 and 2015	48	(2)	174	33
Less: Reclassifications to realized gain on sales and maturities of investments, net of tax of $0 for the three and six months ended June 30, 2016 and 2015	(50)	—	(50)	—
Unrealized gain (loss) on investments, net of tax	(2)	(2)	124	33
Foreign currency translation adjustments, net of tax benefit of $27 for the three and six months ended June 30, 2016 and 2015 (1)	(363)	68	(255)	80
Foreign currency translation adjustments, net of tax	(363)	68	(255)	80
Other comprehensive income (loss)	(365)	66	(131)	113
Total comprehensive income (loss)	$22,219	$(30,581)	$43,134	$(35,256)

(1) Tax amount recognized in Other Long-Term Liabilities of the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$43,265	$(35,369)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	9,935	13,866
Provision for inventory reserves	9	—
Amortization of investment premiums, net	83	204
Amortization of inventory step-up	336	13,286
Stock-based compensation	10,211	10,020
Deferred income taxes	133	(1,960)
Loss on disposal of property and equipment	48	—
Gain on sale of available-for-sale securities	(50)	—
Change in fair value of contingent consideration	110	(132)
Impairment of lease	—	5,593
Gain on foreign currency	(46)	—
Excess tax benefits on stock based awards	(5,114)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	6,176
Inventory	7,409	(11,650)
Prepaid and other assets	(805)	3,384
Accounts payable, accrued expenses and other current liabilities	4,967	434
Accrued compensation	3,540	1,503
Deferred revenue and deferred profit	1,732	523
Accrued price protection liability	(1,756)	2,275
Other long-term liabilities	(767)	249
Net cash provided by operating activities	71,299	8,402
Investing Activities
Purchases of property and equipment	(4,710)	(1,460)
Purchases of intangible assets	(390)	—
Cash used in acquisition, net of cash acquired	(21,000)	(3,615)
Purchases of available-for-sale securities	(47,277)	(19,968)
Maturities of available-for-sale securities	81,011	53,108
Net cash provided by investing activities	7,634	28,065
Financing Activities
Repurchases of common stock	(3)	(101)
Net proceeds from issuance of common stock	4,285	3,455
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,593)	(3,161)
Equity issuance costs	—	(705)
Net cash provided by (used in) financing activities	689	(512)
Effect of exchange rate changes on cash and cash equivalents	4	80
Increase in cash and cash equivalents	79,626	36,035
Cash and cash equivalents at beginning of period	67,956	20,696
Cash and cash equivalents at end of period	$147,582	$56,731
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,263	$7
Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$578	$—
Issuance of accrued share-based bonus plan	$3,652	$2,722
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and for data center, metro, and long-haul transport network applications and wireless infrastructure. MaxLinear's customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including Pay-TV operator set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions and consumer terrestrial set-top boxes, Direct Broadcast Satellite outdoor units, optical modules for data center, metro, and long-haul transport network applications, and RF transceivers and modem solutions for wireless carrier infrastructure applications. The Company is a fabless semiconductor company focusing its resources on the design, sale and marketing of its products.
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

The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 17, 2016, as amended by Amendment No. 1 filed with the SEC on April 28, 2016, or the Annual Report. Certain prior period amounts have been reclassified to conform with the current period presentation. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2016, other than the adoption of ASU No. 2016-09, Improvements to Share-Based Compensation during the three months ended June 30, 2016, as discussed under Recent Accounting Pronouncements below.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities who have material leases greater than twelve months.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016. The impact of adoption was to reduce the provision for income taxes and increase net income for the three and six months ended June 30, 2016 by $3.5 million and $5.1 million, respectively, and increase basic net income per share by $0.06 and $0.08 for the three and six months ended June 30, 2016 and increase diluted net income per share by $0.04 and $0.06 for the three and six months ended June 30, 2016 (Note 2). The impact of adoption on the Company's previously reported results for the three months ended March 31, 2016 are as follows:

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

	Three months ended March 31, 2016
	As reported	As adjusted
	(in thousands, except per share amounts)
Provision for income taxes	$2,558	$993
Net income	$19,116	$20,681
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.31
Diluted weighted average shares outstanding	65,818	66,643

There was no cumulative effect on retained earnings in the consolidated balance sheet since the Company has a full valuation allowance against U.S. deferred tax assets. The Company elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and is also continuing to classify cash paid by the Company when directly withholding shares for tax withholding purposes in cash flows from financing activities.

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
As a result of the Company's adoption of ASU No. 2016-09 in the second quarter 2016, excess tax benefits and tax deficiencies are no longer recognized in additional paid-in capital. As a result, when computing diluted EPS using the treasury stock method, fewer hypothetical shares can be repurchased resulting in a greater number of incremental shares being issued upon the exercise of share-based payment awards. The impact of adoption of ASU No. 2016-09 on diluted income (loss) per share (Note 1) is to increase net income due to the inclusion of excess tax benefits in the provision for income taxes (income tax benefit) by $3.5 million and $5.1 million for the three and six months ended June 30, 2016, and to increase the number of incremental shares used in computing diluted EPS by 910,000 shares and 868,000 shares for the three and six months ended June 30, 2016, or an increase to diluted net income per share of $0.04 per share and $0.06 per share for the three and six months ended June 30, 2016.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$22,584	$(30,647)	$43,265	$(35,369)
Denominator:
Weighted average common shares outstanding—basic	63,470	52,586	63,056	45,367
Dilutive common stock equivalents	4,050	—	4,054	—
Weighted average common shares outstanding—diluted	67,520	52,586	67,110	45,367
Net income (loss) per share:
Basic	$0.36	$(0.58)	$0.69	$(0.78)
Diluted	$0.33	$(0.58)	$0.64	$(0.78)
The Company excluded 1.2 million and 0.7 million common stock equivalents for the three and six months ended June 30, 2016, respectively, and 4.3 million and 5.7 million common stock equivalents for the three and six months ended June 30, 2015, respectively, resulting from outstanding equity awards for the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

3. Business Combination
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Access Line Business of of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
On April 28, 2016, the Company entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. The Company paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's wireless infrastructure access line business, and assumed certain liabilities. The assets acquired include, among other things, radio frequency and analog/mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, product warranty obligations, accrued vacation and severance obligations for employees of the wireless infrastructure access line business that were hired by the Company upon close of the acquisition. The acquired assets and assumed liabilities, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations. The Company intends to integrate the acquired assets and rehired employees into the Company's existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition, non-solicitation, and indemnification provisions. In connection with the acquisition, the Company entered into a transition services agreement with Microsemi for the purpose of Microsemi providing interim operations and general and administrative support to the Company.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following is a preliminary allocation of purchase price as of the April 28, 2016 closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
(in thousands)
Fair value of consideration transferred:
Cash	$21,000

Preliminary purchase price allocation:
Inventory	$912
Property and equipment	21
Identifiable intangible assets	13,600
Warranty obligations	(12)
Accrued expenses	(456)
Identifiable net assets acquired	14,065
Goodwill	6,935
Total purchase price	$21,000
The estimated fair value of assets acquired and liabilities assumed performed for the purposes of these unaudited consolidated financial statements was primarily limited to the preliminary identification and valuation of intangible assets and inventory by independent valuation specialists. Estimates of fair value require management to make significant estimates and assumptions that are preliminary and subject to change upon finalization of the valuation analysis. Although final determination may result in different asset and liability fair values, it is not expected that such differences will be material to understanding the impact of the transaction on the financial results of MaxLinear. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the wireless infrastructure access line business with the operations of MaxLinear.
The Company has not yet made all of the remaining disclosures required by ASC 805-10-50-2, Business Combinations, as it is currently in the process of completing the purchase accounting for the acquisition. The Company used cash and cash equivalents on hand of $21.0 million to fund the acquisition.
Acquisition and integration-related costs of $0.6 million related to the acquisition of the wireless infrastructure access line business were included in selling, general, and administrative expenses in the Company's statement of operations for the three months ended June 30, 2016.

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisition had occurred at the beginning of fiscal year 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net revenues – proforma combined	$102,530	$71,630	$207,648	$108,067
Net income (loss) – proforma combined	22,692	(34,117)	42,696	(43,862)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$22,584	$(30,647)	$43,265	$(35,369)
Add: Results of operations – acquired business	163	(2,566)	126	(5,764)
Less: Proforma adjustments
Depreciation of property, plant and equipment	(1)	(2)	(3)	(5)
Amortization of intangible assets	(203)	(857)	(809)	(1,713)
Amortization of inventory step-up	—	—	—	(336)
Acquisition and integration expenses	569	—	569	(569)
Tax provision	(420)	(45)	(452)	(106)
Net income (loss) – proforma combined	$22,692	$(34,117)	$42,696	$(43,862)

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the merger actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition in the Company's unaudited consolidated statements of operations.

For the three and six months ended June 30, 2016, $0.8 million of revenue and $0.4 million of gross profit, excluding $0.5 million of amortization of acquired intangible assets and the inventory fair-value step-up of the wireless infrastructure access line business since the acquisition date are included in the Company's consolidated statements of operations.
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
Refer to Note 4 for disclosures following this acquisition for the three and six months ended June 30, 2016 and 2015.
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
The following disclosures regarding this acquisition are for the three and six months ended June 30, 2016 and 2015.
Compensation Arrangements
In connection with the acquisition of Physpeed, the Company agreed to pay additional consideration in future periods. The definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed, which will be paid over a two year period contingent upon continued employment. Quarterly payments of $0.2 million began on January 31, 2015 and will end on October 31, 2016. Certain employees of Physpeed will be paid a total of $0.1 million of which $0.07 million was paid in 2015 and $0.05 million is being paid in 2016. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and are being recorded as post-combination compensation expense in the Company's financial statements during the service period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Earn-Out
The definitive merger agreement also provides for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount is determined by multiplying $0.375 million by a 2015 revenue percentage that is defined in the definitive merger agreement. The 2016 earn-out amount is determined by multiplying $0.375 million by a 2016 revenue percentage that is defined in the definitive merger agreement. Subsequent changes to the fair value are recorded through earnings. The fair value of the earn-out was $0.3 million and $0.4 million at June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, the Company paid $0.2 million for the 2015 earn-out (Note 6).
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
The Company recorded compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company records compensation expense for the 2016 RSUs over a 26-month service period, which started from October 31, 2014 and runs through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $1.3 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively. The Company issued the 2015 RSUs in February 2016 and no related accrual for the 2015 revenue period was outstanding at June 30, 2016.

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company has terminated the employment of 87 Entropic employees since the acquisition closing date. The Company did not incur any associated employee separation charges in the three and six months ended June 30, 2016, as such terminations did not occur during such quarters. The Company recognized non-recurring employee separation charges of approximately $5.8 million in the three and six months ended June 30, 2015 related to these terminations.
Additionally, in connection with the restructuring plan, the Company ceased use of the former Entropic headquarters in 2015. The Company recognized lease charges of $0 and $2.0 million in the three and six months ended June 30, 2016, respectively, and $5.6 million in the three and six months ended June 30, 2015, based on the adjustment to the net present value of the remaining lease obligation on the cease of use date as well as the execution of the final sublease. The Company believes all restructuring charges related to the Entropic acquisition have been incurred as of June 30, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following table presents the activity related to the plan, which is included in restructuring charges in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(in thousands)
Employee separation expenses	$—	$5,796	$—	$5,796
Lease related charges (1)	—	5,593	1,976	5,593
Other	—	—	130	—
	$—	$11,389	$2,106	$11,389
____________________________

(1)
In the six months ended June 30, 2016, includes $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured prior to the completion of the acquisition by MaxLinear. The Company recorded an adjustment to the lease restructuring due to changes in market conditions. In the three months ended June 30, 2016, includes no offsets to restructuring charges related to Entropic leases.

The following table presents a roll-forward of the Company's restructuring liability as of June 30, 2016, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2015	$75	$1,557	$1	$1,633
Restructuring charges (1)	—	1,976	130	2,106
Cash payments	(9)	(2,376)	(73)	(2,458)
Non-cash charges	—	165	(19)	146
Liability as of June 30, 2016	$66	$1,322	$39	$1,427
____________________________

(1)
In the six months ended June 30, 2016, includes $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured during to the completion of the acquisition by MaxLinear. The Company recorded an adjustment to the lease restructuring due to changes in market conditions. In the three months ended June 30, 2016, includes no offsets to restructuring charges related to Entropic leases.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

Carrying Value
(in thousands)
Balance as of January 1, 2016	$49,779
Acquisition of wireless infrastructure access line business	6,935
Balance as of June 30, 2016	$56,714

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized for three and six months ended June 30, 2016 and 2015.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		June 30, 2016			December 31, 2015
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$3,311	$(2,876)	$435	$2,921	$(2,725)	$196
Developed technology	7	55,600	(8,214)	47,386	47,000	(4,652)	42,348
Trademarks and trade names	7	1,700	(283)	1,417	1,700	(162)	1,538
Customer relationships	5	7,800	(1,290)	6,510	4,700	(627)	4,073
Covenants non-compete	3	100	(6)	94	—	—	—
Backlog	1	24,700	(24,367)	333	24,200	(24,200)	—
		$93,211	$(37,036)	$56,175	$80,521	$(32,366)	$48,155
Amortization expense related to intangible assets was $2.6 million and $4.7 million in the three and six months ended June 30, 2016, respectively, and $9.2 million and $9.4 million in the three and six months ended June 30, 2015, respectively.

The following table sets forth the activity during the six months ended June 30, 2016 related to finite-lived intangible assets resulting from the acquisition of the wireless access line business, other additions and amortization of acquired finite-lived intangible assets:

Carrying Amount
(in thousands)
Balance as of December 31, 2015	$48,155
Acquisition of wireless infrastructure access line business	12,300
Other additions	390
Amortization	(4,670)
Balance as of June 30, 2016	$56,175

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2016:

Amortization
(in thousands)
2016 (six months)	$5,597
2017	10,485
2018	10,468
2019	9,159
2020	8,499
2021	8,122
Thereafter	3,845
Total	$56,175

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Indefinite-lived Intangible Assets
The following table sets forth the activity of the Company’s indefinite-lived intangible assets, which consists of in-process research and development technology:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2015	$3,200
Acquisition of wireless infrastructure access line business	1,300
Balance as of June 30, 2016	$4,500

The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. No impairment losses related to long-lived assets were recognized for the three and six months ended June 30, 2016 and 2015.

6. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$10,311	$—	$—	$10,311
Government debt securities	2,000	—	—	2,000
Corporate debt securities	26,889	10	—	26,899
	39,200	10	—	39,210
Less amounts included in cash and cash equivalents	(10,311)	—	—	(10,311)
	$28,889	$10	$—	$28,899

Fair Value at June 30, 2016
(in thousands)
Liabilities
Contingent Consideration	$265
Total	$265

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$17,144	$—	$—	$17,144
Government debt securities	17,303	—	(30)	17,273
Corporate debt securities	45,353	—	(84)	45,269
	79,800	—	(114)	79,686
Less amounts included in cash and cash equivalents	(17,144)	—	—	(17,144)
	$62,656	$—	$(114)	$62,542

Fair Value at December 31, 2015
(in thousands)
Liabilities
Contingent Consideration	$395
Total	$395
At June 30, 2016, the Company held 5 government and corporate debt securities with an aggregate fair value of $7.7 million that were in an unrealized loss position for less than 12 months. No securities have been in unrealized loss positions for greater than 12 months. Gross unrealized losses were immaterial at June 30, 2016, and represented temporary impairments on government agency and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of June 30, 2016.
The fair values of the Company’s financial instruments are the amounts that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of June 30, 2016, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of June 30, 2016 and December 31, 2015 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.45 at June 30, 2016 and 0.41 at December 31, 2015. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2016
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$10,311	$10,311	$—	$—
Government debt securities	2,000	—	2,000	—
Corporate debt securities	26,899	—	26,899	—
	$39,210	$10,311	$28,899	$—
Liabilities
Contingent consideration	$265	$—	$—	$265
	$265	$—	$—	$265

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$17,144	$17,144	$—	$—
Government debt securities	17,273	—	17,273	—
Corporate debt securities	45,269	—	45,269	—
	$79,686	$17,144	$62,542	$—
Liabilities
Contingent consideration	$395	$—	$—	$395
	$395	$—	$—	$395

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30, 2016
	2016	2015
	(in thousands)
Contingent Consideration (1)
Beginning balance	$395	$265
Physpeed earn-out payment	(240)	—
Loss (gain) recognized in earnings (2)	110	(132)
Ending balance	$265	$133
Net (loss) gain for the period included in earnings attributable to contingent consideration held at the end of the period	$(110)	$132
____________________________

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the unaudited consolidated statements of operations.

(2)
Changes to the estimated fair value of contingent consideration for the six months ended June 30, 2016 were primarily due to updates to present value discount factors. Changes to the estimated fair value of contingent consideration for the six months ended June 30, 2015 were primarily due to revisions to the Company's expectations of earn-out achievement.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in six months ended June 30, 2016.

7. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$147,582	$67,956
Short-term investments	28,899	43,300
Long-term investments	—	19,242
	$176,481	$130,498
Inventory consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Work-in-process	$14,276	$15,713
Finished goods	11,281	16,730
In-transit	47	—
	$25,604	$32,443

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2016	December 31, 2015
		(in thousands)
Furniture and fixtures	5	$2,612	$2,458
Machinery and equipment	3 -5	25,047	23,679
Masks and production equipment	2	8,154	8,062
Software	3	3,036	3,017
Leasehold improvements	4 -5	11,268	9,573
Construction in progress	N/A	700	62
		50,817	46,851
Less accumulated depreciation and amortization		(29,683)	(24,993)
		$21,134	$21,858
Deferred revenue and deferred profit consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Deferred revenue—rebates	$224	$118
Deferred revenue—distributor transactions	8,523	5,695
Deferred cost of net revenue—distributor transactions	(2,949)	(1,747)
	$5,798	$4,066
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Beginning balance	$20,026	$10,018
Additional liability from acquisition	—	3,486
Charged as a reduction of revenue	22,759	14,781
Reversal of unclaimed rebates	(1,302)	(63)
Payments	(23,213)	(12,443)
Ending balance	$18,270	$15,779
Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued technology license payments	$3,000	$3,000
Accrued professional fees	1,372	1,196
Accrued restructuring	1,427	1,633
Accrued litigation costs	—	534
Accrued royalty	1,170	2,042
Accrued leases - other	1,243	—
Other	4,913	6,963
	$13,125	$15,368

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

8. Stock-Based Compensation and Employee Benefit Plans
Refer to the Company’s Annual Report for a summary of the stock-based compensation and equity plans. There have been no material changes to such plans during the six months ended June 30, 2016.
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2016 was $18.15. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the six months ended June 30, 2015 was $9.98. No stock options were granted during the six months ended June 30, 2016 and 2015.
The Company recognized stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of net revenue	$51	$61	$94	$96
Research and development	3,305	3,053	6,584	5,393
Selling, general and administrative	1,746	1,680	3,533	3,024
	$5,102	$4,794	$10,211	$8,513
The total unrecognized compensation cost related to unvested stock options as of June 30, 2016 was $1.1 million, and the weighted average period over which these equity awards are expected to vest is 1.44 years. The total unrecognized compensation cost related to unvested RSUs and RSAs as of June 30, 2016 was $45.3 million, and the weighted average period over which these equity awards are expected to vest is 2.92 years.
In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense related to assumed Entropic stock options and RSUs included $0.2 million in the three and six months ended June 30, 2016, and $2.4 million in the three and six months ended June 30, 2015.
Employee Incentive Bonus
In connection with the Company's bonus programs, in May 2016, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2015 to December 31, 2015 performance period. In August 2015, we issued 0.3 million shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Restricted Stock Units and Restricted Stock Awards
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	3,642	$9.19
Granted	2,081	18.15
Vested	(1,300)	10.32
Canceled	(234)	10.87
Outstanding at June 30, 2016	4,189	13.20
The intrinsic value of restricted stock units and restricted stock awards vested was $15.7 million and $23.1 million in the three and six months ended June 30, 2016, respectively, and $12.3 million and $15.2 million in the three and six months ended June 30, 2015, respectively. The intrinsic value of restricted stock units and restricted stock awards outstanding at June 30, 2016 was $75.3 million.
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,572	$6.83
Granted(1)	—	—
Exercised	(408)	5.18
Canceled	(38)	24.32
Outstanding at June 30, 2016	3,126	$6.83	3.19	$35,481
Vested and expected to vest at June 30, 2016	3,115	$6.83	3.19	$35,367
Exercisable at June 30, 2016	2,808	$6.67	3.05	$32,376
____________________________
(1) No options were granted during the six months ended June 30, 2016.

The intrinsic value of stock options exercised was $3.2 million and $5.2 million in the three and six months ended June 30, 2016, respectively, and $1.1 million and $1.3 million in the three and six months ended June 30, 2015, respectively.
Employee Stock Purchase Rights

The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Six Months Ended June 30, 2016
Weighted-average grant date fair value per share	$5.02 - $7.44
Risk-free interest rate	0.33 - 0.38%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	59.14 - 83.71%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected life is the duration of the offering period for each grant date, which occurs on a semi-annual basis. In addition, the estimated volatility incorporates the historical volatility of the Company's daily share closing price.

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
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon the Company's review of all positive and negative evidence, including its three year U.S. cumulative pre-tax book loss and taxable loss, the Company concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at June 30, 2016. Additionally, the Company completed the acquisition of Entropic in the second quarter 2015. As a result of the acquisition, there was a valuation allowance release that resulted in a tax benefit of $1.8 million due to the purchase accounting adjustment for the net deferred tax liability. Furthermore, the Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded a provision for income taxes of $0.1 million and $1.1 million in the three and six months ended June 30, 2016, respectively, and a benefit from income taxes of $1.4 million and $1.2 million in the three and six months ended June 30, 2015, respectively. The provision for income taxes in the three and six months ended June 30, 2016 primarily relates to federal alternative minimum tax due to the Company’s limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. During the quarter ended June 30, 2016, the Company adopted ASU No. 2016-09, Improvements to Share-Based Compensation, which resulted in a reduction in the provision for income taxes of $3.5 million and $5.1 million in the consolidated statements of operations for the three and six months ended June 30, 2016 related to the inclusion of net excess tax benefits in the provision for income taxes (Note 1). The income tax benefit in the three and six months ended June 30, 2015 primarily relates to income taxes in certain foreign jurisdictions.
During the six months ended June 30, 2016, the Company’s unrecognized tax benefits increased by $2.0 million. The Company expects decreases to its unrecognized tax benefits of $0.2 million within twelve months, due to the lapse of statutes of limitations. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2016 were $0.2 million and $0.02 million, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Customers greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of total net revenue
Arris(1)	29%	30%	26%	29%
Technicolor(2)	10%	*	14%	*
WNC Corporation	*	*	11%	*
Cisco(2)	N/A	16%	N/A	15%

* Represents less than 10% of the net revenue for the respective period.
(1) In January 2016, Arris completed its acquisition of Pace. The revenue percentage attributed to Arris includes sales made to Pace in the three and six months ended June 30, 2016.
(2) In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. Prior to Technicolor's purchase of Cisco, Cisco was a significant customer in the three and six months ended June 30, 2015.
Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of total net revenue
China	84%	75%	84%	73%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances greater than 10% of accounts receivable are as follows:

	June 30,	December 31,
	2016	2015
Percentage of gross accounts receivable
WNC Corporation	12%	16%
Pegatron Corporation	23%	17%
Sernet Technologies Corporation	12%	14%
MTI Jupiter Technologies	*	13%

* Represents less than 10% of the gross accounts receivable for the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of June 30, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (six months)	$3,793	$3,638	$14,880	$22,311
2017	6,896	4,813	—	11,709
2018	6,144	891	—	7,035
2019	5,829	—	—	5,829
2020	6,177	—	—	6,177
Thereafter	7,666	—	—	7,666
Total minimum payments	$36,505	$9,342	$14,880	$60,727

On May 6, 2015, the Company amended a lease arrangement with The Campus Carlsbad, LLC, so that the current Carlsbad office space of approximately 45,000 square feet expanded to include an additional 24,000 square feet of space. The original lease, which had a term of three years and seven months with an original expiration date of November 30, 2019, was extended to an expiration date of June 30, 2022. In 2015, the Company completed tenant improvement activities and expanded into this office space. The Company was provided a tenant improvement allowance of approximately $1,543,000 for tenant improvement costs and related fees and expenses.

On November 11, 2015, the Company entered into a real property lease with The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, with respect to the lease of approximately 50,235 square feet of office and laboratory space located at 50 Parker in Irvine, California. The Company relocated its current operations in Irvine, California to the new facility in May 2016.

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
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, MaxLinear, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. MaxLinear, Sharp and VIZIO, which are collectively referred to with MaxLinear, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal resulting in final resolution of the ITC Investigation in our favor.
In addition, the Company has filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against the Company. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against the Company.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties recently completed briefing in this appeal and the case is set to proceed to oral argument. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB. Oral argument was held in these four proceedings on June 1, 2016 and June 2, 2016. Final Written Decisions from the PTAB are expected in the upcoming weeks.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC ("CF Crespe"). CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC investigation.
The Company cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business and operating results.
Trango Systems, Inc. Litigation
On August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division (Case No. 37-2016-00026197-CU-BC-CTL) against Broadcom Corporation and the Company alleging fraud, negligent misrepresentation, breach of contract, intentional interference with economic relations, negligent interference with economic relations, intentional interference with prospective economic relations, negligent interference with prospective economic relations, unlawful and unfair business acts and practices, and aiding and abetting.  The case relates to a

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

chipset the Company acquired in connection with the Company's recent acquisition of certain assets from Broadcom Corporation (Note 12).  The case was only recently filed and is in the preliminary stages.  The plaintiff seeks general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorney’s fees, punitive damages, and injunctive relief.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, management believes that there are no other currently pending litigation matters that, if determined adversely by the Company, would have a material effect on the Company's business or that would not be covered by the Company's existing liability insurance.

12. Subsequent Events

Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation

On July 1, 2016, the Company completed its previously announced acquisition of certain assets and assumption of certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation (which recently merged with Avago Technologies Limited), or Broadcom, for aggregate cash consideration of $80.0 million. The assets acquired include, among other things, certain patents and other intellectual property, certain designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued severance obligations for employees of the wireless infrastructure access line business that were hired by the Company upon close of the acquisition. The assets and liabilities to be acquired, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations.

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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and for data center, metro, and long-haul fiber networks and wireless infrastructure. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access line business in April of 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head (RRH) unit platforms. Through our recently closed acquisition of the Broadcom wireless infrastructure backhaul business in July of 2016, we also provide modem and RF transceiver solutions into cellular infrastructure backhaul applications.

Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $300.4 million in fiscal 2015. In the six months ended June 30, 2016, revenues were $204.4 million. In fiscal 2015 and in the six months ended June 30, 2016, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and MoCA connectivity solutions into broadband operator voice and data modems and gateways and global analog and digital RF receiver products for analog and digital Pay-TV applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit (DBS ODU) solutions, which consist of our translation switch (BTS) and channel stacking switch (CSS) products. These products simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications infrastructure equipment.
Products shipped to Asia accounted for 93% and 94% in the three and six months ended June 30, 2016, respectively, and 90% and 90% of net revenue in the three and six months ended June 30, 2015. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three and six months ended June 30, 2016 and 2015 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three and six months ended June 30, 2016 and 2015 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being deployed by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2016, one of our customers, Arris Group, Inc., or Arris, accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue.  In the six months ended June 30, 2016, one of our customers, Arris, accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. In the three months ended June 30, 2015, one of our customers, Arris, accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 81% of our net revenue. In the six months ended June 30, 2015, one of our customers, Arris, accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Recent Developments
On April 28, 2016, we entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. We paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's wireless infrastructure access line business, and assumed certain specified liabilities. The assets acquired include, among other things, radio frequency and analog/mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of the wireless infrastructure access line business that were rehired by the Company.
On May 9, 2016, we entered into a material definitive agreement to purchase certain assets and assume certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom. On July 1, 2016, we consummated the transactions contemplated by the purchase agreement and paid aggregate cash consideration of $80.0 million and hired certain employees of the wireless infrastructure backhaul business. The assets acquired include, among other things, certain patents and other intellectual property, certain designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued severance obligations for rehired employees of the wireless infrastructure access line business. For more information, please refer to Note 12 of our consolidated financial statements.
The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent a business as defined in ASC 805, Business Combinations. We are integrating the acquired assets and rehired employees into our existing business.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission, or SEC, on February 17, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2016, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016, other than our adoption of ASU No. 2016-09, Improvements to Share-Based Compensation during the three months ended June 30, 2016, as discussed under Recent Accounting Pronouncements below.
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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. We adopted ASU No. 2016-09 during the quarter ended June 30, 2016. The impact of adoption was to reduce the provision for income taxes and increase net income for the three and six months ended June 30, 2016 by $3.5 million and $5.1 million, respectively, and increase net income per share by $0.06 and $0.08 for the three and six months ended June 30, 2016 and increase diluted net income per share by $0.04 and $0.06 for the three and six months ended June 30, 2016. The impact of adoption on the Company's previously reported results for the three months ended March 31, 2016 is as follows:

	Three months ended March 31, 2016
	As reported	As adjusted
	(in thousands, except per share amounts)
Provision for income taxes	$2,558	$993
Net income	$19,116	$20,681
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.31
Diluted weighted average shares outstanding	65,818	66,643

There was no cumulative effect on retained earnings in the consolidated balance sheet since we have a full valuation allowance against U.S. deferred tax assets. We elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and we are also continuing to classify cash paid by us when directly withholding shares for tax withholding purposes in cash flows from financing activities.

Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of operations.
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
The following table sets forth our unaudited consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	100%	100%	100%	100%
Cost of net revenue	38	62	39	54
Gross profit	62	38	61	46
Operating expenses:
Research and development	24	34	23	37
Selling, general and administrative	16	33	15	33
Restructuring charges	—	16	1	11
Total operating expenses	40	83	39	81
Income (loss) from operations	22	(45)	22	(35)
Interest income	—	—	—	—
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	22	(45)	22	(35)
Provision for income taxes (income tax benefit)	—	(2)	1	(1)
Net income (loss)	22%	(43)%	21%	(34)%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Operator	$77,597	$53,165	$24,432	46%	$153,738	$82,033	$71,705	87%
% of net revenue	76%	75%			75%	77%
Infrastructure and other	15,943	5,155	10,788	209%	25,831	11,683	14,148	121%
% of net revenue	16%	7%			13%	11%
Legacy video SoC	8,147	12,504	(4,357)	(35)%	24,803	12,504	12,299	98%
% of net revenue	8%	18%			12%	12%
Total net revenue	$101,687	$70,824	$30,863	44%	$204,372	$106,220	$98,152	92%

Net revenue increased $30.9 million from $70.8 million in the three months ended June 30, 2015 to $101.7 million in the three months ended June 30, 2016. The increase in net revenue was due to $24.4 million of increased revenue from operator applications, related primarily to increased satellite gateway, digital and analog channel-stacking product shipments, cable gateway, and MOCA product shipments. In addition, we had a $10.8 million increase related to infrastructure and other revenues due to an increase in high-speed interconnect product shipments and, to a lesser extent, increases in shipments in other sub-categories including TV, digital-to-analog terrestrial set-top box applications, and a partial-quarter contribution from the shipment of certain wireless access products related to our acquisition of the wireless infrastructure access line business. The Legacy Video SoC application declined by $4.4 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. We do not expect to maintain the year-over-year revenue growth rates that we have recently experienced as the legacy video SoC and analog channel-stacking products we acquired from Entropic are near the end of their life cycles, which along with other factors, including but not limited to operator consolidation, could adversely affect future revenues for these product categories.

Net revenue increased $98.2 million from $106.2 million in the six months ended June 30, 2015 to $204.4 million in the six months ended June 30, 2016. The increase in net revenue was due to $71.7 million of increased revenue from operator applications, related primarily to increased satellite gateway, analog channel-stacking or aCSS, and satellite MOCA product shipments and cable MOCA product shipments. In addition, we had a $14.1 million increase related to infrastructure and other revenues due to a continued ramp of high-speed interconnect product shipments. Legacy Video SoC shipments increased by $12.3 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$38,774	$43,882	$(5,108)	(12)%	$80,289	$57,607	22,682	39%
% of net revenue	38%	62%			39%	54%
Gross profit	62,913	26,942	35,971	134%	124,083	48,613	75,470	155%
% of net revenue	62%	38%			61%	46%
Cost of net revenue decreased $5.1 million from $43.9 million in the three months ended June 30, 2015 to $38.8 million in the three months ended June 30, 2016. The decrease in cost of net revenue was primarily due to a decrease in amortization of inventory step-up costs of $13.0 million primarily related to the Entropic acquisition, partially offset by increases driven by increased sales. The increase in gross profit percentage in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was due to a decrease in amortization of inventory step-up costs of $13.0 million primarily related to the Entropic acquisition and an increase in sales of higher margin products.
Cost of net revenue increased $22.7 million from $57.6 million in the six months ended June 30, 2015 to $80.3 million in the six months ended June 30, 2016. This increase was primarily driven by increased sales. The increase in gross profit percentages in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to the decrease in amortization of inventory step-up costs of $13.0 million primarily related to the Entropic acquisition and an increase in sales of higher margin products.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$24,037	$23,993	$44	—%	$47,789	$39,274	$8,515	22%
% of net revenue	24%	34%			23%	37%
Research and development expense in the three months ended June 30, 2016 were comparable to the three months ended June 30, 2015.
The increase in research and development expense in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to increases in payroll-related expense, prototype expense, occupancy expense, depreciation expense, and outside services, all of which were primarily due to our acquisition of Entropic.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$16,505	$23,620	$(7,115)	(30)%	$30,115	$34,564	$(4,449)	(13)%
% of net revenue	16%	33%			15%	33%

The decrease in selling, general and administrative expense in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, was primarily due to expenses related to the Entropic acquisition in the prior year.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
Restructuring charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$—	$11,389	$(11,389)	100%	$2,106	$11,389	(9,283)	(82)%
% of net revenue	—%	16%			1%	11%
Restructuring charges in the six months ended June 30, 2016 primarily consisted of restructuring expenses incurred in the first quarter of 2016 related to lease arrangements assumed in connection with the Entropic acquisition.
Restructuring charges in the three and six months ended June 30, 2015 consisted of $5.8 million related to employee separation expenses and $5.6 million in impairment charges related to lease arrangements in connection with the Entropic acquisition.
Interest and Other Expense, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$167	$51	$116	227%	$337	$121	$216	179%
Other income (expense), net	124	(22)	146	(664)%	(74)	(56)	(18)	32%
The increase in interest income in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was due to higher cash and cash equivalent and investment balances. The changes in other income (expense), net was primarily due to fluctuations in foreign currency transactions at the United Kingdom and Asia subsidiaries.
The increase in interest income in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was due to higher cash and cash equivalent and investment balances. The decrease in other expense, net was primarily due to fluctuations in foreign currency transactions at the Israel and Asia subsidiaries.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision (benefit) from income taxes	$78	$(1,384)	$1,462	(106)%	$1,071	$(1,180)	2,251	(191)%
% of net revenue	—%	(2)%			1%	(1)%
The provision for income taxes in the three months ended June 30, 2016 was $0.1 million or approximately 0% of pre-tax income compared to a benefit from income taxes of $1.4 million or approximately 2% of pre-tax loss in the three months ended June 30, 2015. The provision for income taxes in the six months ended June 30, 2016 was $1.1 million or approximately 1% of pre-tax income compared to a benefit from income taxes of $1.2 million or approximately 1% of pre-tax loss in the six months ended June 30, 2015.

The provision for income taxes for the three and six months ended June 30, 2016 primarily relates to federal alternative minimum tax due to our limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the quarter ended June 30, 2016, we adopted ASU No. 2016-09, Improvements to Share-Based Compensation, which resulted in a reduction to the provision for income taxes of $3.5 million and $5.1 million in the unaudited statement of operations for the three and six months ended June 30, 2016, respectively, related to the inclusion of net excess tax benefits in the provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2015 primarily relates to income taxes in certain foreign jurisdictions.
We continue to maintain a valuation allowance to offset the federal and California deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, including our three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at June 30, 2016. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Until such time that we remove the valuation allowance against our federal and California deferred tax assets, our provision for income taxes will primarily consist of federal and state income taxes and income taxes in certain foreign jurisdictions.  Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
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

Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $147.6 million, short-term investments of $28.9 million, and net accounts receivable of $44.3 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of businesses, property and equipment and intangible assets. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation and amortization and depreciation of acquired intangible assets, step-ups of acquired inventory to fair value and property and equipment, and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Following is a summary of our working capital and cash and cash equivalents and investments for the periods indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Working capital	$195,787	$134,170
Cash and cash equivalents	$147,582	$67,956
Short-term investments	28,899	43,300
Long-term investments	—	19,242
Total cash and cash equivalents and investments	$176,481	$130,498
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$71,299	$8,402
Net cash provided by investing activities	7,634	28,065
Net cash provided by (used in) financing activities	689	(512)
Effect of exchange rates on cash and cash equivalents	4	80
Net increase in cash and cash equivalents	$79,626	$36,035
Cash Flows from Operating Activities
Net cash provided by operating activities was $71.3 million for the six months ended June 30, 2016. Net cash provided by operating activities primarily consisted of net income of $43.3 million, $15.7 million in non-cash operating expenses, and $12.4 million in changes in operating assets and liabilities. Non-cash items included in net income for the six months ended June 30, 2016 primarily consisted of depreciation and amortization expense of $9.9 million and stock-based compensation of $10.2 million.

Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2015. Net cash provided by operating activities primarily consisted of $40.9 million in non-cash operating expenses and $2.9 million in changes in operating assets and liabilities, partially offset by a net loss of $35.4 million. Non-cash items included in net loss for the six months ended June 30, 2015 primarily included depreciation and amortization expense of $13.9 million, amortization of inventory step-up of $13.3 million, stock-based compensation of $10.0 million and impairment of lease of $5.6 million, partially offset by deferred income taxes of $2.0 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $7.6 million for the six months ended June 30, 2016. Net cash provided by investing activities consisted primarily of $81.0 million in maturities of securities, partially offset by $47.3 million in purchases of securities, $21.0 million for the purchase of the wireless infrastructure access line business, and $4.7 million in purchases of property and equipment.

Net cash provided by investing activities was $28.1 million for the six months ended June 30, 2015. Net cash provided by investing activities consisted of $53.1 million in maturities of securities, partially offset by $3.6 million cash used our acquisition of Entropic, $20.0 million in purchases of securities and $1.5 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2016, and consisted primarily of $4.3 million in net proceeds from issuance of common stock, offset by $3.6 million in minimum tax withholding paid on behalf of employees for restricted stock units.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2015, and consisted primarily of $3.5 million in net proceeds from issuance of common stock, offset by $3.2 million in minimum tax withholding paid on behalf of employees for restricted stock units, deferred issuance costs of $0.7 million and repurchases of common stock of $0.1 million.
We believe that our $147.6 million of cash and cash equivalents and $28.9 million in short-term investments at June 30, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. On July 1, 2016, we used $80.0 million of cash to purchase the wireless infrastructure backhaul business of Broadcom. Our cash and cash equivalents in recent years have been favorably affected by our Entropic acquisition and our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in May 2016, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the July 1, 2015 to December 31, 2015 performance period. In August 2015, we issued 0.3 million shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of June 30, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (six months)	$3,793	$3,638	$14,880	$22,311
2017	6,896	4,813	—	11,709
2018	6,144	891	—	7,035
2019	5,829	—	—	5,829
2020	6,177	—	—	6,177
Thereafter	7,666	—	—	7,666
Total minimum payments	$36,505	$9,342	$14,880	$60,727

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We had cash and cash equivalents of $147.6 million at June 30, 2016 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of our investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO, also referred to as the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. which are collectively referred to with us, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of Maxlinear’s accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.
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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal, resulting in a final determination of the ITC Investigation in our favor.
In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties recently completed briefing in this appeal and the case is set to proceed to oral argument. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB. Oral argument was held in these four proceedings on June 1, 2016 and June 2, 2016. Final Written Decisions from the PTAB are expected in the upcoming weeks.

On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC ("CF Crespe”). CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC investigation.
We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.
Trango Systems, Inc. Litigation
On August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division (Case No. 37-2016-00026197-CU-BC-CTL) against Broadcom Corporation and us alleging fraud, negligent misrepresentation, breach of contract, intentional interference with economic relations, negligent interference with economic relations, intentional interference with prospective economic relations, negligent interference with prospective economic relations, unlawful and unfair business acts and practices, and aiding and abetting.  The case relates to a chipset we acquired in connection with our recent acquisition of certain assets from Broadcom Corporation.  The case was only recently filed and is in the preliminary stages.  The plaintiff seeks general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorney’s fees, punitive damages, and injunctive relief.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, management believes that there are no other currently pending litigation matters that, if determined adversely by the Company, would have a material effect on the Company's business or that would not be covered by the Company's existing liability insurance.

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
The global semiconductor market in general, and the broadband RF receiver market and communications infrastructure markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price, as well as on the basis of our customer support, the quality of our product roadmap and our reputation. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.
As our products are integrated into a variety of electronic devices, we compete with suppliers of traditional silicon RF receivers, with providers of physical medium devices for optical interconnect markets, and with providers of modems and transceivers into various communications infrastructure markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, optical module, and wired and wireless communications infrastructure equipment manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd (recently created through the merger of Broadcom Corporation and Avago Technologies Limited), Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation (which recently acquired PMC-Sierra, Inc.), and Analog Devices are competitors. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our wired and wireless communications infrastructure solutions are vertically integrated module or systems manufacturers, where we compete with internally supplied components.
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

For fiscal 2015, two customers accounted for 41% of our net revenue, and our ten largest customers accounted for 76% of our net revenue. For the six months ended June 30, 2016, three customers accounted for 51% of our net revenue, and our ten largest customers accounted for 75% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the three and six months ended June 30, 2016, revenue directly attributable to operator applications accounted for approximately 76% and 75%, respectively, of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition. In particular, we expect that the acquisition of Time Warner Cable by Charter Communications, could create additional revenue uncertainty or adversely affect our legacy video SoC revenues.
If we fail to penetrate new markets, specifically the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of televisions, terrestrial set-top boxes for sale in various markets worldwide, cable broadband voice and data modems and gateways, pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Cisco Systems, Inc. (whose connected devices business was acquired by Technicolor in November 2015), Arris Group, Inc. (includes Pace plc acquired by Arris Group, Inc. in January 2016), Humax Co., Ltd., Samsung Electronics Co., Ltd., and Technicolor S.A. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Time Warner Cable Inc., AT&T, and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. In the three and six months ended June 30, 2016, our research and development expense was $24.0 million and $47.8 million, respectively. In the three and six months ended June 30, 2016, we continued to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
In addition to the acquisition of the wireless infrastructure backhaul business of Broadcom Corporation, which we completed in the third quarter of fiscal 2016, we also acquired the wireless infrastructure access line business of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers, distributors and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses, including the wireless infrastructure backhaul business of Broadcom Corporation, the wireless infrastructure access line business of Microsemi Storage Solutions, Inc., Entropic Communications, Inc. and Physpeed, Co., Ltd., include those associated with:

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
Highly complex products like our broadband RF receivers and RF receiver SoCs, physical medium devices for optical modules, and RF transceiver and modem solutions for wireless infrastructure markets may contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, defects and bugs and, in particular, have identified liabilities of several million dollars arising from warranty claims related to legacy Entropic products. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the legacy Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
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
We have settled in the past and are currently a party to intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
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
In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that are already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six IPR proceedings filed involving the two CrestaTech patents asserted against us.  In October 2015, the PTAB issued final decisions in two of the six IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties recently completed briefing in this appeal and the case is set to proceed to oral argument. The remaining two claims of the ‘585 Patent are included in at least one of the four IPR proceedings instituted and currently pending before the PTAB. Oral argument was held in these four proceedings on June 1, 2016 and June 2, 2016. Final Written Decisions from the PTAB are expected in the upcoming weeks.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC (CF Crespe”). CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC investigation.
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
In the six months ended June 30, 2016, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, terrestrial set-top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a declining but not insignificant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we have recently expanded into the market for and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions have entered the markets for wireless telecommunications infrastructure and cable network infrastructure. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the RF receiver or RF receiver SoC, physical medium devices for optical modules, and RF transceivers and modem for wireless telecommunications infrastructure, or changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a significant but declining portion of our products to customers through our distributors, who maintain their own inventories of our products. For the six months ended June 30, 2016, sales through distributors accounted for 18% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA SoCs, DBS-ODU SoCs, physical medium devices for optical modules, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, and cable operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months or more for the cable operator and telecommunications infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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

Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations or accounting principles generally accepted in those jurisdictions. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. We adopted amendments to U.S. generally accepted accounting principles related to stock-based compensation in the second quarter of 2016 and included excess tax benefits associated with employee stock-based compensation in income tax expense, which reduced our income tax expense for the three and six months ended June 30, 2016 by $3.5 million and $5.1 million, respectively. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

The Federal examination by the Internal Revenue Service for the years 2010 and 2011 was completed during the three months ended March 31, 2014. We are still subject to examination for 2012 through 2015. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Based upon our review of all positive and negative evidence, including our three year U.S. cumulative pre-tax book loss and taxable loss, we concluded that a full valuation allowance should continue to be recorded against our U.S. net deferred tax assets at June 30, 2016.
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
We sell our products throughout the world. Products shipped to Asia accounted for 93% and 94% of our net revenue in the three and six months ended June 30, 2016, respectively. In addition, as of June 30, 2016, approximately 37% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, and South Korea. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through August 30, 2016. We cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
As of June 30, 2016, our founders who are existing employees of MaxLinear, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 10% of our outstanding capital stock, representing approximately 48% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2016, we had 57.3 million shares of Class A common stock and 6.7 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. We issued 0.2 million shares of our Class A common stock for the July 1, 2015 to December 31, 2015 performance period on May 13, 2016. We expect to issue additional shares of Class A common stock in August 2016 for the first half 2016 fiscal performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
We completed our recent acquisitions in April 2015, April 2016, and July 2016. While we believe the integration process is substantially complete for Entropic, we are in the beginning stages of the integration process for our April 2016 and July 2016 acquisitions. We cannot ensure that implementation of remaining integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
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
We have incurred and expect to continue to incur substantial expenses related to the operational integration of our recent acquisitions.
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
We have recorded goodwill and other intangible assets that could become impaired and adversely affect our future operating results.
The acquisitions of Entropic and the wireless infrastructure access line business of Microsemi are accounted for under the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. The acquisition of the wireless infrastructure backhaul business of Broadcom will also be accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded, as of completion, at their respective fair values and added to our existing assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition reflect acquired businesses' balances and results but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date.  Any impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock. For example, in the quarter ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of June 30, 2016, our balance sheet reflected goodwill of $56.7 million and other intangible assets of $60.7 million, including IPR&D intangible assets of $4.5 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the six months ended June 30, 2016, we issued an aggregate of 0.15 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.3 million in the six months ended June 30, 2016 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of June 30, 2016, options to purchase an aggregate of 1.0 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
10.1
Asset Purchase Agreement dated as of April 28, 2016, by and between MaxLinear, Inc. and Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on April 28, 2016).

10.2
Asset Purchase Agreement dated as of May 9, 2016, by and between MaxLinear, Inc. and Broadcom Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on May 9, 2016).

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

MAXLINEAR, INC.

(Registrant)

Date:	August 8, 2016	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
10.1
Asset Purchase Agreement dated as of April 28, 2016, by and between MaxLinear, Inc. and Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on April 28, 2016).

10.2
Asset Purchase Agreement dated as of May 9, 2016, by and between MaxLinear, Inc. and Broadcom Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on May 9, 2016).

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