Form 10-Q
period 2016-09-30
MAXLINEAR INC
filed 2016-11-07
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2016, the registrant had 57,866,132 shares of Class A common stock, par value $0.0001, and 6,666,777 shares of Class B common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$56,076	$67,956
Short-term investments, available-for-sale	42,146	43,300
Accounts receivable, net	49,672	42,399
Inventory	32,119	32,443
Prepaid expenses and other current assets	6,831	3,904
Total current assets	186,844	190,002
Property and equipment, net	21,950	21,858
Long-term investments, available-for-sale	12,020	19,242
Intangible assets, net	109,885	51,355
Goodwill	75,794	49,779
Other long-term assets	1,883	2,269
Total assets	$408,376	$334,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,061	$6,389
Deferred revenue and deferred profit	5,294	4,066
Accrued price protection liability	17,112	20,026
Accrued expenses and other current liabilities	16,682	15,368
Accrued compensation	8,342	9,983
Total current liabilities	54,491	55,832
Deferred rent	9,470	11,427
Other long-term liabilities	5,712	4,322

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 57,860 and 55,737 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6	5
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,665 shares issued and outstanding at September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	407,928	384,961
Accumulated other comprehensive loss	(952)	(822)
Accumulated deficit	(68,280)	(121,221)
Total stockholders’ equity	338,703	262,924
Total liabilities and stockholders’ equity	$408,376	$334,505
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$96,324	$95,191	$300,696	$201,411
Cost of net revenue	40,820	44,141	121,109	101,748
Gross profit	55,504	51,050	179,587	99,663
Operating expenses:
Research and development	25,921	23,491	73,710	62,765
Selling, general and administrative	17,619	25,457	47,734	60,021
IPR&D impairment losses	1,300	—	1,300	—
Restructuring charges	—	425	2,106	11,814
Total operating expenses	44,840	49,373	124,850	134,600
Income (loss) from operations	10,664	1,677	54,737	(34,937)
Interest income	89	47	426	168
Other income (expense), net	10	407	(64)	351
Income (loss) before income taxes	10,763	2,131	55,099	(34,418)
Provision for income taxes (income tax benefit)	1,084	549	2,155	(631)
Net income (loss)	$9,679	$1,582	$52,944	$(33,787)
Net income (loss) per share:
Basic	$0.15	$0.03	$0.83	$(0.67)
Diluted	$0.14	$0.03	$0.79	$(0.67)
Shares used to compute net income (loss) per share:
Basic	64,241	60,644	63,454	50,528
Diluted	67,832	63,209	67,354	50,528

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9,679	$1,582	$52,944	$(33,787)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and nine months ended September 30, 2016 and 2015	(8)	66	166	99
Less: Reclassifications to realized gain on sales and maturities of investments, net of tax of $0 for the three and nine months ended September 30, 2016 and 2015	1	—	(49)	—
Unrealized gain (loss) on investments, net of tax	(7)	66	117	99
Foreign currency translation adjustments, net of tax benefit of $41 and $68 for the three and nine months ended September 30, 2016 and $0 for the three and nine months ended September 30, 2015 (1)	8	(755)	(247)	(675)
Foreign currency translation adjustments, net of tax	8	(755)	(247)	(675)
Other comprehensive income (loss)	1	(689)	(130)	(576)
Total comprehensive income (loss)	$9,680	$893	$52,814	$(34,363)

(1) Tax amount recognized in Other Long-Term Liabilities of the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income (loss)	$52,944	$(33,787)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	18,743	31,162
Impairment of IPR&D assets	1,300	—
Provision for losses on accounts receivable	87	—
Provision for inventory reserves	9	—
Amortization of investment premiums, net	95	261
Amortization of inventory step-up	2,989	14,244
Stock-based compensation	16,475	15,052
Deferred income taxes	215	(1,709)
(Gain) loss on disposal of property and equipment	48	(39)
(Gain) loss on sale of available-for-sale securities	(50)	21
Change in fair value of contingent consideration	209	(123)
Impairment of long-lived assets	—	153
Impairment of lease	—	6,161
Loss on foreign currency	66	—
Excess tax benefits on stock-based awards	(6,042)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,360)	5,971
Inventory	6,955	(10,069)
Prepaid expenses and other assets	(365)	700
Accounts payable, accrued expenses and other current liabilities	2,497	(8,822)
Accrued compensation	3,357	4,845
Deferred revenue and deferred profit	1,228	526
Accrued price protection liability	(2,914)	6,200
Other long-term liabilities	(772)	(264)
Net cash provided by operating activities	89,714	30,483
Investing Activities
Purchases of property and equipment	(6,828)	(1,480)
Purchases of intangible assets	(390)	(100)
Cash used in acquisition, net of cash acquired	(101,000)	(3,615)
Purchases of available-for-sale securities	(80,263)	(45,680)
Maturities of available-for-sale securities	88,711	57,508
Net cash provided by (used in) investing activities	(99,770)	6,633
Financing Activities
Repurchases of common stock	(3)	(101)
Net proceeds from issuance of common stock	4,450	6,346
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,184)	(4,528)
Equity issuance costs	—	(705)
Net cash provided by (used in) financing activities	(1,737)	1,012
Effect of exchange rate changes on cash and cash equivalents	(87)	(675)
Increase (decrease) in cash and cash equivalents	(11,880)	37,453
Cash and cash equivalents at beginning of period	67,956	20,696
Cash and cash equivalents at end of period	$56,076	$58,149
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,483	$—
Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$578	$—
Issuance of accrued share-based bonus plan	$7,649	$5,459
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. MaxLinear's customers include module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including Pay-TV operator set-top boxes, DOCSIS data and voice gateways, hybrid analog and digital televisions and consumer terrestrial set-top boxes, Direct Broadcast Satellite outdoor units, optical modules for data center, metro, and long-haul transport network applications, and RF transceivers and modem solutions for wireless carrier infrastructure applications. The Company is a fabless semiconductor company focusing its resources on the design, sale and marketing of its products.
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

The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 17, 2016, as amended by Amendment No. 1 filed with the SEC on April 28, 2016, or the Annual Report. Certain prior period amounts have been reclassified to conform with the current period presentation. Interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2016, other than the adoption of ASU No. 2016-09, Improvements to Share-Based Compensation during the second quarter of 2016, as discussed under Recent Accounting Pronouncements below.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of the Company’s revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial position and results of operations; however, the change could have a significant impact on the Company’s revenues for the year ending December 31, 2018 and comparative periods presented, depending on the volume and amount of distributor transactions for such periods.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this Update are effective for the Company beginning in the first quarter of fiscal 2017 and should be applied prospectively. The adoption of the amendments in this Update are not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this Update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities, including the Company, that have material leases greater than twelve months.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in the Company's Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. For the three and nine months ended September 30, 2016 the impact on the Company's results of operations was to reduce the provision for income taxes and increase net income by $0.9

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

million and $6.0 million, respectively, and increase basic net income per share by $0.01 and $0.09 for the three and nine months ended September 30, 2016, respectively, and increase diluted net income per share by $0.01 and $0.08 for the three and nine months ended September 30, 2016, respectively. The increase to diluted net income per share includes the effect of the reduction of the tax provision and an increase in the number of incremental shares used in computing diluted EPS by 833,000 shares and 856,000 shares for the three and nine months ended September 30, 2016, respectively (Note 2).

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this Update are effective for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statement of cash flows.
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
As a result of the Company's adoption of ASU No. 2016-09 in the second quarter 2016, excess tax benefits and tax deficiencies are no longer recognized in additional paid-in capital. As a result, when computing diluted EPS using the treasury stock method, fewer hypothetical shares can be repurchased resulting in a greater number of incremental shares being issued upon the exercise of share-based payment awards. The impact of adoption of ASU No. 2016-09 on diluted income (loss) per share (Note 1) is to increase net income due to the inclusion of excess tax benefits in the provision for income taxes (income tax benefit) by $0.9 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, and to increase the number of incremental shares used in computing diluted EPS by 833,000 shares and 856,000 shares for the three and nine months ended September 30, 2016, respectively, or an increase to diluted net income per share of $0.01 per share and $0.08 per share for the three and nine months ended September 30, 2016, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$9,679	$1,582	$52,944	$(33,787)
Denominator:
Weighted average common shares outstanding—basic	64,241	60,644	63,454	50,528
Dilutive common stock equivalents	3,591	2,565	3,900	—
Weighted average common shares outstanding—diluted	67,832	63,209	67,354	50,528
Net income (loss) per share:
Basic	$0.15	$0.03	$0.83	$(0.67)
Diluted	$0.14	$0.03	$0.79	$(0.67)
The Company excluded 1.5 million and 1.0 million common stock equivalents for the three and nine months ended September 30, 2016, respectively, and 1.0 million common stock equivalents for the three months ended September 30, 2015, resulting from outstanding equity awards for the calculation of diluted net income per share due to their anti-dilutive nature. For the nine months ended September 30, 2015, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from diluted net loss per share as the impact was anti-dilutive.
3. Business Combination
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation

On July 1, 2016, the Company consummated the transactions contemplated by an asset purchase agreement entered into with Broadcom Corporation. The Company paid cash consideration of $80.0 million for the purchase of certain assets of Broadcom's wireless infrastructure backhaul business, and the assumption of certain liabilities. The assets acquired include, among other things, digital baseband, radio frequency, or RF, and analog/mixed signal patents and other intellectual property, in-production and next-generation digital baseband and RF transceiver integrated circuit and reference platform designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property and equipment. The liabilities assumed include, among other things, product warranty obligations, liabilities related to technologies acquired, and a payable to Broadcom as reimbursement of costs associated with the termination of those employees of the wireless infrastructure backhaul business who were not hired by MaxLinear upon the closing of the acquisition. The acquired assets and assumed liabilities, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations. The Company is currently in the process of integrating the acquired assets and rehired employees into the Company's existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition, non-solicitation, and indemnification provisions.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following is a preliminary allocation of purchase price as of the July 1, 2016 closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
(in thousands)
Fair value of consideration transferred:
Cash	$80,000

Preliminary purchase price allocation:
Inventory	$8,715
Other current assets	2,181
Property and equipment, net	1,616
Identifiable intangible assets	56,300
Accrued expenses and other current liabilities	(5,690)
Accrued compensation	(2,202)
Identifiable net assets acquired	60,920
Goodwill	19,080
Total purchase price	$80,000
The estimated fair value of assets acquired and liabilities assumed performed for the purposes of these unaudited consolidated financial statements was primarily limited to the preliminary identification and valuation of intangible assets and inventory by independent valuation specialists. Estimates of fair value require management to make significant estimates and assumptions that are preliminary and subject to change upon finalization of the valuation analysis. Although final determination may result in different asset and liability fair values, it is not expected that such differences will be material to understanding the impact of the transaction on the financial results of MaxLinear. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the wireless infrastructure backhaul business with the operations of MaxLinear.
The Company used cash and cash equivalents on hand of $80.0 million to fund the acquisition.
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Access Business of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
On April 28, 2016, the Company entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. The Company paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's wireless infrastructure access business, and assumed certain liabilities. The assets acquired include, among other things, radio frequency and analog/mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, product warranty obligations, accrued vacation and severance obligations for employees of the wireless infrastructure access business that were hired by the Company upon close of the acquisition. The acquired assets and assumed liabilities, together with the rehired employees, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and rehired employees into the Company's existing business. The asset purchase agreement also contains customary representations, warranties and covenants, including non-competition, non-solicitation, and indemnification provisions. In connection with the acquisition, the Company entered into a transition services agreement with Microsemi for the purpose of Microsemi providing interim operations and general and administrative support to the Company.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following allocation of purchase price as of the April 28, 2016 closing date was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
(in thousands)
Fair value of consideration transferred:
Cash	$21,000

Purchase price allocation:
Inventory	$912
Property and equipment	21
Identifiable intangible assets	13,600
Warranty obligations	(12)
Accrued expenses	(456)
Identifiable net assets acquired	14,065
Goodwill	6,935
Total purchase price	$21,000
The fair value of assets acquired and liabilities assumed performed for the purposes of these unaudited consolidated financial statements was primarily limited to the identification and valuation of intangible assets and inventory by independent valuation specialists. The valuation analysis performed by independent valuation specialists was finalized during the period ended September 30, 2016. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the wireless infrastructure access business with the operations of MaxLinear.
The Company used cash and cash equivalents on hand of $21.0 million to fund the acquisition.

The total goodwill recorded in connection with the acquisitions of the wireless infrastructure access and backhaul businesses was $6.9 million and $19.1 million, respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions had occurred at the beginning of fiscal year 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net revenue – proforma combined	$96,324	$104,326	$311,709	$227,428
Net income (loss) – proforma combined	$11,806	$(4,793)	$42,423	$(70,311)

The following adjustments were included in the unaudited pro forma combined net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net revenue	$96,324	$95,191	$300,696	$201,411
Add: Net revenue – acquired businesses	—	9,135	11,013	26,017
Net revenues – proforma combined	$96,324	$104,326	$311,709	$227,428

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$9,679	$1,582	$52,944	$(33,787)
Add: Results of operations – acquired businesses	—	(3,452)	(8,822)	(16,291)
Less: Proforma adjustments
Depreciation of property and equipment	—	(221)	(397)	(597)
Amortization of intangible assets	250	(2,552)	(3,993)	(10,125)
Amortization of inventory step-up	—	—	—	(5,641)
Impairment of intangible assets	1,300	(1,300)	1,300	(1,300)
Acquisition and integration expenses	569	—	2,010	—
Income taxes	8	1,150	(619)	(2,570)
Net income (loss) – proforma combined	$11,806	$(4,793)	$42,423	$(70,311)

Net income (loss) per share – proforma combined:
Basic	$0.18	$(0.08)	$0.67	$(1.39)
Diluted	$0.17	$(0.08)	$0.63	$(1.39)
Shares used to compute net income (loss) per share – proforma combined:
Basic	64,241	60,644	63,454	50,528
Diluted	67,832	60,644	67,354	50,528

The pro forma combined financial information for the nine months ended September 30, 2015 includes aggregate non-recurring adjustments of $9.3 million consisting of amortization of inventory step-up and intangible assets of $5.6 million and $2.4 million, respectively, for which the related assets have useful lives of less than one year, and impairment of intangible assets of $1.3 million. The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisitions actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisitions in the Company's unaudited consolidated statements of operations.

For the three months ended September 30, 2016, $6.2 million of revenue and $4.6 million of gross profit, excluding $3.6 million of amortization of acquired intangible assets and the inventory fair-value step-up of the wireless infrastructure access business and wireless infrastructure backhaul business since the acquisition date are included in the Company's consolidated statements of operations.

For the nine months ended September 30, 2016, $7.0 million of revenue and $5.0 million of gross profit, excluding $4.2 million of amortization of acquired intangible assets and the inventory fair-value step-up of the wireless infrastructure access business and wireless infrastructure backhaul business since the acquisition date are included in the Company's consolidated statements of operations.

Acquisition and integration-related costs of $0.6 million and $2.0 million related to the acquisitions of the wireless infrastructure access business and wireless infrastructure backhaul business were included in selling, general, and administrative expenses in the Company's statement of operations for the three and nine months ended September 30, 2016.

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
Refer to Note 4 for disclosures following this acquisition for the three and nine months ended September 30, 2016 and 2015.
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
The following disclosures regarding this acquisition are for the three and nine months ended September 30, 2016 and 2015.
Compensation Arrangements
In connection with the acquisition of Physpeed, the Company agreed to pay additional consideration in future periods. The definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed, which will be paid over a two year period contingent upon continued employment. Quarterly payments of $0.2 million began on January 31, 2015 and ended on October 31, 2016. Certain employees of Physpeed will be paid a total of $0.1 million of which $0.07 million was paid in 2015 and $0.05 million is being paid in 2016. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and are being recorded as post-combination compensation expense in the Company's financial statements during the service period.
Earn-Out
The definitive merger agreement also provides for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount is determined by multiplying $0.375 million by a 2015 revenue percentage that is defined in the definitive merger agreement. The 2016 earn-out amount is determined by multiplying $0.375 million by a 2016 revenue percentage that is defined in the definitive merger agreement. Subsequent changes to the fair value are recorded through earnings. The fair value of the earn-out was $0.4 million and $0.4 million at September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company paid $0.2 million for the 2015 earn-out (Note 6).
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
The Company recorded compensation expense for the 2015 RSUs over a 14 month service period from October 31, 2014 through December 31, 2015. The Company records compensation expense for the 2016 RSUs over a 26-month service period, which started from October 31, 2014 and runs through December 31, 2016. The Company has recorded an accrual for the stock-based compensation expense for the 2015 and 2016 RSUs of $1.4 million and $1.9 million at September 30, 2016 and December 31, 2015, respectively. The Company issued the 2015 RSUs in February 2016 and no related accrual for the 2015 revenue period was outstanding at September 30, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

4. Restructuring Activity
In connection with the Company's acquisition of Entropic, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company has terminated the employment of 87 Entropic employees since the acquisition closing date. The Company did not incur any associated employee separation charges in the three and nine months ended September 30, 2016, as such terminations did not occur during such periods. The Company recognized non-recurring employee separation charges of approximately $5.7 million in the nine months ended September 30, 2015 related to these terminations. During the three months ended September 30, 2015, the Company recorded a $0.1 million reduction in employee separation charges.
Additionally, in connection with the restructuring plan, the Company ceased use of the former Entropic headquarters in 2015. The Company recognized lease charges of $0 and $2.0 million in the three and nine months ended September 30, 2016, respectively, and $0.6 million and $6.2 million in the three and nine months ended September 30, 2015, respectively, based on the adjustment to the net present value of the remaining lease obligation on the cease of use date as well as the execution of the final sublease. The Company believes all restructuring charges related to the Entropic acquisition have been incurred as of September 30, 2016.
The following table presents the activity related to the plan, which is included in restructuring charges in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Employee separation expenses	$—	$(143)	$—	$5,653
Lease related charges (1)	—	568	1,976	6,161
Other	—	—	130	—
	$—	$425	$2,106	$11,814
____________________________

(1)
The lease related charges for the nine months ended September 30, 2016, include $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured prior to the completion of the acquisition of Entropic. The Company recorded a charge to the lease restructuring due to changes in market conditions. In the three months ended September 30, 2016, no offsets to restructuring charges related to Entropic leases are included.

The following table presents a roll-forward of the Company's restructuring liability as of September 30, 2016, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets:

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2015	$75	$2,030	$1,311	$3,416
Restructuring charges (1)	—	1,976	130	2,106
Cash payments	(9)	(3,340)	(1,385)	(4,734)
Non-cash charges	(66)	202	(20)	116
Liability as of September 30, 2016	$—	$868	$36	$904
____________________________

(1)
The lease related charges for the nine months ended September 30, 2016, include $0.4 million in offsets to restructuring charges related to an Entropic lease that was restructured during to the completion of the acquisition of Entropic. The Company recorded a charge to the lease restructuring due to changes in market conditions. In the three months ended September 30, 2016, no offsets to restructuring charges related to Entropic leases are included.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

Carrying Value
(in thousands)
Balance as of January 1, 2016	$49,779
Acquisition of wireless infrastructure access business	6,935
Acquisition of wireless infrastructure backhaul business	19,080
Balance as of September 30, 2016	$75,794

Goodwill is not amortized, but is tested for impairment using a two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized for three and nine months ended September 30, 2016 and 2015.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		September 30, 2016			December 31, 2015
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$3,311	$(2,917)	$394	$2,921	$(2,725)	$196
Developed technology	7	74,700	(10,882)	63,818	47,000	(4,652)	42,348
Trademarks and trade names	7	1,700	(344)	1,356	1,700	(162)	1,538
Customer relationships	3.7	20,000	(3,036)	16,964	4,700	(627)	4,073
Covenants non-compete	3	900	(81)	819	—	—	—
Backlog	0.5	26,600	(25,566)	1,034	24,200	(24,200)	—
		$127,211	$(42,826)	$84,385	$80,521	$(32,366)	$48,155
Amortization expense related to intangible assets was $5.8 million and $10.5 million in the three and nine months ended September 30, 2016, respectively, and $13.8 million and $23.2 million in the three and nine months ended September 30, 2015, respectively.

The following table sets forth the activity during the nine months ended September 30, 2016 related to finite-lived intangible assets resulting from the acquisition of the wireless infrastructure access business, wireless infrastructure backhaul business, other additions and amortization of acquired finite-lived intangible assets:

Carrying Amount
(in thousands)
Balance as of December 31, 2015	$48,155
Acquisition of wireless infrastructure access business	12,300
Acquisition of wireless infrastructure backhaul business	34,000
Other additions	390
Amortization	(10,460)
Balance as of September 30, 2016	$84,385

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2016:

Amortization
(in thousands)
2016 (three months)	$5,623
2017	18,360
2018	18,343
2019	12,042
2020	11,228
2021	10,850
Thereafter	7,939
Total	$84,385
Indefinite-lived Intangible Assets
The following table sets forth the activity of the Company’s indefinite-lived intangible assets, which consists of in-process research and development technology:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2015	$3,200
Acquisition of wireless infrastructure access business	1,300
Acquisition of wireless infrastructure backhaul business	22,300
IPR&D impairment losses (1)	(1,300)
Balance as of September 30, 2016	$25,500
_________________________________

(1)	IPR&D impairment losses related to abandonment of IPR&D of the wireless infrastructure access business.

The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. Impairment losses related to long-lived assets of $1.3 million, which consisted of all of the IPR&D of the wireless infrastructure access business, were recognized for the three and nine months ended September 30, 2016. No impairment losses related to long-lived assets were recognized for the three and nine months ended September 30, 2015.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

6. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$115	$—	$—	$115
Government debt securities	24,031	5	(3)	24,033
Corporate debt securities	30,133	2	(2)	30,133
	54,279	7	(5)	54,281
Less amounts included in cash and cash equivalents	(115)	—	—	(115)
	$54,164	$7	$(5)	$54,166

Fair Value at September 30, 2016
(in thousands)
Liabilities
Contingent Consideration	$364
Total	$364

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$17,144	$—	$—	$17,144
Government debt securities	17,303	—	(30)	17,273
Corporate debt securities	45,353	—	(84)	45,269
	79,800	—	(114)	79,686
Less amounts included in cash and cash equivalents	(17,144)	—	—	(17,144)
	$62,656	$—	$(114)	$62,542

Fair Value at December 31, 2015
(in thousands)
Liabilities
Contingent Consideration	$395
Total	$395
At September 30, 2016, the Company held 15 government and corporate debt securities with an aggregate fair value of $26.6 million that were in an unrealized loss position for less than 12 months. No securities have been in unrealized loss positions for greater than 12 months. Gross unrealized losses were immaterial at September 30, 2016, and represented temporary impairments on government agency and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of September 30, 2016.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of September 30, 2016, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of September 30, 2016 and December 31, 2015 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 0.04 at September 30, 2016 and 0.41 at December 31, 2015. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2016
	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$115	$115	$—	$—
Government debt securities	24,033	—	24,033	—
Corporate debt securities	30,133	—	30,133	—
	$54,281	$115	$54,166	$—
Liabilities
Contingent consideration	$364	$—	$—	$364
	$364	$—	$—	$364

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$17,144	$17,144	$—	$—
Government debt securities	17,273	—	17,273	—
Corporate debt securities	45,269	—	45,269	—
	$79,686	$17,144	$62,542	$—
Liabilities
Contingent consideration	$395	$—	$—	$395
	$395	$—	$—	$395
The following summarizes the activity in Level 3 financial instruments:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Contingent Consideration (1)
Beginning balance	$395	$265
Physpeed earn-out payment	(240)	—
Loss (gain) recognized in earnings (2)	209	(123)
Ending balance	$364	$142
Net (loss) gain for the period included in earnings attributable to contingent consideration held at the end of the period	$(209)	$123
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

(2)
Changes to the estimated fair value of contingent consideration for the nine months ended September 30, 2016 were primarily due to updates to present value discount factors. Changes to the estimated fair value of contingent consideration for the nine months ended September 30, 2015 were primarily due to revisions to the Company's expectations of earn-out achievement.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in nine months ended September 30, 2016.
7. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$56,076	$67,956
Short-term investments	42,146	43,300
Long-term investments	12,020	19,242
	$110,242	$130,498

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Inventory consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Work-in-process	$20,881	$15,713
Finished goods	11,238	16,730
	$32,119	$32,443
Property and equipment consist of the following:

	Useful Life (in Years)	September 30, 2016	December 31, 2015
		(in thousands)
Furniture and fixtures	5	$2,187	$2,458
Machinery and equipment	3 -5	27,035	23,679
Masks and production equipment	2	9,134	8,062
Software	3	3,706	3,017
Leasehold improvements	1 -5	11,310	9,573
Construction in progress	N/A	—	62
		53,372	46,851
Less accumulated depreciation and amortization		(31,422)	(24,993)
		$21,950	$21,858
Deferred revenue and deferred profit consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred revenue—rebates	$156	$118
Deferred revenue—distributor transactions	7,518	5,695
Deferred cost of net revenue—distributor transactions	(2,380)	(1,747)
	$5,294	$4,066
A summary of activity in the accrued price protection liability is as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Beginning balance	$20,026	$10,018
Additional liability from acquisition	—	1,309
Charged as a reduction of revenue	34,501	28,522
Reversal of unclaimed rebates	(1,302)	(112)
Payments	(36,113)	(20,033)
Ending balance	$17,112	$19,704

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued technology license payments	$5,989	$3,000
Accrued professional fees	1,467	1,196
Accrued engineering and production costs	1,062	826
Accrued restructuring	904	3,416
Accrued litigation costs	—	534
Accrued royalty	908	2,042
Accrued leases - other	1,612	—
Warranty reserve	781	157
Accrued customer credits	2,554	951
Contingent consideration	364	395
Other	1,041	2,851
	$16,682	$15,368

8. Stock-Based Compensation and Employee Benefit Plans
Refer to the Company’s Annual Report for a summary of the stock-based compensation and equity plans. In August 2016, the Board approved amendments to the Company’s 2010 Equity Incentive Plan (the “Plan”). The terms of the amendment pertain to tax withholding obligations and the related treatment of shares surrendered in connection with tax withholding on the Company’s share reserves under the Plan as a result of the Company's adoption of ASU 2016-09 in the prior quarter.
Stock-Based Compensation
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. The Company calculates the fair value of RSUs, and restricted stock awards, or RSAs, based on the fair market value of our Class A common stock on the grant date. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2016 was $18.78. The weighted-average grant date fair value per share of the RSUs and RSAs granted in the nine months ended September 30, 2015 was $10.14. No stock options were granted during the nine months ended September 30, 2016 and 2015.
The Company recognized stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of net revenue	$56	$73	$150	$169
Research and development	4,332	3,496	10,916	8,889
Selling, general and administrative	1,876	1,442	5,409	4,466
	$6,264	$5,011	$16,475	$13,524
The total unrecognized compensation cost related to unvested stock options as of September 30, 2016 was $0.8 million, and the weighted average period over which these equity awards are expected to vest is 1.19 years. The total unrecognized compensation cost related to unvested RSUs and RSAs as of September 30, 2016 was $48.9 million, and the weighted average period over which these equity awards are expected to vest is 2.86 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

In connection with the acquisition of Entropic, the Company assumed stock options and RSUs originally granted by Entropic. Stock-based compensation expense related to assumed Entropic stock options and RSUs was $0.1 million and $0.6 million in the three and nine months ended September 30, 2016. Stock-based compensation expense related to assumed Entropic stock options and RSUs was $0.8 million and $3.2 million in the three and nine months ended September 30, 2015.
Employee Incentive Bonus
In connection with the Company's bonus programs, in August 2016 we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the January 1, 2016 to June 30, 2016 performance period. In May 2016, we issued 0.2 million shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2015 to December 31, 2015 performance period. In August 2015, we issued 0.3 million shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan.
Restricted Stock Units and Restricted Stock Awards
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	3,642	$9.19
Granted	2,861	18.78
Vested	(1,930)	11.53
Canceled	(426)	12.09
Outstanding at September 30, 2016	4,147	14.43
The intrinsic value of restricted stock units and restricted stock awards vested was $11.5 million and $34.6 million in the three and nine months ended September 30, 2016, respectively, and $10.7 million and $25.8 million in the three and nine months ended September 30, 2015, respectively. The intrinsic value of restricted stock units and restricted stock awards outstanding at September 30, 2016 was $84.0 million.
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,572	$6.83
Granted (1)	—	—
Exercised	(430)	5.31
Canceled	(55)	24.16
Outstanding at September 30, 2016	3,087	$6.73	2.96	$42,123
Vested and expected to vest at September 30, 2016	3,078	$6.73	2.96	$42,018
Exercisable at September 30, 2016	2,799	$6.58	2.83	$38,660
____________________________

(1)	No options were granted during the nine months ended September 30, 2016.

The intrinsic value of stock options exercised was $0.3 million and $5.5 million in the three and nine months ended September 30, 2016, respectively, and $2.8 million and $4.1 million in the three and nine months ended September 30, 2015, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

Employee Stock Purchase Rights

The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Nine Months Ended
September 30, 2016
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
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon the Company's review of all positive and negative evidence, the Company concluded that a full valuation allowance should continue to be recorded against its U.S. and certain foreign net deferred tax assets at September 30, 2016. Additionally, the Company completed the acquisition of Entropic in the second quarter 2015. As a result of the acquisition, there was a valuation allowance release that resulted in a tax benefit of $1.8 million due to the purchase accounting adjustment for the net deferred tax liability. Furthermore, the Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded a provision for income taxes of $1.1 million and $2.2 million in the three and nine months ended September 30, 2016, respectively, and a provision for income taxes of $0.5 million and a benefit of $0.6 million in the three and nine months ended September 30, 2015, respectively. The provision for income taxes in the three and nine months ended September 30, 2016 primarily relates to federal alternative minimum tax due to the Company’s limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. During the quarter ended June 30, 2016, the Company adopted ASU No. 2016-09, Improvements to Share-Based Compensation, which resulted in the recognition of excess tax benefits within the provision for income taxes in the unaudited consolidated statement of operations. For the three and nine months ended September 30, 2016, the impact of including net excess tax benefits was to reduce the provision for income taxes by $0.9 million and $6.0 million in the unaudited consolidated statements of operations (Note 1). The income tax provision (benefit) in the three and nine months ended September 30, 2015 primarily relates to income taxes in certain foreign jurisdictions.
During the nine months ended September 30, 2016, the Company’s unrecognized tax benefits increased by $6.2 million. The Company expects decreases to its unrecognized tax benefits of $0.2 million within twelve months, due to the lapse of statutes of limitations. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2016 were $0.2 million and $0.02 million, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of September 30, 2016, the Company is currently under examination in India for the 2014 and 2015 tax years. The Company is not currently under any other tax examinations.

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
The Company markets its products and services to manufacturers of wired and wireless communications equipment throughout the world. The Company makes periodic evaluations of the credit worthiness of its customers.
Net revenues greater than 10% to end customers for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of net revenue
Arris(1)	28%	30%	27%	30%
Technicolor(2)	*	*	11%	*
WNC Corporation	*	11%	*	*
Cisco(2)	N/A	10%	N/A	13%

*	Represents less than 10% of the net revenue for the respective period.

(1)	In January 2016, Arris completed its acquisition of Pace. The revenue percentage attributed to Arris includes sales made to Pace in the three and nine months ended September 30, 2016.

(2)
In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. Prior to Technicolor's purchase of Cisco, Cisco was a significant customer in the three and nine months ended September 30, 2015.

Products shipped to international destinations representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of net revenue
China	73%	65%	81%	61%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment.
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	September 30,	December 31,
	2016	2015
Percentage of gross accounts receivable
WNC Corporation	10%	16%
Pegatron Corporation	17%	17%
Sernet Technologies Corporation	*	14%
MTI Jupiter Technologies	*	13%

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of September 30, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (three months)	$2,418	$3,574	$15,284	$21,276
2017	8,240	4,889	—	13,129
2018	6,443	859	—	7,302
2019	6,232	14	—	6,246
2020	6,516	—	—	6,516
Thereafter	7,976	—	—	7,976
Total minimum payments	$37,825	$9,336	$15,284	$62,445

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
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent, and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, MaxLinear, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc., which are collectively referred to with MaxLinear, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United

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
On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.
On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge, or the ALJ, issued a written Initial Determination, or ID, ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of the Company's television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the ALJ that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the ALJ's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid.
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal resulting in final resolution of the ITC Investigation in our favor.
In addition, the Company has filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against the Company. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that were already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six pending IPR proceedings involving the two CrestaTech patents asserted against the Company.
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties have completed briefing in this appeal and oral argument is scheduled for November 2016. In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC Investigation.
The Company cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business and operating results.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and MaxLinear,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in thousands, except per share amounts and percentage data)

collectively, Defendants.  Trango is a purchaser that alleges fraud, negligent misrepresentation, breach of contract, intentional interference with economic relations, negligent interference with economic relations, intentional interference with prospective economic relations, negligent interference with prospective economic relations, unlawful and unfair business acts and practices, and aiding and abetting, in connection with the discontinuance of a chip line MaxLinear recently acquired from Broadcom.  Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and an assignment of intellectual property rights.  On or about September 1, 2016, Trango filed its first amended complaint, which contains the same causes of action.  MaxLinear intends to vigorously defend against the lawsuit.  On October 4, 2016, MaxLinear filed its demurrer to each cause of action in the first amended complaint.

On or about October 14, 2016, Trango filed a new complaint in a separate action against Defendants.  The new complaint is nearly identical to the first amended complaint in the initial action.  Trango has not yet attempted to serve MaxLinear with the new complaint.

The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business and operating results.
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
12. Subsequent Events

In the fourth quarter of 2016, the Company intends to complete and approve a restructuring plan to realign resources with the Company's current objectives. Management expects to incur restructuring expenses related to employee separation charges and lease-related impairment charges in an aggregate amount ranging from approximately $1.5 million to $2.0 million.

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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip (SoCs), which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol- (IP) based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access business in April of 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head (RRH) unit platforms. Through our recently closed acquisition of the Broadcom wireless infrastructure backhaul business in July of 2016, we also provide modem and RF transceiver solutions into cellular infrastructure backhaul applications.

Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $300.4 million in fiscal 2015. In the nine months ended September 30, 2016, revenues were $300.7 million. In fiscal 2015 and in the nine months ended September 30, 2016, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and MoCA connectivity solutions into broadband operator voice and data modems and gateways, and global analog and digital RF receiver products for analog and digital Pay-TV applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit (DBS ODU) solutions, which consist of our translation switch (BTS) and channel stacking switch (CSS) products. These products simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend on, among other factors, our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications infrastructure equipment.
Products shipped to Asia accounted for 90% and 92% in the three and nine months ended September 30, 2016, respectively, and 90% and 90% of net revenue in the three and nine months ended September 30, 2015, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three and nine months ended September 30, 2016 and 2015 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three and nine months ended September 30, 2016 and 2015 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2016, one of our customers, Arris Group, Inc., or Arris, accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue.  In the nine months ended September 30, 2016, Arris accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue. In the three months ended September 30, 2015, Arris accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue. In the nine months ended September 30, 2015, one of our customers, Arris, accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 76% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Recent Developments
On April 28, 2016, we entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. We paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's wireless infrastructure access business, and assumed certain specified liabilities. The assets acquired include, among other things, radio frequency and analog/mixed signal patents and other intellectual property, in-production and next-generation RF transceiver designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property, plant, and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of the wireless infrastructure access business that were rehired by the Company.
On May 9, 2016, we entered into a definitive agreement to purchase certain assets and assume certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom. On July 1, 2016, we consummated the transactions contemplated by the purchase agreement and paid aggregate cash consideration of $80.0 million and hired certain employees of the wireless infrastructure backhaul business. The assets acquired include, among other things, digital baseband, radio frequency, or RF, and analog/mixed signal patents and other intellectual property, in-production and next-generation digital baseband and RF transceiver integrated circuit and reference platform designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property and equipment. The liabilities assumed include, among other things, product warranty obligations, liabilities for technologies acquired, and a payable to Broadcom as reimbursement of costs associated with the termination of those employees of the wireless infrastructure backhaul business who were not hired by MaxLinear upon the closing of the acquisition. For more information, please refer to Note 3 of our consolidated financial statements.
The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent a business as defined in ASC 805, Business Combinations. We are integrating the acquired assets and rehired employees into our existing business.

In the fourth quarter of 2016, we intend to complete and approve a restructuring plan to realign our resources with our current objectives. We expect to incur restructuring expenses related to employee separation charges and lease-related impairment charges in an aggregate amount ranging from approximately $1.5 million to $2.0 million.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission, or SEC, on February 17, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2016, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, other than our adoption of ASU No. 2016-09, Improvements to Share-Based Compensation during the three months ended June 30, 2016, as discussed under Recent Accounting Pronouncements below.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new accounting standard on our consolidated financial position and results of operations. Adoption of the amendments in this guidance is expected to accelerate the timing of our revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. We are currently evaluating the impact of adopting this new accounting standard on our consolidated financial position and results of operations; however, the change could have a significant impact on our revenues for the year ending December 31, 2018 and comparative periods presented, depending on the volume and amount of distributor transactions for such periods.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this Update are effective for us beginning in the first quarter of fiscal 2017 and should be applied prospectively. The adoption of the amendments in this Update are not expected to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this Update on our consolidated financial position and results of operations; however, adoption of the amendments in this Update are expected to be material for most entities, including the Company, that have a material lease greater than twelve months.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in the Company's Form 10-Q for the period ended June 30, 2015 filed with the Securities Exchange Commission on August 8, 2016. For the three and nine months ended September 30, 2016 the impact on the Company's results of operations was to reduce the provision for income taxes and increase net income by $0.9 million and $6.0 million, respectively, and increase net income per share by $0.01 and $0.09 for the three and nine months ended September 30, 2016, respectively, and increase diluted net income per share by $0.01 and $0.08 for the three and nine months ended September 30, 2016, respectively. The increase to diluted net income per share includes the effect of the reduction of the tax provision and an increase in the number of incremental shares used in computing diluted EPS by 833,000 shares and 856,000 shares for the three and nine months ended September 30, 2016, respectively (Note 2).

There was no cumulative effect on retained earnings in the consolidated balance sheet since we have a full valuation allowance against U.S. deferred tax assets. We elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and are also continuing to classify cash paid by us when directly withholding shares for tax withholding purposes in cash flows from financing activities.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this Update are effective for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated statement of cash flows.

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
IPR&D Impairment Losses. IPR&D impairment losses consist of charges resulting from the impairment of acquired in-process research and development technology during the period.
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
The following table sets forth our unaudited consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	100%	100%	100%	100%
Cost of net revenue	42	46	40	51
Gross profit	58	54	60	49
Operating expenses:
Research and development	27	25	25	31
Selling, general and administrative	18	27	16	30
IPR&D impairment losses	1	—	—	—
Restructuring charges	—	—	1	6
Total operating expenses	46	52	42	67
Income (loss) from operations	12	2	18	(18)
Interest income	—	—	—	—
Other income (expense), net	—	1	—	—
Income (loss) before income taxes	12	3	18	(18)
Provision for income taxes (income tax benefit)	1	1	1	—
Net income (loss)	11%	2%	17%	(18)%
Net Revenue

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Operator	$73,236	$68,171	$5,065	7%	$226,973	$150,205	$76,768	51%
% of net revenue	76%	72%			75%	75%
Infrastructure and other	16,046	8,307	7,739	93%	41,877	19,989	21,888	110%
% of net revenue	17%	9%			14%	10%
Legacy video SoC	7,042	18,713	(11,671)	(62)%	31,846	31,217	629	2%
% of net revenue	7%	19%			11%	15%
Total net revenue	$96,324	$95,191	$1,133	1%	$300,696	$201,411	$99,285	49%

Net revenue increased $1.1 million from $95.2 million in the three months ended September 30, 2015 to $96.3 million in the three months ended September 30, 2016. The increase in net revenue was due to $5.1 million of increased revenue from operator applications, related primarily to increased satellite gateway and cable modem and gateway shipments, partially offset by decreased analog channel-stacking, or aCSS, shipments. In addition, we had a $7.7 million increase related to infrastructure and other revenues due to an increase in high-speed interconnect product shipments and full-quarter contribution of shipments from the recently acquired wireless access and wireless backhaul infrastructure businesses, partially offset by declines in consumer terrestrial set-top box shipments and TV tuner product shipments. Shipments of legacy video SoC products declined by $11.7 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

We expect year-over-year revenue declines in the legacy video SoC and aCSS products we acquired from Entropic to continue, as these products are near the end of their life cycles, which along with other factors, including but not limited to operator consolidation, could adversely affect future revenues for these product categories.

Net revenue increased $99.3 million from $201.4 million in the nine months ended September 30, 2015 to $300.7 million in the nine months ended September 30, 2016. The increase in net revenue was due to $76.8 million of increased revenue from operator applications, related primarily to increased satellite gateway, digital and aCSS, and satellite and cable MoCA product shipments; increases in aCSS and MoCA shipments were largely related to the acquisition of Entropic on April 30, 2015. In addition, we had a $21.9 million increase related to infrastructure and other revenues due to a continued ramp of high-speed interconnect product shipments and contributions from the recently acquired wireless access and wireless backhaul infrastructure businesses. Legacy video SoC shipments increased by $0.6 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Cost of Net Revenue and Gross Profit

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$40,820	$44,141	$(3,321)	(8)%	$121,109	$101,748	19,361	19%
% of net revenue	42%	46%			40%	51%
Gross profit	55,504	51,050	4,454	9%	179,587	99,663	79,924	80%
% of net revenue	58%	54%			60%	49%
Cost of net revenue decreased $3.3 million from $44.1 million in the three months ended September 30, 2015 to $40.8 million in the three months ended September 30, 2016. The decrease was primarily driven by an increase in sales of higher margin products, partially offset by increased inventory step-up costs of $1.7 million primarily related to the acquisition of the wireless infrastructure backhaul business. The increase in gross profit percentage in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was due to an increase in sales of higher margin products, partially offset by increased intellectual property amortization cost of $1.0 million and amortization of inventory step-up costs of $1.7 million related to the recently acquired wireless infrastructure backhaul business.
Cost of net revenue increased $19.4 million from $101.7 million in the nine months ended September 30, 2015 to $121.1 million in the nine months ended September 30, 2016. This increase was primarily driven by increased sales. The increase in gross profit percentages in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to an increase in fixed cost absorption due to higher sales, aided by an increase in sales of higher margin products and a decrease in amortization of inventory step-up costs of $11.3 million primarily related to the Entropic acquisition.
Research and Development

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$25,921	$23,491	$2,430	10%	$73,710	$62,765	$10,945	17%
% of net revenue	27%	25%			25%	31%
Research and development expense in the three months ended September 30, 2016 increased $2.4 million to $25.9 million from $23.5 million in the three months ended September 30, 2015. The increase was primarily due to increases in payroll-related expense and occupancy expense related to our acquisitions of the wireless access business from Microsemi, and the wireless infrastructure backhaul business from Broadcom.

Research and development expense in the nine months ended September 30, 2016 increased $10.9 million to $73.7 million from $62.8 million in the nine months ended September 30, 2015. The increase was primarily due to increases in payroll-related expense and occupancy expense related to our acquisitions of the wireless access assets from Microsemi, and the wireless infrastructure backhaul business from Broadcom. Year-on-year increases in prototype expense, design tools expense, and depreciation expense were primarily due to a higher number of projects.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$17,619	$25,457	$(7,838)	(31)%	$47,734	$60,021	$(12,287)	(20)%
% of net revenue	18%	27%			16%	30%
Selling, general and administrative expense decreased $7.8 million and $12.3 million from $25.5 million and $60.0 million in the three and nine months ended September 30, 2015, respectively, to $17.6 million and $47.7 million in the three and nine months ended September 30, 2016, respectively. The decrease was primarily due to a decrease in intangible amortization expense related to product backlog from the Entropic acquisition in the prior year.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
IPR&D impairment losses

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
IPR&D impairment losses	$1,300	$—	$1,300	100%	$1,300	$—	1,300	100%
% of net revenue	1%	—%			—%	—%
IPR&D impairment losses increased by $1.3 million from $0 in the three and nine months ended September 30, 2015 to $1.3 million in three and nine months ended September 30, 2016. IPR&D impairment losses for the three and nine months ended September 30, 2016 consisted of IPR&D technology acquired from the wireless infrastructure access business which we abandoned in the third quarter of 2016.
Restructuring charges

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$—	$425	$(425)	100%	$2,106	$11,814	(9,708)	(82)%
% of net revenue	—%	—%			1%	6%
Restructuring charges decreased from $0.4 million in the three months ended September 30, 2015 to $0 in the three months ended September 30, 2016. The charges in the three months ended September 30, 2015 consisted of employee separation expenses and impairment charges related to lease arrangements incurred in connection with the Entropic acquisition. In the three months ended September 30, 2016, there were no similar charges.
Restructuring charges decreased $9.7 million from $11.8 million in the nine months ended September 30, 2015 to $2.1 million in the nine months ended September 30, 2016 primarily due to decreases in employee separation expenses and impairment charges related to lease arrangements incurred in 2015 in connection with the Entropic acquisition. The 2016 expenses consist solely of restructuring expenses incurred in the first quarter of 2016 related to lease arrangements assumed in connection with the Entropic acquisition. There were no employee separation expenses recorded due to restructuring in the nine months ended September 30, 2016.
Interest and Other Expense, Net

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$89	$47	$42	89%	$426	$168	$258	154%
Other income (expense), net	10	407	(397)	(98)%	(64)	351	(415)	(118)%
Interest income increased $0.04 million from $0.05 million in the three months ended September 30, 2015 to $0.09 million in the three months ended September 30, 2016, due to higher average cash and investment balances held during the quarter. The changes in other income (expense), net was primarily due to fluctuations in foreign currency transactions.
Interest income increased $0.3 million from $0.2 million in the nine months ended September 30, 2015 to $0.4 million in the nine months ended September 30, 2016 due to higher average cash and investment balances held during the period. The decrease in other expense, net was primarily due to fluctuations in foreign currency transactions.
Provision for Income Taxes

	Three months ended				Nine months ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision (benefit) from income taxes	$1,084	$549	$535	97%	$2,155	$(631)	2,786	(442)%
% of net revenue	1%	1%			1%	—%
The provision for income taxes in the three months ended September 30, 2016 was $1.1 million or approximately 10% of pre-tax income compared to $0.5 million or approximately 26% of pre-tax income in the three months ended September 30, 2015. The provision for income taxes in the nine months ended September 30, 2016 was $2.2 million or approximately 4% of pre-tax income compared to a benefit from income taxes of $0.6 million or approximately 2% of pre-tax loss in the nine months ended September 30, 2015.
The provision for income taxes for the three and nine months ended September 30, 2016 primarily relates to federal alternative minimum tax due to our limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the quarter ended June 30, 2016, we adopted ASU No. 2016-09, Improvements to Share-Based Compensation, which resulted in the recognition of net excess tax benefits on share-based awards within the provision for income taxes in the unaudited consolidated statement of operations. For the three and nine months ended September 30, 2016, the impact of including net excess tax benefits was to reduce the provision for income taxes by $0.9 million and $6.0 million in the unaudited statement of operations for the three and nine months ended September 30, 2016, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 primarily relates to income taxes in certain foreign jurisdictions. Since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

We continue to maintain a valuation allowance to offset the federal, California and certain foreign deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  As of September 30, 2016, we are now in a three-year U.S. cumulative pre-tax book income position. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at September 30, 2016. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs. Until such time that we remove the valuation allowance against our federal, California and certain foreign deferred tax assets, our provision for income taxes will primarily consist of federal and state current income taxes and income taxes in certain foreign jurisdictions.  Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $56.1 million, short and long-term investments of $54.2 million, and net accounts receivable of $49.7 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of businesses, property and equipment and intangible assets, and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation and amortization and depreciation of acquired intangible assets, step-ups of acquired inventory to fair value.
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
Following is a summary of our working capital and cash and cash equivalents and investments for the periods indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Working capital	$132,353	$134,170
Cash and cash equivalents	$56,076	$67,956
Short-term investments	42,146	43,300
Long-term investments	12,020	19,242
Total cash and cash equivalents and investments	$110,242	$130,498
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$89,714	$30,483
Net cash provided by (used in) investing activities	(99,770)	6,633
Net cash provided by (used in) financing activities	(1,737)	1,012
Effect of exchange rate changes on cash and cash equivalents	(87)	(675)
Net increase (decrease) in cash and cash equivalents	$(11,880)	$37,453

Cash Flows from Operating Activities
Net cash provided by operating activities was $89.7 million for the nine months ended September 30, 2016. Net cash provided by operating activities primarily consisted of net income of $52.9 million, $34.1 million in non-cash operating expenses, less $2.6 million in changes in operating assets and liabilities. Non-cash items included in net income for the nine months ended September 30, 2016 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $18.7 million, stock-based compensation of $16.5 million, and amortization of step up to fair value of acquired inventory of $3.0 million from the wireless infrastructure access and backhaul businesses, partially offset by excess tax benefits on stock-based awards of $6.0 million included in the income tax provision due to the adoption of ASU No. 2016-09.

Net cash provided by operating activities was $30.5 million for the nine months ended September 30, 2015. Net cash provided by operating activities for this period primarily consisted of net positive cash flow from adding back $65.2 million in non-cash operating expenses to net loss of $33.8 million, partially offset by changes in operating assets and liabilities of $0.9 million. Non-cash items included in net loss for the nine months ended September 30, 2015 primarily included depreciation and amortization expense of property, equipment and acquired intangible assets of $31.2 million, amortization of inventory step-up to fair value of acquired Entropic inventory of $14.2 million, stock-based compensation of $15.1 million and impairment of lease of $6.2 million, partially offset by deferred income taxes of $1.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $99.8 million for the nine months ended September 30, 2016. Net cash used in investing activities consisted primarily of $80.3 million in purchases of securities, $101.0 million for the purchase of the wireless infrastructure access business and wireless infrastructure backhaul business, and $6.8 million in purchases of property and equipment, partially offset by $88.7 million in maturities of securities.

Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2015. Net cash provided by investing activities consisted of $57.5 million in maturities of securities, partially offset by $3.6 million cash used our acquisition of Entropic, $45.7 million in purchases of securities and $1.5 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2016, and consisted primarily of $6.2 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by $4.5 million in net proceeds from issuance of common stock.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2015, and consisted primarily of $6.3 million in net proceeds from issuance of common stock, partially offset by $4.5 million in minimum tax withholding paid on behalf of employees for restricted stock units, equity issuance costs of $0.7 million and repurchases of common stock of $0.1 million.
We believe that our $56.1 million of cash and cash equivalents and $54.2 million in short and long-term investments at September 30, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. On July 1, 2016, we used $80.0 million of cash to purchase the wireless infrastructure backhaul business of Broadcom. Our cash and cash equivalents in recent years have been favorably affected by our Entropic acquisition and our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in August 2016, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2016 to June 30, 2016 performance period. In May 2016, we issued 0.2 million shares of our Class A common stock in settlement of bonus awards for the July 1, 2015 to December 31, 2015 performance period. In August 2015, we issued 0.3 million shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of September 30, 2016, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Other Obligations	Inventory Purchase Obligations	Total
	(in thousands)
2016 (three months)	$2,418	$3,574	$15,284	$21,276
2017	8,240	4,889	—	13,129
2018	6,443	859	—	7,302
2019	6,232	14	—	6,246
2020	6,516	—	—	6,516
Thereafter	7,976	—	—	7,976
Total minimum payments	$37,825	$9,336	$15,284	$62,445

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We had cash and cash equivalents of $56.1 million at September 30, 2016 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of our investments as a result of changes in interest rates due to their short-term nature. Declines in interest rates, however, will reduce future investment income.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent, and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. which are collectively referred to with us, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of Maxlinear’s accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.
On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.
On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge, or the ALJ, issued a written Initial Determination, or ID, ruling that the Company Respondents do not violate Section 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the ALJ that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the ALJ's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid.
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal, resulting in a final determination of the ITC Investigation in our favor.
In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that were already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six pending IPR proceedings involving the two CrestaTech patents asserted against us.
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties have completed briefing in this appeal and oral argument is scheduled for November 2016.

In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC Investigation.
We cannot predict the outcome of any appeal by CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants.  Trango is a purchaser that alleges fraud, negligent misrepresentation, breach of contract, intentional interference with economic relations, negligent interference with economic relations, intentional interference with prospective economic relations, negligent interference with prospective economic relations, unlawful and unfair business acts and practices, and aiding and abetting, in connection with the discontinuance of a chip line we recently acquired from Broadcom.  Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and an assignment of intellectual property rights.  On or about September 1, 2016 Trango filed its first amended complaint, which contains the same causes of action.  We intend to vigorously defend against the lawsuit.  On October 4, 2016, we filed our demurrer to each cause of action in the first amended complaint.

On or about October 14, 2016, Trango filed a new complaint in a separate action against defendants.  The new complaint is nearly identical to the first amended complaint in the initial action.  Trango has not yet attempted to serve us with the new complaint.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, we believe that there are no other currently pending litigation matters that, if determined adversely by us, would have a material effect on our business or that would not be covered by our existing liability insurance.

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
The global semiconductor market in general, and the broadband RF receiver market and communications infrastructure markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.
As our products are integrated into a variety of electronic devices, we compete with suppliers of traditional silicon RF receivers, with providers of physical medium devices for optical interconnect markets, and with providers of modems and transceivers into various communications infrastructure markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, optical module, and wired and wireless communications infrastructure equipment manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd (recently created through the merger of Broadcom Corporation and Avago Technologies Limited), Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation (which recently acquired PMC-Sierra, Inc.), and Analog Devices. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our wired and wireless communications infrastructure solutions are vertically integrated module or systems manufacturers, where we compete with internally supplied components.
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

For fiscal 2015, two customers accounted for 41% of our net revenue, and our ten largest customers accounted for 76% of our net revenue. For the nine months ended September 30, 2016, two customers accounted for 38% of our net revenue, and our ten largest customers accounted for 77% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the three and nine months ended September 30, 2016, revenue directly attributable to operator applications accounted for approximately 76% and 75%, respectively, of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition. In particular, we expect that the acquisition of Time Warner Cable by Charter Communications, could create additional revenue uncertainty or adversely affect our legacy video SoC revenues.
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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. In the three and nine months ended September 30, 2016, our research and development expense was $25.9 million and $73.7 million, respectively. We continued to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
In addition to the acquisition of the wireless infrastructure backhaul business of Broadcom Corporation, which we completed in the third quarter of fiscal 2016, we also acquired the wireless infrastructure access business of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers, distributors and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses, including the wireless infrastructure backhaul business of Broadcom Corporation, the wireless infrastructure access business of Microsemi Storage Solutions, Inc., Entropic Communications, Inc. and Physpeed, Co., Ltd., include those associated with:

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

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants.  Trango is a purchaser that alleges fraud, negligent misrepresentation, breach of contract, intentional interference with economic relations, negligent interference with economic relations, intentional interference with prospective economic relations, negligent interference with prospective economic relations, unlawful and unfair business acts and practices, and aiding and abetting, in connection with the discontinuance of a chip line we recently acquired from Broadcom.  Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and an assignment of intellectual property rights.  On or about September 1, 2016, Trango filed its first amended complaint, which contains the same causes of action.  We intend to vigorously defend against the lawsuit.  On October 4, 2016, we filed its demurrer to each cause of action in the first amended complaint.

On or about October 14, 2016, Trango filed a new complaint in a separate action against Defendants.  The new complaint is nearly identical to the first amended complaint in the initial action.  Trango has not yet attempted to serve us with the new complaint.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent, and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, us, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc. which are collectively referred to with us, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of Maxlinear’s accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of our television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of our television tuners or televisions containing such tuners.
On March 10, 2014, the court stayed the District Court Litigation pending resolution of the ITC Investigation.
On December 15, 2014, the ITC held a trial in the ITC Investigation. On February 27, 2015, the Administrative Law Judge, or the ALJ, issued a written Initial Determination, or ID, ruling that MaxLinear, Sharp, Sharp Electronics, and VIZIO did not violate 19 U.S.C § 1337 in connection with CrestaTech’s asserted patents because CrestaTech failed to satisfy the economic prong of the domestic industry requirement pursuant to Section 1337(a)(2). In addition, the ID stated that certain of our television tuners and televisions incorporating those tuners manufactured and sold by certain customers infringe three claims of the ‘585 Patent, and these three claims were not determined to be invalid. On April 30, 2015, the ITC issued a notice indicating that it intended to review portions of the ID finding no violation of Section 1337, including the ID’s findings of infringement with respect to, and validity of, the ‘585 Patent, and the ID’s finding that CrestaTech failed to establish the existence of a domestic industry within the meaning of Section 1337.
The ITC subsequently issued its opinion, which terminated its investigation. The opinion affirmed the findings of the ALJ that no violation of Section 1337 had occurred because CrestaTech had failed to establish the economic prong of the domestic industry requirement. The ITC also affirmed the ALJ's finding of infringement with respect to the three claims of the '585 Patent that were not held to be invalid.
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal, resulting in a final determination of the ITC Investigation in our favor.
In addition, we have filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against us. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that were already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part and, together with the IPRs filed by third parties, there are currently six pending IPR proceedings involving the two CrestaTech patents asserted against us.
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. The parties have completed briefing in this appeal and oral argument is scheduled for November 2016. In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe is now the named party in the pending IPRs, the Federal Circuit appeal and District Court Litigation. CF Crespe has not sought to lift the stay in the District Court Litigation given the resolution of the ITC Investigation.
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
In the nine months ended September 30, 2016, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, terrestrial set-top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a declining but not insignificant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.

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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we have recently expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions have entered the markets for wireless telecommunications infrastructure and cable network infrastructure. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the nine months ended September 30, 2016, sales through distributors accounted for 18% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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

Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations or accounting principles generally accepted in those jurisdictions. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. We adopted amendments to U.S. generally accepted accounting principles related to stock-based compensation in the second quarter of 2016 and included excess tax benefits associated with employee stock-based compensation in income tax expense, which reduced our income tax expense for the three and nine months ended September 30, 2016 by $0.9 million and $6.0 million, respectively. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

We are currently under examination in India for the 2014 and 2015 tax years. We are not currently under any other tax examinations, but we are still subject to examination in various jurisdictions. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at September 30, 2016. However, as of September 30, 2016, we are now in a three-year U.S. cumulative pre-tax book income position. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 90% and 92% of our net revenue in the three and nine months ended September 30, 2016, respectively. In addition, as of September 30, 2016, approximately 44% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and the Philippines. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through August 30, 2016. We cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
As of September 30, 2016, our founders who are existing employees of MaxLinear, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 10% of our outstanding capital stock, representing approximately 48% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets, for the foreseeable future.
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
In addition, the trading price of our Class A common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	the recently completed acquisition of Entropic and the wireless infrastructure access and backhaul businesses may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2016, we had 55.7 million shares of Class A common stock and 6.7 million shares of Class B common stock outstanding.
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
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its Class A common stock. For the 2013 performance period, actual awards under the Executive Incentive Bonus Plan were settled in Class A common stock issued under our 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of our Class A common stock as determined in trading on the New York Stock Exchange on May 9, 2014. Additionally, we settled all bonus awards for all other employees for the 2013 performance period in shares of its Class A common stock. We issued 0.6 million shares of our Class A common stock for the 2013 performance period upon settlement of the bonus awards on May 9, 2014. We issued 0.2 million shares of our Class A common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our Class A common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. We issued 0.2 million shares of our Class A common stock for the July 1, 2015 to December 31, 2015 performance period on May 13, 2016. We issued 0.2 million shares of our Class A common stock for the January 1, 2016 to June 30, 2016 performance period on August 12, 2016. We expect to issue additional shares of Class A common stock in May 2017 for the second half 2016 fiscal performance period. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
The acquisitions of Entropic, the wireless infrastructure access business of Microsemi, and the wireless infrastructure backhaul business of Broadcom are accounted for under the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded, as of completion, at their respective fair values and added to our existing assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition reflect acquired businesses' balances and results but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date.  Any impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our Class A common stock. For example, in the quarter ended September 30, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the quarter ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of September 30, 2016, our balance sheet reflected goodwill of $75.8 million and other intangible assets of $109.9 million, including IPR&D intangible assets of $25.5 million, and we could recognize further impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the three and nine months ended September 30, 2016, we issued an aggregate of 0.01 million and 0.16 million shares of our Class B common stock, respectively, to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.01 million and $0.3 million in the three and nine months ended September 30, 2016, respectively, as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of September 30, 2016, options to purchase an aggregate of 1.0 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.6	Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on August 15, 2016).
10.5	2010 Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on August 15, 2016).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MAXLINEAR, INC.

(Registrant)

Date:	November 7, 2016	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
10.6	Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on August 15, 2016).
10.5	2010 Employee Stock Purchase Plan, as amended, (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-34666) filed with the SEC on August 15, 2016).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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