Form 10-K
period 2016-12-31
MAXLINEAR INC
filed 2017-02-09
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.0 billion (based on the closing sales price of the registrant’s Class A common stock on that date). Shares of the registrant’s Class A or Class B common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
As of February 2, 2017, the registrant has 58,454,886 shares of Class A common stock, par value $0.0001, and 6,658,380 shares of Class B common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.

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
Overview

We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, modem solutions, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, specifically MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol, or IP, based streaming video content is seamlessly, reliably, and securely distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access business in April of 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head, or RRH, platforms. Through our acquisition of the Broadcom wireless infrastructure backhaul business in July of 2016, we also provide modem and RF transceiver solutions into cellular infrastructure backhaul applications.
We combine our high-performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software, and embedded systems to provide highly integrated semiconductor devices that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our solutions have high levels of functional integration and performance, small silicon die size, and low power consumption. Moreover, our proprietary CMOS-based radio system architecture provides the benefits of superior RF system performance, shorter design cycles, significant design flexibility and low system cost across a wide range of broadband communications and wired and wireless infrastructure applications. It is our intention to drive future optical interconnect products to CMOS versus existing Silicon Germanium BiCMOS and Indium Phosphide process technology designs.
We sell our products to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs. During 2016, we sold our products to 208 end customers. For the year ended December 31, 2016, our net revenue was $387.8 million as compared to $300.4 million in the year ended December 31, 2015.
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
On May 9, 2016, we entered into a definitive agreement to purchase certain assets and assume certain liabilities of the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom. On July 1, 2016, we consummated the transactions contemplated by the purchase agreement and paid aggregate cash consideration of $80.0 million and hired certain employees of the wireless infrastructure backhaul business. The assets acquired include, among other things, digital baseband, radio frequency, and analog/mixed signal patents and other intellectual property, in-production and next-generation digital baseband and RF transceiver integrated circuit and reference platform designs, a workforce-in-place, and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory, and other property and equipment. The liabilities assumed include, among other things, product warranty obligations, liabilities for technologies acquired, and a payable to Broadcom as reimbursement of costs associated with the termination of those employees of the wireless infrastructure backhaul business who were neither hired by MaxLinear, nor retained by Broadcom, upon the closing of the acquisition. For more information, please refer to Note 3 of our consolidated financial statements.
The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent businesses as defined in ASC 805, Business Combinations. We have integrated the acquired assets and rehired employees into our existing business.
As a result of the acquisitions, we believe we have benefited from increased economies of scale across engineering and supply chain operations, as well as from elimination of redundancy across engineering, sales, and general and administrative functions. For a discussion of specific risks and uncertainties that could affect our ability to achieve these and other strategic objectives of our acquisitions, please refer to Part I, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to Recent Acquisitions.”
During the fourth quarter of fiscal 2016, we completed a restructuring plan to realign our resources with our current objectives. We incurred restructuring expenses related to employee separation charges and lease-related impairment charges in an aggregate amount of approximately $3.4 million for the year ended December 31, 2016.
Industry Background
Technological advances in the broadband data, broadcast TV, voice, and wired and wireless communications markets are driving dramatic changes in the way consumers access the internet and experience multimedia content. These advances include the ongoing worldwide conversion from analog to digital television broadcasting; the increasing availability of high-speed broadband and wireless data connectivity, the resolution transitions from standard-definition, to high-definition to ultra-high-definition television, the proliferation of multi-channel digital video recording, or DVR, as well as the proliferation of multimedia content being both accessible and stored in the cloud through cable, satellite and telecommunications carrier services. As a result, system designers are adding enhanced multimedia functionality to set-top boxes and digital televisions, and expanding voice, video and data access functions and capabilities to home broadband gateways and mobile devices, which in turn is creating demand for higher speed optical interconnects in data center, metro, and long-haul transport network applications, as well as more bandwith capable access and backhaul links in wireless infrastructure applications. We believe that several trends, across multiple of our target markets, are creating revenue opportunities for providers of RF and analog/mixed-signal solutions. These trends include the following:

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

•
Infrastructure and Non-Operator Terrestrial: Growth in data traffic generated from smartphones and tablets, over-the-top, or OTT, streaming video, cloud computing and data analytics in hyper-scale data centers is creating demand for higher speed interconnect products addressing enterprise and telecommunications infrastructure market applications. These solutions provide the interconnect function between the top-of-rack to the core-router within a datacenter, and the metro and long-haul connections within a service provider network. Datacenter links are consistently increasing in performance and speed, and many are currently changing from 1Gbps to 10Gbps on the servers and from 10/40Gbps to 100Gbps on the routers and switches, and we believe that over the next several years they will likely migrate to 400Gbps. In the markets for non-operator terrestrial solutions, consumers are utilizing a broad array of consumer electronic devices beyond the television, such as personal computers, netbooks, tablets, and mobile phones to access broadcast television and other multimedia content. Specifically, with the increased popularity of accessing multimedia content over-the-top, or OTT, via broadband-enabled streaming services, consumers are increasingly augmenting these OTT multimedia content services with local free-to-air broadcast programming. Consumers can access these terrestrial broadcasts through set-top boxes containing terrestrial RF receiver solutions.

As a result of these trends, RF and analog/mixed signal receiver technology is being deployed in a variety of devices for the terrestrial, cable, satellite, datacenter, and metro and long-haul telecom transport network, and wireless access and backhaul markets. The proliferation of applications with advanced features has led to an increase in the number of devices with multiple RF receivers and RF receiver SoCs. RF receivers incorporate RF, digital and analog signal processing functions.
Challenges Faced by Providers of Systems and RF Receivers and Optical Interconnects
The stringent performance requirements of broadband communications and optical interconnect applications and the distinct technological challenges associated with the terrestrial, cable, satellite, datacenter, and metro and long-haul telecom transport and wireless infrastructure markets present significant obstacles to service providers and system designers. In particular, designing and implementing RF receivers to capture broadcast digital television signals is extremely challenging due in part to the wide frequency band across which broadcast digital television signals are transmitted. As compared to other digital radio technologies, such as those found in cellular, WiFi and Bluetooth applications, television signals that are broadcast over air, on cable, and by satellite are acquired over a much wider frequency band and encounter many more sources of interference. As a result, traditionally, design and implementation of these RF receivers have been accomplished using conventional radio system architectures that employ multiple discrete components and are fabricated using expensive special purpose semiconductor manufacturing processes, such as silicon germanium, gallium arsenide, and special purpose CMOS-based RF process technologies.
The core challenges of capturing and processing high quality broadband communications signals are common to the terrestrial, cable, and satellite markets. These challenges include:

•
Design Challenges of Receiving Multiple RF Signals. System designers and service providers across various markets are seeking to enhance consumer appeal through the addition of new features in their products. Incorporating more than one channel of RF reception in an electronic device enables many of these features and advanced applications that are rapidly becoming a part of the standard offering from device makers and service providers. For example, in the cable set-top box market, it is necessary to support the simultaneous reception of multiple channels for voice, video and data applications in many system designs. In order to meet such requirements, OEMs must employ either multiple narrow or wideband RF receivers or Full Spectrum Capture (FSCTM) receiver SoCs in their system design. Each additional RF receiver poses new challenges to the system designer, such as increased design complexity, overall cost, circuit board space, power consumption and heat dissipation. In addition, a high level of integration in multiple-receiver designs is necessary to combat the reliability and signal interference issues arising from the close proximity of sensitive RF elements.

•
Signal Clarity Performance Requirements. Television reception requires a robust and clear signal to provide a positive user experience. One of the core attributes of system performance is signal clarity, often measured by the signal-to-noise ratio parameter, which measures the strength of the desired signal relative to the combined noise and undesired signal strength in the same channel. Television reception requires an RF receiver that has a wide dynamic range and the ability to isolate the desired signal from the undesired signals, which include the noise generated by extraneous radio waves and interferers produced by home networking systems such as wireless local area network, or WLAN, and Bluetooth. Traditional RF receiver implementations utilized expensive discrete components, such as band-pass filters, resonance elements and varactor diodes to meet the stringent requirements imposed by broadband television reception. In high speed mobile environments, a method known as diversity combining of radio signals, in which the desired signal is captured using multiple RF receivers and reconstructed into a single signal, has been employed to improve the signal-to-noise ratio. Diversity combining of radio signals requires substantial RF, digital signal processing and software expertise. Both the traditional broadband reception and diversity combining of RF signals in mobile environments are difficult to implement and pose challenges to RF receiver providers.

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

•
Power Consumption. Power consumption is an important consideration across consumer, broadband operator, and wired and wireless infrastructure applications, and a critical design specification for system designers. For example, in battery-operated devices such as netbooks and notebooks, and voice-enabled cable modems, long battery life is a differentiating device attribute. In wireless infrastructure applications, power consumption is critically important consideration given both the cost of provisioning power and its related cost of consumption, and in wired infrastructure there is the additional cost and consideration regarding cooling of larger-scale and densely-configured datacenters. In addition, government sponsored programs, such as Energy Star in the U.S., induce consumers to purchase more energy efficient products. For example, in September 2009, the U.S. Environmental Protection Agency announced that Energy Star compliant televisions would be required to be 40% more energy efficient than their noncompliant counterparts. The addition of one or more RF receivers to a system in order to enable digital TV functionality significantly increases the overall power consumption imposing severe platform level design constraints on multiple channel receiver systems. In fact, in some multiple receiver system designs, a majority of the system’s overall power consumption is attributable to the RF receiver and related components. Providers of RF receivers and RF receiver SoCs are confronted with the design challenge of lowering power consumption while maintaining or improving device performance.

•
Size. The size of electronic components, such as RF receivers, is a key consideration for system designers and service providers. Given the proliferation of the number of RF receivers in broadband service provider video and data gateways market, size can be a determining factor for whether or not a particular component, such as an RF receiver is designed into the product. In the television market, as system designers create thinner flat-screen displays, the size of RF receivers is becoming a significant consideration, especially when multiple RF receivers are incorporated in a single system. In wired infrastructure applications, form-factor is a critical design consideration given network server and switch faceplate density trends. In wireless infrastructure opportunities, space on the towers where the radios and modems are deployed is constrained and expensive to procure.
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

•
Optical Device Technology. The state of the art in optical device technology today lags the speeds contemplated for data traffic within cloud data centers and transport links between telecom data centers. So, there are severe physical limits to the conversion of electrical signals to optical signals and vice versa at extremely high speeds. These limitations arise from bandwidth, nonlinearities, and noise properties in lasers, modulators, and photo detectors.

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

Our RF Receiver Solution
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications.
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

•
High Signal Clarity Performance. We design our RF receivers and RF receiver SoCs to provide high signal clarity performance regardless of the application in which they are employed. For example, in the satellite and cable broadband gateway markets, we deploy our core RF and mixed-signal CMOS process technology platform and radio system architecture to overcome the interference from in-home networks that can degrade cable broadband signals. We believe that signal clarity is more critical in television compared to other communications applications such as voice and data, because signal loss and interference have a more adverse impact on the end user experience.

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

•
Low Power. Our products enable our customers to reduce power consumption in consumer electronic devices without compromising the stringent performance requirements of applications such as broadcast television. In addition, our products enable our customers to decrease overall system costs by reducing the power consumption and heat dissipation requirements in their systems. For example, in cable boxes supporting voice applications, low power consumption may enable a reduction in the number of batteries or battery capacity required to support standby and lifeline telephony. In certain set-top boxes and broadband gateways, reduced overall power consumption may allow system designers to eliminate one or more cooling fans required to dissipate the heat generated by high power consumption. The benefits of low power consumption increase with the number of RF receivers included in a system.

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

Our Strategy
Our objective is to be the leading provider of mixed-signal RF receivers and RF receiver SoCs for broadband video and data communications, and wired and wireless infrastructure applications and, in the future, to leverage this core competency to expand into other communications markets with similar performance requirements. The key elements of our strategy are:

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

•
Leverage and Expand our Existing Customer Base. We target customers who are leaders in their respective markets. We intend to continue to focus on sales to customers who are leaders in our current target markets, and to build on our relationships with these leading customers to define and enhance our product roadmap. By solving the specific problems faced by our customers, we can minimize the risks associated with our customers’ adoption of our new integrated circuit products, and reduce the length of time from the start of product design to customer revenue. Further, engaging with market leaders will enable us to participate in emerging technology trends and new industry standards.

•
Target Additional High-Growth Markets. Our core competency is in RF analog and mixed-signal integrated circuit design in CMOS process technology. Several of the technological challenges involved in developing RF solutions for video broadcasting and broadband reception are common to a majority of communications markets. We intend to leverage our core competency in developing highly integrated RF receiver and RF receiver SoCs in standard CMOS process technology to address additional markets within broadband communications, communications infrastructure, and connectivity markets that we believe offer profitable high growth potential.

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

Products
Our products are integrated into a wide range of electronic devices, including cable and terrestrial and satellite set-top boxes and gates, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units, physical medium devices that go into optical modules for data center, metro, and long-haul transport network applications, and RF transceiver and modem devices for wireless access and backhaul applications.
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

•
Wireless Infrastructure Backhaul Modem SoC's. These semiconductor products reside in wireless operator system deployments to enable communication between various metro network rings. These modem devices modulate one or more carrier wave signals to encode digital information for transmission and demodulate signals to decode the transmitted information. The increasing amounts of data and video content being consumed on mobile devices are creating new opportunities for innovative and efficient modem and RF receiver SoCs solutions.

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

Customers
We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and we refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high performance SoC-based solutions rapidly. In the year ended December 31, 2016, we sold our products to 208 end customers. A significant portion of our sales to these and other customers are through distributors based in Asia, and we do not consider distributors as our end customers, despite selling the products to and being paid by the distributors.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2016, 2015 and 2014, ten customers accounted for approximately 74%, 76% and 67% of our net revenue, respectively. In the years ended December 31, 2016, 2015 and 2014, Arris Group, Inc., or Arris, represented 27%, 28% and 31% of our net revenue. Sales to Arris as a percentage of net revenue include sales to Pace, which was acquired by Arris in January 2016, for the year ended December 31, 2016. In the years ended December 31, 2016 and 2015, Technicolor (which includes Cisco, Inc.'s, or Cisco, former connected devices business), represented 10% and 13% of net revenue. In November 2015, Technicolor acquired Cisco's connected devices business. The 2015 net revenue percentage did not include 1% for Technicolor.
Products shipped to Asia accounted for 93%, 91% and 94% of our net revenue in the years ended December 31, 2016, 2015 and 2014, respectively. Products shipped to China and Taiwan accounted for 78% and 6%, respectively, of our net revenue in the year ended December 31, 2016. Products shipped to China and Taiwan accounted for 77% and 8%, respectively, of our net revenue in the year ended December 31, 2015. Products shipped to China and Taiwan accounted for 71% and 6%, respectively, of our net revenue in the year ended December 31, 2014. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2016, 2015 and 2014 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2016, 2015 and 2014 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 12 to our consolidated financial statements, included in Part IV, Item 15 of this Report for a discussion of total revenue by geographical region for the years ended December 31, 2016, 2015 and 2014.
Sales and Marketing
We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad and Irvine in California; Tokyo in Japan; Shanghai and Shenzhen in China; Hsinchu in Taiwan; Seoul in South Korea; Bangalore in India; Burnaby in Canada; and Herzliya in Israel. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 19%, 13% and 28% of our net revenue in the years ended December 31, 2016, 2015 and 2014, respectively.
Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management. The typical time from early engagement by our sales force to actual product introduction ranges from nine to twelve months for the consumer market, to as much as 18 to 24 months for the cable and satellite markets, and 36 months or longer for wired and wireless infrastructure markets. If successful, this process culminates in a customer’s decision to use our products in its system, which we refer to as a design-win. Volume production may begin within three to twelve months after a design-win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our products have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Thus, a design-win may result in an extended period of revenue generation. Conversely, a design-loss to our competitors, may adversely impact our financial results for an extended period of time.

We generally receive purchase orders from our customers approximately six to twenty-four weeks prior to the scheduled product delivery date. These purchase orders may be cancelled without charge upon notification, so long as notification is received within an agreed-upon period of time in advance of the delivery date. Because of the scheduling requirements of our foundries and assembly and test contractors, we generally provide our contractors production forecasts and place firm orders for products with our suppliers up to twenty-four weeks prior to the anticipated delivery date, often without a purchase order from our own customers. Our standard warranty provides that products containing defects in materials, workmanship or product performance may be returned for a refund of the purchase price or for replacement, at our discretion.
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
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 16 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include United Microelectronics Corporation or UMC in Taiwan and Singapore, Taiwan Semiconductor Manufacturing Corporation or TSMC in Taiwan, Semiconductor Manufacturing International Corporation or SMIC in China, Global Foundries Inc. in Singapore, Silterra Malaysia Sdn. Bhd. in Malaysia, Tower-Jazz in Newport Beach California, and WIN Semiconductor in Taiwan.
Assembly/packaging and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent assembly/packaging and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering or ASE in Taiwan (assembly/packaging and test), Giga Solution Technology Co. Ltd. in Taiwan (test only), Amkor Technology in Korea, Philippines, and China (assembly/packaging and test), United Test and Assembly Center or UTAC Holdings Ltd. in Singapore and China (assembly/packaging and test), SIGURD Microelectronics Corp. in Taiwan (test only), Siliconware Precision Industries Co. Ltd. or SPIL in Taiwan (assembly/packaging only) and Unisem (M) Berhad in China (assembly/packaging only).
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
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high performance, mixed-signal semiconductor solutions for broadband communications, datacenter, and metro and long-haul telecommunications transport market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF and mixed-signal integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2016, we had approximately 401 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and Camarillo in California; Shenzhen in China; Bangalore in India; Burnaby in Canada; and Herzliya in Israel. Our research and development expense was $97.7 million, $85.4 million and $56.6 million in 2016, 2015 and 2014, respectively.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receiver and optical interconnect products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and optical interconnect products. Our primary competitors include NXP B.V. in cable and terrestrial TV markets, Silicon Laboratories in terrestrial TV markets, RDA Microelectronics and Rafael Microelectronics, Inc. in TV and terrestrial set-top-box markets, and Broadcom Corporation in terrestrial, cable, and satellite markets. Competitors we face in our datacenter, and metro and long-haul telecommunications transport applications include Inphi, M/A-COM, Semtech, Qorvo, Broadcom, and Microsemi amongst others. Competitors we face in our wireless infrastructure markets, resulting from our recent Microsemi and Broadcom asset acquisitions, include most notably Analog Devices and Texas Instruments, in addition to competition from captive semiconductor development initiatives within our current and target system OEM customers who may choose to develop their own custom integrated circuits, or develop FPGA based solutions. In addition, it is very likely that a number of other public and private companies, including some of our customers and semiconductor platform partners, could be developing competing products for broadband communications, datacenter, and metro and long-haul telecommunications transport, and wireless access and backhaul applications.
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
We have 836 issued patents and 339 patent applications pending in the United States. We also have 9 issued foreign patents and 10 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States. Of the total 845 domestic and foreign issued patents, 531 are related to Entropic and 314 are related to MaxLinear. Of the total 349 domestic and foreign pending patents, 88 are related to Entropic and 261 are related to MaxLinear.

We are the owner of thirteen trademarks (“MXL,” “MXLWARE,” “BNC,” “FULL-SPECTRUM CAPTURE,” “FSC,” “FULL SPECTRUM TRANSCEIVER,” “FULL-SPECTRUM TRANSCEIVER,” “FST,” “C.LINK,” “ENTROPIC,”

“ENTROPIC BUILT-IN and Design,” “PROVIGENT” and “PVG”) that have been registered and/or published for opposition in the United States.  We own foreign counterparts (including seven foreign registrations) of certain of these registered trademarks in Chile, China, the EU, Israel, India and Taiwan.  We also own the registration for the trademark “ENTROPIC and Design” in Chile.  We also claim common law rights in certain other trademarks that are not registered.
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
Employees
As of December 31, 2016, we had approximately 553 employees, including 401 in research and development, 59 in sales and marketing, 17 in operations and semiconductor technology and 76 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
Backlog
Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule, or in some cases, cancel orders on relatively short notice, we do not believe that backlog is a good indicator of our future sales.
Geographic Information
During our last three years, over 90% of our revenue was generated from products shipped to Asia, including over 70% from products shipped to China. As of December 31, 2016, 55% and 39% of our long-lived assets were located within the

United States and Singapore, respectively. As of December 31, 2015, substantially all of our long-lived assets were located within the United States.
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
During 2016, we acquired certain wireless infrastructure assets from Microsemi and Broadcom. For the risks relating to our recent acquisitions, please refer to the section of these risk factors captioned “Risks Relating to Our Recent Acquisitions.”
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

As our products are integrated into a variety of electronic devices, we compete with suppliers of both can tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, and optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd (created through the merger of Broadcom Corporation and Avago Technologies Limited), and Rafael Microelectronics, Inc. Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation (which acquired PMC-Sierra), Texas Instruments, and Analog Devices. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
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
We depend on a limited number of customers, that have undergone or are undergoing consolidation and who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
For fiscal 2016, two customers accounted for 37% of our net revenue, and our ten largest customers accounted for 74% of our net revenue. For fiscal 2015, two customers accounted for approximately 41% of our net revenue, and our ten largest customers collectively accounted for approximately 76% of our net revenue. For fiscal 2014, one customer accounted for approximately 31% of our net revenue, and our ten largest customers collectively accounted for approximately 67% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, and MoCA® connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For fiscal 2016, revenue directly attributable to operator applications accounted for approximately 75% of our net revenue. For fiscal 2015, revenue directly attributable to these applications accounted for approximately 75% of our net revenue. For fiscal 2014, revenue directly attributable to cable and satellite operator applications accounted for approximately 76% of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communication
If we fail to penetrate new markets, including in particular the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of applications for television, terrestrial set-top boxes for sale in various markets worldwide including, but not limited to, cable broadband voice and data modems and gateways, pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets and RF transceivers and modem solutions for wireless infrastructure markets. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
Broadband data modems/gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV set-top box market is dominated by only a few OEMs, including Technicolor (which includes Cisco's former connected devices business), Arris Group, Inc. (includes Pace plc acquired by Arris Group, Inc. in January 2016), Humax Co., Ltd. and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Charter Spectrum, AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. For fiscal 2016, our research and development expense was $97.7 million. For fiscal 2015, our research and development expense was $85.4 million. For fiscal

2014, our research and development expense was $56.6 million. For fiscal 2016 and 2015, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have been experiencing significant growth in a short period of time. Our net revenue increased from approximately $133.1 million in 2014, to $300.4 million in 2015 and $387.8 million in 2016, in part due to acquisitions. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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

In addition to the acquisition of the wireless infrastructure backhaul business of Broadcom Corporation, which we completed in the third quarter of fiscal 2016, we also acquired the wireless infrastructure access business of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., which we completed in the fourth quarter of fiscal 2014, we may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	a limitation on our ability to use our net operating loss carryforwards;

•	the diversion of management's time and attention from operating our business to acquisition integration challenges;

•	stockholder or other litigation relating to the transaction;

•	adverse tax consequences; and

•	the potential loss of key employees, customers and suppliers of the acquired business.

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

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. On or about December 6, 2016 Trango filed its second amended complaint. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On January 11, 2017, we filed our demurrer to each cause of action in the second amended complaint.
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
Highly complex products like our RF receivers and RF receiver SoCs, physical medium devices for optical modules, and RF transceiver and modem solutions for wireless infrastructure markets may contain defects and bugs when they are first introduced or as new versions are released. We have previously experienced, and may in the future experience, defects and bugs and, in particular, have identified several million dollars of liabilities arising from warranty claims related to legacy Entropic products. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the legacy Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
Average selling prices of our products could decrease rapidly, which would have a material adverse effect on our revenue and gross margins.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
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
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. On November 8, 2016, the Federal Circuit issued an opinion affirming the PTAB’s finding of unpatentability.
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. Opening briefs are currently due in late January - early February 2017. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
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
We cannot predict the outcome of any appeal by CF Crespe, CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.
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
In the year ended December 31, 2016, sales of our RF receiver products used in digital terrestrial television applications, or DTT, including digital televisions, terrestrial set-top boxes, and terrestrial receivers in satellite video gateways represented a declining, but not insignificant, portion of our revenues. We expect a declining but not insignificant portion of our revenue in future periods to continue to depend on the demand for DTT applications. In contrast to the United States, where the transition from analog to digital television occurred on a national basis in June 2009, in Europe and other parts of the world, the digital transition is being phased in on a local and regional basis and is expected to occur over many years. Many countries in Eastern Europe and Latin America are expected to convert to digital television by the end of 2018, with other countries targeting dates as late as 2024. As a result, our future revenue will depend in part on government mandates requiring conversion from analog to digital television and on the timing and implementation of those mandates. If the ongoing global transition to digital TV standards does not continue to progress or experiences significant delays, our business, revenue, operating results and financial condition would be materially and adversely affected. If during the transition to digital TV standards, consumers disproportionately purchase TV’s with digital or hybrid tuning capabilities, this could diminish the size of the market for our digital-to-analog converter set-top box solutions, and as result our business, revenue, operating results and financial condition would be materially and adversely affected.
We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, all of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, Tower-Jazz Semiconductor, and WIN Semiconductor at foundries in Taiwan, Singapore, Malaysia, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
For fiscal 2016, sales through distributors accounted for 19% of our net revenue. For fiscal 2015, sales through distributors accounted for 13% of our net revenue. For fiscal 2014, sales through distributors accounted for 28% of our net revenue. For these distributor transactions, revenue is not recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA SoCs, DBS-ODU SoCs, physical medium devices for optical modules, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, and cable operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months for the cable and satellite operator markets, and beyond 36 months in the wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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

Since we operate in different countries and are subject to taxation in different jurisdictions, our future effective tax rates could be impacted by changes in such countries’ tax laws or their interpretations. Both domestic and international tax laws are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. The application of these tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. We adopted amendments to U.S. generally accepted accounting principles related to stock-based compensation in the second quarter of 2016 and included excess tax benefits associated with employee stock-based compensation in income tax expense, which reduced our income tax expense for the fiscal year 2016 by $8.3 million. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

We are not currently under any tax examinations, but we are still subject to examination in various jurisdictions. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at December 31, 2016. However, in the past year, we have generated significant taxable income. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 93% of our net revenue in the year ended December 31, 2016. In addition, approximately 43% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and the Philippines. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008 we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through February 27, 2017. We cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
Risks Relating to Our Common Stock
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
As of December 31, 2016, our founders who are existing employees of MaxLinear, including our Chairman, President and Chief Executive Officer, Dr. Seendripu, together control approximately 10% of our outstanding capital stock. Until the elimination of our dual class stock on March 29, 2017, this will represent approximately 48% of the voting power of our outstanding capital stock with respect to change of control matters and the adoption of or amendment to our equity incentive plans. Dr. Seendripu and the other founders therefore have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of two Class B directors and significant corporate transactions, such as a merger or other sale of MaxLinear or its assets.
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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
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

•
specify that special meetings of our stockholders can be called only by our Board of Directors, our Chairman of the Board of Directors, our President or by unanimous written consent of our directors appointed by the holders of Class B common stock (until the Class B common stock is eliminated);

•
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;

•	establish that our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•
provide for a dual class common stock structure until March 29, 2017, which provides our founders, current investors, executives and employees with significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our Company or its assets;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
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
Our shares of Class A common stock began trading on the New York Stock Exchange in March 2010. An active public market for our shares on the New York Stock Exchange may not be sustained. In particular, limited trading volumes and liquidity may limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	the recently completed acquisition of Entropic and the wireless infrastructure access and backhaul businesses may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, especially due to our dual-class voting structure, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, especially with respect to our unique dual-class voting structure as to the election of directors, change of control matters and matters related to our equity incentive plans. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2016, we had 58.4 million shares of Class A common stock and 6.7 million shares of Class B common stock outstanding. On March 29, 2017, the then outstanding Class A and Class B common stock will convert on a one-for-one basis into a single class of common stock.

All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
We have filed registration statements on Form S-8 under the Securities Act to register 22.1 million shares of our common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan in addition to 3.2 million awards that were assumed and remain outstanding in connection with the Entropic acquisition. These shares may be freely sold in the public market upon issuance and once vested, subject to other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holder.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of its common stock. We issued 0.2 million shares of our common stock for the 2014 performance period upon settlement of the bonus awards on May 14, 2015. We issued 0.3 million shares of our common stock for the January 1, 2015 to June 30, 2015 performance period upon settlement of the bonus awards on August 20, 2015. We issued 0.2 million shares of our common stock for the July 1, 2015 to December 31, 2015 performance period on May 13, 2016. We issued 0.2 million shares of our common stock for the January 1, 2016 to June 30, 2016 performance period on August 12, 2016. We expect to issue additional shares of common stock for second half of 2016 fiscal performance period in February 2017. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the legacy acquired businesses, and we cannot provide assurances with respect to our ability to realize further cost savings. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate the legacy acquired businesses successfully; currently unanticipated additional incremental costs that we may incur in connection with integrating the acquired companies; risks relating to our ability to continue to realize incremental revenues from the acquisitions in the amounts that we currently anticipate; risks relating to the willingness of legacy acquired customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the legacy acquired businesses specifically. Any failure to integrate the legacy acquired businesses successfully and to continue to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Failure to integrate our business and operations successfully with those of acquired businesses in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
Our history of acquiring businesses is recent, and prior to our acquisition of Entropic, we had never pursued an acquisition of that size and complexity. We may complete larger-scale acquisitions in the future. The success of our recent and future acquisitions depends, in substantial part, on our ability to integrate acquired businesses and operations efficiently and successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in our respective supply chains and in research and development investments; and revenue growth resulting from the addition of acquired product portfolios. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisitions may not be realized fully, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
We completed our recent acquisitions in April 2015, April 2016 and July 2016. We believe the integration process is substantially complete for our 2015 acquisition of Entropic and our 2016 wireless infrastructure business acquisitions. We have incurred material restructuring costs in recent periods, some of which included employees from acquired businesses. To the extent we acquire additional businesses in the future, we cannot ensure that integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisitions and have a material adverse effect on our business, operating results, and financial condition.
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
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing legacy acquired products, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisitions. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our common stock.

We have incurred and expect to continue to incur substantial expenses related to the operational integration of our recent acquisitions.
We have incurred and expect to continue to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and acquired businesses. Business systems integration between the companies requires, and we expect it to continue to require into the foreseeable future, substantial management attention, including integration of information management, purchasing, accounting and finance, sales, and regulatory compliance functions. Numerous factors, many of which, are beyond our control, could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses have resulted in MaxLinear’s taking significant charges against earnings following the completion of the acquisitions.
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
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of December 31, 2016, our balance sheet reflected goodwill of $76.0 million and other intangible assets of $104.3 million, including IPR&D intangible assets of $22.4 million, and we could recognize impairment charges in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have leased facilities in Irvine, California; Bangalore, India; Singapore; Taiwan; Shenzhen, China; Burnaby, Canada; and in Herzliya, Israel.

ITEM 3.	LEGAL PROCEEDINGS
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that we infringe U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
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
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. On November 8, 2016, the Federal Circuit issued an opinion affirming the PTAB’s finding of unpatentability.
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. Opening briefs are currently due in late January - early February 2017. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
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
We cannot predict the outcome of any appeal by CF Crespe, CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. On or about December 6, 2016, Trango filed its second amended complaint. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On January 11, 2017, we filed our demurrer to each cause of action in the second amended complaint.
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
Market Information and Holders
In March 2010, we completed the initial public offering of our Class A common stock. Our Class A common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MXL. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A common stock as reported by the NYSE:

	Year Ended December 31, 2016
	High	Low
First Quarter (January 1, 2016 to March 31, 2016)	$18.62	$13.49
Second Quarter (April 1, 2016 to June 30, 2016)	$20.91	$15.86
Third Quarter (July 1, 2016 to September 30, 2016)	$22.36	$17.30
Fourth Quarter (October 1, 2016 to December 31, 2016)	$22.70	$18.37

	Year Ended December 31, 2015
	High	Low
First Quarter (January 1, 2015 to March 31, 2015)	$9.21	$7.15
Second Quarter (April 1, 2015 to June 30, 2015)	$13.33	$8.06
Third Quarter (July 1, 2015 to September 30, 2015)	$12.96	$9.00
Fourth Quarter (October 1, 2015 to December 31, 2015)	$17.75	$11.76
On December 31, 2016, the last reported sales price of our common stock was $21.80 and, according to our transfer agent, as of February 2, 2017, there were 53 record holders of our Class A common stock and 48 record holders of our Class B common stock. We believe we have approximately 25,000 beneficial holders of our Class A common stock.
Our Class B common stock is not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. In addition, on March 29, 2017, our Class A and Class B common stock will be converted on a one-for-one basis into a single class of common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2011 and ends on December 31, 2016, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2011, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Recent Sales of Unregistered Securities
In the year ended December 31, 2016, we issued an aggregate of 0.2 million shares of our Class B common stock to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.4 million in the year ended December 31, 2016 as a result of the exercise of these options. We believe these transactions were exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. As of December 31, 2016, options to purchase an aggregate of 1.2 million shares of our Class B common stock remain outstanding. All issuances of shares of our Class B common stock pursuant to the exercise of these options will be made in reliance on Rule 701. All option grants made under the 2004 Stock Plan were made prior to the effectiveness of our initial public offering. No further option grants will be made under our 2004 Stock Plan.
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
We have derived the selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and selected consolidated balance sheet data as of December 31, 2016 and 2015 from our consolidated financial statements and related Notes included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$387,832	$300,360	$133,112	$119,646	$97,728
Cost of net revenue	157,842	144,937	51,154	46,683	37,082
Gross profit	229,990	155,423	81,958	72,963	60,646
Operating expenses:
Research and development	97,745	85,405	56,625	53,132	46,458
Selling, general and administrative	64,454	77,981	34,191	32,181	27,254
IPR&D impairment losses	1,300	21,600	—	—	—
Restructuring charges	3,432	14,086	—	—	—
Total operating expenses	166,931	199,072	90,816	85,313	73,712
Income (loss) from operations	63,059	(43,649)	(8,858)	(12,350)	(13,066)
Interest income	572	275	236	222	282
Other income (expense), net	59	468	(123)	(203)	(127)
Income (loss) before income taxes	63,690	(42,906)	(8,745)	(12,331)	(12,911)
Provision (benefit) for income taxes	2,398	(575)	(1,704)	402	341
Net income (loss)	$61,292	$(42,331)	$(7,041)	$(12,733)	$(13,252)
Net income (loss) per share:
Basic	$0.96	$(0.79)	$(0.19)	$(0.37)	$(0.40)
Diluted	$0.91	$(0.79)	$(0.19)	$(0.37)	$(0.40)
Shares used to compute net income (loss) per share:
Basic	63,781	53,378	36,472	34,012	33,198
Diluted	67,653	53,378	36,472	34,012	33,198

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments, available-for-sale	$136,805	$130,498	$79,351	$86,354	$77,256
Working capital	159,500	134,170	67,668	56,558	68,450
Total assets	422,652	334,505	135,711	124,929	110,597
Total stockholders’ equity	352,424	262,924	99,102	86,674	80,233

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, we provide semiconductor solutions for the connected home, ranging from MoCA® (Multimedia over Coax Alliance) solutions that transform how traditional HDTV broadcast and Internet Protocol, or IP, based streaming video content is seamlessly, reliably, and securely delivered, processed, and distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access business in April of 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head (RRH) unit platforms. Through our recently closed acquisition of the Broadcom wireless infrastructure backhaul business in July of 2016, we also provide modem and RF transceiver solutions into cellular infrastructure backhaul applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $387.8 million in fiscal 2016. In fiscal 2016, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and MoCA connectivity solutions into operator voice and data modems and gateways and global analog and digital RF receiver products for analog and digital television applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit, or DBS ODU, solutions, which consist of our translation switch, or BTS, and channel stacking switch, or CSS, products. These products simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications infrastructure equipment.
Products shipped to Asia accounted for 93%, 91% and 94% of net revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2016, 2015 and 2014 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2016, 2015 and 2014 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the year ended December 31, 2016, two of our customers, Arris and Technicolor (which includes Cisco's former connected devices business), accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 74% of our net revenue. Sales to Arris as a percentage of revenue include sales to Pace, which was acquired by Arris in January 2016, for the year ended December 31, 2016. In the year ended December 31, 2015, two of our customers, Arris and Technicolor (which includes Cisco's former connected devices business), accounted for 41% of our net revenue, and our ten largest customers collectively accounted for 76% of our net revenue. In November 2015, Technicolor completed its purchase of Cisco’s connected devices business.  For the year ended December 31, 2015, the revenue percentage did not include the 1% revenue percentage for Technicolor. In the year ended December 31, 2014, one of our customers, Arris, accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. For the year ended December 31, 2014, sales to Arris as a percentage of revenue include sales to Motorola Home, which was acquired by Arris in April 2013. For certain customers, we sell multiple products into disparate end user applications such as cable modems and both cable and satellite cable set-top boxes and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set-top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the satellite operator gateway and DBS ODU sectors, a design-in can have a product life cycle of 24 to 60 months and beyond.
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
The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent businesses as defined in ASC 805, Business Combinations. We have integrated the acquired assets and rehired employees into our existing business.
On March 29, 2017, each share of our then outstanding Class A common stock and Class B common stock will convert automatically into a single class of common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. Holders of our Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to our equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of our Board of Directors, each referred to as a Class B Director. Following the conversion, each share of common stock will be entitled to one vote per share and otherwise have the same designations, rights, powers and preferences as the Class A common stock prior to the conversion. In addition, holders of the common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.

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
A portion of our revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through our distributors accounted for 19%, 13% and 28% of net revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Pricing credits to our distributors may result from our price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent us from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, we have determined that it does not meet all of the required revenue recognition criteria at the time we deliver our products to distributors as the final sales price is not fixed or determinable.
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
We record reductions in revenue for estimated pricing adjustments related to price protection agreements with our end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in our accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. We accrue 100% of potential price protection adjustments at the time of sale and do not apply a breakage factor. We de-recognize the accrual for unclaimed price protection amounts as specific programs contractually end or when we believe unclaimed amounts are no longer subject to payment and will not be paid. See Note 7 for a summary of our price protection activity.
Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers and assess each customers’ credit worthiness. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been insignificant, we may experience higher credit loss rates in the future than we have in the past. Our receivables are concentrated in relatively few customers. Therefore, a significant change in the liquidity or financial position of any one significant customer could make collection of our accounts receivable more difficult, require us to increase our allowance for doubtful accounts and negatively affect our working capital.
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
Business Combinations
We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. ASC 805 requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, and technologies acquired or licensed from other companies, customer relationships, backlog and tradenames. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful life. Technologies acquired or licensed from other companies, customer relationships, backlog and tradenames are capitalized and amortized over the greater of the terms of the agreement, or estimated useful life. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but is tested for impairment using a qualitative assessment, and subsequently the two-step method as needed. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at October 31 each year or more frequently if we believe indicators of impairment exist.
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets each year for impairment using a qualitative assessment, followed by a quantitative assessment, as needed, each year as of October 31, the date of our annual goodwill impairment review, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to its fair value. Once an IPR&D project is complete, it becomes a finite-lived intangible asset and is evaluated for impairment in accordance with our policy for long-lived assets.
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
Income Taxes
We provide for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are presented net as noncurrent. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of our revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. We currently have no plans to alter our selling practices or terms of sales through distributors in anticipation of adoption of the amendments in this guidance. We have performed a preliminary assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations and believe the change would not have a material impact on our revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. We plan to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value, and thereby eliminating the market value approach. The FASB has defined net realizable value to be the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for us beginning in the first quarter of fiscal year 2017 and is applied prospectively. The adoption of the amendments in this update are not expected to have a material impact on our consolidated financial position and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments and to revise comparative information for prior periods presented as a result of changes made to provisional amounts. Instead, those adjustments are recognized in the reporting period that the adjustments are determined. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2016, and were applied prospectively. The adoption of ASU No. 2015-16 in 2016 did not have a material impact on our consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include a requirement to measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income; previously changes in fair value were recognized in other comprehensive income. The amendments in this update are effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update are not expected to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this update on our consolidated financial position and results of operations; however, adoption of the amendments in this update are expected to be material for most entities, including us, that have material leases greater than twelve months.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. We adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in our Report on Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. For the year ended December 31, 2016, the impact on the Company's results of operations was to reduce the provision for income taxes and increase net income by $8.3 million and increase basic net income per share by $0.13, and increase diluted net income per share by $0.12. The increase to diluted net income per share includes the effect of the reduction of the tax provision and an increase in the number of incremental shares used in computing diluted EPS by 846,000 shares for the year ended December 31, 2016 (Note 2).

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update are effective for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. We do not expect the adoption of the amendments in this update to have a material impact on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for us beginning in the first quarter of fiscal 2018. The impact of adoption of the amendments in this update could be material depending on the size of any intra-entity transfers we may implement in 2018 and future periods.
Results of Operations
The following describes the line items set forth in our consolidated statements of operations.
Net Revenue. Net revenue is generated from sales of radio-frequency and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. A significant portion of our end customers purchases products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.
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
Restructuring Charges. Restructuring charges consist of employee severance and stock compensation expenses, and lease and leasehold impairment charges related to certain of our restructuring plans entered into as a result of our acquisition of Entropic and internal operations, and an adjustment related to restructuring plan implemented by Entropic prior to acquisition.
Interest Income. Interest income consists of interest earned on our cash, cash equivalents and investment balances.
Other Income (Expense). Other income (expense) generally consists of income (expense) generated from non-operating transactions.
Provision (Benefit) for Income Taxes. We make certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Net revenue	100%	100%	100%
Cost of net revenue	41	48	38
Gross profit	59	52	62
Operating expenses:
Research and development	25	28	42
Selling, general and administrative	17	26	26
IPR&D impairment losses	—	7	—
Restructuring charges	1	5	—
Total operating expenses	43	66	68
Income (loss) from operations	16	(14)	(6)
Interest income	—	—	—
Other income (expense), net	—	—	—
Income (loss) before income taxes	16	(14)	(6)
Provision (benefit) for income taxes	—	—	(1)
Net income (loss)	16%	(14)%	(5)%
Net Revenue

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Operator	$293,313	$225,265	$101,393	30%	122%
% of net revenue	75%	75%	76%
Infrastructure and other	60,568	29,585	31,719	105%	(7)%
% of net revenue	16%	10%	24%
Legacy video SoC	33,951	45,510	—	(25)%	N/A
% of net revenue	9%	15%	—
Total net revenue	$387,832	$300,360	$133,112	29%	126%

Net revenue increased $87.5 million to $387.8 million for the year ended December 31, 2016, as compared to $300.4 million for the year ended December 31, 2015. The change was primarily due to an increase of $68.0 million in operator applications, related primarily to increased cable and satellite RF receivers, digital channel-stacking, and both satellite and cable MoCA product shipments. The increase in infrastructure and other revenues of $31.0 million were primarily driven by the continued ramp of high-speed interconnect product shipments as well as contributions from our wireless access acquisition starting in May 2016 and our wireless backhaul acquisition starting in July 2016. Shipments of legacy video SoC products declined by $11.6 million in the year ended December 31, 2016 as compared to the year ended December 31, 2015. We expect year-over-year revenue declines in the legacy video SoC and analog channel stacking, or aCSS, products we acquired from Entropic to continue, as these products are near the end of their life cycles, which along with other factors, including but not limited to operator consolidation, could adversely affect future revenues for these product categories.
Net revenue increased $167.2 million to $300.4 million in the year ended December 31, 2015, as compared to $133.1 million in the year ended December 31, 2014. The increase in net revenue was primarily attributable to an increase of $123.9 million in operator applications, contributed primarily by analog channel-stacking and MoCA products related to our Entropic acquisition, as well as organic growth across each of our other operator sub-categories. Declines in infrastructure and other revenues of $2.1 million were primarily driven by hybrid-TV and consumer digital-to-analog terrestrial set-top box applications, which offset growth in retail MoCA products related to our Entropic acquisition and high-speed interconnect products related to our Physpeed acquisition. An increase of $45.5 million in our legacy video SoC products was attributable to our acquisition of Entropic.
Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Cost of net revenue	$157,842	$144,937	$51,154	9%	183%
% of net revenue	41%	48%	38%
Gross profit	229,990	155,423	81,958	48%	90%
% of net revenue	59%	52%	62%
Cost of net revenue increased $12.9 million to $157.8 million for the year ended December 31, 2016, as compared to $144.9 million for the year ended December 31, 2015. The increase was primarily driven by an increase in sales and a $4.3 million increase in amortization of purchased intangible assets costs related to our wireless infrastructure access and backhaul acquisitions during 2016, partially offset by a decrease in amortization of inventory step-up of $8.6 million and reductions in our average manufacturing costs. The increase in gross profit percentage for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to an increase in sales of higher margin products and the previously mentioned reduction in amortization of inventory step-up.
Cost of net revenue increased $93.8 million to $144.9 million for the year ended December 31, 2015, as compared to $51.2 million for the year ended December 31, 2014. This increase was primarily driven by increased sales. The decrease in gross profit percentages for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to amortization of inventory step-up costs of $14.2 million and amortization of intellectual property costs of $4.2 million related to the Entropic acquisition, partially offset by reductions in our average manufacturing costs. The gross margin decline was also driven by the significant increase in Entropic-related product revenue, which has historically generated lower gross margin than our previous corporate average.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Research and development	$97,745	$85,405	$56,625	14%	51%
% of net revenue	25%	28%	43%
Research and development expense increased $12.3 million to $97.7 million for the year ended December 31, 2016 from $85.4 million in the year ended December 31, 2015. The increase was primarily due to increases in headcount-related expense and occupancy expense of $9.4 million related to our acquisitions of the wireless infrastructure access business from Microsemi, and the wireless infrastructure backhaul business from Broadcom. Year-on-year increases in prototype expense, design tools expense, and depreciation expense of $3.2 million were primarily due to a higher number of projects.
Research and development expense increased $28.8 million to $85.4 million for the year ended December 31, 2015, as compared to $56.6 million for the year ended December 31, 2014. The increase was primarily due to an increase in headcount-related items of $16.6 million, and the combined increases in design tools, prototype, compensation to employees in relation to the Physpeed transaction, amortization, travel, and occupancy expenses of $11.9 million. In 2015, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due to increased project related design tools usage.
We expect our research and development expenses to increase as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Selling, general and administrative	$64,454	$77,981	$34,191	(17)%	128%
% of net revenue	17%	26%	26%
Selling, general and administrative expense decreased $13.5 million to $64.5 million for the year ended December 31, 2016, as compared to $78.0 million for the year ended December 31, 2015. The decrease was primarily due to a decrease of $18.0 million in intangible amortization expense related to acquired product backlog and a decrease in legal expense of $3.0 million related to the Entropic acquisition in the prior year. This decrease was partially offset by an increase in headcount-related expense of $3.5 million due to higher average full-time-equivalent headcount compared to prior year as a result of the Entropic acquisition. Commission expense increased $1.0 million due to higher sales and outside services, accounting expense, travel expense, and other expenses increased by $2.9 million.
Selling, general and administrative expense increased $43.8 million to $78.0 million for the year ended December 31, 2015, as compared to $34.2 million for the year ended December 31, 2014. The increase was primarily due to the amortization of purchased intangible assets of $25.0 million and transaction costs of $5.4 million associated with our Entropic acquisition, an increase in headcount-related items (including stock-based compensation) of $5.1 million, and an increase in commission, outside services, professional fees, occupancy, and other expenses of $10.0 million while legal fees decreased $1.7 million. In 2015, headcount-related items increased primarily due to increases in our average full-time-equivalent headcount compared to prior year. The non-headcount related increases are primarily due our facilities expansion efforts.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.
IPR&D Impairment Losses

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
IPR&D impairment losses	$1,300	$21,600	$—	(94)%	N/A
% of net revenue	—%	7%	—%
IPR&D impairment losses decreased $20.3 million to $1.3 million for the year ended December 31, 2016, compared to $21.6 million for the year ended December 31, 2015. We did not incur impairment losses in the year ended December 31, 2014. IPR&D impairment losses in 2016 consisted of acquired IPR&D technology of the wireless infrastructure access business. IPR&D impairment losses in 2015 consisted of acquired IPR&D technology of Physpeed and Entropic.

Restructuring charges

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Restructuring charges	$3,432	$14,086	$—	(76)%	N/A
% of net revenue	1%	5%	—%
Restructuring charges decreased $10.7 million to $3.4 million for the year ended December 31, 2016, compared to $14.1 million for the year ended December 31, 2015. We did not incur restructuring charges in the year ended December 31, 2014. Restructuring charges in 2016 consisted of employee severance and stock compensation expenses of $1.0 million, lease and leasehold impairment charges of $2.3 million and contract restructuring of $0.1 million. Restructuring charges in 2015 consisted of employee severance and stock compensation expenses of $5.5 million, lease and leasehold impairment charges of $8.2 million and contract restructuring of $0.3 million.
Interest and Other Income (Expense)

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Interest income	$572	$275	$236	108%	17%
Other income (expense), net	59	468	(123)	(87)%	(480)%
Interest income increased $0.3 million to $0.6 million for the year ended December 31, 2016, compared to $0.3 million for the year ended December 31, 2015. The increase was due to higher average cash and investment balances held during the year. The decrease in other income (expense), net was primarily due to fluctuations in foreign currency transactions.
Interest income increased $0.04 million to $0.3 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014 due to higher average cash and investment balances held during the period. The increase in other income (expense), net was primarily due to fluctuations in foreign currency transactions.
Provision (Benefit) for Income Taxes

	Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
	(dollars in thousands)
Provision (benefit) for income taxes	$2,398	$(575)	$(1,704)	(517)%	(66)%
The provision for income taxes for the year ended December 31, 2016 was $2.4 million or approximately 4% of pre-tax income compared to a benefit for income taxes of $0.6 million or approximately 1% of pre-tax loss for the year ended December 31, 2015. The benefit for income taxes in the year ended December 31, 2014 was $1.7 million or approximately 19% of pre-tax loss.
The provision for income taxes for the year ended December 31, 2016 primarily relates to federal alternative minimum tax due to our limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the quarter ended June 30, 2016, we adopted ASU No. 2016-09, Improvements to Share-Based Compensation, which resulted in the recognition of net excess tax benefits on share-based awards within the provision for income taxes in the consolidated statement of operations. For the year ended December 31, 2016, the impact of including net excess tax benefits was to reduce the provision for income taxes by $8.3 million in the consolidated statement of operations.
The benefit for income taxes for the years ended December 31, 2015 and 2014 primarily relates to the release of valuation allowance in connection with the Entropic and Physpeed acquisitions in 2015 and 2014, respectively, partially offset by income taxes in foreign jurisdictions and accruals for tax contingencies.
We continue to maintain a valuation allowance to offset the federal, California and certain foreign deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at December 31, 2016. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs. Until such time that we remove the valuation allowance against our federal, California and certain foreign deferred tax assets, our provision for income taxes will primarily consist of federal and state current income taxes and income taxes in certain foreign jurisdictions. Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $82.9 million, short- and long-term investments of $53.9 million, and net accounts receivable of $50.5 million. Additionally, as of December 31, 2016, our working capital was $159.5 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of businesses, property and equipment and intangible assets, and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses excludes the impact of non-cash items such as stock-based compensation, depreciation and amortization of acquired intangible assets and step-ups of acquired inventory to fair value.
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
Following is a summary of our working capital and cash and cash equivalents for the periods indicated:

	December 31,
	2016	2015
	(in thousands)
Working capital	$159,500	$134,170
Cash and cash equivalents	$82,896	$67,956
Short-term investments	47,918	43,300
Long-term investments	5,991	19,242
Total cash and cash equivalents and investments	$136,805	$130,498
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$117,317	$55,041	$12,234
Net cash used in investing activities	(101,313)	(11,059)	(17,466)
Net cash provided by (used in) by financing activities	(670)	4,003	(506)
Effect of exchange rates on cash and cash equivalents	(394)	(725)	(16)
Net increase (decrease) in cash and cash equivalents	$14,940	$47,260	$(5,754)

Cash Flows from Operating Activities
Net cash provided by operating activities was $117.3 million for the year ended December 31, 2016. Net cash provided by operating activities consisted of net income of $61.3 million, $48.2 million in non-cash expenses, and $7.8 million in changes in operating assets and liabilities. Non-cash items included in net income for the year ended December 31, 2016 primarily included depreciation and amortization expense of $26.7 million, stock-based compensation of $21.8 million, amortization of step-up to fair value of acquired inventory of $5.6 million, impairment charges on intangible assets of $1.3 million, and impairment and restructuring on leases of $0.4 million, partially offset by excess tax benefits on stock-based awards of $8.3 million.
Net cash provided by operating activities was $55.0 million for the year ended December 31, 2015. Net cash provided by operating activities consisted of $103.1 million in non-cash operating expenses, partially offset by a net loss of $42.3 million and $5.7 million in changes in operating assets and liabilities. Non-cash items included in net loss for the year ended December 31, 2015 primarily included depreciation and amortization expense of $40.6 million, impairment charges on intangible assets of $21.6 million, stock-based compensation of $19.3 million, amortization of step-up to fair value of acquired inventory of $14.2 million and impairment and restructuring on leases of $8.2 million, partially offset by deferred income taxes of $1.9 million.
Net cash provided by operating activities was $12.2 million for the year ended December 31, 2014.  Net cash provided by operating activities consisted of $18.6 million in non-cash operating expenses, partially offset by a net loss of $7.0 million and changes in operating assets and liabilities of $0.7 million. Non-cash items included in net loss for the year ended December 31, 2014 primarily included stock-based compensation of $15.0 million, depreciation and amortization expense of $5.1 million, partially offset by deferred income taxes of $2.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $101.3 million for the year ended December 31, 2016. Net cash used in investing activities primarily consisted of $101.0 million used in our acquisitions of the wireless infrastructure access and backhaul businesses, $90.3 million in purchases of securities, and $8.5 million in purchases of property and equipment, partially offset by $98.9 million in maturities of securities.
Net cash used in investing activities was $11.1 million for the year ended December 31, 2015. Net cash used in investing activities primarily consisted of $73.4 million in purchases of securities, $3.6 million cash used in our acquisition of Entropic, and $3.0 million in purchases of property and equipment, partially offset by $69.0 million in maturities of securities.
Net cash used in investing activities was $17.5 million for the year ended December 31, 2014. Net cash used in investing activities consisted of $56.7 million in purchases of securities, $9.1 million used in our acquisition of Physpeed, and $8.8 million in purchases of property and equipment, partially offset by $57.2 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.7 million for the year ended December 31, 2016. Net cash used in financing activities primarily consisted of $7.3 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by $6.6 million in net proceeds from issuance of common stock.
Net cash provided by financing activities was $4.0 million for the year ended December 31, 2015. Net cash provided by financing activities primarily consisted primarily of $10.0 million in net proceeds from issuance of common stock, partially offset by $5.1 million in minimum tax withholding paid on behalf of employees for restricted stock units.
Net cash used in financing activities was $0.5 million for the year ended December 31, 2014. Net cash used in financing activities consisted of $3.8 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by $3.3 million in net proceeds from issuance of common stock.

We believe that our $82.9 million of cash and cash equivalents and $53.9 million in short- and long-term investments at December 31, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. In 2016, we used $101.0 million of cash to purchase the wireless infrastructure access and backhaul businesses of Microsemi and Broadcom, respectively. Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in August 2016, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2016 to June 30, 2016 performance period under our bonus plan. In May 2016, we issued 0.2 million shares of our Class A common stock in settlement of bonus awards for the July 1, 2015 to December 31, 2015 performance period. In August 2015, we issued 0.3 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the January 1, 2015 to June 30, 2015 performance period under our bonus plan. In May 2015, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2014 performance period under our bonus plan. In May 2014, we issued 0.6 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the fiscal 2013 performance period under our bonus plan. We expect to implement a similar equity-based plan for the second half of fiscal 2016, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of December 31, 2016, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$35,601	$8,123	$13,229	$12,657	$1,592
Inventory purchase obligations	30,464	30,464	—	—	—
Other obligations	5,863	4,939	924	—	—
Total	$71,928	$43,526	$14,153	$12,657	$1,592

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. We do not believe that a change of 10% in such foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.
Interest Rate Risk
We had cash and cash equivalents of $82.9 million at December 31, 2016 which was held for working capital purposes. We also had short- and long-term investments of $53.9 million at December 31, 2016. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates due to their short-term nature.
Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.
Investments Risk
We had short- and long-term investments of $53.9 million at December 31, 2016. Our investments, consisting of U.S. Treasury and agency obligations and corporate notes and bonds, are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss).

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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, as stated within their report which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MaxLinear, Inc.
We have audited the internal control over financial reporting of MaxLinear, Inc. (the "Company") as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2016 and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Irvine, California
February 8, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement. Such amendment in the 2017 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2017 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation" in either an amendment to this Annual Report on Form 10-K or our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 4 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2017 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts—Years ended December 31, 2016, 2015 and 2014
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2016	$236	$87	$—	$(236)	$87
2015	57	179	—	—	236
2014	57	—	—	—	57
Warranty reserves
2016	$157	$335	$489	$(121)	$860
2015	60	193	37	(133)	157
2014	15	56	—	(11)	60
Valuation allowance for deferred tax assets
2016	$98,535	$—	$8,410	$(6,661)	$100,284
2015	29,399	69,136	—	—	98,535
2014	28,628	3,106	—	(2,335)	29,399

3. Exhibits

Exhibit Number	Exhibit Title
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

+10.6	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on August 15, 2016 (File No. 001-34666)).
+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).
+10.8	2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on August 15, 2016 (File No. 001-34666)).
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

+10.12
Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed on February 17, 2016).

+10.13	Form of Change in Control Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed on February 17, 2016).
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

+10.21	MaxLinear, Inc. Executive Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2016).
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

10.33
Lease Agreement, dated November 11, 2015, between Registrant and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2016).

10.34
Asset Purchase Agreement, by and between the Company and Microsemi, dated as of April 28, 2016 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2016).

10.35
Asset Purchase Agreement, dated as of May 9, 2016, by and between the Registrant and Broadcom (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 9, 2016).

10.36
Employment Offer Letter, dated December 21, 2015, between the Registrant and Dana McCarty (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q filed on May 9, 2016).

+10.37
Employment Promotion Letter, dated February 11, 2016, between the Registrant and Connie Kwong (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q filed on May 9, 2016).

*11.1	Statement re computation of income (loss) per share (included on pages F-14 through F-15 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, PH.D
Kishore Seendripu, Ph.D
President and Chief Executive Officer
Date:	February 8, 2017		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, PH.D	President and Chief Executive Officer	February 8, 2017
Kishore Seendripu, Ph.D	(Principal Executive Officer)

/s/ ADAM C. SPICE	Chief Financial Officer	February 8, 2017
Adam C. Spice	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 8, 2017
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 8, 2017
Thomas E. Pardun

/s/ STEVEN C. CRADDOCK	Director	February 8, 2017
Steven C. Craddock

/s/ CURTIS LING, PH.D	Director	February 8, 2017
Curtis Ling, Ph.D

/s/ ALBERT J. MOYER	Director	February 8, 2017
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 8, 2017
Donald E. Schrock

/s/ THEODORE TEWSBURY	Director	February 8, 2017
Theodore Tewksbury

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MaxLinear, Inc.
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MaxLinear, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements under Recent Accounting Pronouncements, effective January 1, 2016, the Company adopted the provisions of Accounting Standards Update No. 2016-09, Improvements to Share-Based Compensation related to the accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Irvine, California
February 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MaxLinear, Inc.
We have audited the accompanying consolidated balance sheet of MaxLinear, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2015 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MaxLinear, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
February 17, 2016

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$82,896	$67,956
Short-term investments, available-for-sale	47,918	43,300
Accounts receivable, net	50,487	42,399
Inventory	26,583	32,443
Prepaid expenses and other current assets	6,159	3,904
Total current assets	214,043	190,002
Property and equipment, net	20,549	21,858
Long-term investments, available-for-sale	5,991	19,242
Intangible assets, net	104,261	51,355
Goodwill	76,015	49,779
Other long-term assets	1,793	2,269
Total assets	$422,652	$334,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,757	$6,389
Deferred revenue and deferred profit	5,991	4,066
Accrued price protection liability	15,176	20,026
Accrued expenses and other current liabilities	16,358	15,368
Accrued compensation	10,261	9,983
Total current liabilities	54,543	55,832
Deferred rent	9,656	11,427
Other long-term liabilities	6,029	4,322
Total liabilities	70,228	71,581

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000 shares authorized, 58,363 and 55,737 shares issued and outstanding at December 31, 2016 and 2015, respectively	6	5
Class B common stock, $0.0001 par value; 500,000 shares authorized, 6,668 and 6,665 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Additional paid-in capital	413,909	384,961
Accumulated other comprehensive loss	(1,560)	(822)
Accumulated deficit	(59,932)	(121,221)
Total stockholders’ equity	352,424	262,924
Total liabilities and stockholders’ equity	$422,652	$334,505
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net revenue	$387,832	$300,360	$133,112
Cost of net revenue	157,842	144,937	51,154
Gross profit	229,990	155,423	81,958
Operating expenses:
Research and development	97,745	85,405	56,625
Selling, general and administrative	64,454	77,981	34,191
IPR&D impairment losses	1,300	21,600	—
Restructuring charges	3,432	14,086	—
Total operating expenses	166,931	199,072	90,816
Income (loss) from operations	63,059	(43,649)	(8,858)
Interest income	572	275	236
Other income (expense), net	59	468	(123)
Income (loss) before income taxes	63,690	(42,906)	(8,745)
Provision (benefit) for income taxes	2,398	(575)	(1,704)
Net income (loss)	$61,292	$(42,331)	$(7,041)
Net income (loss) per share:
Basic	$0.96	$(0.79)	$(0.19)
Diluted	$0.91	$(0.79)	$(0.19)
Shares used to compute net income (loss) per share:
Basic	63,781	53,378	36,472
Diluted	67,653	53,378	36,472

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$61,292	$(42,331)	$(7,041)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax $27 in 2016, and $0 in 2015 and 2014	11	(93)	(60)
Less: Reclassification adjustments of unrealized gain, net of tax $0 in 2016, 2015 and 2014	—	21	—
Unrealized gain (loss) on investments, net of tax	11	(72)	(60)
Foreign currency translation adjustments, net of tax benefit of $39 in 2016, $184 in 2015, and $0 in 2014 (1)	(749)	(725)	(23)
Foreign currency translation adjustments, net of tax	(749)	(725)	(23)
Other comprehensive loss	(738)	(797)	(83)
Total comprehensive income (loss)	$60,554	$(43,128)	$(7,124)
___________________________

(1)	Tax amount recognized in Other Long-Term Liabilities of the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	27,002	$3	8,338	$1	$158,360	$58	$(71,748)	$86,674
Conversion of Class B common stock to Class A common stock	1,405	—	(1,405)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	2,043	—	51	—	1,486	—	—	1,486
Employee stock purchase plan	477	—	—	—	3,058	—	—	3,058
Stock-based compensation	—	—	—	—	15,008	—	—	15,008
Other comprehensive loss	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(7,041)	(7,041)
Balance at December 31, 2014	30,927	3	6,984	1	177,912	(25)	(78,789)	99,102
Shares repurchased	—	—	—	—	—	—	(101)	(101)
Conversion of Class B common stock to Class A common stock	500	—	(500)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	3,420	—	181	—	6,603	—	—	6,603
Issuance of common stock for merger with Entropic Communications, Inc.	20,373	2	—	—	177,559	—	—	177,561
Employee stock purchase plan	517	—	—	—	3,619	—	—	3,619
Stock-based compensation	—	—	—	—	19,268	—	—	19,268
Other comprehensive loss	—	—	—	—	—	(797)	—	(797)
Net loss	—	—	—	—	—	—	(42,331)	(42,331)
Balance at December 31, 2015	55,737	5	6,665	1	384,961	(822)	(121,221)	262,924
Shares repurchased	—	—	—	—	—	—	(3)	(3)
Conversion of Class B common stock to Class A common stock	3	—	(3)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	2,344	1	6	—	2,839	—	—	2,840
Employee stock purchase plan	279	—	—	—	4,134	—	—	4,134
Stock-based compensation	—	—	—	—	21,975	—	—	21,975
Other comprehensive loss	—	—	—	—	—	(738)	—	(738)
Net income	—	—	—	—	—	—	61,292	61,292
Balance at December 31, 2016	58,363	$6	6,668	$1	$413,909	$(1,560)	$(59,932)	$352,424
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$61,292	$(42,331)	$(7,041)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	26,703	40,641	5,107
Impairment of IPR&D assets	1,300	21,600	—
Provision for losses on accounts receivable	87	178	—
Amortization of investment premiums, net	169	554	724
Amortization of inventory step-up	5,641	14,244	—
Stock-based compensation	21,765	19,268	15,008
Deferred income taxes	101	(1,906)	(2,281)
Loss on disposal of property and equipment	366	74	—
Gain on sale of available-for-sale securities	(50)	(21)	(3)
Change in fair value of contingent consideration	220	130	—
Impairment of long-lived assets	—	153	29
Impairment of lease	388	8,163	—
Gain on foreign currency	(216)	—	—
Excess tax benefits on stock-based awards	(8,291)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,175)	5,160	1,982
Inventory	9,846	(6,247)	(757)
Prepaid expenses and other assets	402	4,495	(752)
Accounts payable, accrued expenses and other current liabilities	3,249	(22,033)	83
Accrued compensation	5,609	5,320	3,911
Deferred revenue and deferred profit	1,925	454	961
Accrued price protection liability	(4,850)	6,522	(4,999)
Other long-term liabilities	(164)	623	262
Net cash provided by operating activities	117,317	55,041	12,234
Investing Activities
Purchases of property and equipment	(8,512)	(2,996)	(8,800)
Purchases of intangible assets	(390)	(100)	—
Cash used in acquisition, net of cash acquired	(101,000)	(3,615)	(9,136)
Purchases of available-for-sale securities	(90,307)	(73,377)	(56,702)
Maturities of available-for-sale securities	98,896	69,029	57,172
Net cash used in investing activities	(101,313)	(11,059)	(17,466)
Financing Activities
Repurchases of common stock	(3)	(101)	—
Net proceeds from issuance of common stock	6,649	9,950	3,304
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,316)	(5,141)	(3,810)
Equity issuance costs	—	(705)	—
Net cash provided by (used in) financing activities	(670)	4,003	(506)
Effect of exchange rate changes on cash and cash equivalents	(394)	(725)	(16)
Increase (decrease) in cash and cash equivalents	14,940	47,260	(5,754)
Cash and cash equivalents at beginning of period	67,956	20,696	26,450
Cash and cash equivalents at end of period	$82,896	$67,956	$20,696
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,583	$41	$187
Supplemental disclosures of non-cash investing and financing activities:
Issuance of accrued share-based bonus plan	$7,649	$5,459	$5,050
Lease incentive for leasehold improvements	$61	$4,255	$2,008
Issuance of restricted stock units to Physpeed continuing employees	$1,061	$—	$—
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany transactions and investments have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the consolidated financial statements. Actual results could differ from those estimates.
Business Combinations
The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
As of December 31, 2016 and 2015, the Company has restricted cash of $1.8 million and $1.2 million, respectively. The cash is on deposit in connection with a guarantee for certain office leases.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer's credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2016 and 2015, the Company has an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively.
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

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and compensation are considered to be representative of their respective fair value because of the short-term nature of these accounts. Investment securities, available-for-sale, are carried at fair value.
Property and Equipment
Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $10.6 million, $10.8 million and $4.6 million, respectively.
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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets represent purchased intangible assets including developed technology, in-process research and development, or IPR&D, technologies acquired or licensed from other companies, customer relationships, backlog and tradenames. Purchased intangible assets with definitive lives are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, backlog and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
Impairment of Goodwill and Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Goodwill is not amortized but is tested for impairment using a qualitative assessment, and subsequently the two-step method as needed. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment as of October 31 each year or more frequently if it believes indicators of impairment exist.
During development, IPR&D is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews indefinite-lived intangible assets for impairment using a qualitative assessment, followed by a quantitative assessment, as needed, each year as of October 31, the date of its annual goodwill impairment review, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to its fair value. In certain cases, the Company utilizes the relief-from-royalty method when appropriate, and a fair value will be obtained based on analysis over the costs saved by owning the right instead of leasing it.
Once an IPR&D project is complete, it becomes a finite-lived intangible asset and is evaluated for impairment both immediately prior to its change in classification and thereafter in accordance with the Company's policy for long-lived assets.
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

During 2016 and 2015, the Company identified impairment of IPR&D of $1.3 million and $21.6 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
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
A portion of the Company’s revenues are generated from sales made through distributors under agreements allowing for pricing credits and/or stock rotation rights of return. Revenues from sales through the Company’s distributors accounted for 19%, 13% and 28% of net revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Pricing credits to the Company’s distributors may result from its price protection and unit rebate provisions, among other factors. These pricing credits and/or stock rotation rights prevent the Company from being able to reliably estimate the final sales price of the inventory sold and the amount of inventory that could be returned pursuant to these agreements. As a result, for sales through distributors, the Company has determined that it does not meet all of the required revenue recognition criteria at the time it delivers its products to distributors as the final sales price is not fixed or determinable.
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
The Company records reductions in revenue for estimated pricing adjustments related to price protection agreements with the Company’s end customers in the same period that the related revenue is recorded. Price protection pricing adjustments are recorded at the time of sale as a reduction to revenue and an increase in the Company’s accrued liabilities. The amount of these reductions is based on specific criteria included in the agreements and other factors known at the time. The Company accrues 100% of potential price protection adjustments at the time of sale and does not apply a breakage factor. The Company de-recognizes the accrual for unclaimed price protection amounts as specific programs contractually end and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid. See Note 7 for a summary of the Company's price protection activity.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. As of December 31, 2016 and 2015, the Company has $0.9 million and $0.2 million of warranty reserves based on the Company’s analysis.
Segment Information
The Company operates in one segment as it has developed, marketed and sold primarily only one class of similar products, radio frequency and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets.
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
Income Taxes
The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are presented net as noncurrent. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continually assesses the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as unrealized holding gains and losses on available-for-sale investments, net of tax, and translation gains and losses.
The following table summarizes the balances in accumulated other comprehensive income (loss) by component:

	Available for Sale Investments	Cumulative Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2015	$45	$(867)	$(822)
Balance at December 31, 2016	$55	$(1,615)	$(1,560)
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of the Company’s revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. The Company currently has no plans to alter its selling practices or terms of sales through distributors in anticipation of adoption of the amendments in this guidance. The Company has performed a preliminary assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations and believes the change would not have a material impact on the Company's revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. The Company plans to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value, and thereby eliminating the market value approach. The FASB has defined net realizable value to be the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for the Company beginning in the first quarter of fiscal year 2017 and is applied prospectively. The adoption of the amendments in this update are not expected to have a material impact on the Company's consolidated financial position and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments and to revise comparative information for prior periods presented as a result of changes made to provisional amounts. Instead, those adjustments are recognized in the reporting period that the adjustments are determined. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The amendments in this update also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2016, and were applied prospectively. The adoption of ASU No. 2015-16 by the Company in 2016 did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include a requirement to measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income; previously changes in fair value were recognized in other comprehensive income. The amendments in this update are effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update are not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the amendments in this update on the Company’s consolidated financial position and results of operations; however, adoption of the amendments in this update is expected to have a material impact on the Company's consolidated financial position.

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

excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in the Company's Report on Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. For the year ended December 31, 2016, the impact of adoption on the Company's results of operations was to reduce the provision for income taxes and increase net income by $8.3 million and increase basic net income per share by $0.13, and increase diluted net income per share by $0.12. The increase to diluted net income per share includes the effect of the reduction of the tax provision and an increase in the number of incremental shares used in computing diluted EPS by 846,000 shares for the year ended December 31, 2016 (Note 2). Also, excess tax benefits have been included on a prospective basis as a non-cash reconciling item in the consolidated statement of operations for the year ended December 31, 2016; prior periods have not been adjusted.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update are effective for the Company in fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. The Company does not expect the adoption of the amendments in this update to have a material impact on its consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for the Company beginning in the first quarter of fiscal 2018. The impact of adoption of the amendments in this update could be material depending on the size of any intra-entity transfers the Company may implement in 2018 and future periods.

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

As a result of the Company's adoption of ASU No. 2016-09 in the second quarter 2016, excess tax benefits and tax deficiencies are no longer recognized in additional paid-in capital. As a result, when computing diluted EPS using the treasury stock method, fewer hypothetical shares can be repurchased resulting in a greater number of incremental shares being issued upon the exercise of share-based payment awards. The impact of adoption of ASU No. 2016-09 for the year ended December 31, 2016 on diluted income (loss) per share (Note 1) is to increase net income by $8.3 million due to the inclusion of excess tax benefits in the provision for income taxes, and to increase the number of incremental shares used in computing diluted EPS by 846,000 shares, or an increase to diluted net income per share of $0.12 per share.

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

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$61,292	$(42,331)	$(7,041)
Denominator:
Weighted average common shares outstanding—basic	63,781	53,378	36,472
Dilutive common stock equivalents	3,872	—	—
Weighted average common shares outstanding—diluted	67,653	53,378	36,472
Net income (loss) per share:
Basic	$0.96	$(0.79)	$(0.19)
Diluted	$0.91	$(0.79)	$(0.19)
The Company excluded 0.8 million, 3.0 million and 3.1 million common stock equivalents resulting from outstanding equity awards for the year ended December 31, 2016, 2015 and 2014, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
3. Business Combinations

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

The following is a preliminary allocation of purchase price as of the July 1, 2016 closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
(in thousands)
Fair value of consideration transferred:
Cash	$80,000

Preliminary purchase price allocation:
Inventory	$8,715
Other current assets	2,181
Property and equipment, net	1,616
Identifiable intangible assets	56,300
Accrued expenses and other current liabilities	(5,911)
Accrued compensation	(2,202)
Identifiable net assets acquired	60,699
Goodwill	19,301
Total purchase price	$80,000

The estimated fair value of assets acquired and liabilities assumed performed for the purposes of these consolidated financial statements was primarily limited to the preliminary identification and valuation of intangible assets and inventory by independent valuation specialists. Estimates of fair value require management to make significant estimates and assumptions that are preliminary and subject to change upon finalization of the valuation analysis. Although final determination may result in different asset and liability fair values, it is not expected that such differences will be material to understanding the impact of the transaction on the financial results of MaxLinear. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the wireless infrastructure backhaul business with the operations of MaxLinear.

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $5.3 million, which was fully amortized as of December 31, 2016. The Company recognized the $5.3 million amortization of inventory step-up in cost of sales in the consolidated statement of operations for the year ended December 31, 2016.
The following table presents details of the identified intangible assets acquired of the wireless infrastructure backhaul business:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7	$19,100
Customer relationships	2.5	12,200
Backlog	0.5	1,900
Covenants not-to-compete	3	800
Total finite-lived intangible assets	4.9	34,000
In-process research and development	n/a	22,300
Total intangible assets		$56,300
The Company used cash and cash equivalents on hand of $80.0 million to fund the acquisition.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

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

The following allocation of purchase price as of the April 28, 2016 closing date was based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
(in thousands)
Fair value of consideration transferred:
Cash	$21,000

Purchase price allocation:
Inventory	$912
Property and equipment	21
Identifiable intangible assets	13,600
Warranty obligations	(12)
Accrued expenses	(456)
Identifiable net assets acquired	14,065
Goodwill	6,935
Total purchase price	$21,000
The fair value of assets acquired and liabilities assumed performed for the purposes of these consolidated financial statements was primarily limited to the identification and valuation of intangible assets and inventory by independent valuation specialists. The valuation analysis performed by independent valuation specialists was finalized during the period ended September 30, 2016. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the wireless infrastructure access business with the operations of MaxLinear.
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $0.3 million, which was fully amortized as of December 31, 2016. The Company recognized the $0.3 million amortization of inventory step-up in cost of sales in the consolidated statement of operations for the year ended December 31, 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents details of the identified intangible assets acquired of the wireless infrastructure access business:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7	$8,600
Customer relationships	2.7	3,100
Backlog	0.5	500
Covenants not-to-compete	3	100
Total finite-lived intangible assets	5.6	12,300
In-process research and development	n/a	1,300
Total intangible assets		$13,600
The Company used cash and cash equivalents on hand of $21.0 million to fund the acquisition.
The fair value of the identified intangible assets acquired from the wireless infrastructure access and backhaul businesses was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.
In connection with the acquisition of the wireless infrastructure access and backhaul businesses, the Company has assumed liabilities related to product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocations above.

The total goodwill recorded in connection with the acquisitions of the wireless infrastructure access and backhaul businesses was $6.9 million and $19.3 million, respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions had occurred at the beginning of fiscal year 2015:

	Years Ended December 31,
	2016	2015
	(in thousands)
Net revenue – proforma combined	$398,845	$333,885
Net income (loss) – proforma combined	$58,189	$(85,908)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following adjustments were included in the unaudited pro forma combined net revenues:

	Years Ended December 31,
	2016	2015
	(in thousands)
Net revenue	$387,832	$300,360
Add: Net revenue – acquired businesses	11,013	33,525
Net revenues – proforma combined	$398,845	$333,885

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Years Ended December 31,
	2016	2015
	(in thousands)
Net income (loss)	$61,292	$(42,331)
Add: Results of operations – acquired businesses	(8,822)	(22,227)
Less: Proforma adjustments
Depreciation of property and equipment	(397)	(797)
Amortization of intangible assets	(2,346)	(12,701)
Amortization of inventory step-up	5,641	(5,641)
Impairment of intangible assets	1,300	(1,300)
Acquisition and integration expenses	2,141	—
Income taxes	(620)	(911)
Net income (loss) – proforma combined	$58,189	$(85,908)

Net income (loss) per share – proforma combined:
Basic	$0.91	$(1.61)
Diluted	$0.86	$(1.61)
Shares used to compute net income (loss) per share – proforma combined:
Basic	63,781	53,378
Diluted	67,653	53,378

The pro forma combined financial information for the year ended December 31, 2015 includes aggregate non-recurring adjustments of $8.0 million consisting of amortization of inventory step-up and intangible assets of $5.6 million and $2.4 million, respectively, for which the related assets have useful lives of less than one year, and impairment of intangible assets of $1.3 million. The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisitions actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisitions in the Company's unaudited consolidated statements of operations.

For the year ended December 31, 2016, $15.4 million of revenue and $11.2 million of gross profit, excluding $7.8 million of amortization of acquired intangible assets and the inventory fair-value step-up of the wireless infrastructure access and backhaul businesses since the acquisition dates are included in the Company's consolidated statements of operations.

Acquisition and integration-related costs of $2.1 million related to the acquisitions of the wireless infrastructure access and backhaul businesses were included in selling, general, and administrative expenses in the Company's statement of operations for the year ended December 31, 2016.

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
Acquisition of Physpeed, Co., Ltd.
On October 31, 2014, the Company acquired 100% of the outstanding common shares of Physpeed Co., Ltd., or Physpeed, a privately held developer of high-speed physical layer interconnect products addressing enterprise and telecommunications infrastructure market applications. The Company paid $9.3 million in cash in exchange for all outstanding shares of capital stock and equity of Physpeed. Consideration payable of $1.1 million to the former shareholders of Physpeed was placed into escrow pursuant to the terms of the definitive merger agreement and was paid out as of December 31, 2015.
The following disclosures regarding this acquisition are for the years ended December 31, 2016 and 2015.
Compensation Arrangements
In connection with the acquisition of Physpeed, the Company has agreed to pay additional consideration in future periods. The definitive merger agreement provided for potential consideration of $1.7 million of held back merger proceeds for the former principal shareholders of Physpeed, which were paid over a two year period which ended October 2016 contingent upon continued employment. Certain employees of Physpeed were paid a total of $0.1 million of which $0.07 million was paid in 2015 and $0.05 million was paid in 2016. These payments were accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and were recorded as post-combination compensation expense in the Company's financial statements during the service period.
Earn-Out
The definitive merger agreement also provides for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out is determined by multiplying $0.375 million by a 2015 revenue percentage that is defined in the definitive merger agreement. The 2016 earn-out is determined by multiplying $0.375 million by a 2016 revenue percentage that is defined in the definitive merger agreement and was fully earned as of December 31, 2016. The fair value of the earn-out was $0.4 million and $0.4 million at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company paid $0.2 million for the 2015 earn out (Note 6).
RSU Awards
The Company agreed to grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2015 and 2016 revenue targets were met contingent upon continued employment. Qualifying revenues are the net revenues directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products.
4. Restructuring Activity

During 2016, the Company approved and implemented a plan to restructure its internal operations including exiting certain leases and terminating 24 employees. Pursuant to the restructuring plan, the Company ceased use of certain offices. Accordingly, the Company recognized lease impairment charges of $0.2 million based on the adjustment to the net present value of the remaining lease obligations on the cease use date. The Company also recorded leasehold improvements and other property write offs of $0.1 million in connection with the office closures. The Company recognized associated employee separation charges of approximately $1.0 million in the year ended December 31, 2016 related to these terminations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

In connection with the Company's acquisition of Entropic, the Company approved and implemented a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. In connection with this plan, the Company terminated the employment of 87 Entropic employees during the year ended December 31, 2015. The Company recognized associated employee separation charges of approximately $5.5 million in the year ended December 31, 2015 related to these terminations. Included in these employee separation charges is $1.5 million of stock compensation for accelerated stock options and RSUs vesting due to double trigger change of control agreements and other special agreements in effect with certain Entropic employees.
Additionally, in connection with the restructuring plan, the Company ceased use of the majority of Entropic's former headquarters. Accordingly, the Company recognized lease impairment charges of $2.7 million in the year ended December 31, 2015 based on the net present value of the remaining lease obligation on the cease use date. The Company also recorded impairment charges of $5.2 million in the year ended December 31, 2015 related to leasehold improvements on the unused premises. During the year ended December 31, 2016, the Company recorded additional lease impairment charges of $2.0 million. This included adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with the Entropic lease, including commissions to brokers involved in subleasing property. Total sublease income for the year ended December 31, 2016 was approximately $1.3 million and related to leased facilities the Company ceased using as part of the Entropic restructuring plan.
The following table presents the activity related to the plans, which is included in restructuring charges in the consolidated statements of operations:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Employee separation expenses	$1,038	$5,533
Lease related impairment	2,264	8,163
Other	130	390
	$3,432	$14,086

The Company does not expect to incur additional material costs related to these restructuring plans.
The following table presents a roll-forward of the Company's restructuring liability for the years ended December 31, 2016 and 2015, which is included in accrued expenses and other current liabilities in the consolidated balance sheets:

	Employee Separation Expenses	Lease Related Impairment	Other	Total
	(in thousands)
Liability as of December 31, 2014	$—	$—	$—	$—
Acquisition	—	984	1,479	2,463
Restructuring charges	5,533	8,163	390	14,086
Cash payments	(3,913)	(1,645)	(284)	(5,842)
Non-cash charges	(1,545)	(5,472)	(274)	(7,291)
Liability as of December 31, 2015	75	2,030	1,311	3,416
Restructuring charges	1,038	2,264	130	3,432
Cash payments	(1,047)	(4,039)	(1,338)	(6,424)
Non-cash charges	(66)	244	(66)	112
Liability as of December 31, 2016	$—	$499	$37	$536

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). As of December 31, 2016, the Company completed its purchase price allocation for the acquisition of the wireless infrastructure access business.

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Years Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$49,779	$1,201
Acquisition of wireless infrastructure access business	6,935	—
Acquisition of wireless infrastructure backhaul business	19,301	—
Acquisition of Entropic	—	48,578
Ending balance	$76,015	$49,779

The Company performs an annual impairment assessment on October 31st each year. In evaluating goodwill, the Company utilizes a qualitative assessment, i.e., the “Step 0 Test,” as a precursor to the two-step quantitative process. If the Company fails the Step 0 Test, it proceeds to test for impairment using the two-step method. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

Using the Step 0 Test, the Company assessed qualitative factors to determine that it is more likely than not that the fair value of the reporting unit is not less than its carrying value. Based on our review of these qualitative factors and their respective weightings, we determined there were no indications of impairment associated with goodwill. As a result, no goodwill impairment was recognized as of October 31, 2016. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2016, there were no indications of impairment of the Company's goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		December 31, 2016			December 31, 2015
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$3,311	$(2,957)	$354	$2,921	$(2,725)	$196
Developed technology	7	77,800	(13,550)	64,250	47,000	(4,652)	42,348
Trademarks and trade names	7	1,700	(405)	1,295	1,700	(162)	1,538
Customer relationships	3.7	20,000	(4,782)	15,218	4,700	(627)	4,073
Covenants non-compete	3	900	(156)	744	—	—	—
Backlog	0.5	26,600	(26,600)	—	24,200	(24,200)	—
		$130,311	$(48,450)	$81,861	$80,521	$(32,366)	$48,155

The amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $16.1 million, $29.9 million and $0.4 million, respectively.

The following table sets forth the Company’s activities related to finite-lived intangible assets resulting from acquisitions, other additions, transfers to developed technology from IPR&D, and the related amortization of acquired finite-lived intangible assets:

	Years Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$48,155	$3,086
Acquisition of Entropic	—	74,200
Acquisition of wireless infrastructure access business	12,300	—
Acquisition of wireless infrastructure backhaul business	34,000	—
Other additions	390	100
Transfers to developed technology from IPR&D	3,100	700
Amortization	(16,084)	(29,931)
Ending balance	$81,861	$48,155

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the year ended December 31, 2016, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2016:

Amortization (in thousands)
2017	$18,803
2018	18,786
2019	12,485
2020	11,670
2021	11,293
Thereafter	8,824
Total	$81,861
Indefinite-lived Intangible Assets
The following table sets forth the Company’s activities related to the indefinite-lived intangible assets resulting from additions to IPR&D through acquisitions, transfers to developed technology from IPR&D and impairment losses:

	Years Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$3,200	$7,300
Acquisition of Entropic	—	18,200
Acquisition of wireless infrastructure access business	1,300	—
Acquisition of wireless infrastructure backhaul business	22,300	—
Transfers to developed technology from IPR&D	(3,100)	(700)
Impairment losses	$(1,300)	$(21,600)
Ending balance	$22,400	$3,200

Impairment losses from indefinite lived intangible assets of $1.3 million for the year ended December 31, 2016 are related to the Company's abandonment of IPR&D of the wireless infrastructure access business and were recognized in the quarter ended September 30, 2016. The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year, utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2016, no additional impairment of indefinite-lived intangible assets was recorded during the year ended December 31, 2016.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$39,181	$—	$—	$39,181
Government debt securities	28,025	—	(32)	27,993
Corporate debt securities	25,923	—	(7)	25,916
	93,129	—	(39)	93,090
Less amounts included in cash and cash equivalents	(39,181)	—	—	(39,181)
	$53,948	$—	$(39)	$53,909

Fair Value at December 31, 2016
(in thousands)
Liabilities
Contingent consideration	$375

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$17,144	$—	$—	$17,144
Government debt securities	17,303	—	(30)	17,273
Corporate debt securities	45,353	—	(84)	45,269
	79,800	—	(114)	79,686
Less amounts included in cash and cash equivalents	(17,144)	—	—	(17,144)
	$62,656	$—	$(114)	$62,542

Fair Value at December 31, 2015
(in thousands)
Liabilities
Contingent consideration	$395
As of December 31, 2016, the Company held 25 government and corporate debt securities with an aggregate fair value of $42.2 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.04 million at December 31, 2016 represent temporary impairments on government and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

All of the Company’s long-term available-for-sale securities were due between 1 and 2 years as of December 31, 2016.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of December 31, 2016 and 2015, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2016 and 2015 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include estimates for future revenues related to Physpeed products and services and a discount factor of 1 at December 31, 2016 and 0.41 at December 31, 2015. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2016
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$39,181	$39,181	$—	$—
Government debt securities	27,993	—	27,993	—
Corporate debt securities	25,916	—	25,916	—
	$93,090	$39,181	$53,909	$—
Liabilities
Contingent consideration	$375	$—	$—	$375
	$375	$—	$—	$375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$17,144	$17,144	$—	$—
Government debt securities	17,273	—	17,273	—
Corporate debt securities	45,269	—	45,269	—
	$79,686	$17,144	$62,542	$—
Liabilities
Contingent consideration	$395	$—	$—	$395
	$395	$—	$—	$395
The following summarizes the activity in Level 3 financial instruments:

	Fair Value at December 31,
	2016	2015
	(in thousands)
Contingent Consideration (1)
Beginning balance	$395	$265
Physpeed earn-out payment	(240)	—
Loss recognized in earnings (2)	220	130
Ending balance	$375	$395
Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$220	$130

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of certain 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the statements of operations.

(2)	Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company's expectations of earn-out achievement.
There were no transfers between Level 1, Level 2 or Level 3 securities in the years ended December 31, 2016 and 2015.
7. Balance Sheet Details
Cash and cash equivalents and investments consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$82,896	$67,956
Short-term investments	47,918	43,300
Long-term investments	5,991	19,242
	$136,805	$130,498

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Inventory consists of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Work-in-process	$13,947	$15,713
Finished goods	12,636	16,730
	$26,583	$32,443
Property and equipment consist of the following:

	Useful Life (in Years)	December 31, 2016	December 31, 2015
		(in thousands)
Furniture and fixtures	5	$1,983	$2,458
Machinery and equipment	3 -5	27,028	23,679
Masks and production equipment	2	9,153	8,062
Software	3	3,625	3,017
Leasehold improvements	1 -5	11,635	9,573
Construction in progress	N/A	39	62
		53,463	46,851
Less accumulated depreciation and amortization		(32,914)	(24,993)
		$20,549	$21,858
Deferred revenue and deferred profit consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred revenue—rebates	$464	$118
Deferred revenue—distributor transactions	7,987	5,695
Deferred cost of net revenue—distributor transactions	(2,460)	(1,747)
	$5,991	$4,066
Accrued price protection liability consists of the following activity:

	Years Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$20,026	$10,018
Additional liability from acquisition	—	3,486
Charged as a reduction of revenue	43,931	39,304
Reversal of unclaimed rebates	(1,303)	(158)
Payments	(47,478)	(32,624)
Ending balance	$15,176	$20,026

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued technology license payments	$5,850	$3,000
Accrued professional fees	1,620	1,196
Accrued engineering and production costs	1,232	826
Accrued restructuring	536	3,416
Accrued royalty	846	2,042
Accrued leases	1,560	—
Accrued customer credits	1,207	951
Other	3,507	3,937
	$16,358	$15,368

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

8. Stock-Based Compensation and Employee Benefit Plans
Common Stock
At December 31, 2016, the Company had 500 million authorized shares of Class A common stock and 500 million authorized shares of Class B common stock. Holders of the Company’s Class A and Class B common stock have identical voting rights, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock have the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock are not publicly traded. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converts upon sale or other transfer. On March 29, 2017, each share of the Company’s then outstanding Class A common stock and Class B common stock will convert automatically into a single class of common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. Following the conversion, each share of common stock will be entitled to one vote per share and otherwise have the same designations, rights, powers and preferences as the Class A common stock prior to the conversion. In addition, holders of the common stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Benefit Plans
At December 31, 2016, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, as well as the following former Entropic plans: the RF Magic 2000 Incentive Stock Plan, the 2001 Stock Option Plan, the 2007 Equity Incentive Plan, the 2007 Non-Employee Director's Plan and the 2012 Inducement Award Plan. All current stock awards are issued under the 2010 Plan and ESPP.
2010 Equity Incentive Plan
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of Class A common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s Class A common stock; four percent (4%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a four year period and the term can be from seven to ten years. As of December 31, 2016, the number of shares reserved for issuance under the 2010 Plan is 10,689,175 shares.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s Class A common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s Class A common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s Class A common stock and Class B common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company's board of directors or a committee appointed by the Company's board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all regular employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, Class A common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering or (b) 85% of the fair market

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

value of a share of the Company’s Class A common stock on the date of purchase. As of December 31, 2016, the number of shares of common stock reserved for issuance under the ESPP is 967,545 shares.
Employee Incentive Bonus
In April 2012, the Company's compensation committee amended its Executive Incentive Bonus Plan to, among other things, permit the settlement of awards under the plan in the form of shares of its Class A common stock. In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its Class A common stock. Additionally, the Company settles a majority of bonus awards for all other employees in Class A common stock. When awards under the Executive Incentive Bonus Plan are settled in Class A common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing sales price of the Company's Class A common stock as determined in trading on the New York Stock Exchange on the date approved by the Board of Directors. In August 2016, the Company issued 0.2 million freely-tradable shares of its Class A common stock in settlement of bonus awards to employees, including executives, for the January 1, 2016 to June 30, 2016 performance period. In May 2016, the Company issued 0.2 million shares of its Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2015 to December 31, 2015 performance period. In August 2015, the Company issued 0.3 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the January 1, 2015 to June 30, 2015 performance period. In May 2015, the Company issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the fiscal 2014 performance period. At December 31, 2016, an accrual of $3.8 million was recorded for bonus awards for employees for the July 1, 2016 to December 31, 2016 performance period, which the Company intends to settle in shares of its Class A common stock to be issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s Class A common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
Stock-based compensation expense is classified in the consolidated statements of operations based on the department to which the related employee reports. The Company recognized stock-based compensation in the statements of operations as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of net revenue	$210	$213	$131
Research and development	14,403	13,205	9,686
Selling, general and administrative	7,152	5,850	5,191
	$21,765	$19,268	$15,008
The total unrecognized compensation cost related to unvested stock options as of December 31, 2016 was $0.7 million, and the weighted average period over which these equity awards are expected to vest is 0.90 years. The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of December 31, 2016 was $44.1 million, and the weighted average period over which these equity awards are expected to vest is 2.67 years.
Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The fair values of stock options and employee stock purchase rights (related to the Company's ESPP) were estimated at their respective grant date using the following assumptions:
Stock Options

	Years Ended December 31,
	2016 (1)	2015 (1)	2014
Weighted-average grant date fair value per share	N/A	N/A	$4.03
Risk-free interest rate	N/A	N/A	1.70%
Dividend yield	N/A	N/A	—%
Expected life (in years)	N/A	N/A	4.56
Volatility	N/A	N/A	51.00%
__________________

(1)	No options were granted during the years ended December 31, 2016 and 2015.
Cash received from exercise of stock options was $3.6 million, $8.2 million and $0.3 million during the year ended December 31, 2016, 2015 and 2014, respectively. The tax benefit from stock options exercised was $5.7 million, $6.1 million and $0.4 million during the year ended December 31, 2016, 2015 and 2014, respectively.
Employee Stock Purchase Rights

	Years Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per share	$5.85 - $6.20	$2.25 - $5.02	$2.03 - $2.47
Risk-free interest rate	0.38 - 0.6%	0.09 - 0.33%	0.05 - 0.07%
Dividend yield	—%	—%	—%
Expected life (in years)	0.50	0.50	0.50
Volatility	49.94 - 53.94%	32.65 - 59.14%	47.75 - 46.82%
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
A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,572	$6.83
Granted (1)	—	N/A
Exercised	(492)	5.13
Canceled	(55)	24.15
Outstanding at December 31, 2016	3,025	$6.78	2.73	$45,603
Vested and expected to vest at December 31, 2016	3,018	$6.78	2.73	$45,522
Exercisable at December 31, 2016	2,760	$6.65	2.62	$41,991
___________________________

(1)	No options were granted during 2016.

The intrinsic value of stock options exercised during 2016, 2015 and 2014 was $6.5 million, $6.6 million and $0.6 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units and restricted stock awards based on the fair market value of the Company’s Class A common stock on the grant date. Stock-based compensation expense is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2015	3,642	$9.19
Granted	2,932	18.83
Vested	(2,308)	11.32
Canceled	(596)	13.55
Outstanding at December 31, 2016	3,670	14.67
9. Income Taxes
The domestic and international components of income (loss) before provision (benefit) from income taxes are presented as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$75,778	$(44,094)	$(9,631)
Foreign	(12,088)	1,188	886
Income (loss) before income taxes	$63,690	$(42,906)	$(8,745)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$1,216	$—	$—
State	(11)	16	1
Foreign	1,092	942	577
Total current	2,297	958	578
Deferred:
Federal	17,492	(13,759)	(3,341)
State	(8,271)	(1,034)	253
Foreign	(2,459)	126	54
Valuation allowance release due to acquisition	—	(1,757)	(2,335)
Change in valuation allowance	(6,661)	14,891	3,087
Total deferred	101	(1,533)	(2,282)
Total income tax provision (benefit)	$2,398	$(575)	$(1,704)
The actual provision (benefit) for income taxes differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Provision (benefit) at statutory rate	$22,294	$(14,588)	$(2,973)
State income taxes (net of federal benefit)	(13)	275	(391)
Research and development credits	(9,076)	(2,083)	(66)
Foreign rate differential	2,888	(62)	(31)
Stock compensation	(5,756)	549	609
Foreign deemed dividend	51	279	—
Transaction costs	749	1,329	—
Uncertain tax positions	(1,204)	600	304
Foreign tax credits	(72)	(144)	—
Permanent and other	(802)	96	92
Valuation allowance release due to acquisition	—	(1,757)	(2,335)
Valuation allowance	(6,661)	14,931	3,087
Total provision (benefit) for income taxes	$2,398	$(575)	$(1,704)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,524	$27,996
Research and development credits	58,170	48,531
Accrued expenses and other	13,387	13,654
Accrued compensation	2,073	1,747
Stock-based compensation	3,451	4,245
Intangible assets	8,575	7,198
	105,180	103,371
Less valuation allowance	(100,284)	(98,535)
	4,896	4,836
Deferred tax liabilities:
Fixed assets	(2,202)	(2,322)
Unremitted foreign earnings	(2,909)	(2,628)
Net deferred tax liabilities	$(215)	$(114)
At December 31, 2016, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $38.1 million, $39.3 million and $14.7 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2020 and 2019, respectively, unless previously utilized. The foreign net operating loss carryforwards may be carried forward indefinitely provided certain requirements are met.
At December 31, 2016, the Company had federal and state tax credit carryforwards of approximately $33.6 million and $43.5 million, respectively. The federal tax credit carryforward will begin to expire in 2020, unless previously utilized. The state tax credits do not expire. In addition, the Company has federal alternative minimum tax credit carryforwards of $1.0 million that can be carried forward indefinitely.
The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance is required. After considering its recent history of losses, the Company recorded a valuation allowance on its net federal deferred tax assets. During 2016, the Company maintained a valuation allowance against all of its federal and state deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company also placed a valuation allowance on the foreign deferred tax assets of a newly formed entity. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. The valuation allowance during 2016 related to operations decreased by $6.7 million.
The Company adopted ASU No. 2016-09 in the second quarter of 2016, which is more fully described in Note 1. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded in the income statement in the provision for income taxes when awards vest or are settled. For the year ended December 31, 2016, the impact of adoption on the Company's results of operations was to reduce the provision for income taxes and increase net income by $8.3 million. Upon adoption, the Company had excess tax benefits for which a benefit could not be previously recognized of approximately $8.1 million; however, there was no cumulative effect on retained earnings in the consolidated balance sheet since the Company has a full valuation allowance against U.S. deferred tax assets.
At December 31, 2016, the Company’s unrecognized tax benefits totaled $23.4 million, $17.1 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2016, the Company had accrued approximately $0.2 million of interest and penalties. The Company expects decreases to its unrecognized tax benefits of $0.2 million within the next twelve months.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table summarizes the changes to the unrecognized tax benefits during 2016, 2015 and 2014:

(in thousands)
Balance as of December 31, 2013	$5,462
Additions based on tax positions related to the current year	3,158
Additions based on tax positions of prior years	2,188
Balance as of December 31, 2014	10,808
Additions based on tax positions related to the current year	2,585
Additions related to acquisition	13,733
Decreases based on tax positions of prior year	(1,073)
Balance as of December 31, 2015	$26,053
Additions based on tax positions related to the current year	2,025
Decreases based on tax positions of prior year	(4,661)
Balance as of December 31, 2016	$23,417
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2016, the Company is no longer subject to federal, state or foreign income tax examinations for the years before 2013, 2012 and 2009, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.
At December 31, 2013, the Company was under examination by the federal tax authorities for the tax years 2010 and 2011. This examination closed in January 2014. The impact of any adjustments was reflected in 2013. The Company is not currently under federal, state or foreign examination.
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

11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of December 31, 2016, future minimum payments under non-cancelable operating leases, other obligations and inventory purchase obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2017	$8,123	$30,464	$4,939	$43,526
2018	6,268	—	910	7,178
2019	6,961	—	14	6,975
2020	6,357	—	—	6,357
2021	6,300	—	—	6,300
Thereafter	1,592	—	—	1,592
Total minimum payments	$35,601	$30,464	$5,863	$71,928

The total rental expense for all operating leases was $2.9 million, $2.4 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2022. As of December 31, 2016, future minimum rental income under no-cancelable subleases are as follows:

Amount
(in thousands)
2017	$2,144
2018	2,362
2019	2,927
2020	3,392
2021	3,511
Thereafter	293
Total minimum rental income	$14,629
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleges that the Company infringes U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleges willful infringement and seeks a permanent injunction. CrestaTech also names Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners.
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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal, resulting in a final determination of the ITC Investigation in the Company's favor.
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
In October 2015, the PTAB issued final decisions in two of the six pending IPR proceedings (one for each of the two asserted patents), holding that all of the reviewed claims are unpatentable. Included in these decisions was one of the three claims of the ‘585 Patent mentioned above in connection with the ITC’s final decision. CrestaTech appealed the PTAB’s decisions at the Federal Circuit. On November 8, 2016, the Federal Circuit issued an opinion affirming the PTAB’s finding of unpatentability.
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against the Company in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have filed notices to appeal the two decisions related to the ‘585 Patent. Opening briefs are currently due in late January - early February 2017. CrestaTech, however, did not appeal the PTAB’s rulings related to the ‘792 Patent.
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
The Company cannot predict the outcome of any appeal by CF Crespe, CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business and operating results.

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

collectively, Defendants. On or about December 6, 2016, Trango filed its second amended complaint. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. The Company intends to vigorously defend against the lawsuit. On January 11, 2017, the Company filed its demurrer to each cause of action in the second amended complaint.
The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business and operating results.
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, the Company believes that there are no other currently pending litigation matters that, if determined adversely by the Company, would have a material effect on the Company's business or that would not be covered by the Company's existing liability insurance.

12. Concentration of Credit Risk, Significant Customers and Geographic Information
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable and inventory. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Significant Customers
The Company markets its products and services to manufacturers of a wide range of electronic devices, including cable and terrestrial and satellite set-top boxes and gates, DOCSIS data and voice gateways, hybrid analog and digital televisions, satellite low-noise blocker transponders or outdoor units, physical medium devices that go into optical modules for data center, metro, and long-haul transport network applications, and RF transceiver and modem devices for wireless access and backhaul applications. The Company makes periodic evaluations of the credit worthiness of its customers.
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Years Ended December 31,
	2016	2015	2014
Percentage of total net revenue
Arris[1]	27%	28%	31%
Technicolor[2]	10%	13%	*

* Represents less than 10% of the net revenue for the respective period.
1 In January 2016, Arris completed its acquisition of Pace. The revenue percentage attributed to Arris includes sales made to Pace in the year ended December 31, 2016.
2 In November 2015, Technicolor completed its purchase of Cisco’s connected devices business. The revenue percentage for fiscal year 2015 did not include 1% revenue for Technicolor.
Balances greater than 10% of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	December 31,
	2016	2015
Percentage of gross accounts receivable
Pegatron Corporation	17%	17%
Sernet Technologies Corporation	15%	14%
WNC Corporation	12%	16%
MTI Jupiter Technologies	*	13%

* Represents less than 10% of the gross accounts receivable for the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Years ended December 31,
	2016	2015	2014
Globalfoundries	18%	22%	16%
United Microelectronics Corporation	16%	12%	23%
Taiwan Semiconductor Manufacturing Company	13%	14%	*
Tower-Jazz Semiconductor	12%	11%	*
Semiconductor Manufacturing International Corp	11%	11%	27%
Advanced Semiconductor Engineering	11%	11%	20%

* Represents less than 10% of the inventory purchases for the respective period.
Geographic Information
The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$360,325	93%	$274,169	91%	$125,122	94%
United States	9,181	2%	10,819	4%	567	—%
Rest of world	18,326	5%	15,372	5%	7,423	6%
Total	$387,832	100%	$300,360	100%	$133,112	100%
The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2016	2015	2014
Percentage of total net revenue
China	78%	77%	71%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country in Asia Pacific, United States, or the rest of the world accounted for more than 10% of net revenue during these periods.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Long-lived assets, which consists of property and equipment, intangible assets, and goodwill by geographic area are as follows (in thousands):

	As of December 31,
	2016		2015
	Amount	% of total	Amount	% of total
United States	$111,336	55%	$121,697	99%
Singapore	78,318	39%	26	—%
Rest of world	11,171	6%	1,269	1%
Total	$200,825	100%	$122,992	100%

13. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2016. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2016(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$102,685	$101,687	$96,324	$87,136
Gross profit	$61,170	$62,913	$55,504	$50,403
Net income	$20,681	$22,584	$9,679	$8,348
Net income per share:
Basic	$0.33	$0.36	$0.15	$0.13
Diluted	$0.31	$0.33	$0.14	$0.12
___________________
(1) Includes impact of adoption of ASU 2016-09, Improvements to Share Based Compensation as described in Note 1. The impact of adoption by quarter was to increase net income and reduce the provision for income taxes, and to increase basic and diluted net income per share by the following amounts:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Increase to net income	$1,565	$3,549	$928	$2,249
Reduction to income tax provision	$(1,565)	$(3,549)	$(928)	$(2,249)

Increase to net income per share:
Basic	$0.02	$0.06	$0.01	$0.04
Diluted	$0.02	$0.04	$0.01	$0.05

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$35,396	$70,824	$95,191	$98,949
Gross profit	$21,671	$26,942	$51,050	$55,760
Net income (loss)	$(4,722)	$(30,647)	$1,582	$(8,544)
Net income (loss) per share:
Basic	$(0.12)	$(0.58)	$0.03	$(0.14)
Diluted	$(0.12)	$(0.58)	$0.03	$(0.14)

14. Subsequent Events

On February 8, 2017, the Company entered into a definitive agreement to acquire all of the stock in the Spain entity of Marvell Technology Group Ltd, or Marvell, along with acquiring certain other assets and liabilities related to Marvell’s G.hn business for $21.0 million in cash. The acquisition is currently expected to close in the second quarter of 2017.