Form 10-Q
period 2017-03-31
MAXLINEAR INC
filed 2017-05-09
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 2, 2017, the registrant had 65,458,802 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$89,121	$81,086
Short-term restricted cash	615	614
Short-term investments, available-for-sale	63,637	47,918
Accounts receivable, net	57,836	50,487
Inventory	31,685	26,583
Prepaid expenses and other current assets	5,535	6,159
Total current assets	248,429	212,847
Long-term restricted cash	1,502	1,196
Property and equipment, net	19,162	20,549
Long-term investments, available-for-sale	—	5,991
Intangible assets, net	99,679	104,261
Goodwill	75,673	76,015
Other long-term assets	1,652	1,793
Total assets	$446,097	$422,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,319	$6,757
Deferred revenue and deferred profit	5,684	5,991
Accrued price protection liability	21,947	15,176
Accrued expenses and other current liabilities	14,984	16,358
Accrued compensation	6,621	10,261
Total current liabilities	64,555	54,543
Deferred rent	9,075	9,656
Other long-term liabilities	6,454	6,029
Total liabilities	80,084	70,228

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 65,446 shares issued and outstanding at March 31, 2017 and 550,000 shares authorized, no shares issued or outstanding December 31, 2016, respectively	7	—
Class A common stock, $0.0001 par value; 441,124 shares authorized, no shares issued and outstanding at March 31, 2017 and 500,000 shares authorized, 58,363 shares issued and outstanding at December 31, 2016, respectively	—	6
Class B common stock, $0.0001 par value; 493,430 shares authorized, no shares issued and outstanding at March 31, 2017 and 500,000 shares authorized, 6,668 shares issued and outstanding at December 31, 2016, respectively	—	1
Additional paid-in capital	418,682	413,909
Accumulated other comprehensive loss	(1,207)	(1,560)
Accumulated deficit	(51,469)	(59,932)
Total stockholders’ equity	366,013	352,424
Total liabilities and stockholders’ equity	$446,097	$422,652
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net revenue	$88,841	$102,685
Cost of net revenue	35,917	41,515
Gross profit	52,924	61,170
Operating expenses:
Research and development	23,878	23,752
Selling, general and administrative	18,613	13,610
Restructuring charges	—	2,106
Total operating expenses	42,491	39,468
Income from operations	10,433	21,702
Interest income	195	170
Other expense, net	(144)	(198)
Income before income taxes	10,484	21,674
Provision for income taxes	2,021	993
Net income	$8,463	$20,681
Net income per share:
Basic	$0.13	$0.33
Diluted	$0.12	$0.31
Shares used to compute net income per share:
Basic	65,238	62,585
Diluted	69,149	66,643

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$8,463	$20,681
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three months ended March 31, 2017 and 2016	(17)	126
Unrealized gain (loss) on investments, net of tax	(17)	126
Foreign currency translation adjustments, net of tax benefit of $35 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2016 (1)	370	108
Foreign currency translation adjustments, net of tax	370	108
Other comprehensive income	353	234
Total comprehensive income	$8,816	$20,915
____________________________

(1)	Tax amount recognized in Other Long-Term Liabilities on the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$8,463	$20,681
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	6,899	5,772
Provision for losses on accounts receivable	87	—
Amortization of investment premiums, net	47	149
Stock-based compensation	5,474	5,109
Deferred income taxes	155	233
Gain on disposal of property and equipment	(88)	—
Change in fair value of contingent consideration	—	86
(Gain) loss on foreign currency	(216)	124
Excess tax benefits on stock-based awards	(914)	(1,565)
Changes in operating assets and liabilities:
Accounts receivable	(7,436)	1,359
Inventory	(5,102)	3,022
Prepaid expenses and other assets	825	(2,416)
Accounts payable, accrued expenses and other current liabilities	7,952	3,080
Accrued compensation	382	3,231
Deferred revenue and deferred profit	(307)	2,457
Accrued price protection liability	6,771	(1,583)
Other long-term liabilities	(320)	(785)
Net cash provided by operating activities	22,672	38,954
Investing Activities
Purchases of property and equipment	(743)	(3,222)
Purchases of intangible assets	(120)	—
Purchases of available-for-sale securities	(30,577)	(37,773)
Maturities of available-for-sale securities	20,785	10,300
Net cash used in investing activities	(10,655)	(30,695)
Financing Activities
Repurchases of common stock	(334)	(3)
Net proceeds from issuance of common stock	361	1,727
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,903)	(1,092)
Net cash provided by (used in) financing activities	(4,876)	632
Effect of exchange rate changes on cash and cash equivalents	1,201	(7)
Increase in cash, cash equivalents and restricted cash	8,342	8,884
Cash, cash equivalents and restricted cash at beginning of period	82,896	67,956
Cash, cash equivalents and restricted cash at end of period	$91,238	$76,840
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$421	$30
Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$861	$—
Issuance of accrued share-based bonus plan	$3,314	$—
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. All intercompany transactions and investments have been eliminated in consolidation. In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income and cash flows.

The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 9, 2017, or the Annual Report. Certain prior period amounts have been reclassified to conform with the current period presentation. Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2017.
Restricted Cash
As of March 31, 2017 and December 31, 2016, the Company has restricted cash of $2.1 million and $1.8 million, respectively. The cash is on deposit in connection with guarantees for certain office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of the Company’s revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. The Company currently has no plans to alter its selling practices or terms of sales through distributors in anticipation of adoption of the amendments in this guidance. The Company has performed a preliminary assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations and believes the change would not have a material impact on the Company's revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. The Company plans to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for the Company beginning in the first quarter of fiscal year 2017 and has been applied prospectively. The adoption of ASU No. 2015-11 by the Company in the first quarter of fiscal year 2017 did not have a material impact on the Company's consolidated financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update are effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with the new revenue recognition standard. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded on a prospective basis in the income statement in the provision for income taxes when awards vest or are settled. On the statement of cash flows, excess tax benefits must be classified along with other income tax cash flows as an operating activity on either a prospective transition method or a retrospective transition method. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in the Company's Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. ASU No. 2016-09 permitted early adoption in an interim period but required the adjustments to be reflected as of the beginning of the fiscal year that includes that interim period and accordingly, the Company restated previously reported results for the three months ended March 31, 2016. The impact of adoption on the Company's previously reported results for the three months ended March 31, 2016 is shown below and related to the inclusion of excess tax benefits in the provision for income taxes on a prospective basis as of the beginning of the period and the exclusion of excess tax benefits that would have been recognized in additional paid-in capital in assumed proceeds from applying the treasury stock method in the calculation of earnings per share.

	Three months ended March 31, 2016
	As reported	As adjusted
	(in thousands, except per share amounts)
Provision for income taxes	$2,558	$993
Net income	$19,116	$20,681
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.31
Diluted weighted average shares outstanding	65,818	66,643

There was no cumulative effect on retained earnings in the consolidated balance sheet upon adoption since the Company has a full valuation allowance against U.S. deferred tax assets. The Company elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and is also continuing to classify cash paid by the Company when directly withholding shares for tax withholding purposes in cash flows from financing activities. On the statement of cash flows, excess tax benefits were classified along with other income tax cash flows as an operating activity upon adoption on a prospective basis.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update are effective for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected have a material impact on the Company's consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for the Company beginning in the first quarter of fiscal 2018, including interim reporting periods. Early

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. The Company has elected to early adopt the amendments in this update in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets, the adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended March 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for the Company beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company has elected to early adopt the amendments in this update in the three months ended March 31, 2017. The adoption did not have a material impact on the Company’s consolidated cash flows for the three months ended March 31, 2017 and 2016.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. The new standard is intended to provide clarity to the Accounting Standards Codification, or ASC, or correct unintended application of the guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU No. 2016-19 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017 with respect to the amendments that require transition guidance, and early adoption is permitted. All other amendments were effective on issuance. The Company is currently evaluating the expected impact of the amendments that require transition guidance, but does not expect these to have a material impact on its consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for the Company beginning in the first quarter of 2018 and are required to be applied prospectively on or after the effective date. No disclosures are required at transition. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company plans to adopt the amendments in this update starting with 2017 acquisitions. Such adoption is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods, with early adoption permitted for interim or annual

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.
2. Net Income Per Share
Net income per share is computed as required by the accounting standard for earnings per share, or EPS. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$8,463	$20,681
Denominator:
Weighted average common shares outstanding—basic	65,238	62,585
Dilutive common stock equivalents	3,911	4,058
Weighted average common shares outstanding—diluted	69,149	66,643
Net income per share:
Basic	$0.13	$0.33
Diluted	$0.12	$0.31
The Company excluded 0.4 million and 0.2 million common stock equivalents for the three months ended March 31, 2017 and 2016, respectively, resulting from outstanding equity awards for the calculation of diluted net income per share due to their anti-dilutive nature.
3. Business Combination
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation

On July 1, 2016, the Company consummated the transactions contemplated by an asset purchase agreement entered into with Broadcom Corporation. The Company paid cash consideration of $80.0 million for the purchase of certain assets of Broadcom's wireless infrastructure backhaul business, and the assumption of certain liabilities. The acquired assets and assumed liabilities, together with employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into the Company's existing business. In the three months ended March 31, 2017, the Company recorded an adjustment to decrease certain assumed liabilities and a corresponding decrease to goodwill of $0.3 million (Note 5). The Company has completed its purchase price allocation accounting associated with this acquisition.
Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Access Business of Microsemi Storage Solutions, Inc. (formerly known as PMC-Sierra, Inc.)
On April 28, 2016, the Company entered into an asset purchase agreement with Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., or Microsemi, and consummated the transactions contemplated by the asset purchase agreement. The Company paid cash consideration of $21.0 million for the purchase of certain wireless access assets of Microsemi's wireless infrastructure access business, and assumed certain liabilities. The acquired assets and assumed liabilities, together with employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into the Company's existing business.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Refer to Note 4 for disclosures following this acquisition for the three months ended March 31, 2017 and 2016.
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
The following disclosures regarding this acquisition are for the three months ended March 31, 2017 and 2016.
Earn-Out
The definitive merger agreement also provided for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount was determined by multiplying $0.375 million by a 2015 revenue percentage that was defined in the definitive merger agreement. The 2016 earn-out amount was determined by multiplying $0.375 million by a 2016 revenue percentage that was defined in the definitive merger agreement and was fully earned as of December 31, 2016. During the three months ended March 31, 2017, the Company paid $0.375 million for the 2016 earn-out (Note 6).
Restricted Stock Units
The Company agreed to grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2016 revenue targets were met contingent upon continued employment. Qualifying revenues were the net revenues recognized directly attributable to sales of Physpeed products or the Company’s provision of non-recurring engineering services exclusively with respect to the Physpeed products. In February 2017, the Company settled the remaining obligations of $1.6 million related to the 2016 revenue period by issuing $0.86 million in RSUs and through payment of $0.76 million in cash.
4. Restructuring Activity

From time to time, the Company approves and implements restructuring plans as a result of acquisitions, internal resource alignment and cost saving measures.
In connection with the Company's acquisition of Entropic in 2015, the Company entered into a restructuring plan to address matters primarily relating to the integration of the Company and Entropic businesses. Later in 2015, the Company ceased use of the majority of Entropic's former headquarters. The Company recognized $0 and $2.0 million in additional lease impairment charges in the three months ended March 31, 2017 and 2016. This included adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with the Entropic lease, including commissions to brokers involved in subleasing property. Total sublease income related to leased facilities the Company ceased using as part of the Entropic restructuring plan for the three months ended March 31, 2017 and 2016 was approximately $0.5 million and $0.1 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Lease related charges	$—	$1,976
Other	—	130
	$—	$2,106
The Company does not expect to incur material additional costs related to these restructuring plans.
The following table presents a roll-forward of the Company's restructuring liability as of March 31, 2017, which is included in accrued expenses and other current liabilities in the consolidated balance sheets:

	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2016	$499	$37	$536
Cash payments	(481)	—	(481)
Non-cash charges	2	—	2
Liability as of March 31, 2017	$20	$37	$57
5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the three months ended March 31, 2017, the Company adjusted its allocation of purchase price for the acquisition of the wireless infrastructure backhaul business related to a decrease in an assumed liability and a corresponding decrease in goodwill of $0.3 million (Note 3).

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of January 1, 2017	$76,015
Adjustments	(342)
Balance as of March 31, 2017	$75,673

Goodwill is not amortized, but is assessed for impairment on an annual basis on October 31 each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized for the three months ended March 31, 2017 and 2016.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		March 31, 2017			December 31, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3	$3,431	$(2,999)	$432	$3,311	$(2,957)	$354
Developed technology	7	77,900	(16,330)	61,570	77,800	(13,550)	64,250
Trademarks and trade names	7	1,700	(465)	1,235	1,700	(405)	1,295
Customer relationships	3.7	20,000	(6,527)	13,473	20,000	(4,782)	15,218
Covenants non-compete	3	900	(231)	669	900	(156)	744
Backlog	0.5	26,600	(26,600)	—	26,600	(26,600)	—
		$130,531	$(53,152)	$77,379	$130,311	$(48,450)	$81,861
Amortization expense related to intangible assets was $4.7 million and $2.1 million in the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the activity during the three months ended March 31, 2017 related to finite-lived intangible assets resulting from additions, transfers to developed technology from in-process research and development, or IPR&D, and amortization:

Carrying Amount
(in thousands)
Balance as of December 31, 2016	$81,861
Additions	120
Transfers to developed technology from IPR&D	100
Amortization	(4,702)
Balance as of March 31, 2017	$77,379

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2017 and 2016, no impairment losses related to finite-lived intangible assets were recognized.

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2017:

Amount
(in thousands)
2017 (9 months)	$14,117
2018	18,830
2019	12,529
2020	11,715
2021	11,337
Thereafter	8,851
Total	$77,379

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Indefinite-lived Intangible Assets
The following table sets forth the activity of the Company’s indefinite-lived intangible assets resulting from transfers to developed technology from IPR&D:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2016	$22,400
Transfers to developed technology from IPR&D	(100)
Balance as of March 31, 2017	$22,300

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three months ended March 31, 2017 and 2016, no indicators of impairment were identified and, as a result, no impairment of indefinite-lived intangible assets was recorded.
6. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$8,640	$—	$—	$8,640
Government debt securities	26,016		(35)	25,981
Corporate debt securities	37,676	—	(20)	37,656
	72,332	—	(55)	72,277
Less amounts included in cash and cash equivalents	(8,640)	—	—	(8,640)
	$63,692	$—	$(55)	$63,637

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$39,181	$—	$—	$39,181
Government debt securities	28,025	—	(32)	27,993
Corporate debt securities	25,923	—	(7)	25,916
	93,129	—	(39)	93,090
Less amounts included in cash and cash equivalents	(39,181)	—	—	(39,181)
	$53,948	$—	$(39)	$53,909

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value at December 31, 2016
(in thousands)
Liabilities
Contingent consideration	$375
Total	$375
At March 31, 2017, the Company held 22 government and corporate debt securities with an aggregate fair value of $44.5 million that were in an unrealized loss position for less than 12 months. No securities have been in unrealized loss positions for greater than 12 months. Gross unrealized losses were immaterial at March 31, 2017, and represented temporary impairments on government agency and corporate debt securities related to multiple issuers, and were primarily caused by fluctuations in U.S. interest rates. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis; the financial condition and near-term prospects of the issuer; changes in the financial condition of the security’s underlying collateral; any downgrades of the security by a rating agency; nonpayment of scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. As of March 31, 2017, the Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2016 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include revenues earned related to Physpeed products and services and a discount factor of 1 at December 31, 2016. The contingent liability was settled in the three months ended March 31, 2017. The assumptions used in preparing the internal rate of return model include estimates for outcome if milestone goals are achieved, the probability of achieving each outcome and discount rates. Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in estimated future revenues would be accompanied by a directionally similar change in fair value.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2017
	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$8,640	$8,640	$—	$—
Government debt securities	25,981	—	25,981	—
Corporate debt securities	37,656	—	37,656	—
	$72,277	$8,640	$63,637	$—

		Fair Value Measurements at December 31, 2016
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$39,181	$39,181	$—	$—
Government debt securities	27,993	—	27,993	—
Corporate debt securities	25,916	—	25,916	—
	$93,090	$39,181	$53,909	$—
Liabilities
Contingent consideration	$375	$—	$—	$375
The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Contingent Consideration (1)
Beginning balance	$375	$395
Physpeed earn-out payment	(375)	(240)
Loss recognized in net income(2)	—	86
Ending balance	$—	$241
Net loss for the period included in net income attributable to contingent consideration held at the end of the period	$—	$(86)
____________________________

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expense in the unaudited consolidated statements of income.

(2)	Changes to the estimated fair value of contingent consideration for the three months ended March 31, 2016 were primarily due to updates to present value discount factors.
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2017.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Balance Sheet Details
Cash, cash equivalents, restricted cash and investments consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$89,121	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,502	1,196
Total cash, cash equivalents and restricted cash	91,238	82,896
Short-term investments	63,637	47,918
Long-term investments	—	5,991
	$154,875	$136,805
Inventory consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Work-in-process	$20,992	$13,947
Finished goods	10,693	12,636
	$31,685	$26,583
Property and equipment consist of the following:

	Useful Life (in Years)	March 31, 2017	December 31, 2016
		(in thousands)
Furniture and fixtures	5	$1,988	$1,983
Machinery and equipment	3-5	27,632	27,028
Masks and production equipment	2	8,418	9,153
Software	3	3,701	3,625
Leasehold improvements	1-5	11,670	11,635
Construction in progress	N/A	146	39
		53,555	53,463
Less accumulated depreciation and amortization		(34,393)	(32,914)
		$19,162	$20,549

Depreciation expense for the three months ended March 31, 2017 and 2016 was $2.2 million and $3.7 million, respectively.
Deferred revenue and deferred profit consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Deferred revenue—rebates	$249	$464
Deferred revenue—distributor transactions	8,348	7,987
Deferred cost of net revenue—distributor transactions	(2,913)	(2,460)
	$5,684	$5,991

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$15,176	$20,026
Charged as a reduction of revenue	11,698	10,243
Reversal of unclaimed rebates	—	(1,302)
Payments	(4,927)	(10,524)
Ending balance	$21,947	$18,443
Accrued expenses and other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued technology license payments	$3,465	$5,850
Accrued professional fees	4,063	1,620
Accrued engineering and production costs	565	1,232
Accrued restructuring	57	536
Accrued royalty	940	846
Accrued leases - other	1,745	1,560
Accrued customer credits	1,169	1,207
Other	2,980	3,507
	$14,984	$16,358
8. Stock-Based Compensation and Employee Benefit Plans
Common Stock
On March 29, 2017, each share of the Company’s then outstanding Class A common stock and Class B common stock automatically converted into a single class of common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. Also on March 29, 2017, the shares underlying outstanding stock options, restricted stock units and restricted stock awards automatically converted to rights to receive shares of a single class of common stock. The conversion had no impact on the total number of issued and outstanding shares of capital stock; the Class A shares and Class B shares converted into an equivalent number of shares of common stock. The board of directors approved a reduction in the Company’s total number of authorized shares of capital stock by 65,445,853 from 1,575,000,000 to 1,509,554,147 to account for the 58,876,053 shares of Class A common stock and 6,569,800 shares of Class B common stock retired upon conversion, such that the authorized number of shares of Class A common stock is 441,123,947 and the authorized number of shares of Class B common stock is 493,430,200. No additional Class A shares or Class B shares will be issued following the conversion. The authorized number of shares of common stock and preferred stock remain unchanged at 550,000,000 shares and 25,000,000 shares, respectively.
Following the conversion, each share of common stock is entitled to one vote per share and otherwise has the same designations, rights, powers and preferences as the Class A common stock prior to the conversion. In addition, holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders. Prior to the conversion, the holders of the Company’s Class A and Class B common stock had identical voting rights, except that holders of Class A common stock were entitled to one vote per share and holders of Class B common stock were entitled to ten votes per share with respect to transactions that would result in a change of control of the Company or that relate to the Company’s equity incentive plans. In addition, holders of Class B common stock had the exclusive right to elect two members of the Company’s Board of Directors, each referred to as a Class B Director. The shares of Class B common stock were not publicly traded. Each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converted upon sale or other transfer.
Employee Benefit Plans
At March 31, 2017, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, as well as the following former Entropic plans: the 2007 Equity Incentive Plan and the 2007 Non-Employee Director's Plan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Refer to the Company’s Annual Report for a summary of the stock-based compensation and equity plans. Other than the automatic conversion of common stock underlying the plans as described above, there have been no material changes to such plans during the three months ended March 31, 2017.
As of March 31, 2017, the number of shares of common stock reserved for issuance under the 2010 Plan was 12,984,290 shares. As of March 31, 2017, the number of shares of common stock reserved for issuance under the ESPP was 1,780,443 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of net revenue	$59	$43
Research and development	3,493	3,279
Selling, general and administrative	1,922	1,787
	$5,474	$5,109
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of March 31, 2017 was $46.8 million, and the weighted average period over which these equity awards are expected to vest is 2.62 years. The total unrecognized compensation cost related to unvested stock options as of March 31, 2017 was $0.5 million, and the weighted average period over which these equity awards are expected to vest is 0.61 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock (formerly Class A common stock) on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	3,670	$14.67
Granted	549	26.66
Vested	(507)	16.78
Canceled	(76)	16.61
Outstanding at March 31, 2017	3,636	16.15
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of employee stock purchase rights and stock options granted to employees. Stock based compensation expense is recognized over the vesting period using the straight-line method. No stock options were granted during the three months ended March 31, 2017.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Stock Purchase Rights
During the three months ended March 31, 2017, there were no purchases of common stock under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Three Months Ended
March 31, 2017
Weighted-average grant date fair value per share	$6.20
Risk-free interest rate	0.60%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	49.94%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,025	$6.78
Granted(1)	—	N/A
Exercised	(90)	3.96
Canceled(2)	—	N/A
Outstanding at March 31, 2017	2,935	$6.87	2.53	$62,160
Vested and expected to vest at March 31, 2017	2,931	$6.87	2.53	$62,091
Exercisable at March 31, 2017	2,693	$6.77	2.43	$57,331
____________________________
(1)     No options were granted during the three months ended March 31, 2017.
(2)     No options were canceled during the three months ended March 31, 2017.

The intrinsic value of stock options exercised was $1.9 million and $2.0 million in the three months ended March 31, 2017 and 2016, respectively.

Cash received from exercise of stock options was $0.4 million and $1.3 million during the three months ended March 31, 2017 and 2016, respectively. The tax benefit from stock options exercised was $0.3 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2017 we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2016 to December 31, 2016 performance period. At March 31, 2017, an accrual of $1.7 million was recorded for bonus awards for employees for year-to-date achievement in the 2017 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
The Company utilizes the asset and liability method of accounting for income taxes. The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon the Company's review of all positive and negative evidence, the Company concluded that a full valuation allowance should continue to be recorded against its U.S. and certain foreign net deferred tax assets at March 31, 2017. Furthermore, the Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded a provision for income taxes of $2.0 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively. The provision for income taxes in the three months ended March 31, 2017 primarily relates to federal alternative minimum tax due to the Company’s limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. In the three months ended March 31, 2017, the Company elected to early adopt ASU No. 2016-16, Income Taxes (Topic 740), which requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs (Note 1). The amendments in this update are applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Due to a full valuation allowance on the Company's U.S. and certain foreign deferred tax assets, the adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations for the three months ended March 31, 2017.
The income tax provision in the three months ended March 31, 2016 primarily relates to federal tax due to the Company’s limitation on use of net operating losses, state income taxes, and income taxes in certain foreign jurisdictions. During the quarter ended June 30, 2016, the Company adopted ASU No. 2016-09, Improvements to Share Based Compensation, which resulted in the recognition of excess tax benefits within the provision for income taxes in the unaudited consolidated statement of operations. ASU No. 2016-09 permitted early adoption in an interim period but required the adjustments to be reflected as of the beginning of the fiscal year that includes that interim period and accordingly, we restated the previously reported income tax provision for the three months ended March 31, 2016. For the three months ended March 31, 2016, the impact of including net excess tax benefits was to reduce the provision for income taxes by $1.6 million (Note 1).
During the three months ended March 31, 2017, the Company’s unrecognized tax benefits increased by $0.5 million. The Company expects decreases to its unrecognized tax benefits of $0.2 million within twelve months, due to the lapse of statutes of limitations. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2017 were $0.19 million and $0.02 million, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of March 31, 2017, the Company's tax years for 2013 to 2016, 2012 to 2016, and 2009 to 2016 are subject to examination by federal, state, and foreign tax authorities. The Company is not currently under any tax examinations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. Concentration of Credit Risk, Significant Customers and Geographic Information
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2017	2016
Percentage of total net revenue
Arris	31%	24%
Cisco	*	18%
WNC Corporation	*	14%
____________________________

*	Represents less than 10% of the net revenue for the respective period.
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	March 31,	December 31,
	2017	2016
Percentage of gross accounts receivable
Pegatron Corporation	21%	17%
Sernet Technologies Corporation	12%	15%
WNC Corporation	*	12%
____________________________

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2017	2016
United Microelectronics Corporation	21%	14%
Taiwan Semiconductor Manufacturing Company	19%	*
Globalfoundries	17%	20%
Semiconductor Manufacturing International Corp	15%	13%
Advanced Semiconductor Engineering	12%	11%
Tower-Jazz Semiconductor	*	18%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended March 31,
	2017		2016
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$84,332	95%	$96,979	94%
United States	145	—%	2,948	3%
Rest of world	4,364	5%	2,758	3%
Total	$88,841	100%	$102,685	100%
The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2017	2016
Percentage of total net revenue
China	78%	81%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country in Asia Pacific, United States, or the rest of the world accounted for more than 10% of net revenue during these periods.
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2017		2016
	Amount	% of total	Amount	% of total
United States	$108,158	56%	$111,336	55%
Singapore	83,998	43%	78,318	39%
Rest of world	2,358	1%	11,171	6%
Total	$194,514	100%	$200,825	100%
11. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2023. As of March 31, 2017, future minimum payments under non-cancelable operating leases, other obligations, and inventory purchase obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Total
	(in thousands)
2017 (9 months)	$6,930	$10,859	$17,789
2018	6,862	—	6,862
2019	7,037	—	7,037
2020	7,383	—	7,383
2021	7,323	—	7,323
Thereafter	2,787	—	2,787
Total minimum payments	$38,322	$10,859	$49,181

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The total rental expense for operating leases was $0.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2023. As of March 31, 2017, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2017 (9 months)	$1,648
2018	2,362
2019	2,927
2020	3,392
2021	3,511
Thereafter	293
Total minimum rental income	$14,133
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended March 31, 2017 and 2016 was approximately $0.5 million and $0.1 million, respectively (Note 4).
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
On January 28, 2014, CrestaTech filed a complaint with the U.S. International Trade Commission, or ITC, again naming, among others, MaxLinear, Sharp, Sharp Electronics, and VIZIO, or the ITC Investigation. On May 16, 2014, the ITC granted CrestaTech’s motion to file an amended complaint adding six OEM Respondents, namely, SIO International, Inc., Hon Hai Precision Industry Co., Ltd., Wistron Corp., Wistron Infocomm Technology (America) Corp., Top Victory Investments Ltd. and TPV International (USA), Inc., which are collectively referred to with MaxLinear, Sharp and VIZIO as the Company Respondents. CrestaTech’s ITC complaint alleged a violation of 19 U.S.C. § 1337 through the importation into the United States, the sale for importation, or the sale within the United States after importation of MaxLinear's accused products that CrestaTech alleged infringe the same two patents asserted in the Delaware action. Through its ITC complaint, CrestaTech sought an exclusion order preventing entry into the United States of certain of the Company's television tuners and televisions containing such tuners from Sharp, Sharp Electronics, and VIZIO. CrestaTech also sought a cease and desist order prohibiting the Company Respondents from engaging in the importation into, sale for importation into, the sale after importation of, or otherwise transferring within the United States certain of the Company's television tuners or televisions containing such tuners.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
On November 30, 2015, CrestaTech filed an appeal of the ITC decision with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit. On March 7, 2016, CrestaTech voluntarily dismissed its appeal resulting in final resolution of the ITC Investigation in the Company's favor.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against the Company in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB's rulings for the '792 Patent. The Company filed its opening brief in its '585 appeal in mid-February 2017; CrestaTech's (now CF Crespe's, see below) response brief is currently due on April 26, 2017.
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
Per the Court’s request, on April 19, 2017, the parties submitted a status report in the District Court Litigation. In their report, the parties suggested that the District Court Litigation remain stayed pending the Federal Circuit’s decision in the appeal of the ‘585 IPRs, and any subsequent appeal thereof.

The Company cannot predict the outcome of any appeal by CF Crespe or CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business and operating results.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. On or about December 6, 2016, Trango filed its second amended complaint. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. The Company intends to vigorously defend against the lawsuit. On January 11, 2017, the Company filed its demurrer to each cause of action in the second amended complaint. The court hearing on the demurrer is scheduled for June 23, 2017.

The Company cannot predict the outcome of the Trango litigation. Any adverse determination in the Trango litigation could have a material adverse effect on the Company's business and operating results.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
12. Subsequent Events
Acquisition of Exar Corporation
On March 29, 2017, the Company entered into a merger agreement with Exar Corporation, or Exar, a designer and developer of high performance analog mixed-signal integrated circuits and sub-system solutions, under which the Company agreed to acquire Exar for $13.00 per share in cash or an aggregate amount of approximately $700.0 million, or $472.0 million net of Exar’s cash acquired. The boards of directors of both MaxLinear and Exar have unanimously approved the transaction, which is subject to customary closing conditions and regulatory approvals. The Company intends to fund the transaction with cash from the balance sheet of the combined companies and approximately $425.0 million of new transaction debt. The transaction is currently expected to close in the second quarter of 2017.
In connection with the merger agreement, MaxLinear entered into a debt commitment letter effective March 28, 2017 with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $425.0 million, subject to the satisfaction of certain customary closing conditions. The facilities are available (i) to finance the Merger, refinance certain existing indebtedness of Exar and its subsidiaries, and fund all related transactions, (ii) to pay fees and expenses incurred in connection therewith and (iii) for working capital and general corporate purposes. The commitment letter provides that the term loan facility will have a seven-year term and that term loans will bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, at the Company's option, and, in each case, plus a fixed applicable margin.  The definitive documentation governing the debt financing has not been finalized, and, accordingly, the actual terms may differ from the description of such terms in the commitment letter.
Acquisition of Spain Entity and Certain Assets and Assumption of Certain Liabilities of the G.hn business of Marvell Semiconductor, Inc.
On April 4, 2017, the Company consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor, Inc., or Marvell, to purchase the Spain entity of Marvell along with the acquisition of certain assets and assumption of certain liabilities of Marvell’s G.hn business for aggregate cash consideration of $21.0 million. The Company also hired certain employees of the G.hn business outside of Spain, and employees of Marvell's former Spain subsidiary remained employees of the same company, which is now a subsidiary of MaxLinear. The assets acquired include, among other things, patents and other intellectual property, a workforce-in-place and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory and other property and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of Marvell that were acquired or hired by the Company upon close of the acquisition. The acquired assets and assumed liabilities, together with the employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company intends to integrate the acquired assets and employees into the Company's existing business.
Singapore Tax Incentives
In April 2017, the Company began operating under certain favorable tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. The incentives are conditional upon our meeting certain employment and investment thresholds over time.
Exar Shareholder Litigation
On April 18, 2017, The Vladimir Gusinsky Revocable Trust, which alleges that it owns 110 shares of common stock in Exar, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall, who alleges that he owns 25 shares of common stock in Exar, filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. are not named as defendants in the Marshall action. The complaints generally allege that the proposed merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee from the Court. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle.
Should the contemplated resolution of these lawsuits not become final, the defendants intend to vigorously defend against this and any subsequently filed similar actions. However, the Company cannot predict the outcome of the Exar shareholder litigation. Any adverse determination in the Exar shareholder litigation could have a material adverse effect on the Company's business and operating results.

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
Overview
We are a provider of radio frequency, or RF, and mixed-signal integrated circuits for cable and satellite broadband communications and the connected home, and wired and wireless infrastructure markets. Our high performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, modem solutions and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April of 2015, and the acquisition of Marvell's G.hn business in April 2017, we provide semiconductor solutions for the connected home and home broadband access markets, including MoCA® (Multimedia over Coax Alliance) and G.hn solutions that transform how traditional HDTV broadcast and Internet Protocol, or IP, based streaming video content is seamlessly, reliably, and securely distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access business in April of 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head (RRH) unit platforms. Through our acquisition of the Broadcom wireless infrastructure backhaul business in July of 2016, we also provide modem and RF transceiver solutions into cellular infrastructure backhaul applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $387.8 million in fiscal 2016. In the three months ended March 31, 2017, revenues were $88.8 million. In fiscal 2016 and in the three months ended March 31, 2017, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and MoCA connectivity solutions into broadband operator voice and data modems and gateways, and global analog and digital RF receiver products for analog and digital Pay-TV applications. These analog and digital television applications include Direct Broadcast Satellite outdoor unit, or DBS ODU solutions, which consist of our translation switch, or BTS, and channel stacking switch, or CSS, products. These products simplify the installation required to support simultaneous reception of multiple channels from multiple satellites over a single cable. Our ability to achieve revenue growth in the future will depend on, among other factors, our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the Cable infrastructure market, and manufacturers of optical module and telecommunications infrastructure equipment.
Products shipped to Asia accounted for 95% and 94% in the three months ended March 31, 2017 and 2016, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three months ended March 31, 2017 and 2016 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three months ended March 31, 2017 and 2016 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2017, one of our customers, Arris Group, Inc., or Arris, accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue.  In the three months ended March 31, 2016, Arris accounted for 24% of our net revenue, and our ten largest customers collectively accounted for 79% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Recent Developments
On March 29, 2017, each share of our then outstanding Class A common stock and Class B common stock and shares underlying our then outstanding stock options, restricted stock units and restricted stock awards automatically converted into a single class of our common stock or rights to receive shares of a single class of our common stock pursuant to the terms of our Fifth Amended and Restated Certificate of Incorporation. The conversion had no impact on the total number of issued and outstanding shares of our capital stock; the Class A shares and Class B shares converted into an equivalent number of shares of our common stock. In addition, the conversion did not increase the total number of authorized shares of our common stock, which prior to the conversion was, and remains, 550,000,000 shares. However, our total number of authorized shares of capital stock was reduced from 1,575,000,000 to 1,509,554,147, to account for the retirement of the Class A shares and Class B shares that were outstanding at the time of the conversion. Following the conversion, our authorized capital stock includes 441,123,947 Class A shares and 493,430,200 Class B shares, which represents Class A shares and Class B shares that were authorized but unissued at the time of the conversion. No additional Class A shares or Class B shares will be issued following the conversion.
Following the conversion, each share of our common stock is entitled to one vote per share and otherwise has the same designations, rights, powers and preferences as the Class A common stock prior to the conversion. In addition, holders of our common stock vote as a single class of stock on any matter that is submitted to a vote of our stockholders. Prior to the conversion, the holders of our Class A and Class B common stock had identical voting rights, except that holders of Class A common stock were entitled to one vote per share and holders of Class B common stock were entitled to ten votes per share with respect to transactions that would result in a change of control of our company or that relate to our equity incentive plans. In addition, holders of Class B common stock had the exclusive right to elect two members of our Board of Directors, each referred to as a Class B Director. The shares of our Class B common stock were not publicly traded. Each share of our Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converted upon sale or other transfer.
On March 29, 2017, we entered into a definitive agreement with Exar Corporation, or Exar, a designer and developer of high performance analog mixed-signal integrated circuits and sub-system solutions, under which we agreed to acquire Exar for $13.00 per share in cash or an aggregate amount of approximately $700 million, or $472 million net of Exar’s cash acquired. The boards of directors of both MaxLinear and Exar have unanimously approved the transaction, which is subject to customary closing conditions and regulatory approvals. The transaction is currently expected to close in the second quarter of 2017. We intend to fund the transaction with cash from the balance sheet of the combined companies and approximately $425.0 million of new transaction debt. For more information, please refer to Note 12 of our unaudited consolidated financial statements.
On March 28, 2017, in connection with the merger agreement with Exar Corporation, we entered into a debt commitment letter with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $425.0 million, subject to the satisfaction of certain customary conditions. The facilities are available (i) to finance the Merger, refinance certain existing indebtedness of Exar and its subsidiaries, and fund all related transactions, (ii) to pay fees and expenses incurred in connection therewith and (iii) for working capital and general corporate purposes. The commitment letter provides that the term loan facility will have a seven-year term and that term loans will bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin.  The definitive documentation governing the debt financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the commitment letter.
On April 4, 2017, we consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor Inc., or Marvell, to purchase the Spain entity of Marvell along with the acquisition of certain assets and assumption of certain liabilities of Marvell’s G.hn business for aggregate cash consideration of $21.0 million. We also hired certain employees of the G.hn business outside of Spain and assumed employment obligations for the Spanish entity we acquired, which is now a subsidiary of MaxLinear. The assets acquired include, among other things, patents and other intellectual property, a workforce-in-place and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory and other property and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees who joined MaxLinear and its subsidiaries as a result of the transaction. The acquired assets and assumed liabilities, together with the employees, represent a business as defined in ASC 805, Business Combinations. We intend to integrate the acquired assets and employees into our existing business.

In April 2017, we began operating under certain favorable tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. The incentives are conditional upon our meeting certain employment and investment thresholds over time.

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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission, or SEC, on February 9, 2017, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of our revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. We currently have no plans to alter our selling practices or terms of sales through distributors in anticipation of adoption of the amendments in this guidance. We have performed a preliminary assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations and believe the change would not have a material impact on our revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. We plan to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for us beginning in the first quarter of fiscal year 2017 and has been applied prospectively. The adoption of ASU No. 2015-11 in the first quarter of fiscal year 2017 did not have a material impact on our consolidated financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include a requirement to measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income; previously changes in fair value were recognized in other comprehensive income. The amendments in this update are effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this update on our consolidated financial position and results of operations; however, adoption of the amendments in this update is expected to have a material impact on our consolidated financial position.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update are effective for us beginning in the first quarter of fiscal year 2018, concurrent with the new revenue recognition standard. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded on a prospective basis in the income statement in the provision for income taxes when awards vest or are settled. On the statement of cash flows, excess tax benefits must be classified along with other income tax cash flows as an operating activity on either a prospective transition method or a retrospective transition method. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. We adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in our Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. ASU No. 2016-09 permitted early adoption in an interim period but required the adjustments to be reflected as of the beginning of the fiscal year that includes that interim period and accordingly, we restated previously reported results for the three months ended March 31, 2016. The impact of adoption on our previously reported results for the three months ended March 31, 2016 is shown below and related to the inclusion of excess tax benefits in the provision for income taxes on a prospective basis as of the beginning of the period and the exclusion of excess tax benefits that would have been recognized in additional paid-in capital in assumed proceeds from applying the treasury stock method in the calculation of earnings per share.

	Three months ended March 31, 2016
	As reported	As adjusted
	(in thousands, except per share amounts)
Provision for income taxes	$2,558	$993
Net income	$19,116	$20,681
Basic earnings per share	$0.31	$0.33
Diluted earnings per share	$0.29	$0.31
Diluted weighted average shares outstanding	65,818	66,643

There was no cumulative effect on retained earnings in the consolidated balance sheet upon adoption since we have a full valuation allowance against U.S. deferred tax assets. We elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and are also continuing to classify cash paid by us when directly withholding shares for tax withholding purposes in cash flows from financing activities. On the statement of cash flows, excess tax benefits were classified along with other income tax cash flows as an operating activity upon adoption on a prospective basis.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update are effective for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected have a material impact on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for us beginning in the first quarter of fiscal 2018, including interim reporting periods. Early adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. We have elected to early adopt the amendments in this update in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets, the adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three months ended March 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for us beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We have elected to early adopt the amendments in this update in the three months ended March 31, 2017. The adoption did not have a material impact on our consolidated cash flows for the three months ended March 31, 2017 and 2016.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements. The new standard is intended to provide clarity to the Accounting Standards Codification, or ASC, or correct unintended application of the guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU No. 2016-19 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017 with respect to the amendments that require transition guidance, and early adoption is permitted. All other amendments were effective on issuance. The Company is currently evaluating the expected impact of the amendments that require transition guidance, but does not expect these to have a material impact on its consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for us beginning in the first quarter of 2018 and are required to be applied prospectively on or after the effective date. No disclosures are required at transition. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We plan to adopt the amendments in this update starting with 2017 acquisitions. Such adoption is not expected to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for us beginning with fiscal year 2020, including interim periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of income.
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
Restructuring Charges. Restructuring charges consist of an adjustment related to lease and leasehold impairment charges related to a restructuring plan entered into as a result of our acquisition of Entropic.
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

The following table sets forth our unaudited consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net revenue	100%	100%
Cost of net revenue	40	40
Gross profit	60	60
Operating expenses:
Research and development	27	23
Selling, general and administrative	21	13
Restructuring charges	—	2
Total operating expenses	48	38
Income from operations	12	22
Interest income	—	—
Other expense, net	—	—
Income before income taxes	12	22
Provision for income taxes	2	2
Net income	10%	20%
Net Revenue

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operator	$72,994	$92,797	$(19,803)	(21)%
% of net revenue	82%	90%
Infrastructure and other	15,847	9,888	5,959	60%
% of net revenue	18%	10%
Total net revenue	$88,841	$102,685	$(13,844)	(13%)

Net revenue decreased $13.8 million from $102.7 million in the three months ended March 31, 2016 to $88.8 million in the three months ended March 31, 2017. The decrease in operator net revenue of $19.8 million was primarily driven by the inclusion of the now negligible legacy video SoC revenue, which declined significantly year-over-year, declines in satellite analog channel-stacking, or aCSS, and cable video RF transceiver shipments, partially offset by increased cable modem and gateway, satellite gateway, and terrestrial set-top box tuner demodulator shipments. In addition, infrastructure and other revenue increased $6.0 million. The increase was primarily related to the incremental contribution of shipments from our recently acquired wireless infrastructure businesses, which we acquired in April 2016 and July 2016, partially offset by declines in consumer terrestrial set-top box shipments and TV tuner product shipments. We expect year-over-year revenue declines in the legacy video SoC and aCSS products to continue, as these products are near the end of their life cycles, which along with other factors, including but not limited to operator consolidation, could adversely affect future revenues for these product categories.

Cost of Net Revenue and Gross Profit

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$35,917	$41,515	$(5,598)	(13)%
% of net revenue	40%	40%
Gross profit	52,924	61,170	(8,246)	(13)%
% of net revenue	60%	60%
Cost of net revenue decreased $5.6 million from $41.5 million in the three months ended March 31, 2016 to $35.9 million in the three months ended March 31, 2017. The decrease was primarily driven by lower sales and lower manufacturing overhead, partially offset by increased intellectual property amortization of $1.1 million primarily related to the acquisition of the wireless infrastructure backhaul business. The gross profit percentage remained flat in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Research and Development

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$23,878	$23,752	$126	1%
% of net revenue	27%	23%
Research and development expense in the three months ended March 31, 2017 increased $0.1 million to $23.9 million from $23.8 million in the three months ended March 31, 2016. The increase was primarily due to increases in payroll-related expense and occupancy expense of $1.5 million related to our acquisitions of the wireless infrastructure businesses in April 2016 and July 2016. This increase was partially offset by lower mask prototype expenses of $1.4 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$18,613	$13,610	$5,003	37%
% of net revenue	21%	13%
Selling, general and administrative expense increased $5.0 million from $13.6 million in the three months ended March 31, 2016, to $18.6 million in the three months ended March 31, 2017. The increase was primarily due to an increase in professional fees of $3.7 million related to our merger and acquisition activities during the three months ended March 31, 2017, and an increase in intangible amortization expense of $1.6 million related to developed technology and customer-related intangibles from the wireless infrastructure acquisitions in April 2016 and July 2016.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets and continue to build our international administrative infrastructure.

Restructuring charges

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$—	$2,106	$(2,106)	100%
% of net revenue	—%	2%
Restructuring charges decreased from $2.1 million in the three months ended March 31, 2016 to $0 in the three months ended March 31, 2017. The charges in the three months ended March 31, 2016 consisted of an adjustment to restructuring charges related to our exiting of facilities under lease arrangements assumed in connection with the Entropic acquisition. In the three months ended March 31, 2017, there were no similar charges.
Interest and Other Expense, Net

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Interest income	$195	$170	$25	15%
Other expense, net	(144)	(198)	(54)	(27)%
Interest income increased $0.03 million from $0.17 million in the three months ended March 31, 2016 to $0.20 million in the three months ended March 31, 2017. Interest income is primarily derived from our cash, cash equivalent and investment balances. The changes in other expense, net was primarily due to fluctuations in foreign currency transactions.
Provision for Income Taxes

	Three months ended
	March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,021	$993	$1,028	104%
% of net revenue	2%	1%
The provision for income taxes in the three months ended March 31, 2017 was $2.0 million or approximately 19% of pre-tax income compared to $1.0 million or approximately 5% of pre-tax income in the three months ended March 31, 2016.
The provision for income taxes for the three months ended March 31, 2017 primarily relates to federal tax due to our limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. For example, effective in the second quarter of 2017, we began to operate under certain favorable tax incentives in Singapore which are effective through March 2022 and may be extended through March 2027. Such incentives are conditional upon our meeting certain employment and investment thresholds over time. The change is also expected to result in additional taxable income in the U.S. related to an intellectual property buy-in payment from a foreign affiliate in connection with the change in tax structure.
The provision for income taxes for the three months ended March 31, 2016 primarily relates to federal tax due to our limitation on use of net operating losses, state income taxes, and income taxes in certain foreign jurisdictions. During the quarter ended June 30, 2016, the Company adopted ASU No. 2016-09, Improvements to Share Based Compensation, which resulted in the recognition of excess tax benefits within the provision for income taxes in the unaudited consolidated statement of operations. ASU No. 2016-09 permitted early adoption in an interim period but required the adjustments to be reflected as of the beginning of the fiscal year that includes that interim period and accordingly, we restated the previously reported income tax provision for the three months ended March 31, 2016. For the three months ended March 31, 2016, the impact of including net excess tax benefits was to reduce the provision for income taxes by $1.6 million.

Since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.
We continue to maintain a valuation allowance to offset the federal, California and certain foreign deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  As of March 31, 2017, we are in a three-year U.S. cumulative pre-tax book loss position. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at March 31, 2017. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs. Until such time that we remove the valuation allowance against our federal, California and certain foreign deferred tax assets, our provision for income taxes will primarily consist of federal and state current income taxes and income taxes in certain foreign jurisdictions.  Furthermore, we do not incur expense or benefit in certain tax free jurisdictions in which we operate.

Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $89.1 million, restricted cash of $2.1 million, short-term investments of $63.6 million, and net accounts receivable of $57.8 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of businesses, property and equipment and intangible assets, and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation and amortization and depreciation of property and equipment and acquired intangible assets, and step-ups of acquired inventory to fair value.
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
Following is a summary of our working capital and cash and cash equivalents, restricted cash and investments for the periods indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Working capital	$183,874	$158,304
Cash and cash equivalents	$89,121	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,502	1,196
Total cash, cash equivalents and restricted cash	91,238	82,896
Short-term investments	63,637	47,918
Long-term investments	—	5,991
Total cash, cash equivalents, restricted cash and investments	$154,875	$136,805

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$22,672	$38,954
Net cash used in investing activities	(10,655)	(30,695)
Net cash provided by (used in) financing activities	(4,876)	632
Effect of exchange rate changes on cash and cash equivalents	1,201	(7)
Net increase in cash, cash equivalents and restricted cash	$8,342	$8,884
Cash Flows from Operating Activities
Net cash provided by operating activities was $22.7 million for the three months ended March 31, 2017. Net cash provided by operating activities primarily consisted of net income of $8.5 million, $11.4 million in non-cash operating expenses, and $2.8 million in changes in operating assets and liabilities. Non-cash items included in net income for the three months ended March 31, 2017 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $6.9 million, stock-based compensation of $5.5 million, partially offset by excess tax benefits on stock-based awards of $0.9 million.

Net cash provided by operating activities was $39.0 million for the three months ended March 31, 2016. Net cash provided by operating activities for this period primarily consisted of net positive cash flow from adding back $9.9 million in non-cash operating expenses to net income of $20.7 million, and changes in operating assets and liabilities of $8.4 million. Non-cash items included in net loss for the three months ended March 31, 2016 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $5.8 million and stock-based compensation of $5.1 million, partially offset by excess tax benefits on stock based awards of $1.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $10.7 million for the three months ended March 31, 2017. Net cash used in investing activities consisted primarily of $30.6 million in purchases of securities and $0.7 million in purchases of property and equipment, partially offset by $20.8 million in maturities of securities.

Net cash used in investing activities was $30.7 million for the three months ended March 31, 2016. Net cash used in investing activities consisted of $37.8 million in purchases of securities and $3.2 million in purchases of property and equipment. partially offset by $10.3 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.9 million for the three months ended March 31, 2017, and consisted primarily of $4.9 million in minimum tax withholding paid on behalf of employees for restricted stock units.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2016, and consisted primarily of $1.7 million in net proceeds from issuance of common stock, partially offset by $1.1 million in minimum tax withholding paid on behalf of employees for restricted stock units.

We believe that our $89.1 million of cash and cash equivalents and $63.6 million in short-term investments at March 31, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months; however, we expect to incur substantial term loan indebtedness related to our upcoming acquisition of Exar. On April 4, 2017, we used $21.0 million of cash to purchase the G.hn business of Marvell. We intend to fund our upcoming acquisition in the second quarter of 2017 of Exar of approximately $700.0 million via approximately $425.0 million of new transaction term debt, plus cash to be acquired from Exar of approximately $228.0 million, plus cash on hand of approximately $47.0 million. In connection with the Exar merger agreement, we have entered into a debt commitment letter effective March 28, 2017 with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $425.0 million, subject to the satisfaction of certain customary closing conditions. The facilities are available (i) to finance the merger, refinance certain existing indebtedness of Exar and its subsidiaries, and fund all related transactions, (ii) to pay fees and expenses incurred in connection therewith and (iii) for working capital and general corporate purposes. The commitment letter provides that the term loan facility will have a seven-year term and that term loans will bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin.  The definitive documentation governing the debt financing has not been finalized, and, accordingly, the actual terms may differ from the description of such terms in the commitment letter.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2017, we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards for the July 1, 2016 to December 31, 2016 performance period.
Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we continue to pursue acquisitions, including our acquisition of Exar. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of March 31, 2017, future minimum payments under non-cancelable operating leases and inventory purchase obligations are as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating lease obligations	$38,322	$6,930	$13,899	$17,493
Inventory purchase obligations	10,859	10,859	—	—
Total	$49,181	$17,789	$13,899	$17,493

There have been no material changes during the three months ended March 31, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A change of 10% in such foreign currency exchange rates could have a material impact on our financial position or results of operations.
Interest Rate Risk
We had cash and cash equivalents of $89.1 million, restricted cash of $2.1 million and investments of $63.6 million at March 31, 2017, which were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe that we have any material exposure to changes in the fair value of our investments as a result of changes in interest rates due to their short-term nature.
Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to rising interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.
On March 28, 2017, in connection with the merger agreement with Exar Corporation, we entered into a debt commitment letter with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $425.0 million, subject to the satisfaction of certain customary conditions. The commitment letter provides that the term loan facility will have a seven-year term and that term loans will bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin.  We will therefore be subject to a variable amount of interest in the near future and could be adversely impacted by rising interest rates in the future. The definitive documentation governing the debt financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the commitment letter.
Investments Risk
We had short-term investments of $63.6 million at March 31, 2017. Our investments, consisting of U.S. Treasury and agency obligations and corporate notes and bonds, are stated at cost, adjusted for amortization of premiums and discounts to maturity. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss).

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did not identify any change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. We filed our opening brief in our ‘585 appeal in mid-February 2017; CrestaTech’s (now CF Crespe’s, see below) response brief is currently due on April 26, 2017.

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

Per the Court’s request, on April 19, 2017, the parties submitted a status report in the District Court Litigation. In their report, the parties suggested that the District Court Litigation remain stayed pending the Federal Circuit’s decision in the appeal of the ‘585 IPRs, and any subsequent appeal thereof.

We cannot predict the outcome of any appeal by CF Crespe or CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. On or about December 6, 2016, Trango filed its second amended complaint. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On January 11, 2017, we filed our demurrer to each cause of action in the second amended complaint. The court hearing on the demurrer is scheduled for June 23, 2017.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.

Exar Shareholder Litigation

On April 18, 2017, The Vladimir Gusinsky Revocable Trust, which alleges that it owns 110 shares of common stock in Exar, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall, who alleges that he owns 25 shares of common stock in Exar, filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. are not named as defendants in the Marshall action. The complaints generally allege that the proposed merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee from the Court. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle.
Should the contemplated resolution of these lawsuits not become final, we intend to vigorously defend against this and any subsequently filed similar actions. However, we cannot predict the outcome of the Exar shareholder litigation. Any adverse determination in the Exar shareholder litigation could have a material adverse effect on our business and operating results.
Other Matters

In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech, Trango and Exar litigation described above, we believe that there are no other currently pending litigation matters that, if determined adversely by us, would have a material effect on our business or that would not be covered by our existing liability insurance.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. In addition to the other information set forth in this report, you should also consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 9, 2017, or Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report, and in our other public filings, which could materially affect our business, financial condition or future results.
For the risks relating to our recent acquisitions, please refer to the section of these risk factors captioned “Risks Relating to Our Recent Acquisitions.”

Risks Relating to the Proposed Acquisition of Exar

If the acquisition is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize material cost savings and other synergies as a result of our proposed acquisition of Exar, and as a result, we currently believe that the acquisition will be accretive to our free cash-flow and reported non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Exar’s business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Exar’s products in particular. In addition, Exar's target markets, customer relationships, and operations generally differ substantially from those of MaxLinear. Accordingly, relative to prior material acquisitions such as our 2015 acquisition of Entropic, we do not expect to be able to realize synergies in the same relative amounts or timeframes. We expect the integration of Exar to present substantial incremental challenges relative to prior acquisitions that could materially and adversely affect our ability to realize the currently anticipated financial, operational, and strategic benefits of the acquisition. Additional assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:

•	projections of Exar’s future revenues;

•	the anticipated financial performance of Exar’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	our expected capital structure after the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;

•	acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of Exar; and

•
other financial and strategic risks of the Exar acquisition, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays and the credit risk associated from the potential debt facility described below.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Exar, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Exar successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of Exar’s customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Exar specifically. Any failure to integrate Exar successfully and to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

Failure to integrate our business and operations successfully with those of Exar in the expected time-frame or otherwise may adversely affect MaxLinear’s operating results and financial condition if the acquisition is completed.

We do not have a substantial history of acquiring other companies and have never pursued an acquisition of the size and complexity of Exar. The success of the proposed acquisition of Exar will depend, in substantial part, on our ability to integrate Exar’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Exar’s product portfolio. Historically, we and Exar have been independent companies, and we will continue to operate as such until the completion of the acquisition. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Exar, integrating the two companies’ technologies, and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our common stock.

Our business relationships, including customer relationships, and those of Exar may be subject to disruption due to uncertainty associated with the acquisition.

In response to the announcement of the acquisition, customers, vendors, licensors, and other third parties with whom we or Exar do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or Exar while the acquisition is pending or with MaxLinear after the acquisition is completed. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.

These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Exar products after the acquisition is completed, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the acquisition is pending or after it is completed. The adverse effect of any such disruptions could be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our common stock.

We and Exar may have difficulty motivating and retaining key Exar personnel in light of the acquisition.

Uncertainty about the effect of the acquisition on our employees and those of Exar may have an adverse effect on MaxLinear or Exar while the acquisition is pending or on MaxLinear after the acquisition is completed. This uncertainty may impair our or Exar’s ability to retain and motivate key personnel in the months leading up to the completion of the acquisition and our ability to retain and motivate them following the acquisition. Employee retention may be particularly challenging as our and Exar’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following completion of the acquisition. For the acquisition to be successful, we and Exar must continue to retain and motivate executives and other key employees during the period before the acquisition is completed. Furthermore, after the acquisition is completed, MaxLinear must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of MaxLinear after the acquisition is completed, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition and could have a material adverse effect on our business, operating results, and financial condition.

If the proposed acquisition is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our common stock.

If the acquisition is not completed, the price of our common stock may decline to the extent that such market price reflects a market assumption that the acquisition will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of our financial advisors, accountants, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees, will be payable regardless of whether the acquisition is completed. In addition, we have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will have received little or no benefit in respect of such costs incurred. If the acquisition is not completed under certain circumstances specified in the merger agreement, Exar must pay MaxLinear a termination fee of $24.8 million and reimburse MaxLinear’s expenses up to $3.0 million upon termination, which may not be sufficient to cover our losses. Furthermore, if the acquisition is not completed, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have an adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.

Our ability to complete the acquisition is subject to various closing conditions, including successful completion of our tender offer and certain required regulatory approvals, which may contain burdensome conditions, including divestitures, that could have an adverse effect on our operation of the business following the acquisition.

To complete the acquisition, we must successfully complete our tender offer, such that the shares of Exar held by our merger subsidiary must represent one more than 50% of the sum of (A) all then outstanding Exar shares plus (B) the number of shares underlying all then outstanding vested Exar stock options plus (C) the number of shares issuable upon settlement of all then outstanding Exar restricted stock units, subject to certain exclusions. In addition, the merger agreement contains other customary closing conditions, which may not be satisfied or waived.

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

•	the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the acquisition will be completed.

We can provide no assurance that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect our business following the acquisition. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our common stock.

In connection with the acquisition of Exar, we will incur approximately $425.0 million of secured term loan indebtedness. We have not previously carried long-term indebtedness, which will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations.

As previously disclosed, MaxLinear will finance the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million. The term loan facility will be secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. We have not previously carried long term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Incurring material indebtedness will adversely affect our operating expenses through interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

Specifically, our new indebtedness could have important consequences to investors in our common stock, including the following:

•
we will be subject to substantial variable interest rate risk because our interest rate under the term loan will vary based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness;

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•
our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.

If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these agreements. Subject to customary cure rights, any default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have, any of which could have a material adverse effect on the trading price of our common stock.

In order to complete the acquisition and distribute the cash consideration payable to Exar stockholders, we will be required to use substantially all of Exar’s available cash resources, proceeds from our term loan facility, and a sizeable portion of our cash resources.  As a result, our available liquidity after the acquisition will be reduced at the same time that the scope of our operations and cash requirements have increased, and we may be required to seek additional financing.

Under the terms of the merger agreement and in order to implement the distribution of the cash merger consideration to Exar’s stockholders, we will be required to fund the balance of the cash merger consideration from our own cash and cash equivalents, cash and equivalents currently held by Exar, and the proceeds from the term loan facility.  Consequently, substantially all of Exar’s available cash will be used in connection with the acquisition, and our overall liquidity after completion of the acquisition will be materially reduced relative to our current liquidity even though we will have incurred substantial expenses and expect to incur additional restructuring costs as we integrate Exar’s business and operations.  To the extent Exar’s cash and cash equivalents at closing are less than we currently anticipate, we would be required to use a larger portion of our available cash or borrow more cash under the loan facility.  As a result of these factors, our board of directors and management may determine to seek financing to enhance our liquidity, which could involve the issuance of additional debt or equity securities.  We cannot provide any assurances that additional financing will be available to us when and as needed or on terms that we believe to be commercially reasonable.  To the extent we issue debt securities, such indebtedness would have rights that are senior to holders of equity securities and could contain covenants that restrict our operations.  Any equity financing would be dilutive to our current stockholders.  If we determine that we require funding as a result of the acquisition but cannot obtain such funding on terms we consider to be reasonable, we may seek other methods to reduce our use of cash, including reductions in our research and development spending, which would be expected to have an adverse long-term effect on our business, operating results, and financial condition.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
In connection with the term loan facility, we may incur up to $425.0 million in aggregate principal amount of senior indebtedness. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under the Loan Facility, will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the term loans or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Loan Facility or future indebtedness.
We may still incur substantially more debt or take other actions, which would intensify the risks discussed immediately above.
We and our subsidiaries may, subject to any limitations in the terms of the term loan facility, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our term loans that could have the effect of diminishing our ability to make payments under the indebtedness when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.

We expect to incur substantial expenses related to the integration of MaxLinear and Exar.

We expect to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Exar. We expect business systems integration between the two companies to require substantial management attention, including integration of information management, purchasing, accounting and finance, sales, payroll and benefits systems and regulatory compliance functions. Numerous factors beyond our control could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses may result in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.

We will record goodwill that could become impaired and adversely affect our future operating results.

The Exar acquisition will be accounted for as an acquisition by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Exar will be recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition will reflect Exar’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of Exar for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.

Under the acquisition method of accounting, the total purchase price will be allocated to Exar’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the acquisition will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock.

As part of a business unit divestiture, Exar agreed to indemnify the buyer of the business unit for an amount that could be up to the full purchase price received for breaches of representations and warranties, covenants and other matters under the applicable purchase agreement. If, following the completion of the acquisition, Exar were required to make payments in satisfaction of these indemnification obligations, it could have a material adverse effect on our operating results and financial condition.

Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement. In addition, Exar’s indemnification obligations for breaches of representations and warranties survive for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million.

A stockholder class action lawsuits has been filed against us, Exar, Exar’s board of directors, and our merger subsidiary, Eagle Acquisition Corporation, challenging the acquisition, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the acquisition, result in substantial costs, or have an adverse effect on our business, financial condition and operating results.

On April 18, 2017, The Vladimir Gusinsky Revocable Trust, a purported stockholder of Exar Corporation, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear). The complaint alleges that the proposed merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaint purports to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaint seeks certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee from the Court. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle.
Should the contemplated resolution of these lawsuits not become final, we intend to vigorously defend against this and any subsequently filed similar actions. Litigation is inherently uncertain, however, and there can be no assurances that the defense of this lawsuit and any potential shareholder lawsuits will be successful. In addition, we and Exar have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our and Exar’s respective bylaws and certificate of incorporation. Such obligations may apply to this and other potential lawsuits. An unfavorable outcome in this or any potential lawsuit could prevent or delay the consummation of the merger, result in substantial costs to us and Exar, or have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Business
We face intense competition and expect competition to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.
The global semiconductor market in general, and the RF receiver market in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. Large semiconductor companies resulting from industry consolidation could enjoy substantial market power, which they could exert through, among other things, aggressive pricing that could adversely affect our customer relationships and revenues. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.
As our products are integrated into a variety of electronic devices, we compete with suppliers of both tuners and traditional silicon RF receivers, and with providers of physical medium devices for optical interconnect markets. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within television, set-top box, data modems and gateway, satellite low-noise blocker, optical module manufacturers, some of which may be our customers. Our primary competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation, Texas Instruments, Sigma Designs, Inc. and Analog Devices. In connection with the Exar acquisition, we will substantially expand our target markets and the scope of our competition. Additional competitors of Exar include Integrated Device Technology, Inc. Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, NXP Semiconductors N.V. (which is currently subject to a potential acquisition by Qualcomm Technologies, Inc.), Microchip Technology, Inc., Ambarella, Inc., Intel Corporation, HiSilicon Technologies Co., Ltd., and Cavium Networks. It is quite likely that competition in the markets in which we participate and will participate following the Exar acquisition will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated tuner/demodulator/video processing products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components.
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

For the three months ended March 31, 2017, one customer accounted for 31% of our net revenue, and our ten largest customers accounted for 70% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, MoCA®, and G.hn connectivity solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the three months ended March 31, 2017, revenue directly attributable to operator applications accounted for approximately 82% of our net revenue. Delays in the development of, or unexpected developments in the operator applications markets could have an adverse effect on order activity by manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among television operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
If we fail to penetrate new markets, including in particular the market for satellite set-top and gateway boxes and outdoor units, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
Currently, we sell most of our products to manufacturers of televisions, terrestrial set-top boxes for sale in various markets worldwide including, but not limited to, cable broadband voice and data modems and gateways, pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Arris Group, Inc., Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Charter Communications, AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments which are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. In the three months ended March 31, 2017, our research and development expense was $23.9 million. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. We filed our opening brief in our ‘585 appeal in mid-February 2017; CrestaTech’s (now CF Crespe’s, see below) response brief is currently due on April 26, 2017.
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
Per the Court’s request, on April 19, 2017, the parties submitted a status report in the District Court Litigation. In their report, the parties suggested that the District Court Litigation remain stayed pending the Federal Circuit’s decision in the appeal of the ‘585 IPRs, and any subsequent appeal thereof.

We cannot predict the outcome of any appeal by CF Crespe or CrestaTech, the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business and operating results.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we previously expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions in 2016, we have entered the markets for wireless telecommunications infrastructure. Through the acquisition of the G.hn business of Marvell in April 2017, we are currently expanding into the wired whole-home broadband connectivity market. With our acquisition of Exar, which is expected to close in the second quarter of 2017, we also expect to enter the markets for power management and interface technologies which are functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the three months ended March 31, 2017, sales through distributors accounted for 23% of our net revenue. For these distributor transactions, revenue is not currently recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
Our acquisition of Exar, which is expected to close in the second quarter of 2017, is expected to significantly increase our sales through distributors.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, and cable operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months or more for the cable operator and telecommunications infrastructure markets, and beyond 36 months in the wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.

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
While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.
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

We adopted amendments to U.S. generally accepted accounting principles related to stock-based compensation in the second quarter of 2016 and included excess tax benefits associated with employee stock-based compensation in income tax expense, which we restated and reduced our income tax expense for the three months ended March 31, 2016 by $1.6 million. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

We are not currently under any other tax examinations, but we are still subject to examination in various jurisdictions. In the event we are determined to have any unaccrued tax obligation arising from future audits, our operating results would be adversely affected.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a periodic basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will recognize a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our U.S. and certain foreign net deferred tax assets at March 31, 2017. However, in 2016 and the first quarter of 2017, we have generated significant taxable income. If we continue to generate taxable income, we could remove some or all of the valuation allowance against federal, California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. The impact of releasing some or all of such valuation allowance will be material in the period in which such release occurs.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives
Effective in the second quarter of 2017, we began to operate under certain favorable tax incentives in Singapore which are effective through March 2022 and may be extended through March 2027. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent US or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. The tax incentives are presently scheduled to expire at various dates generally beginning in 2027, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, our corporate income tax rate in Singapore is expected to be 17%. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we would lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.
Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 95% of our net revenue in the three months ended March 31, 2017, respectively. In addition, as of March 31, 2017, approximately 43% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, China and Malaysia, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and the Philippines. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong, that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017. We cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to "phishing" attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks. Any compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions provide for the following:

•	authorize our Board of Directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our Board of Directors, our Chairman of the Board of Directors, or our President;

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
Our common stock began trading on the New York Stock Exchange in March 2010. An active public market for our shares on the New York Stock Exchange may not be sustained. In particular, we have experienced limited trading volumes and liquidity in the past, and similar issues in the future could limit the ability of stockholders to purchase or sell our common stock in the amounts and at the times they wish. Trading volume in our common stock is sometimes modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	the recently completed acquisitions may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
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
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2017, we had 65.4 million shares of common stock outstanding.

All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014, 2015 and 2016 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.2 million shares of our common stock for the July 1, 2016 to December 31, 2016 performance period on February 17, 2017. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
In addition to our pending acquisition of Exar Corporation, or Exar, which we expect to close in the second quarter of fiscal 2017, we also acquired the G.hn business of Marvell Technology Group Ltd., or Marvell, which we completed in April 2017, the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom, which we completed in the third quarter of fiscal 2016, the wireless infrastructure access business of Microsemi Storage Solutions, Inc., or Microsemi, which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., or Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., or Physpeed, which we completed in the fourth quarter of fiscal 2014. We may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers, distributors and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses, including Exar, the G.hn business of

Marvell, the wireless infrastructure backhaul business of Broadcom, the wireless infrastructure access business of Microsemi, Entropic and Physpeed, include those associated with:

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
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom and us, collectively, Defendants.  Trango is a purchaser that alleges fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we recently acquired from Broadcom. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, statutory penalties, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On January 11, 2017, we filed our demurrer to each cause of action in the second amended complaint. The court hearing on the demurrer is scheduled for June 23, 2017.

Also, on April 18, 2017, The Vladimir Gusinsky Revocable Trust, a purported stockholder of Exar Corporation, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear). Another similar lawsuit was filed by purported Exar stockholder Richard E. Marshall on April 25, 2017. The Marshall lawsuit does not name MaxLinear or Eagle Acquisition Corp. as defendants. The complaints generally allege that the proposed merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future. The defendants intend to vigorously defend against this and any subsequently filed similar actions.

On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee from the Court. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle.

We cannot predict the outcome of the Trango and Exar litigation. Any adverse determination in the Trango or Exar litigation could have a material adverse effect on our business and operating results.

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
We completed our recent acquisitions in April 2015, April 2016, July 2016 and April 2017 and we expect to complete another acquisition in the second quarter of 2017. While we believe the integration process is substantially complete for our acquisitions which we closed in 2016 and prior, we are in the process of integrating our 2017 acquisitions. We cannot ensure that implementation of integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
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
We have incurred and expect to continue to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and acquired businesses. Business systems integration between the companies requires, and we expect it to continue to require into the foreseeable future, substantial management attention, including integration of information management, purchasing, accounting and finance, sales, and regulatory compliance functions. Our 2017 acquisitions may also involve running duplicate or parallel systems and processes in short-term periods as we integrate. Numerous factors, many of which, are beyond our control, could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses have resulted in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.
We have recorded goodwill and other intangible assets that could become impaired and adversely affect our future operating results.
Our business acquisitions are accounted for under the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded, as of completion, at their respective fair values and added to our existing assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition reflect acquired businesses' balances and results but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date.  Any impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of March 31, 2017, our balance sheet reflected goodwill of $75.7 million and other intangible assets of $99.7 million, including IPR&D intangible assets of $22.3 million. We expect to record a material amount of goodwill and other intangible assets in connection with our 2017 acquisitions. We could recognize further impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the three months ended March 31, 2017, we issued an aggregate of 0.1 million shares of our Class B common stock, respectively, to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.1 million as a result of the exercise of these options in the three months ended March 31, 2017.
We believe these transactions were previously exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. On March 29, 2017 all Class B common stock underlying then outstanding Class B stock options under the 2004 Stock Plan were converted on a one-for-one basis to a single class of common stock. We subsequently registered the underlying shares post-conversion with the U.S. Securities and Exchange Commission on Form S-8, which we filed on March 30, 2017.
The sales and issuances of securities in the transactions described above were deemed to be exempt from registration prior to the conversion under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above. Prior to the conversion, each share of our Class B common stock was convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock would convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation.
Recent Repurchases of Equity Securities
On February 16, 2017, we repurchased 12,500 shares of Class A common stock from a member of our board of directors, Steven C. Craddock, at $26.76 per share, which represents the closing price of our Class A common stock on the date of repurchase, for aggregate proceeds of $0.3 million. These shares were immediately cancelled upon repurchase. Such repurchase was approved by our Board of Directors. No plan or agreement exists with respect to future repurchases, either from Mr. Craddock or other directors.
The following table sets forth our repurchases of equity securities for the three months ended March 31, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 to January 31, 2017	—	—	—	—
February 1, 2017 to February 28, 2017	12,500	$26.76	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
Total	12,500		—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of March 28, 2017, by and among MaxLinear, Inc., a Delaware corporation, Exar Corporation, a Delaware corporation, and Eagle Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2017 (File No. 001-34666)).

3.2	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2017 (File No. 001-34666)).
10.1
Debt Commitment Letter by and among MaxLinear, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, and Deutsche Bank Securities Inc., dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 31, 2017 (File No. 001-34666)).

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

MAXLINEAR, INC.

(Registrant)

Date:	May 9, 2017	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of March 28, 2017, by and among MaxLinear, Inc., a Delaware corporation, Exar Corporation, a Delaware corporation, and Eagle Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2017 (File No. 001-34666)).

3.2	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2017 (File No. 001-34666)).
10.1
Debt Commitment Letter by and among MaxLinear, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, and Deutsche Bank Securities Inc., dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 31, 2017 (File No. 001-34666)).

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