Form 10-Q
period 2017-06-30
MAXLINEAR INC
filed 2017-08-08
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 2, 2017, the registrant had 66,542,818 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$87,568	$81,086
Short-term restricted cash	615	614
Short-term investments, available-for-sale	—	47,918
Accounts receivable, net	82,695	50,487
Inventory	77,559	26,583
Prepaid expenses and other current assets	9,732	6,159
Total current assets	258,169	212,847
Long-term restricted cash	1,908	1,196
Property and equipment, net	24,469	20,549
Long-term investments, available-for-sale	—	5,991
Intangible assets, net	353,524	104,261
Goodwill	238,838	76,015
Deferred tax assets	53,878	116
Other long-term assets	6,841	1,677
Total assets	$937,627	$422,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,359	$6,757
Deferred revenue and deferred profit	13,317	5,991
Accrued price protection liability	24,623	15,176
Accrued expenses and other current liabilities	38,605	16,358
Accrued compensation	10,304	10,261
Current portion of long-term debt	1,989	—
Total current liabilities	110,197	54,543
Deferred rent	5,082	9,656
Long-term debt	415,032	—
Other long-term liabilities	9,409	6,029
Total liabilities	539,720	70,228

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 66,534 shares issued and outstanding at June 30, 2017 and 550,000 shares authorized, no shares issued or outstanding December 31, 2016, respectively	7	—
Class A common stock, $0.0001 par value; 441,124 shares authorized, no shares issued and outstanding at June 30, 2017 and 500,000 shares authorized, 58,363 shares issued and outstanding at December 31, 2016, respectively	—	6
Class B common stock, $0.0001 par value; 493,430 shares authorized, no shares issued and outstanding at June 30, 2017 and 500,000 shares authorized, 6,668 shares issued and outstanding at December 31, 2016, respectively	—	1
Additional paid-in capital	439,040	413,909
Accumulated other comprehensive loss	(636)	(1,560)
Accumulated deficit	(40,504)	(59,932)
Total stockholders’ equity	397,907	352,424
Total liabilities and stockholders’ equity	$937,627	$422,652
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$104,175	$101,687	$193,016	$204,372
Cost of net revenue	53,071	38,774	88,988	80,289
Gross profit	51,104	62,913	104,028	124,083
Operating expenses:
Research and development	29,015	24,037	52,893	47,789
Selling, general and administrative	31,338	16,505	49,951	30,115
Restructuring charges	6,546	—	6,546	2,106
Total operating expenses	66,899	40,542	109,390	80,010
Income (loss) from operations	(15,795)	22,371	(5,362)	44,073
Interest income	64	167	259	337
Interest expense	(2,201)	—	(2,201)	—
Other income (expense), net	(618)	124	(762)	(74)
Total interest and other income (expense), net	(2,755)	291	(2,704)	263
Income (loss) before income taxes	(18,550)	22,662	(8,066)	44,336
Income tax provision (benefit)	(29,515)	78	(27,494)	1,071
Net income	$10,965	$22,584	$19,428	$43,265
Net income per share:
Basic	$0.17	$0.36	$0.30	$0.69
Diluted	$0.16	$0.33	$0.28	$0.64
Shares used to compute net income per share:
Basic	65,889	63,470	65,564	63,056
Diluted	69,645	67,520	69,398	67,110

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$10,965	$22,584	$19,428	$43,265
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and six months ended June 30, 2017 and 2016	(38)	48	(55)	174
Less: Reclassifications to realized loss (gain) on sales and maturities of investments, net of tax of $0 for the three and six months ended June 30, 2017 and 2016	55	(50)	55	(50)
Unrealized gain (loss) on investments, net of tax	17	(2)	—	124
Foreign currency translation adjustments, net of tax benefit of $55 for the three and six months ended June 30, 2017 and $0 for the three and six months ended June 30, 2016 (1)	554	(363)	924	(255)
Foreign currency translation adjustments, net of tax	554	(363)	924	(255)
Other comprehensive income (loss)	571	(365)	924	(131)
Total comprehensive income	$11,536	$22,219	$20,352	$43,134
____________________________

(1)	Tax amount recognized in Other Long-Term Liabilities on the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$19,428	$43,265
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	25,160	9,935
Provision for losses on accounts receivable	87	—
Amortization (accretion) of investment premiums (discount), net	(60)	83
Amortization of inventory step-up	5,635	336
Amortization of debt issuance costs	175	—
Stock-based compensation	17,102	10,211
Deferred income taxes	(53,142)	133
(Gain) loss on disposal of property and equipment	(85)	48
(Gain) loss on sale of available-for-sale securities	38	(50)
(Gain) loss on foreign currency	682	(46)
Change in fair value of contingent consideration	—	110
Excess tax benefits on stock-based awards	(3,290)	(5,114)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,932)	(1,941)
Inventory	(7,391)	7,418
Prepaid expenses and other assets	5,210	(805)
Accounts payable, accrued expenses and other current liabilities	15,562	4,967
Accrued compensation	(1,282)	3,540
Deferred revenue and deferred profit	7,326	1,732
Accrued price protection liability	9,447	(1,756)
Other long-term liabilities	(4,088)	(767)
Net cash provided by operating activities	15,582	71,299
Investing Activities
Purchases of property and equipment	(1,898)	(4,710)
Purchases of intangible assets	(5,325)	(390)
Cash used in acquisitions, net of cash acquired	(473,304)	(21,000)
Purchases of available-for-sale securities	(30,577)	(47,277)
Maturities of available-for-sale securities	84,546	81,011
Net cash provided by (used in) investing activities	(426,558)	7,634
Financing Activities
Repurchases of common stock	(334)	(3)
Net proceeds from issuance of common stock	8,018	4,285
Minimum tax withholding paid on behalf of employees for restricted stock units	(8,399)	(3,593)
Net proceeds from the issuance of debt	416,846	—
Net cash provided by financing activities	416,131	689
Effect of exchange rate changes on cash and cash equivalents	2,040	4
Increase in cash, cash equivalents and restricted cash	7,195	79,626
Cash, cash equivalents and restricted cash at beginning of period	82,896	67,956
Cash, cash equivalents and restricted cash at end of period	$90,091	$147,582
Supplemental disclosures of cash flow information:
Cash paid for interest	1,277	—
Cash paid for income taxes	$4,452	$1,263
Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$818	$578
Issuance of accrued share-based bonus plan	$3,314	$3,652
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency, mixed-signal and high-performance analog integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. MaxLinear's customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices including cable, terrestrial, and satellite video set-top boxes and gateways, cable DOCSIS data and voice gateways, hybrid analog and digital televisions, smartphones, direct broadcast satellite outdoor units, optical modules for data center, metro, and long-haul transport network applications, RF transceivers and modem solutions for wireless carrier infrastructure applications, wireline connectivity devices for in-home networking applications and last-mile broadband access, and power management and interface products for enterprise networking, infrastructure, industrial, and multi-market applications. The Company is a fabless semiconductor company focusing its resources on the design, sale and marketing of its products.
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

The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 9, 2017, or the Annual Report. Certain prior period amounts have been reclassified to conform with the current period presentation. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2017.
Restricted Cash
As of June 30, 2017 and December 31, 2016, the Company has restricted cash of $2.5 million and $1.8 million, respectively. The restricted cash is on deposit in connection with guarantees for certain office leases.
Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be subsequently measured using the lower of cost and net realizable value. Net realizable value is the estimated selling prices

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for the Company for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded on a prospective basis in the income statement in the provision for income taxes when awards vest or are settled. On the statement of cash flows, excess tax benefits must be classified along with other income tax cash flows as an operating activity on either a prospective transition method or a retrospective transition method. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in the Company's Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. There was no cumulative effect on retained earnings in the consolidated balance sheet upon adoption since the Company had a full valuation allowance against U.S. deferred tax assets at the time of adoption. The Company elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and is also continuing to classify cash paid by the Company when directly withholding shares for tax withholding purposes in cash flows from financing activities. On the statement of cash flows, excess tax benefits were classified along with other income tax cash flows as an operating activity upon adoption on a prospective basis.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for the Company beginning in the first quarter of fiscal 2018, including interim reporting periods. Early adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. The Company elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets at the time of adoption, the adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations for the three and six months ended June 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for the Company beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. The adoption did not have a material impact on the Company’s consolidated cash flows for the three and six months ended June 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for the Company beginning in the first quarter of 2018 and are required to be applied prospectively on or after the effective date. No disclosures are required at transition. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company has elected to early adopt the amendments in this update for 2017 acquisitions. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of the Company’s revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. The Company is in the process of updating its preliminary assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations following the acquisition of Exar Corporation (Note 3), which has a significant amount of sales through distributors. The adoption of this new accounting standard is not expected to have a material impact on the Company's revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. The Company plans to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require the Company to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update are effective for the Company for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected have a material impact on the Company's consolidated financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$10,965	$22,584	$19,428	$43,265
Denominator:
Weighted average common shares outstanding—basic	65,889	63,470	65,564	63,056
Dilutive common stock equivalents	3,756	4,050	3,834	4,054
Weighted average common shares outstanding—diluted	69,645	67,520	69,398	67,110
Net income per share:
Basic	$0.17	$0.36	$0.30	$0.69
Diluted	$0.16	$0.33	$0.28	$0.64
The Company excluded 1.3 million and 0.9 million common stock equivalents for outstanding stock-based awards for the three and six months ended June 30, 2017 and 1.2 million and 0.7 million for the three and six months ended June 30, 2016, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
3. Business Combinations
Acquisition of Exar Corporation

On May 12, 2017, pursuant to the March 28, 2017 Agreement and Plan of Merger, Eagle Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of MaxLinear, merged with and into Exar Corporation, or Exar, with Exar surviving as a wholly owned subsidiary of MaxLinear. Under this Agreement and Plan of Merger, the Company agreed to acquire all of Exar's outstanding common stock for $13.00 per share in cash. MaxLinear also assumed certain of Exar's stock-based awards in the merger. MaxLinear paid aggregate cash consideration of $688.1 million including $12.7 million of cash paid to settle certain stock-based awards that were not assumed by MaxLinear in the merger. The Company funded the transaction with cash from the balance sheet of the combined companies and the net proceeds of approximately $416.8 million from $425.0 million of new transaction debt.

Exar is a designer and developer of high-performance analog mixed-signal integrated circuits and sub-system solutions. The merger significantly furthers the Company's strategic goals of increasing revenue scale, diversifying revenues by end customers and addressable markets, and expanding its analog and mixed-signal footprint on existing tier-one customer platforms. Exar adds a diverse portfolio of high performance analog and mixed-signal products constituting power management and interface technologies that are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise networking, and automotive platforms. The Company intends to leverage combined technological expertise, cross-selling opportunities and distribution channels to significantly expand its serviceable addressable market.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the fair value of purchase price consideration to acquire Exar (in thousands):

Acquisition Consideration	Amount

Cash (1)	$688,114
Fair value of vested stock-based awards assumed (2)	4,613
Total	$692,727
__________________

(1)
Cash consideration paid includes 51,953,635 shares ultimately tendered at $13.00 per share, or an aggregate total of $675.4 million, plus $12.7 million of cash paid to settle certain outstanding stock-based awards which were not assumed by MaxLinear in the merger.

(2)
MaxLinear assumed certain of Exar's outstanding stock-based awards as part of the merger, and estimated the fair value of such assumed stock-based awards. The portion allocated to purchase price consideration represents the vested assumed stock-based awards. The fair value of the MaxLinear equivalent stock options included in stock-based awards assumed was estimated using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of the MaxLinear stock price is based on the average historical volatility over the expected term based on daily closing stock prices. The expected term of the option is based on the remaining vesting period and contractual term of the options, using the simplified method of determining expected term as used by MaxLinear. The stock price volatility and expected term are based on MaxLinear’s best estimates at this time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the total consideration recorded for the acquisition.

The following is an allocation of purchase price as of the May 12, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Preliminary purchase price allocation:
Cash	$235,810
Accounts receivable	11,363
Inventory	47,136
Prepaid and other current assets	2,372
Property and equipment	4,358
Identifiable intangible assets	250,700
Deferred tax assets	5,888
Other assets	5,424
Accounts payable	(12,385)
Accrued expenses and other current liabilities	(10,367)
Accrued compensation	(5,258)
Other long-term liabilities	(3,030)
Identifiable net assets acquired	532,011
Goodwill	160,716
Total purchase price	$692,727

The fair value of inventories acquired from Exar included an acquisition accounting fair market value step-up of $21.8 million. The Company recognized $4.4 million amortization of inventory step-up in cost of sales in the consolidated statements of income for the three and six months ended June 30, 2017. Included in other assets in the Exar purchase price allocation is $5.0 million held in escrow pertaining to indemnification obligations under the purchase agreement associated with the November 9, 2016 divestiture of a business unit by Exar (Note 12).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents details of the identified intangible assets acquired of Exar:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7.0	$120,400
Trademarks and tradenames	6.0	12,100
Customer-related intangible	5.0	97,200
Product backlog	0.5	4,100
Finite-lived intangible assets		233,800
In-process research and development	N/A	16,900
Total intangible assets		$250,700
Acquisition of Certain Assets and Assumption of Certain Liabilities of the G.hn business of Marvell Semiconductor, Inc.
On April 4, 2017, the Company consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor, Inc., or Marvell, to purchase certain assets and assume certain liabilities of Marvell’s G.hn business, including its Spain legal entity, for aggregate cash consideration of $21.0 million. The Company also hired certain employees of the G.hn business outside of Spain and assumed employment obligations of the Spanish entity acquired, which is now a subsidiary of MaxLinear. The assets acquired include, among other things, patents and other intellectual property, a workforce-in-place and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory and other property and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees of Marvell that were acquired or hired by the Company upon close of the acquisition. The acquired assets and assumed liabilities, together with the employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company is integrating the acquired assets and employees into the Company's existing business. The acquisition of the G.hn business expands the Company's footprint in existing connected-home markets including the wired whole-home broadband connectivity market.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the fair value of purchase price consideration to acquire the G.hn business (in thousands):

Acquisition Consideration	Amount

Cash	$21,000
Total	$21,000
The following is an allocation of purchase price as of the April 4, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Preliminary purchase price allocation:
Inventory	$2,084
Prepaid and other current assets	147
Property and equipment	3,277
Identifiable intangible assets	12,600
Deferred tax assets	875
Other assets	28
Accounts payable	(1)
Accrued expenses	(358)
Accrued compensation	(2)
Other long-term liabilities	(99)
Identifiable net assets acquired	18,551
Goodwill	2,449
Total purchase price	$21,000
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1.2 million. The Company recognized $1.2 million amortization of inventory step-up in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2017.
The following table presents details of the identified intangible assets acquired of the G.hn business:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7.0	$7,100
Customer-related intangibles	1.8	4,800
Covenant not-to-compete	3.0	200
Product backlog	0.8	500
Total identifiable intangible assets		$12,600

Assumptions in the Allocations of Purchase Price
Management prepared the purchase price allocations for Exar and the G.hn businesses, and in doing so considered or relied in part upon a report of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment. Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Exar and the G.hn business with the operations of MaxLinear. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

prepared. Updates to and/or completion of the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. We expect to complete these valuations and evaluations and finalize the purchase price allocations within 12 months of the applicable acquisition date.
The fair value of the identified intangible assets acquired from Exar and the G.hn business was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.
In connection with the acquisitions of Exar and the G.hn business, the Company has assumed liabilities related to product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocations above. The Company has also assumed a purchase agreement that includes an indemnification clause from Exar related to a November 9, 2016 business unit divestiture by Exar. The amount of the indemnification could be up to the full purchase price received for breaches of representations and warranties, covenants and other matters under the applicable purchase agreement (Note 12).
Goodwill recorded in connection with the acquisitions of Exar and the G.hn business was $160.7 million and $2.4 million, respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Proforma Combined Financial Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions of Exar and the G.hn business had occurred at the beginning of fiscal year 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues – proforma combined	$111,832	$129,449	$229,520	$259,160
Net income (loss) – proforma combined	$15,594	$(1,332)	$10,714	$(19,537)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$10,965	$22,584	$19,428	$43,265
Add: Results of operations – acquired business	(9,048)	4,151	(8,916)	1,642
Less: Proforma adjustments
Depreciation of property, plant and equipment	476	1,179	(37)	724
Amortization of intangible assets	(3,470)	(12,114)	(15,434)	(24,220)
Amortization of inventory step-up	6,018	(9,543)	6,018	(20,332)
Impairment of intangible assets	—	1,519	—	1,519
Acquisition and integration expenses	11,692	(5,289)	14,484	(14,484)
Interest expense	(1,598)	(3,819)	(5,388)	(7,651)
Income tax benefit	559	—	559	—
Net income (loss) – proforma combined	$15,594	$(1,332)	$10,714	$(19,537)

Net income (loss) per share - proforma combined:
Basic	$0.24	$(0.02)	$0.16	$(0.31)
Diluted	$0.22	$(0.02)	$0.15	$(0.31)
Shares used to compute net income (loss) per share - proforma combined
Basic	65,889	63,470	65,564	63,056
Diluted	69,645	63,470	69,398	63,056

The pro forma combined financial information for the three months ended June 30, 2016 includes aggregate non-recurring adjustments of $12.2 million consisting of aggregate amortization of inventory step-up of $10.0 million and amortization of intangible assets of $2.2 million from the Exar and G.hn businesses, for which the related assets have useful lives of less than one year, and excludes impairment of intangible assets of $1.5 million included in Exar's historical results of operations. The pro forma combined financial information for the six months ended June 30, 2016 includes aggregate non-recurring adjustments of $23.1 million consisting of aggregate amortization of inventory step-up of $18.7 million and amortization of intangible assets of $4.4 million from the Exar and G.hn businesses, for which the related assets have useful lives of less than one year, and excludes impairment of intangible assets of $1.5 million included in Exar's historical results of operations.

The pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the consolidated business had the acquisitions of Exar and the G.hn business actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the consolidated business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisitions in the Company's unaudited consolidated statements of income.

For the three and six months ended June 30, 2017, $13.9 million of revenue and $8.0 million of gross profit, excluding $8.7 million of amortization of acquired intangible assets and the inventory fair-value step-up of Exar and the G.hn business since the acquisition date, are included in the Company's consolidated statements of income. Such amounts exclude revenue of $5.2 million and gross profit of $3.9 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation for Exar as a result of acquisition accounting.

Acquisition and integration-related costs of $5.5 million and $9.0 million related to the acquisitions of Exar and the G.hn business were included in selling, general, and administrative expenses in the Company's statements of income for the three and six months ended June 30, 2017, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation

On July 1, 2016, the Company consummated the transactions contemplated by an asset purchase agreement entered into with Broadcom Corporation. The Company paid cash consideration of $80.0 million for the purchase of certain assets of Broadcom's wireless infrastructure backhaul business, and the assumption of certain liabilities. The acquired assets and assumed liabilities, together with employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into the Company's existing business. In the six months ended June 30, 2017, the Company recorded an adjustment to decrease certain assumed liabilities and a corresponding decrease to goodwill of $0.3 million (Note 5). The Company has completed its purchase price allocation accounting associated with this acquisition.
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
Refer to Note 4 for disclosures following this acquisition for the six months ended June 30, 2017 and 2016.
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
The following disclosures regarding this acquisition are for the six months ended June 30, 2017 and 2016.
Earn-Out
The definitive merger agreement also provided for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount was determined by multiplying $0.375 million by a 2015 revenue percentage that was defined in the definitive merger agreement. The 2016 earn-out amount was determined by multiplying $0.375 million by a 2016 revenue percentage that was defined in the definitive merger agreement and was fully earned as of December 31, 2016. During the six months ended June 30, 2017, the Company paid $0.375 million for the 2016 earn-out (Note 6).
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Restructuring Activity

From time to time, the Company approves and implements restructuring plans as a result of acquisitions, internal resource alignment, and cost saving measures. Such restructuring plans include vacating certain leased facilities, terminating employees, and cancellation of contracts.

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Employee separation expenses	$5,996	$—	$5,996	$—
Lease related charges	550	—	550	1,976
Other	—	—	—	130
	$6,546	$—	$6,546	$2,106

Included in restructuring charges for the 2017 periods is $4.4 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar due to change in control provisions upon termination of former Exar executives, other severance-related charges of $1.6 million and lease restructuring charges of $0.6 million related to exiting certain Exar facilities. The lease impairment charges in the 2016 periods include adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with certain vacated facilities, including commissions to brokers involved in subleasing property. Total sublease income related to leased facilities the Company ceased using was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2017. Sublease income was approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2016, respectively.
The following table presents a roll-forward of the Company's restructuring liability for the six months ended June 30, 2017. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2016	$—	$499	$37	$536
Transfers from deferred rent	—	4,405	—	4,405
Restructuring charges	5,996	550	—	6,546
Assumed in acquisition	—	—	70	70
Cash payments	(676)	(1,465)	—	(2,141)
Non-cash items	(4,514)	(6)	—	(4,520)
Liability as of June 30, 2017	$806	$3,983	$107	$4,896

Non-cash items primarily consist of the release of accelerated stock-based awards upon termination of a former Exar executive.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the three and six months ended June 30, 2017, the Company adjusted its allocation of purchase price for the acquisition of the wireless infrastructure backhaul business related to a decrease in an assumed liability and a corresponding decrease in goodwill of $0.3 million (Note 3).

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2016	$76,015
Acquisitions	163,165
Adjustments	(342)
Balance as of June 30, 2017	$238,838

Goodwill is not amortized, but is assessed for impairment on an annual basis on October 31 each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized for the three and six months ended June 30, 2017 and 2016.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		June 30, 2017			December 31, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$4,838	$(3,130)	$1,708	$3,311	$(2,957)	$354
Developed technology	6.9	208,561	(22,687)	185,874	77,800	(13,550)	64,250
Trademarks and trade names	6.1	13,800	(862)	12,938	1,700	(405)	1,295
Customer relationships	4.6	122,000	(12,199)	109,801	20,000	(4,782)	15,218
Covenants non-compete	3.0	1,100	(322)	778	900	(156)	744
Backlog	0.5	31,837	(28,612)	3,225	26,600	(26,600)	—
		$382,136	$(67,812)	$314,324	$130,311	$(48,450)	$81,861

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of net revenue	$6,260	$1,787	$8,944	$3,369
Research and development	138	96	275	344
Selling, general and administrative	8,262	725	10,143	957
	$14,660	$2,608	$19,362	$4,670

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity during the six months ended June 30, 2017 related to finite-lived intangible assets resulting from acquisitions, other additions, transfers to developed technology from in-process research and development, or IPR&D, and amortization:

Carrying Amount
(in thousands)
Balance as of December 31, 2016	$81,861
Acquisitions	246,400
Additions	5,325
Transfers to developed technology from IPR&D	100
Amortization	(19,362)
Balance as of June 30, 2017	$314,324

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and six months ended June 30, 2017 and 2016, no impairment losses related to finite-lived intangible assets were recognized.

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2017:

Amount
(in thousands)
2017 (6 months)	$34,966
2018	63,495
2019	52,644
2020	51,780
2021	51,000
Thereafter	60,439
Total	$314,324

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Indefinite-lived Intangible Assets
The following table sets forth the activity of the Company’s indefinite-lived intangible assets resulting from transfers to developed technology from IPR&D:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2016	$22,400
Acquisitions	16,900
Transfers to developed technology from IPR&D	(100)
Balance as of June 30, 2017	$39,200

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and six months ended June 30, 2017 and 2016, no indicators of impairment were identified and, as a result, no impairment of indefinite-lived intangible assets was recorded.
6. Financial Instruments
As of June 30, 2017, the Company did not have any financial instruments that are required to be measured at fair value on a recurring basis. The composition of financial instruments as of December 31, 2016 is as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Assets
Money market funds	$39,181	$—	$—	$39,181
Government debt securities	28,025	—	(32)	27,993
Corporate debt securities	25,923	—	(7)	25,916
	93,129	—	(39)	93,090
Less amounts included in cash and cash equivalents	(39,181)	—	—	(39,181)
	$53,948	$—	$(39)	$53,909

Fair Value at December 31, 2016
(in thousands)
Liabilities
Contingent consideration	375
Total	$375
The fair values of the Company’s financial instruments are the amounts that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company has not made any adjustments to the prices obtained from its third party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2016 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include revenues earned related to Physpeed products and services and a discount factor of 1 at December 31, 2016. The contingent liability was settled in the six months ended June 30, 2017. The assumptions used in preparing the internal rate of return model included estimates for outcome if milestone goals were achieved, the probability of achieving each outcome and discount rates. There were no signficant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration, and the resultant fair value.

The following table presents a summary of the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurements at December 31, 2016
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$39,181	$39,181	$—	$—
Government debt securities	27,993	—	27,993	—
Corporate debt securities	25,916	—	25,916	—
	$93,090	$39,181	$53,909	$—
Liabilities
Contingent consideration	$375	$—	$—	$375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Contingent Consideration (1)
Beginning balance	$375	$395
Physpeed earn-out payment	(375)	(240)
Loss recognized in net income(2)	—	110
Ending balance	$—	$265
Net loss for the period included in net income attributable to contingent consideration held at the end of the period	$—	$(110)
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

(2)	Changes to the estimated fair value of contingent consideration for the three and six months ended June 30, 2016 were primarily due to updates to present value discount factors.
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended June 30, 2017.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, net receivables, certain other assets, accounts payable, accrued expenses, accrued compensation costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

7. Balance Sheet Details
Cash, cash equivalents, restricted cash and investments consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$87,568	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,908	1,196
Total cash, cash equivalents and restricted cash	90,091	82,896
Short-term investments	—	47,918
Long-term investments	—	5,991
	$90,091	$136,805

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inventory consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Work-in-process	$35,528	$13,947
Finished goods	42,031	12,636
	$77,559	$26,583
Property and equipment consist of the following:

	Useful Life (in Years)	June 30, 2017	December 31, 2016
		(in thousands)
Furniture and fixtures	5	$2,266	$1,983
Machinery and equipment	3-5	32,027	27,028
Masks and production equipment	2	10,414	9,153
Software	3	4,979	3,625
Leasehold improvements	1-5	12,622	11,635
Construction in progress	N/A	200	39
		62,508	53,463
Less accumulated depreciation and amortization		(38,039)	(32,914)
		$24,469	$20,549

Depreciation expense for the three and six months ended June 30, 2017 was $3.6 million and $5.8 million, respectively. Depreciation expense for three and six months ended June 30, 2016 was $1.6 million and 5.3 million, respectively.
Deferred revenue and deferred profit consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Deferred revenue—rebates	$161	$464
Deferred revenue—distributor transactions	17,681	7,987
Deferred cost of net revenue—distributor transactions	(4,525)	(2,460)
	$13,317	$5,991

Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Beginning balance	$15,176	$20,026
Charged as a reduction of revenue	23,445	22,759
Reversal of unclaimed rebates	(40)	(1,302)
Payments	(13,958)	(23,213)
Ending balance	$24,623	$18,270

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued technology license payments	$5,705	$5,850
Accrued professional fees	2,808	1,620
Accrued engineering and production costs	847	1,232
Accrued restructuring	4,896	536
Accrued royalty	1,095	846
Accrued leases - other	1,565	1,560
Accrued customer credits	1,154	1,207
Income tax liability	14,447	235
Other	6,088	3,272
	$38,605	$16,358
8. Debt

As of June 30, 2017, the carrying amount of the Company's long-term debt consists of the following:

June 30, 2017
(in thousands)

Principal	$425,000
Less:
Unamortized debt discount	(2,082)
Unamortized debt issuance costs	(5,897)
Net carrying amount of long-term debt	417,021
Less: current portion of long-term debt	(1,989)
Long-term debt, non-current portion	$415,032
On May 12, 2017, the Company entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar (Note 3). The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders.

Loans under the credit agreement bear interest, at the Company’s option, at a rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0% or (ii) an adjusted LIBOR rate, subject to a floor of 0.75%, in each case, plus an applicable margin of 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. Commencing on September 30, 2017, the Initial Term Loan will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan, with the balance payable on the maturity date. The Initial Term Loan has a term of seven and will mature on May 12, 2024, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan must be repaid. The Company is also obligated to pay fees customary for a credit facility of this size and type.
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

limitations and a 1.0% soft call premium applicable during the first six months for the loan term. The Company exercised its right to prepay and made a prepayment of principal in July 2017 (Note 13).
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of June 30, 2017, the effective interest rate payable on the long-term debt was 3.8%.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $398.5 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 4.6%, which represents a Level 3 fair value measurement. The debt discount of $2.1 million and debt issuance costs of $6.0 million are being amortized to interest expense using the effective interest method from the issuance date through the contractual maturity date of the term loan of May 12, 2024. During the three and six months ended June 30, 2017, the Company recognized amortization of debt discount and debt issuance costs of $0.04 million and $0.1 million to interest expense. The approximate fair value of the term loan as of June 30, 2017 was $405.0 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
Future Principal Payments of Debt

The future scheduled principal payments of debt as of June 30, 2017 are as follows:

Total
(in thousands)
2017 (6 months)	$1,062
2018	5,313
2019	4,250
2020	4,250
2021	4,250
Thereafter	405,875
Total	$425,000

9. Stock-Based Compensation and Employee Benefit Plans
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Employee Benefit Plans
At June 30, 2017, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, as well as the following former Entropic plans: the 2007 Equity Incentive Plan and the 2007 Non-Employee Director's Plan. Refer to the Company’s Annual Report for a summary of the stock-based compensation and equity plans. Other than the automatic conversion of common stock underlying the plans as described above and the assumption of certain outstanding stock-based awards from Exar under the following former Exar plans: the Exar Corporation 2006 Equity Incentive Plan, the Sipex Corporation 2006 Equity Incentive Plan and the Exar Corporation 2014 Equity Incentive Plan. There have been no material changes to such plans during the six months ended June 30, 2017.
As of June 30, 2017, the number of shares of common stock reserved for issuance under the 2010 Plan was 12,531,373 shares. As of June 30, 2017, the number of shares of common stock reserved for issuance under the ESPP was 1,663,226 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of net revenue	$79	$51	$138	$94
Research and development	4,011	3,305	7,504	6,584
Selling, general and administrative	3,024	1,746	4,946	3,533
Restructuring	4,514	—	4,514	—
	$11,628	$5,102	$17,102	$10,211
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of June 30, 2017 was $56.4 million, and the weighted average period over which these equity awards are expected to vest is 2.68 years. The total unrecognized compensation cost related to unvested stock options as of June 30, 2017 was $10.8 million, and the weighted average period over which these equity awards are expected to vest is 2.25 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock (formerly Class A common stock) on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	3,670	$14.67
Granted	1,046	29.02
Assumed in acquisition	250	31.12
Vested	(1,013)	15.65
Canceled	(255)	18.78
Outstanding at June 30, 2017	3,698	19.29
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of employee stock purchase rights and stock options granted to employees. Stock based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the six months ended June 30, 2017, there were 117,217 shares of common stock purchased under the ESPP. The shares were purchased on May 15, 2017 at a grant price of $18.11 per share.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Six Months Ended
June 30, 2017
Weighted-average grant date fair value per share	$7.46
Risk-free interest rate	1.02%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	30.00%
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,025	$6.78
Assumed in acquisition	1,135	17.44
Exercised	(677)	8.81
Canceled	(124)	16.96
Outstanding at June 30, 2017	3,359	$9.60	3.04	$61,513
Vested and expected to vest at June 30, 2017	3,324	$9.54	3.01	$61,099
Exercisable at June 30, 2017	2,613	$7.94	2.40	$52,213

No stock options were granted by the Company during the six months ended June 30, 2017.

The intrinsic value of stock options exercised was $14.3 million and $3.2 million in the six months ended June 30, 2017 and 2016, respectively.

Cash received from exercise of stock options was $6.0 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively. The tax benefit from stock options exercised was $10.3 million and $4.5 million during the six months ended June 30, 2017 and 2016, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2017 we issued 0.2 million freely-tradable shares of our Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2016 to December 31, 2016 performance period. At June 30, 2017, an accrual of $3.3 million was recorded for bonus awards for employees for year-to-date achievement in the 2017 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
10. Income Taxes
The provision for income taxes primarily related to projected current federal and state income taxes and income taxes in certain foreign jurisdictions. To determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual item are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company's review of all positive and negative evidence, the Company has released the valuation allowance against its federal deferred tax assets during the three months ended June 30, 2017. Of the federal valuation allowance of $61.6 million as of December 31, 2016, the Company released $50.1 million for an ending valuation allowance of $11.5 million as of June 30, 2017. The Company will continue to have a valuation allowance on its state deferred tax assets as

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

well as certain foreign jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in the certain tax free jurisdictions in which it operates.
The Company recorded a benefit for income taxes of $29.5 million and $27.5 million in the three and six months ended June 30, 2017, respectively, and a provision for income taxes of $0.1 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The benefit from income taxes in the three and six months ended June 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017. The provision for income taxes in the three and six months ended June 30, 2016 primarily relates to federal alternative minimum tax due to the Company's limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes on certain foreign jurisdictions.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of income as income tax expense. During the six months ended June 30, 2017, the Company’s unrecognized tax benefits increased by $65.3 million. Of this amount, $64.3 million of the increase relates to the acquisition of Exar and $63.3 million of the increase is offset against the Company's deferred taxes. Other than as related to purchase accounting for Exar, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2017 were $1.17 million and $0.30 million, respectively.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. For federal income taxes, years prior to 2013 are closed. For state income taxes, years prior to 2012 are closed. In most foreign jurisdictions, years prior to 2009 are closed.
Singapore Tax Incentives
In April 2017, through its subsidiary in Singapore, the Company began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period. The Company also receives a reduced withholding tax rate on certain intercompany royalty payments made by the Company's Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and the Company may be required to return certain tax benefits in the event the Company does not achieve compliance related to that incentive period. The Company currently believes that it will be able to satisfy these conditions without material risk.

11. Concentration of Credit Risk, Significant Customers and Geographic Information
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company makes periodic evaluations of the credit worthiness of its customers.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percentage of total net revenue
Arris	26%	29%	29%	26%
Technicolor	*	10%	*	14%
WNC Corporation	*	*	*	11%
____________________________

*	Represents less than 10% of the net revenue for the respective period.
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	June 30,	December 31,
	2017	2016
Percentage of gross accounts receivable
Pegatron Corporation	17%	17%
Sernet Technologies Corporation	*	15%
WNC Corporation	*	12%
____________________________

*	Represents less than 10% of the gross accounts receivable for the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United Microelectronics Corporation	19%	16%	21%	15%
Taiwan Semiconductor Manufacturing Company	16%	12%	18%	*
Globalfoundries	10%	11%	13%	16%
Semiconductor Manufacturing International Corp	20%	12%	18%	13%
Advanced Semiconductor Engineering	15%	11%	13%	11%
Tower-Jazz Semiconductor	*	14%	*	17%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$94,823	91%	$94,930	93%	$179,131	93%	$192,166	94%
United States	2,095	2%	2,356	2%	2,240	1%	5,072	2%
Rest of world	7,257	7%	4,401	4%	11,645	6%	7,134	4%
Total	$104,175	100%	$101,687	100%	$193,016	100%	$204,372	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percentage of total net revenue
China	73%	84%	75%	84%
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
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2017		2016
	Amount	% of total	Amount	% of total
United States	$511,666	83%	$111,336	55%
Singapore	100,983	16%	78,318	39%
Rest of world	4,182	1%	11,171	6%
Total	$616,831	100%	$200,825	100%
12. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2022. As of June 30, 2017, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2017 (6 months)	$8,267	$39,740	$4,791	$52,798
2018	9,143	—	7,526	16,669
2019	9,117	—	7,528	16,645
2020	9,335	—	3,780	13,115
2021	9,043	—	30	9,073
Thereafter	5,663	—	—	5,663
Total minimum payments	$50,568	$39,740	$23,655	$113,963

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other obligations consist of contractual payments due for software licenses.

The total rental expense for operating leases was $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively. The total rental expense for operating leases was $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively.

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2022. As of June 30, 2017, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2017 (6 months)	$1,099
2018	2,362
2019	2,927
2020	3,392
2021	3,511
Thereafter	293
Total minimum rental income	$13,584
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three and six months ended June 30, 2017 was approximately $0.5 million and $1.0 million, respectively (Note 4). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three and six months ended June 30, 2016 was approximately $0.4 million and $0.5 million, respectively (Note 4).

Exar iML Divestiture Indemnification

Under the terms of the purchase agreement relating to the November 9, 2016 divestiture of Integrated Memory Logic Limited, or iML, by Exar, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement. In addition, Exar’s indemnification obligations for breaches of representations and warranties survive for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. If the Company were required to make payments in satisfaction of these indemnification obligations, it could have a material adverse effect on the Company's financial condition and results of operations.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against the Company in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB's rulings for the '792 Patent. Briefing is completed in the two '585 appeals, and oral argument will likely be scheduled for Fall 2017.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. The Company intends to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. The Court provided Trango leave to amend its complaint, and on or about July 13, 2017, Trango filed its third amended complaint. The Company's response to Trango's third amended complaint is due on August 17, 2017.

The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business and operating results.
Exar Shareholder Litigation
On April 18, 2017, The Vladimir Gusinsky Revocable Trust, which alleges that it owns 110 shares of common stock in Exar, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall, who alleges that he owns 25 shares of common stock in Exar, filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. are not named as defendants in the Marshall action. The complaints generally allege that the merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle. The parties are in discussions concerning plaintiff's claim for a mootness fee. Should the parties be unable to reach agreement on the amount, plantiffs intend to file a fee application with the court.
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
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech, Trango and Exar litigation described above, the Company believes that there are no other currently pending litigation matters that, if determined adversely by the Company, would have a material effect on the Company's business or that would not be covered by the Company's existing liability insurance.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Subsequent Events

In July and August 2017, the Company made optional prepayments totaling $30.0 million against the $425.0 million of outstanding principal under the term loan facility (Note 8).

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
Overview
We are a provider of radio frequency, or RF, mixed-signal and high-performance analog integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. Our high-performance RF receiver products capture and process digital and analog broadband signals to be decoded for various applications. These products include both RF receivers and RF receiver systems-on-chip, or SoCs, which incorporate our highly integrated radio system architecture and the functionality necessary to receive and demodulate broadband signals, modem solutions and physical medium devices that provide a constant current source, current-to-voltage regulation, and data alignment and retiming functionality in optical interconnect applications. Through our acquisition of Entropic Communications, Inc., or Entropic, in April 2015, and the acquisition of Marvell's G.hn business in April 2017, we provide semiconductor solutions for the connected home and home broadband access markets, including MoCA® (Multimedia over Coax Alliance) and G.hn solutions that transform how traditional HDTV broadcast and Internet Protocol, or IP, based streaming video content is seamlessly, reliably, and securely distributed into and throughout the home. Through our acquisition of the Microsemi wireless infrastructure access business in April 2016, we provide integrated circuits for wireless infrastructure markets, including wideband RF transceivers and synthesizers for 3G, 4G, and future 5G cellular base station and remote radio head (RRH) unit platforms. Through our acquisition of the Broadcom wireless infrastructure backhaul business in July 2016, we provide modem solutions into cellular infrastructure backhaul applications. Through our acquisition of Exar Corporation in May 2017, we have added to our product portfolio high-performance analog and mixed-signal products for enterprise, infrastructure, communications, industrial, automotive and multi-market applications.
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $387.8 million in fiscal 2016. In the six months ended June 30, 2017, revenues were $193.0 million. In fiscal 2016 and in the six months ended June 30, 2017, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend on, among other factors, our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 93% and 94% of our net revenue in the six months ended June 30, 2017 and 2016, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the six months ended June 30, 2017 and 2016 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the six months ended June 30, 2017 and 2016 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2017, one of our customers, Arris Group, Inc., or Arris, accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue.  In the six months ended June 30, 2017, one of our customers, Arris Group, Inc., or Arris, accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue.  In the three months ended June 30, 2016, Arris accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue. In the six months ended June 30, 2016, Arris accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the hybrid television market, a design-in can have a product life cycle of 9 to 18 months. In the terrestrial retail digital set-top box market, a design-in can have a product life cycle of 18 to 24 months. In the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the industrial and wired and wireless infrastructure markets, a design-in can have a product life cycle of 24 to 60 months and beyond.
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

The acquired assets and liabilities, together with the rehired employees for each of these acquisitions, represent a business as defined in ASC 805, Business Combinations. We integrated the acquired assets and rehired employees into our existing business.
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
Recent Developments

On April 4, 2017, we consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor Inc., or Marvell, to purchase certain assets and assume certain liabilities of Marvell’s G.hn business, including its Spain legal entity, for aggregate cash consideration of $21.0 million. We also hired certain employees of the G.hn business outside of Spain and assumed employment obligations of the Spanish entity we acquired, which is now a subsidiary of MaxLinear. The assets acquired include, among other things, patents and other intellectual property, a workforce-in-place and other intangible assets, as well as tangible assets that include but are not limited to production masks and other production related assets, inventory and other property and equipment. The liabilities assumed include, among other things, product warranty obligations and accrued vacation and severance obligations for employees who joined MaxLinear and its subsidiaries as a result of the transaction. The acquired assets and assumed liabilities, together with the employees, represent a business as defined in ASC 805, Business Combinations. We are integrating the acquired assets and employees into our existing business.
Beginning in the quarter ended June 30, 2017, through our subsidiary in Singapore, we began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits fin the event the Company does not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. During the quarter ended June 30, 2017, the tax incentives did not have a material impact on our income tax position, and we do not believe they have will have a material impact on our income tax position through December 31, 2017. After 2017, we cannot predict whether we will receive material net tax benefits from our Singapore tax incentives as we operate in a highly cyclical industry and cannot accurately predict our future levels of revenues and operating expenses, which will directly affect our overall income tax position in our consolidated financial statements.
On May 12, 2017, pursuant to the March 28, 2017 Agreement and Plan of Merger, Eagle Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of MaxLinear merged with and into Exar Corporation, or Exar, with Exar surviving as a wholly owned subsidiary of MaxLinear. Under this Agreement and Plan of Merger, we agreed to acquire Exar's outstanding common stock for $13.00 per share in cash. We also assumed certain of Exar's stock-based awards in the merger. We paid aggregate cash consideration of $688.1 million, including $12.7 million of cash paid to settle certain stock-based awards that were not assumed by us in the merger. We funded the transaction with cash from the balance sheet of the combined companies and the net proceeds of approximately $416.8 million under a secured term loan facility in an aggregate principal amount of $425.0 million. The facility is available (i) to finance the Merger, refinance certain existing indebtedness of Exar and its subsidiaries, and fund all related transactions, (ii) to pay fees and expenses incurred in connection therewith and (iii) for working capital and general corporate purposes. The term loan facility has a seven-year term and the term loans bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, plus a fixed applicable margin.
Exar is a designer and developer of high-performance analog mixed-signal integrated circuits and sub-system solutions. The merger significantly furthers our strategic goals of increasing revenue scale, diversifying revenues by end customers and addressable markets, and expanding our analog and mixed-signal footprint on existing tier-one customer platforms. Exar adds a diverse portfolio of high-performance analog and mixed-signal products constituting power management and interface technologies that are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise networking, and automotive platforms. We intend to leverage combined technological expertise, cross-selling opportunities and distribution channels to significantly expand our serviceable addressable market.

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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission, or SEC, on February 9, 2017, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.
Recently Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Compensation to simplify certain aspects of accounting for share-based payment transactions associated with income taxes, classification as equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2017, including interim periods within those years, with early adoption permitted. Early adoption, if elected, must be completed for all of the amendments in the same period. The new guidance requires, among other things, excess tax benefits and tax deficiencies to be recorded on a prospective basis in the income statement in the provision for income taxes when awards vest or are settled. On the statement of cash flows, excess tax benefits must be classified along with other income tax cash flows as an operating activity on either a prospective transition method or a retrospective transition method. Also, because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. We adopted ASU No. 2016-09 during the quarter ended June 30, 2016, as previously described in our Form 10-Q for the period ended June 30, 2016 filed with the Securities Exchange Commission on August 8, 2016. There was no cumulative effect on retained earnings in the consolidated balance sheet upon adoption since we had a full valuation allowance against U.S. deferred tax assets at the time of adoption. We elected to continue to estimate forfeitures of share-based awards resulting in no impact to stock-based compensation expense, and are also continuing to classify cash paid by us when directly withholding shares for tax withholding purposes in cash flows from financing activities. On the statement of cash flows, excess tax benefits were classified along with other income tax cash flows as an operating activity upon adoption on a prospective basis.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for us beginning in the first quarter of fiscal 2018, including interim reporting periods. Early adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. We elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets at the time of adoption, the adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and six months ended June 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for us beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. The adoption did not have a material impact on our consolidated cash flows for the three and six months ended June 30, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses and provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for us beginning in the first quarter of 2018 and are required to be applied prospectively on or after the effective date. No disclosures are required at transition. Early application is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We have elected to early adopt the amendments in this update for 2017 acquisitions. Such adoption did not have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of our revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. We are in the process of updating our preliminary assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations following the acquisition of Exar Corporation (Note 3), which has a significant amount of sales through distributors. We believe the change would not have a material impact on our revenues for the year ending December 31, 2018 and comparative periods expected to be presented, based on the current volume and amount of distributor transactions. We plan to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require us to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, we are not required to estimate the value immediately before and after the modification. The amendments in this update are effective for us beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected have a material impact on our consolidated financial position and results of operations.

Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of income.
Net Revenue. Net revenue is generated from sales of radio-frequency, mixed-signal and high-performance analog integrated circuits for cable and satellite broadband communications and the connected home, wired and wireless infrastructure markets, and industrial and multi-market applications. A significant portion of our end customers purchases products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.
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
Restructuring Charges. Restructuring charges consist of severance, lease and leasehold impairment charges, and other charges related to restructuring plans.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents, restricted cash and investment balances. Interest expense consists of interest accrued on debt. Other income (expense) generally consists of income (expense) generated from non-operating transactions.
Income Tax Provision (Benefit). We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.
The following table sets forth our unaudited consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	100%	100%	100%	100%
Cost of net revenue	51	38	46	39
Gross profit	49	62	54	61
Operating expenses:
Research and development	28	24	27	23
Selling, general and administrative	30	16	26	15
Restructuring charges	6	—	3	1
Total operating expenses	64	40	57	39
Income (loss) from operations	(15)	22	(3)	22
Interest and other income (expense), net	(2)	—	(1)	—
Income (loss) before income taxes	(17)	22	(4)	22
Income tax provision (benefit)	(28)	—	(14)	1
Net income	11%	22%	10%	21%
Net Revenue

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$79,214	$90,832	$(11,618)	(13)%	$156,454	$188,796	$(32,342)	(17)%
% of net revenue	76%	89%			81%	92%
Infrastructure	15,418	9,205	6,213	67%	26,952	13,113	13,839	106%
% of net revenue	15%	9%			14%	7%
Industrial and multi-market	9,543	1,650	7,893	478%	9,610	2,463	7,147	290%
% of net revenue	9%	2%			5%	1%
Total net revenue	$104,175	$101,687	$2,488	2%	$193,016	$204,372	$(11,356)	(6)%

Net revenue increased $2.5 million from $101.7 million in the three months ended June 30, 2016 to $104.2 million in the three months ended June 30, 2017. The decrease in connected home net revenue of $11.6 million was primarily driven by the inclusion of legacy video SoC revenue, which declined significantly year-over-year, anticipated declines in shipments of analog channel-stacking solutions for the satellite pay-TV market, and lower year-over-year revenues from satellite gateway and related MoCA products, which were partially offset by increased cable modem and gateway and terrestrial set-top box tuner demodulator shipments, and the incremental contribution of the acquired G.hn product revenues. Infrastructure revenue increased $6.2 million, primarily related to the incremental contribution of shipments from our recently acquired wireless infrastructure businesses from Microsemi and Broadcom, acquired in April 2016 and July 2016, respectively, and from power management products serving the data center and enterprise markets from our recent acquisition of Exar in May 2017, partially offset by significant year-over-year declines in our high-speed optical interconnect products serving the Chinese Metro market infrastructure build-out. The increase in industrial and multi-market net revenue of $7.9 million was primarily related to the incremental contribution of shipments from Exar during the last half of the quarter. We expect year-over-year revenue declines in the legacy video SoC and satellite analog channel-stacking products to continue, as these products are near the end of their life cycles.

Net revenue decreased $11.4 million from $204.4 million in the six months ended June 30, 2016 to $193.0 million in the six months ended June 30, 2017. The decrease in connected home net revenue of $32.3 million was primarily driven by the inclusion of legacy video SoC revenue, which declined significantly year-over-year, anticipated declines in satellite analog channel-stacking solutions for the satellite pay-TV market, and cable video RF transceiver shipments, partially offset by increased cable modem and data gateway, satellite gateway, and terrestrial set-top box tuner demodulator shipments. The increase in infrastructure revenues of $13.8 million was primarily related to the incremental contribution of shipments from our recently acquired wireless infrastructure businesses which were acquired from Microsemi and Broadcom in April 2016 and July 2016, respectively, as well as initial contributions from the May 2017 acquisition of Exar from power management products serving the data center and enterprise markets, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs. The increase in industrial and multi-market net revenue of $7.1 million was related to the contribution of shipments from Exar Corporation during the last half of the quarter. We expect year-over-year revenue declines in the legacy video SoC and satellite analog channel-stacking products to continue, as these products are near the end of their life cycles.

Cost of Net Revenue and Gross Profit

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$53,071	$38,774	$14,297	37%	$88,988	$80,289	8,699	11%
% of net revenue	51%	38%			46%	39%
Gross profit	51,104	62,913	(11,809)	(19)%	104,028	124,083	(20,055)	(16)%
% of net revenue	49%	62%			54%	61%
Cost of net revenue increased $14.3 million from $38.8 million in the three months ended June 30, 2016 to $53.1 million in the three months ended June 30, 2017. The increase was primarily driven by higher sales, and increased acquired intangible amortization of $4.5 million and inventory step-up amortization of $5.3 million primarily related to recent acquisitions of Exar Corporation in May 2017 and the G.hn business from Marvell in April 2017 and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016. The gross profit percentage decreased to 49% in the three months ended June 30, 2017, as compared to 62% in the three months ended June 30, 2016.
Cost of net revenue increased $8.7 million from $80.3 million in the six months ended June 30, 2016 to $89.0 million in the six months ended June 30, 2017. The increase was primarily driven by increased acquired intangible amortization of $5.6 million and inventory step-up amortization of $5.3 million primarily related to recent acquisitions of Exar in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016, partially offset by lower sales. The gross profit percentage decreased to 54% in the six months ended June 30, 2017, as compared to 61% in the six months ended June 30, 2016.

Research and Development

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$29,015	$24,037	$4,978	21%	$52,893	$47,789	$5,104	11%
% of net revenue	28%	24%			27%	23%
Research and development expense increased $5.0 million from $24.0 million in the three months ended June 30, 2016 to $29.0 million in the three months ended June 30, 2017. The increase was primarily due to increases in payroll-related expense of $3.9 million and depreciation expense of $1.0 million related to our recent acquisitions of Exar Corporation in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016.
Research and development expense in the six months ended June 30, 2017 increased $5.1 million to $52.9 million from $47.8 million in the six months ended June 30, 2016. The increase was primarily due to increases in payroll-related expense of $5.3 million and depreciation expense of $1.0 million related to our recent acquisitions of Exar in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016. These increases were partially offset by lower prototype expenses of $2.0 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$31,338	$16,505	$14,833	90%	$49,951	$30,115	$19,836	66%
% of net revenue	30%	16%			26%	15%
Selling, general and administrative expense increased $14.8 million from $16.5 million in the three months ended June 30, 2016, to $31.3 million in the three months ended June 30, 2017. The increase was primarily due to an increase in professional fees of $4.3 million related to our merger and acquisition activities during the three months ended June 30, 2017, an increase in intangible amortization expense of $7.6 million related to intangible assets from our recent acquisitions of Exar Corporation in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016, and an increase in payroll expenses of $2.8 million related to such acquisitions.
Selling, general and administrative expense increased $19.8 million from $30.1 million in the six months ended June 30, 2016, to $50.0 million in the six months ended June 30, 2017. The increase was primarily due to an increase in professional fees of $7.7 million related to our merger and acquisition activities during the six months ended June 30, 2017, an increase in intangible amortization expense of $9.2 million related to intangibles assets from our recent acquisitions of Exar Corporation in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016, and an increase in payroll expenses of $2.9 million related to such acquisitions.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets.

Restructuring charges

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$6,546	$—	$6,546	100%	$6,546	$2,106	4,440	211%
% of net revenue	6%	—%			3%	1%
Restructuring charges increased from $0 in the three months ended June 30, 2016 to $6.5 million in the three months ended June 30, 2017. Restructuring charges increased from $2.1 million in the six months ended June 30, 2016 to $6.5 million in the six months ended June 30, 2017. The charges in the six months ended June 30, 2016 consisted of adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with certain vacated facilities, including commissions to brokers involved in subleasing property, under lease arrangements assumed in connection with the Entropic acquisition. In the three and six months ended June 30, 2017, the charges included $4.4 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar Corporation due to change in control provisions upon termination of former Exar executives, other severance-related charges of $1.6 million and lease restructuring charges of $0.6 million related to exiting certain Exar facilities. In the three months ended June 30, 2016, there were no similar charges.
Interest and Other Income (Expense), Net

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,755)	$291	$(3,046)	(1,047)%	$(2,704)	$263	$(2,967)	(1,128)%
% of net revenue	(3)%	—%			(1)%	—%
Interest and other income (expense) reversed by $3.0 million in the three months ended June 30, 2016, becoming a net expense of $2.8 million in the three months ended June 30, 2017. Similarly, interest and other income (expense) reversed by $3.0 million in the six months ended June 30, 2016, becoming a net expense of $2.7 million in the six months ended June 30, 2017. The decreases are primarily due to interest expense of $2.2 million incurred in the three months ended June 30, 2017 related to interest charges on $425.0 million of outstanding debt under the Exar acquisition term loan facility from May 12, 2017 to June 30, 2017, as well as decreases in other expenses related to fluctuations in foreign currency transactions as a result of increased activities from existing and newly acquired foreign subsidiaries.
Provision for Income Taxes

	Three months ended				Six months ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(29,515)	$78	$(29,593)	(37,940)%	$(27,494)	$1,071	(28,565)	(2,667)%
% of net revenue	(28)%	—%			(14)%	1%
The income tax benefit in the three months ended June 30, 2017 was $29.5 million, or approximately 159% of pre-tax loss compared to an income tax provision of $0.08 million, or approximately 0% of pre-tax income in the three months ended June 30, 2016.
The income tax benefit in the six months ended June 30, 2017 was $27.5 million, or approximately 341% of pre-tax loss compared to an income tax provision of $1.1 million, or approximately 2% of pre-tax income in the six months ended June 30, 2016.

The benefit from income taxes in the three and six months ended June 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017. Of the federal valuation allowance of $61.6 million as of December 31, 2016, the Company released $50.1 million for an ending valuation allowance of $11.5 million as of June 30, 2017.
The provision for income taxes in the three and six months ended June 30, 2016 primarily relates to federal alternative minimum tax due to the Company's limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes on certain foreign jurisdictions. During the quarter ended June 30, 2016, the Company adopted ASU No. 2016-09, Improvements to Share Based Compensation, which resulted in the recognition of excess tax benefits within the provision for income taxes in the unaudited consolidated statement of operations. Since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.
We continue to maintain a valuation allowance to offset the state and certain foreign deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our California and certain foreign net deferred tax assets at June 30, 2017. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. If we continue to generate taxable income, we could remove some or all of the valuation allowance against California and certain foreign deferred tax assets if we meet the more-likely-than-not threshold. We do not incur income tax expense or benefit in certain tax free jurisdictions in which we operate.
Beginning in the quarter ended June 30, 2017, through our subsidiary in Singapore, we began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits fin the event the Company does not achieve compliance related that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. During the quarter ended June 30, 2017, the tax incentives did not have a material impact on our income tax position, and we do not believe they have will have a material impact on our income tax position through December 31, 2017. After 2017, we cannot predict whether we will receive material net tax benefits from our Singapore tax incentives as we operate in a highly cyclical industry and cannot accurately predict our future levels of revenues and operating expenses, which will directly affect our overall income tax position in our consolidated financial statements.
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $87.6 million, restricted cash of $2.5 million and net accounts receivable of $82.7 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, the acquisition of businesses, property and equipment and intangible assets, and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation and amortization and depreciation of property and equipment and acquired intangible assets, and step-ups of acquired inventory to fair value. Cash used to fund acquisitions of businesses and other capital purchases are included in investing activities in our consolidated statements of cash flows.
Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. In the quarter ended June 30, 2017, we also received net proceeds from borrowings associated with the Exar acquisition which are included in financing activities in our consolidated statements of cash flows.

Following is a summary of our working capital and cash and cash equivalents, restricted cash and investments for the periods indicated:

	June 30,	December 31,
	2017	2016
	(in thousands)
Working capital	$147,972	$158,304
Cash and cash equivalents	$87,568	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,908	1,196
Total cash, cash equivalents and restricted cash	90,091	82,896
Short-term investments	—	47,918
Long-term investments	—	5,991
Total cash, cash equivalents, restricted cash and investments	$90,091	$136,805
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$15,582	$71,299
Net cash provided by (used in) investing activities	(426,558)	7,634
Net cash provided by financing activities	416,131	689
Effect of exchange rate changes on cash and cash equivalents	2,040	4
Net increase in cash, cash equivalents and restricted cash	$7,195	$79,626
Cash Flows from Operating Activities
Net cash provided by operating activities was $15.6 million for the six months ended June 30, 2017. Net cash provided by operating activities primarily consisted of net income of $19.4 million, $48.7 million in non-cash operating expenses and $3.9 million in changes in operating assets and liabilities, partially offset by $53.1 million in deferred income taxes which primarily relates to the release of the U.S. federal valuation allowance during the quarter ended June 30, 2017 and $3.3 million in excess tax benefits on stock-based awards. Non-cash operating expense items included in net income for the six months ended June 30, 2017 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $25.2 million, stock-based compensation of $17.1 million and amortization of inventory step-ups to fair value of $5.6 million. Net income for the six months ended June 30, 2017 excludes revenue of $5.2 million and gross profit of $3.9 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation for Exar as a result of acquisition accounting.

Net cash provided by operating activities was $71.3 million for the six months ended June 30, 2016. Net cash provided by operating activities for this period primarily consisted of net positive cash flow from adding back $20.8 million in non-cash operating expenses to net income of $43.3 million, changes in operating assets and liabilities of $12.4 million, partially offset by excess tax benefits on stock-based awards of $5.1 million. Non-cash operating expenses included in net loss for the six months ended June 30, 2016 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $9.9 million and stock-based compensation of $10.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $426.6 million for the six months ended June 30, 2017. Net cash used in investing activities consisted primarily of $452.3 million in cash used in the acquisition of Exar, net of cash acquired, $21.0 million in cash used in the acquisition of the G.hn business, $30.6 million in purchases of securities, $5.3 million in purchases of intangible assets and $1.9 million in purchases of property and equipment, partially offset by $84.5 million in sales and maturities of securities.

Net cash provided by investing activities was $7.6 million for the six months ended June 30, 2016. Net cash provided by investing activities consisted primarily of $81.0 million in maturities of securities, partially offset by $47.3 million in purchases of securities, $21.0 million of cash used in the acquisition of the wireless infrastructure access business from Microsemi in April 2016, and $4.7 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $416.1 million for the six months ended June 30, 2017, and consisted primarily of $416.8 million in net proceeds from borrowings under a new term loan we entered in connection with the acquisition of Exar, $8.0 million in net proceeds from issuance of common stock, partially offset by $8.4 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2016, and consisted primarily of $4.3 million in net proceeds from issuance of common stock, partially offset by $3.6 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units.

We believe that our $87.6 million of cash and cash equivalents at June 30, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. On April 4, 2017, we used $21.0 million of cash to purchase the G.hn business of Marvell. On May 12, 2017, we paid aggregate cash consideration of $688.1 million, including $12.7 million of cash paid to settle certain stock-based awards that were not assumed by MaxLinear, in the acquisition and merger of Exar. We funded the transaction with cash from the balance sheet of the combined companies and the net proceeds of approximately $416.8 million from $425.0 million of new transaction debt. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations
As of June 30, 2017, future minimum payments under non-cancelable operating leases, inventory purchase obligations, and other obligations are as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$50,568	$8,267	$18,260	$18,378	$5,663
Inventory purchase obligations	39,740	39,740	—	—	—
Other obligations	23,655	4,791	15,054	3,810	—
Total	$113,963	$52,798	$33,314	$22,188	5,663
Our contractual obligations including leases, inventory purchase obligations and other obligations, which includes software licenses, increased by $64.8 million to $114.0 million as of June 30, 2017, from $49.2 million as of March 31, 2017 primarily as a result of our acquisition of Exar in May 2017 and related assumption of Exar's contractual obligations, as well as incremental purchases of software licenses and inventory orders during the period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates would result in a change to translation gain/loss in accumulated other comprehensive income of $0.3 million.
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of June 30, 2017, aggregate borrowings under the Initial Term Loan was $425.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bear interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. We are therefore subject to a variable amount of interest and could be adversely impacted by rising interest rates in the future. A hypothetical 100 basis point increase in interest rates would result in a quarterly increase of $1.1 million in interest expense.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2017, we completed the acquisition of Exar and have commenced the integration of Exar into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. Briefing is completed in the two '585 appeals, and oral argument will likely be scheduled for Fall 2017.

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

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. The court provided Trango leave to amend its complaint, and on or about July 13, 2017, Trango filed its third amended complaint. Our response to Trango's third amended complaint is due August 17, 2017.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.

Exar Shareholder Litigation

On April 18, 2017, The Vladimir Gusinsky Revocable Trust, which alleges that it owns 110 shares of common stock in Exar, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall, who alleges that he owns 25 shares of common stock in Exar, filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. are not named as defendants in the Marshall action. The complaints generally allege that the merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle. The parties are in discussions concerning plaintiff's claim for a mootness fee. Should the parties be unable to reach agreement on the amount, plantiffs intend to file a fee application with the court.

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

Risks Relating to the Acquisition of Exar

Our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize material cost savings and other synergies as a result of our acquisition of Exar, and as a result, we currently believe that the acquisition will be accretive to our free cash-flow and reported non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Exar’s business, which we did not control at the time of our diligence, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Exar’s products in particular. In addition, Exar's target markets, customer relationships, and operations generally differ substantially from those of MaxLinear. Accordingly, relative to prior material acquisitions such as our 2015 acquisition of Entropic, we do not expect to be able to realize synergies in the same relative amounts or timeframes. We expect the integration of Exar to present substantial incremental challenges relative to prior acquisitions that could materially and adversely affect our ability to realize the currently anticipated financial, operational, and strategic benefits of the acquisition. Additional assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:

•	projections of Exar’s future revenues, particularly given Exar's historical distributor channel focus and dependency;

•	the anticipated financial performance of Exar’s products and products currently in development;

•	anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;

•	our capital structure following the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•
certain other purchase accounting adjustments that we have recorded in our financial statements in connection with the acquisition and any subsequent adjustments as we finalize our purchase price allocation;

•	acquisition costs, including restructuring charges and transactions costs that we incurred to our financial, legal, and accounting advisors;

•	our ability to maintain, develop, and deepen relationships with customers of Exar; and

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

We do not have a substantial history of acquiring other companies and have never pursued an acquisition of the size and complexity of Exar. The success of the acquisition of Exar will depend, in substantial part, on our ability to integrate Exar’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Exar’s product portfolio. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Exar, integrating the two companies’ technologies, and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our common stock.

Our business relationships, including customer relationships, and those of Exar may be subject to disruption due to uncertainty associated with the acquisition.

In response to the announcement and closing of the acquisition, customers, vendors, licensors, and other third parties with whom we or Exar do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.

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

In connection with the acquisition of Exar, we incurred $425.0 million of secured term loan indebtedness. We have not previously carried long-term indebtedness, which will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations.

MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million. As of June 30, 2017, we had approximately $425.0 million of outstanding principal under long-

term indebtedness, of which approximately $3.2 million was current. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. We have not previously carried long term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Incurring material indebtedness will adversely affect our operating expenses through interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

Specifically, our new indebtedness could have important consequences to investors in our common stock, including the following:

•
we will be subject to substantial variable interest rate risk because our interest rate under the term loan will vary based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future quarters as the Federal Reserve Board seeks to normalize interest rates. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness;

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

We used substantially all of Exar’s available cash resources, proceeds from our term loan facility, and a sizeable portion of our cash resources to complete the acquisition and distribute the cash consideration payable to Exar stockholders.  As a result, our available liquidity after the acquisition was reduced at the same time that the scope of our operations and cash requirements have increased, and we may be required to seek additional financing.

Under the terms of the merger agreement and in order to implement the distribution of the cash merger consideration to Exar’s stockholders, we were required to fund the balance of the cash merger consideration from our own cash and cash equivalents, cash and equivalents currently held by Exar, and the proceeds from the term loan facility.  Consequently, substantially all of Exar’s available cash was used in connection with the acquisition, and our overall liquidity after completion of the acquisition was materially reduced relative to our prior liquidity even though we incurred substantial expenses and expect to incur additional restructuring costs as we integrate Exar’s business and operations.  To the extent our cash needs are more than we currently anticipate, our board of directors and management may determine to seek financing to enhance our liquidity, which could involve the issuance of additional debt or equity securities.  We cannot provide any assurances that additional financing will be available to us when and as needed or on terms that we believe to be commercially reasonable. To the extent we issue debt securities, such indebtedness would have rights that are senior to holders of equity securities and could contain covenants that restrict our operations. Any equity financing would be dilutive to our current stockholders. If we determine that we require funding as a result of the acquisition but cannot obtain such funding on terms we consider to be reasonable, we may seek other methods to reduce our use of cash, including reductions in our research and development spending, which would be expected to have an adverse long-term effect on our business, operating results, and financial condition.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $425.0 million remained outstanding at June 30, 2017 and of which approximately $3.2 million was current at June 30, 2017. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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

We expect to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Exar. We expect business systems integration between the two companies to require substantial management attention, including integration of information management, purchasing, accounting and finance, sales, payroll and benefits systems and regulatory compliance functions. Numerous factors beyond our control could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses may result in MaxLinear’s taking significant charges against earnings.

We recorded goodwill that could become impaired and adversely affect our future operating results.

The Exar acquisition is accounted for as an acquisition by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Exar were recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after the acquisition date reflect Exar’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of Exar for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.

Under the acquisition method of accounting, the total purchase price was allocated to Exar’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values of $160.7 million was recorded as goodwill. As of June 30, 2017 our total goodwill was $238.8 million. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock.

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

Uncertainty about the effect of the acquisition on our employees and those of Exar may have an adverse effect on MaxLinear. This uncertainty may impair our ability to retain and motivate them. Employee retention may be particularly challenging as our employees may experience frustrations during the integration process and uncertainty about their future roles with us following completion of the acquisition. MaxLinear must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart because of issues relating to the uncertainty and difficulty of integration, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition and could have a material adverse effect on our business, operating results, and financial condition.

A stockholder class action lawsuit has been filed against us, Exar, Exar’s board of directors, and our merger subsidiary, Eagle Acquisition Corporation, challenging the acquisition, and an unfavorable judgment or ruling could result in substantial costs, or have an adverse effect on our business, financial condition and operating results.

On April 18, 2017, The Vladimir Gusinsky Revocable Trust, a purported stockholder of Exar Corporation, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear). The complaint alleges that the merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaint purports to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaint seeks certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle. The parties are in discussions concerning plaintiffs’ claim for a mootness fee.  Should the parties be unable to reach agreement on the amount, plaintiffs intend to file a fee application with the court.
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
The global semiconductor market in general, and the connected home, wired and wireless infrastructure, and broader industrial and communications analog and mixed-signal markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. Large semiconductor companies resulting from industry consolidation could enjoy substantial market power, which they could exert through, among other things, aggressive pricing that could adversely affect our customer relationships and revenues. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP B.V., RDA Microelectronics, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation, Texas Instruments, Sigma Designs, Inc. and Analog Devices. In connection with the Exar acquisition, we substantially expanded our target markets and the scope of our competition. Additional competitors of Exar include Integrated Device Technology, Inc. Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, NXP Semiconductors N.V. (which is currently subject to a potential acquisition by Qualcomm Technologies, Inc.), Microchip Technology, Inc., Ambarella, Inc., Infineon Technologies AG, and HiSilicon Technologies Co., Ltd.. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
We depend on a limited number of customers, that have undergone or are undergoing consolidation and who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results. In addition, Exar's business is substantially dependent on distributor agreements.

For the six months ended June 30, 2017, one customer accounted for 29% of our net revenue, and our ten largest customers accounted for 64% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
Exar derived a substantial portion of its business from two distributors, and we anticipate that sales of our products through these distributors will continue to account for a significant portion of our revenues from sales of Exar's integrated circuit products. In addition, Exar's agreements with these distributors provide protection against price reduction on their inventories of our products. The loss of either or both of these distributors could have a material adverse effect on our business and results of operations, and price reductions associated with their inventories of our products could have a substantial adverse effect on our operating results in the event of a dramatic decline in selling prices for these products.
A significant portion of our revenue is attributable to demand for our products in markets for connected home solutions, and development delays and consolidation trends among cable and satellite television operators could adversely affect our future revenues and operating results.
In the six months ended June 30, 2017, revenue directly attributable to connected home applications accounted for approximately 81% of our net revenue. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. In the six months ended June 30, 2017, our research and development expense was $52.9 million. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
Highly complex products like our broadband RF receivers and RF receiver SoCs, physical medium devices for optical modules, RF transceiver and modem solutions for wireless infrastructure markets, and high-performance analog solutions may contain defects and bugs when they are first introduced or as new versions are released. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product (as in the case of the legacy Entropic products experiencing warranty claims), we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, under Exar's agreements with key distributors, we provide protection for reductions in selling prices of the distributors' inventory, which could have a significant adverse effect on our operating results if the selling prices for those products fell dramatically.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. Briefing is completed in the two '585 appeals, and oral argument will likely be scheduled for Fall 2017.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, Tower-Jazz Semiconductor, and WIN Semiconductor at foundries in Taiwan, Singapore, Malaysia, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
We currently do not have long-term supply contracts with any of our third-party vendors, including but, not limited to UMC, Silterra Malaysia Sdn Bhd, Global Foundries, SMIC, TSMC, Jazz Semiconductor, and WIN Semiconductor. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we previously expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions in 2016, we have entered the markets for wireless telecommunications infrastructure. Through the acquisition of the G.hn business of Marvell in April 2017, we are currently expanding into the wired whole-home broadband connectivity market. With our acquisition of Exar in May 2017, we also entered the markets for power management and interface technologies which are functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision our solutions, or changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the six months ended June 30, 2017, sales through distributors accounted for 24% of our net revenue. For these distributor transactions, revenue is not currently recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, and cable operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 36 months or more for the cable operator and telecommunications infrastructure markets, and beyond 36 months in the wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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

We are subject to income taxes in the United States and various foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. We are subject to examinations and tax audits. There can be no assurance that the outcome from these audits will not have an adverse effect on our operating results or financial position.

We adopted amendments to U.S. generally accepted accounting principles related to stock-based compensation in the second quarter of 2016 and included excess tax benefits associated with employee stock-based compensation in income tax expense. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is now subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against U.S. federal deferred tax assets. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at June 30, 2017. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
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
Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, smartphones, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 93% of our net revenue in the six months ended June 30, 2017, respectively. In addition, as of June 30, 2017, approximately 50% of our employees are located outside of the United States. All of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for Foundry, Assembly and Test, and warehousing services, are located in Asia. Our corporate headquarters is located in Southern California.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2017, we had 66.5 million shares of common stock outstanding.
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
In addition to our recent acquisition of Exar Corporation, or Exar, which we acquired in May 2017, we also acquired the G.hn business of Marvell Technology Group Ltd., or Marvell, which we completed in April 2017, the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom, which we completed in the third quarter of fiscal 2016, the wireless infrastructure access business of Microsemi Storage Solutions, Inc., or Microsemi, which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., or Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., or Physpeed, which we completed in the fourth quarter of fiscal 2014. We may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom and us, collectively, Defendants.  Trango is a purchaser that alleges fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. The Court provided Trango leave to amend its complaint, and on or about July 13, 2017, Trango filed its third amended complaint. Our response to Trango’s third amended complaint is due August 17, 2017.

Also, on April 18, 2017, The Vladimir Gusinsky Revocable Trust, a purported stockholder of Exar Corporation, filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear). Another similar lawsuit was filed by purported Exar stockholder Richard E. Marshall on April 25, 2017. The Marshall lawsuit does not name MaxLinear or Eagle Acquisition Corp. as defendants. The complaints generally allege that the merger with Exar offers inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omits material information. The complaints purport to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints seek certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees. Additional similar lawsuits may be filed in the future. The defendants intend to vigorously defend against this and any subsequently filed similar actions.

On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement in principle whereby plaintiffs will voluntarily dismiss the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants will make certain supplemental disclosures, and the plaintiffs will seek a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement in principle. The parties are in discussions concerning plaintiff's claim for a mootness fee. Should the parties be unable to reach agreement on the amount, plantiffs intend to file a fee application with the court.

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
We completed our recent acquisitions in April 2015, April 2016, July 2016, April 2017 and May 2017. While we believe the integration process is substantially complete for our acquisitions which we closed in 2016 and prior, we are in the process of integrating our 2017 acquisitions. We cannot ensure that implementation of integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
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
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. The acquisition has resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date.  Any impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of June 30, 2017, our balance sheet reflected goodwill of $238.8 million and other intangible assets of $353.5 million, including IPR&D intangible assets of $39.2 million. We could recognize further impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
In the six months ended June 30, 2017, we issued an aggregate of 0.1 million shares of our Class B common stock, respectively, to certain employees upon the exercise of options awarded under our 2004 Stock Plan. We received aggregate proceeds of approximately $0.1 million as a result of the exercise of these options in the six months ended June 30, 2017.
We believe these transactions were previously exempt from the registration requirements of the Securities Act in reliance on Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. On March 29, 2017, all Class B common stock underlying then outstanding Class B stock options under the 2004 Stock Plan were converted on a one-for-one basis to a single class of common stock. We subsequently registered the underlying shares post-conversion with the U.S. Securities and Exchange Commission on Form S-8, which we filed on March 30, 2017.
The sales and issuances of securities in the transactions described above were deemed to be exempt from registration prior to the conversion under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above. Prior to the conversion, each share of our Class B common stock was convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock would have converted automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation.
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
The following table sets forth our repurchases of equity securities for the six months ended June 30, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 to January 31, 2017	—	—	—	—
February 1, 2017 to February 28, 2017	12,500	$26.76	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	12,500		—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of March 28, 2017, by and among MaxLinear, Inc., a Delaware corporation, Exar Corporation, a Delaware corporation, and Eagle Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2017 (File No. 001-34666)).

10.1
Credit Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

10.2
Security Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

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

MAXLINEAR, INC.

(Registrant)

Date:	August 8, 2017	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of March 28, 2017, by and among MaxLinear, Inc., a Delaware corporation, Exar Corporation, a Delaware corporation, and Eagle Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2017 (File No. 001-34666)).

10.1
Credit Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

10.2
Security Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

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