Form 10-Q
period 2017-09-30
MAXLINEAR INC
filed 2017-11-07
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2017, the registrant had 66,958,865 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$71,576	$81,086
Short-term restricted cash	615	614
Short-term investments, available-for-sale	—	47,918
Accounts receivable, net	75,618	50,487
Inventory	63,692	26,583
Prepaid expenses and other current assets	7,917	6,159
Total current assets	219,418	212,847
Long-term restricted cash	1,905	1,196
Property and equipment, net	23,336	20,549
Long-term investments, available-for-sale	—	5,991
Intangible assets, net	332,409	104,261
Goodwill	239,673	76,015
Deferred tax assets	53,985	116
Other long-term assets	6,288	1,677
Total assets	$877,014	$422,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,082	$6,757
Deferred revenue and deferred profit	17,224	5,991
Accrued price protection liability	28,229	15,176
Accrued expenses and other current liabilities	27,023	16,358
Accrued compensation	11,823	10,261
Total current liabilities	98,381	54,543
Deferred rent	5,065	9,656
Long-term debt	367,322	—
Other long-term liabilities	9,598	6,029
Total liabilities	480,366	70,228

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 66,923 shares issued and outstanding at September 30, 2017 and 550,000 shares authorized, no shares issued or outstanding December 31, 2016, respectively	7	—
Class A common stock, $0.0001 par value; 441,124 shares authorized, no shares issued and outstanding at September 30, 2017 and 500,000 shares authorized, 58,363 shares issued and outstanding at December 31, 2016, respectively	—	6
Class B common stock, $0.0001 par value; 493,430 shares authorized, no shares issued and outstanding at September 30, 2017 and 500,000 shares authorized, 6,668 shares issued and outstanding at December 31, 2016, respectively	—	1
Additional paid-in capital	446,485	413,909
Accumulated other comprehensive loss	(173)	(1,560)
Accumulated deficit	(49,671)	(59,932)
Total stockholders’ equity	396,648	352,424
Total liabilities and stockholders’ equity	$877,014	$422,652
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$113,581	$96,324	$306,597	$300,696
Cost of net revenue	61,739	40,820	150,727	121,109
Gross profit	51,842	55,504	155,870	179,587
Operating expenses:
Research and development	29,270	25,921	82,163	73,710
Selling, general and administrative	29,037	17,619	78,988	47,734
IPR&D impairment losses	2,000	1,300	2,000	1,300
Restructuring charges	2,178	—	8,724	2,106
Total operating expenses	62,485	44,840	171,875	124,850
Income (loss) from operations	(10,643)	10,664	(16,005)	54,737
Interest income	1	89	260	426
Interest expense	(4,133)	—	(6,334)	—
Other income (expense), net	(668)	10	(1,430)	(64)
Total interest and other income (expense), net	(4,800)	99	(7,504)	362
Income (loss) before income taxes	(15,443)	10,763	(23,509)	55,099
Income tax provision (benefit)	(6,276)	1,084	(33,770)	2,155
Net income (loss)	$(9,167)	$9,679	$10,261	$52,944
Net income (loss) per share:
Basic	$(0.14)	$0.15	$0.16	$0.83
Diluted	$(0.14)	$0.14	$0.15	$0.79
Shares used to compute net income (loss) per share:
Basic	66,712	64,241	65,950	63,454
Diluted	66,712	67,832	69,491	67,354

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(9,167)	$9,679	$10,261	$52,944
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and nine months ended September 30, 2017 and 2016	—	(8)	(55)	166
Less: Reclassifications to realized loss (gain) on sales and maturities of investments, net of tax of $0 for the three and nine months ended September 30, 2017 and 2016	—	1	55	(49)
Unrealized gain (loss) on investments, net of tax	—	(7)	—	117
Foreign currency translation adjustments, net of tax benefit of $13 and $68 for the three and nine months ended September 30, 2017 and $41 and $68 for the three and nine months ended September 30, 2016, respectively(1)	463	8	1,387	(247)
Foreign currency translation adjustments, net of tax	463	8	1,387	(247)
Other comprehensive income (loss)	463	1	1,387	(130)
Total comprehensive income (loss)	$(8,704)	$9,680	$11,648	$52,814
____________________________

(1)	Tax amount recognized in Other Long-Term Liabilities on the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$10,261	$52,944
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	46,502	18,743
Impairment of IPR&D assets	2,000	1,300
Provision for losses on accounts receivable	133	87
Amortization (accretion) of investment premiums (discount), net	(60)	95
Amortization of inventory step-up	15,842	2,989
Amortization of debt issuance costs	476	—
Stock-based compensation	24,898	16,475
Deferred income taxes	(48,417)	215
Loss on disposal of property and equipment	201	48
(Gain) loss on sale of available-for-sale securities	38	(50)
Loss on foreign currency	1,415	66
Change in fair value of contingent consideration	—	209
Excess tax benefits on stock-based awards	(6,598)	(6,042)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,869)	(7,360)
Inventory	(2,331)	6,964
Prepaid expenses and other assets	1,696	(365)
Accounts payable, accrued expenses and other current liabilities	576	2,497
Accrued compensation	216	3,357
Deferred revenue and deferred profit	11,233	1,228
Accrued price protection liability	13,053	(2,914)
Other long-term liabilities	(3,944)	(772)
Net cash provided by operating activities	53,321	89,714
Investing Activities
Purchases of property and equipment	(4,398)	(6,828)
Purchases of intangible assets	(5,378)	(390)
Cash used in acquisitions, net of cash acquired	(473,304)	(101,000)
Purchases of available-for-sale securities	(30,577)	(80,263)
Maturities of available-for-sale securities	84,546	88,711
Net cash used in investing activities	(429,111)	(99,770)
Financing Activities
Repurchases of common stock	(334)	(3)
Net proceeds from issuance of common stock	9,092	4,450
Minimum tax withholding paid on behalf of employees for restricted stock units	(9,825)	(6,184)
Net proceeds from the issuance of debt	416,846	—
Repayment of debt	(50,000)	—
Net cash provided by (used in) financing activities	365,779	(1,737)
Effect of exchange rate changes on cash and cash equivalents	1,211	(87)
Decrease in cash, cash equivalents and restricted cash	(8,800)	(11,880)
Cash, cash equivalents and restricted cash at beginning of period	82,896	67,956
Cash, cash equivalents and restricted cash at end of period	$74,096	$56,076
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,221	$—
Cash paid for income taxes	$8,918	$1,483
Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$818	$578
Issuance of accrued share-based bonus plan	$3,314	$7,649
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 9, 2017, or the Annual Report. Certain prior period amounts have been reclassified to conform with the current period presentation. Interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2017.
Restricted Cash
As of September 30, 2017 and December 31, 2016, the Company has restricted cash of $2.5 million and $1.8 million, respectively. The restricted cash is on deposit in connection with guarantees for certain office leases.
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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for the Company beginning in the first quarter of fiscal 2018, including interim reporting periods. Early adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. The Company elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets at the time of adoption, the adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for the Company beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. The adoption did not have a material impact on the Company’s consolidated cash flows for the three and nine months ended September 30, 2017.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of the Company’s revenue recognition on products sold via distributors, which will change from the sell-through method to the sell-in method under this guidance. The Company has performed a preliminary assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations following the acquisition of Exar Corporation (Note 3), which has a significant amount of sales through distributors. The impact of adoption of this new accounting standard will vary depending on the level of inventory remaining at the adoption date at distributors for which we currently recognize revenue on a sell-through basis, and therefore could have a material impact on the Company's revenues for the year ending December 31, 2018 and comparative periods expected to be presented. As a result of applying the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in this update modify or supersede certain selected SEC paragraphs in the revenue and leases sections of the Codification and moves other paragraphs, upon adoption of ASC Topic 606 or ASC Topic 842. The amendments also provide updated guidance on the effective date of ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases for certain entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing, but does not change the effective dates for the Company and other public business entities. The amendments in this update should be applied upon adoption of ASC Topics 606 and 842, respectively. The adoption of this guidance is not expected have a material impact on the Company's consolidated financial position and results of operations.
2. Net Income (Loss) Per Share
Net income (loss) per share is computed as required by the accounting standard for earnings per share, or EPS. Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(9,167)	$9,679	$10,261	$52,944
Denominator:
Weighted average common shares outstanding—basic	66,712	64,241	65,950	63,454
Dilutive common stock equivalents	—	3,591	3,541	3,900
Weighted average common shares outstanding—diluted	66,712	67,832	69,491	67,354
Net income (loss) per share:
Basic	$(0.14)	$0.15	$0.16	$0.83
Diluted	$(0.14)	$0.14	$0.15	$0.79
The Company excluded 1.1 million common stock equivalents for outstanding stock-based awards for the nine months ended September 30, 2017 and 1.5 million and 1.0 million for the three and nine months ended September 30, 2016, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature. For the three months ended September 30, 2017, the Company incurred a net loss and accordingly excluded 4.5 million common stock equivalents, which represented all potentially dilutive securities from diluted net loss per share as the impact was anti-dilutive.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following is an allocation of purchase price as of the May 12, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Preliminary purchase price allocation:
Cash	$235,810
Accounts receivable	11,363
Inventory	48,536
Prepaid and other current assets	2,351
Property and equipment	4,273
Identifiable intangible assets	249,500
Deferred tax assets	4,830
Other assets	5,434
Accounts payable	(12,385)
Accrued expenses and other current liabilities	(10,371)
Accrued compensation	(5,258)
Other long-term liabilities	(3,030)
Identifiable net assets acquired	531,053
Goodwill	161,674
Total purchase price	$692,727

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value of inventories acquired from Exar included an acquisition accounting fair market value step-up of $24.3 million. The Company recognized $9.7 million and $14.6 million amortization of Exar inventory step-up in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. Included in other assets in the Exar purchase price allocation is $5.0 million held in escrow pertaining to indemnification obligations under the purchase agreement associated with the November 9, 2016 divestiture of a business unit by Exar (Note 12).
The following table presents details of the identified intangible assets acquired of Exar:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7.0	$120,900
Trademarks and tradenames	6.0	12,100
Customer-related intangible	5.0	96,300
Product backlog	0.5	3,600
Finite-lived intangible assets		232,900
In-process research and development	N/A	16,600
Total intangible assets		$249,500
In the three months ended September 30, 2017, the Company refined its valuation of acquired assets and evaluation of income tax positions and recorded adjustments to certain acquired assets and assumed liabilities, including a decrease of $1.1 million to deferred tax assets, and a corresponding increase to goodwill associated with Exar of $1.0 million. The related impact of such adjustments on net loss for the three months ended September 30, 2017 was a net increase in amortization expense of $0.7 million, which primarily consisted of an increase in amortization expense included in cost of sales of $1.0 million partially offset by a decrease in amortization expense included in selling, general and administrative expense of $0.3 million.
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
The following is an allocation of purchase price as of the April 4, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Inventory	$2,084
Prepaid and other current assets	147
Property and equipment	3,277
Identifiable intangible assets	12,600
Deferred tax assets	875
Other assets	28
Accounts payable	(1)
Accrued expenses	(234)
Accrued compensation	(2)
Other long-term liabilities	(99)
Identifiable net assets acquired	18,675
Goodwill	2,325
Total purchase price	$21,000

The fair value of inventories acquired included an acquisition accounting fair market value step-up of $1.2 million. The Company recognized $0 and $1.2 million amortization of inventory step-up in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2017.
The following table presents details of the identified intangible assets acquired of the G.hn business:

	Estimated Useful Life (in years)	Fair Value (in thousands)
Developed technology	7.0	$7,100
Customer-related intangibles	1.8	4,800
Covenant not-to-compete	3.0	200
Product backlog	0.8	500
Total identifiable intangible assets		$12,600
In the three months ended September 30, 2017, the Company recorded an adjustment to decrease certain assumed liabilities and a corresponding decrease to goodwill associated with the G.hn business of $0.1 million (Note 5). There was no related impact of such adjustments on net loss for the three months ended September 30, 2017. The Company has completed its purchase price allocation accounting associated with this acquisition.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Exar and the G.hn business with the operations of MaxLinear. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to and/or completion of the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. We expect to complete the valuation and evaluation and finalize the purchase price allocation for Exar within 12 months of the acquisition date.
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
In connection with the acquisitions of Exar and the G.hn business, the Company has assumed liabilities related to product quality issues, warranty claims and contract obligations which are included in accrued expenses and other current liabilities in the purchase price allocations above. The Company has also assumed a purchase agreement that includes an indemnification clause from Exar related to a November 9, 2016 business unit divestiture by Exar. Exar’s indemnification obligations for breaches of representations and warranties survive for 12 months from the closing of the divestiture, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. The amount of the indemnification could be up to the full purchase price received for breaches of representations and warranties, covenants and other matters under the applicable purchase agreement (Note 12).
Goodwill recorded in connection with the acquisitions of Exar and the G.hn business was $161.7 million and $2.3 million, respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Proforma Combined Financial Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions of Exar and the G.hn business had occurred at the beginning of fiscal year 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net revenues – proforma combined	$113,581	$125,202	$343,101	$384,362
Net income (loss) – proforma combined	$4,929	$(11,960)	$21,755	$(33,920)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(9,167)	$9,679	$10,261	$52,944
Add: Results of operations – acquired business	—	(2,510)	(8,916)	(869)
Less: Proforma adjustments
Depreciation of property, plant and equipment	1,199	(217)	970	555
Amortization of intangible assets	1,966	(10,055)	(9,498)	(33,717)
Amortization of inventory step-up	9,715	(5,051)	15,818	(26,503)
Impairment of intangible assets	—	—	—	1,519
Acquisition and integration expenses	982	—	16,389	(16,389)
Interest expense	360	(3,806)	(5,029)	(11,460)
Income tax benefit	(126)	—	1,760	—
Net income (loss) – proforma combined	$4,929	$(11,960)	$21,755	$(33,920)

Net income (loss) per share - proforma combined:
Basic	$0.07	$(0.19)	$0.33	$(0.53)
Diluted	$0.07	$(0.19)	$0.31	$(0.53)
Shares used to compute net income (loss) per share - proforma combined
Basic	66,712	64,241	65,950	63,454
Diluted	69,668	64,241	69,491	63,454

The pro forma combined financial information for the three months ended September 30, 2016 includes aggregate non-recurring adjustments of $5.0 million consisting of aggregate amortization of inventory step-up of $4.9 million and amortization of intangible assets of $0.2 million from the Exar and G.hn businesses, for which the related assets have useful lives of less than one year. The pro forma combined financial information for the nine months ended September 30, 2016 includes aggregate non-recurring adjustments of $29.6 million consisting of aggregate amortization of inventory step-up of $25.5 million and amortization of intangible assets of $4.1 million from the Exar and G.hn businesses, for which the related assets have useful lives of less than one year, and excludes impairment of intangible assets of $1.5 million included in Exar's historical results of operations.

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

For the three months ended September 30, 2017, $35.5 million of revenue and $21.6 million of gross profit, excluding $14.3 million of amortization of acquired intangible assets and the inventory fair-value step-up of Exar and the G.hn business since the acquisition date, are included in the Company's consolidated statements of operations. Such amounts exclude revenue and gross profit of $0.8 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation for Exar as a result of acquisition accounting. For the nine months ended September 30, 2017, $49.4 million of revenue and $29.6 million of gross profit, excluding $23.5 million of amortization of acquired intangible assets and the inventory fair-value step-up of Exar and the G.hn business since the acquisition date, are included in the Company's consolidated statements of operations. The amounts for the nine-month period exclude revenue of $6.1 million and related gross profit of $4.7 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation as a result of acquisition accounting.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition and integration-related costs of $1.0 million and $10.0 million related to the acquisitions of Exar and the G.hn business were included in selling, general, and administrative expenses in the Company's statements of operations for the three and nine months ended September 30, 2017, respectively.

Acquisition of Certain Assets and Assumption of Certain Liabilities of the Wireless Infrastructure Backhaul Business of Broadcom Corporation

On July 1, 2016, the Company consummated the transactions contemplated by an asset purchase agreement entered into with Broadcom Corporation. The Company paid cash consideration of $80.0 million for the purchase of certain assets of Broadcom's wireless infrastructure backhaul business, and the assumption of certain liabilities. The acquired assets and assumed liabilities, together with employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into the Company's existing business. In the nine months ended September 30, 2017, the Company recorded an adjustment to decrease certain assumed liabilities and a corresponding decrease to goodwill of $0.3 million (Note 5). The Company has completed its purchase price allocation accounting associated with this acquisition.
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
The following disclosures regarding this acquisition are for the nine months ended September 30, 2017 and 2016.
Earn-Out
The definitive merger agreement also provided for potential earn-out consideration of up to $0.75 million to the former shareholders of Physpeed for the achievement of certain 2015 and 2016 revenue milestones. The contingent earn-out consideration had an estimated fair value of $0.3 million at the date of acquisition. The 2015 earn-out amount was determined by multiplying $0.375 million by a 2015 revenue percentage that was defined in the definitive merger agreement. The 2016 earn-out amount was determined by multiplying $0.375 million by a 2016 revenue percentage that was defined in the definitive merger agreement and was fully earned as of December 31, 2016. During the nine months ended September 30, 2017, the Company paid $0.375 million for the 2016 earn-out (Note 6).
Restricted Stock Units
The Company agreed to grant restricted stock units, or RSUs, under its equity incentive plan to Physpeed continuing employees if certain 2016 revenue targets were met contingent upon continued employment. Qualifying revenues were the net revenues recognized directly attributable to sales of Physpeed products or the Company’s provision of non-recurring

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Employee separation expenses	$1,689	$—	$7,685	$—
Lease related charges	351	—	901	1,976
Other	138	—	138	130
	$2,178	$—	$8,724	$2,106

Included in employee separation expenses for the three and nine months ended September 30, 2017 is $0.4 million and $4.9 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar due to change in control provisions upon termination or diminution of authority of former Exar executives and other severance-related charges of $1.3 million and $2.8 million for the same periods. Lease related and other charges for the 2017 periods related to exiting certain Exar facilities. The lease impairment charges in the 2016 periods include adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with certain vacated facilities, including commissions to brokers involved in subleasing property. Total sublease income related to leased facilities the Company ceased using was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2017, respectively. Sublease income was approximately $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.
The following table presents a roll-forward of the Company's restructuring liability for the nine months ended September 30, 2017. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2016	$—	$499	$37	$536
Transfers from deferred rent	—	4,405	—	4,405
Restructuring charges	7,685	901	138	8,724
Assumed in acquisition	—	—	70	70
Cash payments	(2,155)	(2,140)	(111)	(4,406)
Non-cash items	(4,855)	(252)	(27)	(5,134)
Liability as of September 30, 2017	$675	$3,413	$107	$4,195

Non-cash items primarily consist of the release of accelerated stock-based awards upon termination of former Exar executives.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the three months ended March 31, 2017, the Company adjusted its allocation of purchase price for the acquisition of the wireless infrastructure backhaul business (Note 3) related to a decrease in an assumed liability and a corresponding decrease in goodwill of $0.3 million, which is reflected in "adjustments" in the table below. During the three months ended September 30, 2017, the Company adjusted its allocations of purchase price for the acquisitions of Exar and the G.hn business. Refer to Note 3 for amounts and details of such adjustments.

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2016	$76,015
Acquisitions	163,999
Adjustments	(341)
Balance as of September 30, 2017	$239,673

Goodwill is not amortized, but is assessed for impairment on an annual basis on October 31 each year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. No goodwill impairment was recognized for the three and nine months ended September 30, 2017 and 2016.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and technology licenses purchased, which continue to be amortized:

		September 30, 2017			December 31, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$4,891	$(3,263)	$1,628	$3,311	$(2,957)	$354
Developed technology	6.9	224,461	(30,690)	193,771	77,800	(13,550)	64,250
Trademarks and trade names	6.1	13,800	(1,427)	12,373	1,700	(405)	1,295
Customer relationships	4.6	121,100	(19,415)	101,685	20,000	(4,782)	15,218
Covenants non-compete	3.0	1,100	(415)	685	900	(156)	744
Backlog	0.5	31,337	(30,570)	767	26,600	(26,600)	—
		$396,689	$(85,780)	$310,909	$130,311	$(48,450)	$81,861

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of net revenue	$7,907	$2,571	$16,851	$5,940
Research and development	137	137	412	481
Selling, general and administrative	9,924	3,082	20,067	4,039
	$17,968	$5,790	$37,330	$10,460

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity during the nine months ended September 30, 2017 related to finite-lived intangible assets resulting from acquisitions, other additions, transfers to developed technology from in-process research and development, or IPR&D and amortization:

Carrying Amount
(in thousands)
Balance as of December 31, 2016	$81,861
Acquisitions	245,500
Additions	5,378
Transfers to developed technology from IPR&D	15,500
Amortization	(37,330)
Balance as of September 30, 2017	$310,909

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and nine months ended September 30, 2017 and 2016, no impairment losses related to finite-lived intangible assets were recognized.

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2017:

Amount
(in thousands)
2017 (3 months)	$17,167
2018	65,598
2019	54,748
2020	53,882
2021	53,099
Thereafter	66,415
Total	$310,909

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Indefinite-lived Intangible Assets
The following table sets forth the activity of the Company’s indefinite-lived intangible assets resulting from acquisitions, transfers to developed technology from IPR&D and impairment losses:

Gross Carrying Amount
(in thousands)
Balance as of December 31, 2016	$22,400
Acquisitions	16,600
Transfers to developed technology from IPR&D	(15,500)
Impairment losses	(2,000)
Balance as of September 30, 2017	$21,500

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Impairment losses related to indefinite-lived intangible assets for the three and nine months ended September 30, 2017 were $2.0 million and related to a single IPR&D project of Exar, which was abandoned. Impairment losses related to indefinite-lived intangible assets for the three and nine months ended September 30, 2016 were $1.3 million and consisted of all of the IPR&D of the wireless infrastructure access business.

6. Financial Instruments
As of September 30, 2017, the Company did not have any financial instruments that are required to be measured at fair value on a recurring basis. The composition of financial instruments as of December 31, 2016 is as follows:

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
The fair values of the Company’s financial instruments are the amounts that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and are recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The Company’s money market funds were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1. The government and corporate debt securities have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. The pricing services may use a consensus price which is a weighted average price based on multiple sources or mathematical calculations to determine the valuation for a security, and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company has not made any adjustments to the prices obtained from its third-party pricing providers. The contingent liability is classified as Level 3 as of December 31, 2016 and is valued using an internal rate of return model. The assumptions used in preparing the internal rate of return model include revenues earned related to Physpeed products and services and a discount factor of 1 at December 31, 2016. The contingent liability was settled in the nine months ended September 30, 2017. The assumptions used in preparing the internal rate of return model included estimates for outcome if milestone goals were achieved, the probability of achieving each outcome and discount rates. There were no significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration, and the resultant fair value.
The following table presents a summary of the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2016:

		Fair Value Measurements at December 31, 2016
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Money market funds	$39,181	$39,181	$—	$—
Government debt securities	27,993	—	27,993	—
Corporate debt securities	25,916	—	25,916	—
	$93,090	$39,181	$53,909	$—
Liabilities
Contingent consideration	$375	$—	$—	$375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes the activity in Level 3 financial instruments:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Contingent Consideration (1)
Beginning balance	$375	$395
Physpeed earn-out payment	(375)	(240)
Loss recognized in net income(2)	—	209
Ending balance	$—	$364
Net loss for the period included in net income attributable to contingent consideration held at the end of the period	$—	$(209)
____________________________

(1)
In connection with the acquisition of Physpeed, the Company recorded contingent consideration based upon the expected achievement of 2015 and 2016 revenue milestones. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model were recorded in selling, general and administrative expense in the unaudited consolidated statements of operations.

(2)	Changes to the estimated fair value of contingent consideration for the three and nine months ended September 30, 2016 were primarily due to updates to present value discount factors.
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended September 30, 2017.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

7. Balance Sheet Details
Cash, cash equivalents, restricted cash and investments consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$71,576	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,905	1,196
Total cash, cash equivalents and restricted cash	74,096	82,896
Short-term investments	—	47,918
Long-term investments	—	5,991
	$74,096	$136,805

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inventory consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Work-in-process	$27,093	$13,947
Finished goods	36,599	12,636
	$63,692	$26,583
Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2017	December 31, 2016
		(in thousands)
Furniture and fixtures	5	$2,108	$1,983
Machinery and equipment	3-5	32,495	27,028
Masks and production equipment	2	10,625	9,153
Software	3	5,085	3,625
Leasehold improvements	1-5	13,965	11,635
Construction in progress	N/A	228	39
		64,506	53,463
Less accumulated depreciation and amortization		(41,170)	(32,914)
		$23,336	$20,549

Depreciation expense for the three and nine months ended September 30, 2017 was $3.4 million and $9.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $3.0 million and $8.3 million, respectively.
Deferred revenue and deferred profit consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Deferred revenue—rebates	$130	$464
Deferred revenue—distributor transactions	22,902	7,987
Deferred cost of net revenue—distributor transactions	(5,808)	(2,460)
	$17,224	$5,991

Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Beginning balance	$15,176	$20,026
Charged as a reduction of revenue	36,256	34,501
Reversal of unclaimed rebates	(70)	(1,302)
Payments	(23,133)	(36,113)
Ending balance	$28,229	$17,112

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued technology license payments	$5,186	$5,850
Accrued professional fees	1,079	1,620
Accrued engineering and production costs	1,565	1,232
Accrued restructuring	4,195	536
Accrued royalty	1,164	846
Accrued leases - other	1,418	1,560
Accrued customer credits	1,159	1,207
Income tax liability	4,167	235
Other	7,090	3,272
	$27,023	$16,358
8. Debt

As of September 30, 2017, the carrying amount of the Company's long-term debt consists of the following:

September 30, 2017
(in thousands)

Principal	$375,000
Less:
Unamortized debt discount	(2,005)
Unamortized debt issuance costs	(5,673)
Net carrying amount of long-term debt	367,322
Less: current portion of long-term debt	—
Long-term debt, non-current portion	$367,322
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

Loans under the credit agreement bear interest, at the Company’s option, at a rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one- three- or six-month interest period, plus 1.0% or (ii) an adjusted LIBOR rate, subject to a floor of 0.75%, in each case, plus an applicable margin of 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. Commencing on September 30, 2017, the Initial Term Loan will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan, with the balance payable on the maturity date. The Initial Term Loan has a term of seven years and will mature on May 12, 2024, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan must be repaid. The Company is also required to pay fees customary for a credit facility of this size and type.
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

limitations and a 1.0% soft call premium applicable during the first six months for the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $50.0 million in the three and nine months ended September 30, 2017.
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
As of September 30, 2017, the weighted average effective interest rate payable on the long-term debt was 3.7%.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $398.5 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 4.6%, which represents a Level 3 fair value measurement. The debt discount of $2.1 million and debt issuance costs of $6.0 million are being amortized to interest expense using the effective interest method from the issuance date through the contractual maturity date of the term loan of May 12, 2024. During the three and nine months ended September 30, 2017, the Company recognized amortization of debt discount of $0.08 million and $0.1 million, respectively, and debt issuance costs of $0.2 million and $0.3 million to interest expense. The approximate fair value of the term loan as of September 30, 2017 was $356.9 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2017, the remaining principal balance on the term loan of $375.0 million is due on May 12, 2024 at the maturity date on the term loan.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

common stock was convertible at any time at the option of the holder into one share of Class A common stock and in most instances automatically converted upon sale or other transfer.
Employee Benefit Plans
At September 30, 2017, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the recent acquisition of Exar Corporation. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2016. There have been no material changes to the terms of the Company's equity incentive plans during the nine months ended September 30, 2017. In connection with the Company’s acquisition of Exar on May 12, 2017, the Company assumed unvested out-of-the-money stock options and unvested restricted units issued under the terms of the Exar Corporation equity incentive plans.
As of September 30, 2017, the number of shares of common stock reserved for issuance under the 2010 Plan was 12,227,713 shares. As of September 30, 2017, the number of shares of common stock reserved for issuance under the ESPP was 1,663,226 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of net revenue	$93	$56	$231	$150
Research and development	4,337	4,332	11,841	10,916
Selling, general and administrative	2,965	1,876	7,911	5,409
Restructuring	401	—	4,915	—
	$7,796	$6,264	$24,898	$16,475
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of September 30, 2017 was $54.6 million, and the weighted average period over which these equity awards are expected to vest is 2.61 years. The total unrecognized compensation cost related to unvested stock options as of September 30, 2017 was $8.4 million, and the weighted average period over which these equity awards are expected to vest is 2.08 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock (formerly Class A common stock) on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2016	3,670	$14.67
Granted	1,349	27.27
Assumed in acquisition	250	31.12
Vested	(1,394)	15.88
Canceled	(375)	20.13
Outstanding at September 30, 2017	3,500	19.68

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of employee stock purchase rights and stock options granted to employees. Stock based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the nine months ended September 30, 2017, there were 117,217 shares of common stock purchased under the ESPP. The shares were purchased on May 15, 2017 at a grant price of $18.11 per share.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Nine Months Ended
September 30, 2017
Weighted-average grant date fair value per share	$6.20 - $7.46
Risk-free interest rate	0.60 - 1.13
Dividend yield	—%
Expected life (in years)	0.38 - 0.50
Volatility	29.56 - 49.94
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected life is the duration of the offering period for each grant date. In addition, the estimated volatility incorporates the historical volatility of the Company's daily share closing price.
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,025	$6.78
Assumed in acquisition	1,135	17.44
Exercised	(761)	9.28
Canceled	(196)	18.05
Outstanding at September 30, 2017	3,203	$9.28	2.82	$46,708
Vested and expected to vest at September 30, 2017	3,180	$9.23	2.80	$46,525
Exercisable at September 30, 2017	2,643	$8.03	2.33	$41,839

No stock options were granted by the Company during the nine months ended September 30, 2017.

The intrinsic value of stock options exercised was $0.9 million and $0.3 million in the three months ended September 30, 2017 and 2016. The intrinsic value of stock options exercised was $15.2 million and $5.5 million in the nine months ended September 30, 2017 and 2016, respectively.

Cash received from exercise of stock options was $1.1 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively. Cash received from exercise of stock options was $7.1 million and $2.3 million during the nine months ended September 30, 2017 and 2016, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The tax benefit from stock options exercised was $0.9 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively. The tax benefit from stock options exercised was $11.2 million and $4.7 million during the nine months ended September 30, 2017 and 2016, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2017, the Company issued 0.2 million freely-tradable shares of the Company's Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2016 to December 31, 2016 performance period. At September 30, 2017, the Company has an accrual of $5.0 million for bonus awards for employees for year-to-date achievement in the 2017 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
10. Income Taxes
The provision for income taxes primarily related to projected current federal, state, and foreign income taxes. To determine the quarterly provision for income taxes, the Company used an estimated annual effective tax rate, which is generally based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual item are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company's review of all positive and negative evidence, the Company released the valuation allowance against certain of its federal deferred tax assets during the three months ended June 30, 2017. Of the federal valuation allowance of $61.6 million as of December 31, 2016, the Company released $50.1 million during the three months ended June 30, 2017. The ending federal valuation allowance as of September 30, 2017 was $11.5 million. The Company continues to have a valuation allowance on its state deferred tax assets as well as certain foreign jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes.
The Company recorded a benefit for income taxes of $6.3 million and $33.8 million in the three and nine months ended September 30, 2017, respectively, and a provision for income taxes of $1.1 million and $2.2 million for the three and nine months ended September 30, 2016, respectively. The benefit from income taxes in the three and nine months ended September 30, 2017 primarily relates to the release of the U.S. federal valuation allowance during the three months ended June 30, 2017, offset by certain discrete tax effects related to initial intercompany royalties from our Singapore subsidiary to our U.S. parent during the three months ended June 30, 2017. The provision for income taxes in the three and nine months ended September 30, 2016 primarily relates to federal alternative minimum tax due to the Company's limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of income as income tax expense. During the nine months ended September 30, 2017, the Company’s unrecognized tax benefits increased by $37.2 million. Of this amount, $35.8 million of the increase relates to the acquisition of Exar and $35.1 million of such increase is offset against the Company's deferred taxes. Other than as related to purchase accounting for Exar, the Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2017 were $1.2 million and $0.3 million, respectively.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of total net revenue
Customer A	26%	28%	27%	27%
Customer B	*	*	*	11%
____________________________

*	Represents less than 10% of the net revenue for the respective period.
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	September 30,	December 31,
	2017	2016
Percentage of gross accounts receivable
Customer C	18%	17%
Customer D	11%	15%
Customer E	*	12%
____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Vendor A	21%	16%	21%	15%
Vendor B	11%	18%	15%	12%
Vendor C	*	10%	15%	12%
Vendor D	16%	10%	14%	11%
Vendor E	11%	23%	12%	19%
Vendor F	*	*	*	13%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$97,236	86%	$84,878	88%	$276,367	90%	$277,044	92%
United States	3,714	3%	4,068	4%	5,954	2%	9,140	3%
Rest of world	12,631	11%	7,378	8%	24,276	8%	14,512	5%
Total	$113,581	100%	$96,324	100%	$306,597	100%	$300,696	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of total net revenue
China	68%	73%	72%	81%
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
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2017		2016
	Amount	% of total	Amount	% of total
United States	$495,543	83%	$111,336	55%
Singapore	97,459	16%	78,318	39%
Rest of world	2,416	1%	11,171	6%
Total	$595,418	100%	$200,825	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through 2023. As of September 30, 2017, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2017 (3 months)	$2,868	$32,908	$2,408	$38,184
2018	9,313	—	7,526	16,839
2019	9,282	—	7,529	16,811
2020	9,392	—	3,781	13,173
2021	9,128	—	30	9,158
Thereafter	5,654	—	—	5,654
Total minimum payments	$45,637	$32,908	$21,274	$99,819

Other obligations consist of contractual payments due for software licenses.

The total rental expense for operating leases was $1.4 million and $3.0 million for the three and nine months ended September 30, 2017, respectively. The total rental expense for operating leases was $0.8 million and $2.3 million for the three and nine months ended September 30, 2016, respectively.

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2023. As of September 30, 2017, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2017 (3 months)	$563
2018	2,833
2019	3,544
2020	4,026
2021	4,120
Thereafter	1,231
Total minimum rental income	$16,317
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three and nine months ended September 30, 2017 was approximately $0.5 million and $1.6 million, respectively (Note 4). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three and nine months ended September 30, 2016 was approximately $0.4 million and $0.9 million, respectively (Note 4).

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against the Company in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB's rulings for the '792 Patent. Briefing is complete in these appeals, but the Federal Circuit has yet to schedule oral argument for these appeals.
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
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. The Company intends to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On August 17, 2017 the Company filed a demurrer to each cause of action against the Company in the third amended complaint, as well as a motion to strike certain allegations. Trango’s oppositions to the Company's demurrer and motion to strike are due on November 27, 2017 and the court hearing on the Company's demurrer and motion to strike is scheduled for December 8, 2017.

The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business and operating results.
Exar Shareholder Litigation
On April 18, 2017, The Vladimir Gusinsky Revocable Trust filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. were not named as defendants in the Marshall action. The complaints generally alleged that the merger with Exar offered inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omitted material information. The complaints purported to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints sought certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement whereby plaintiffs voluntarily dismissed the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants made certain supplemental disclosures, and the plaintiffs would receive a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement. On October 24, 2017, the parties entered a Settlement Agreement Regarding Claim for Mootness Fees pursuant to which the Company agreed to pay counsel for the plaintiffs a mootness fee. The Company has now paid the fee, and with the execution of the settlement agreement, this litigation has been resolved.
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
13. Subsequent Events
Interest Rate Swap

In November 2017, the Company entered into a fixed-for-floating interest rate swap agreement with a notional amount of $350.0 million to swap variable rate interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%.

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
Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $387.8 million in fiscal 2016. In the nine months ended September 30, 2017, revenues were $306.6 million. In fiscal 2016 and in the nine months ended September 30, 2017, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend on, among other factors, our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 90% and 92% of our net revenue in the nine months ended September 30, 2017 and 2016, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the nine months ended September 30, 2017 and 2016 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the nine months ended September 30, 2017 and 2016 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2017, one of our customers, Arris Group, Inc., or Arris, accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue.  In the nine months ended September 30, 2017, one of our customers, Arris Group, Inc., or Arris, accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue.  In the three months ended September 30, 2016, Arris accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue. In the nine months ended September 30, 2016, Arris accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 77% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
In the quarter ended June 30, 2017, our subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event the Company does not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the periods ending December 31, 2017 or December 31, 2018.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission, or SEC, on February 9, 2017, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.
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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendments in this update are effective for us beginning in the first quarter of fiscal 2018, including interim reporting periods. Early adoption is permitted as of the first quarter of fiscal 2017, or the beginning of the annual reporting period only. We elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. Due to a full valuation allowance on U.S. and certain foreign deferred tax assets at the time of adoption, the adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and nine months ended September 30, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall, for each period that a statement of financial position is presented, disclose the line items and amounts of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position, with a sum to the total amount of cash, cash equivalents, restricted cash and restricted cash equivalents. The amendments in this update are effective for us beginning in fiscal 2018, including interim periods within that year and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We elected to early adopt the amendments in this update beginning in the three months ended March 31, 2017. The adoption did not have a material impact on our consolidated cash flows for the three and nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We plan to apply the guidance prospectively with an adjustment to retained earnings for the cumulative effect on adoption. Adoption of the amendments in this guidance is expected to accelerate the timing of our revenue recognition on products sold via distributors which will change from the sell-through method to the sell-in method. We have performed a preliminary assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations following the acquisition of Exar Corporation (Note 3), which has a significant amount of sales through distributors. The impact of adoption of this new accounting standard will vary depending on the level of inventory remaining at the adoption date at distributors for which we currently recognize revenue on a sell-through basis, and therefore could have a material impact on our revenues for the year ending December 31, 2018 and comparative periods expected to be presented. As a result of applying the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the remaining amount of deferred revenue and profit as of the adoption date will not be recognized in earnings for any period.

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in this update modify or supersede certain selected SEC paragraphs in the revenue and leases sections of the Codification and moves other paragraphs, upon adoption of ASC Topic 606 or ASC Topic 842. The amendments also provide updated guidance on the effective date of ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases for certain entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing, but does not change the effective dates for public business entities. The amendments in this update should be applied upon adoption of ASC Topics 606 and 842, respectively. The adoption of this guidance is not expected have a material impact on the Company's consolidated financial position and results of operations.

Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of operations.
Net Revenue. Net revenue is generated from sales of radio-frequency, mixed-signal and high-performance analog integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our end customers purchases products indirectly from us through distributors. Although we actually sell the products to, and are paid by, the distributors, we refer to these end customers as our customers.

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology intangible assets and inventory step-ups to fair value; amortization of certain production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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
Selling, General and Administrative. Selling, general and administrative expense includes personnel-related expenses, including stock-based compensation, amortization of certain acquired intangible assets, distributor and other third-party sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.
IPR&D Impairment Losses.  IPR&D impairment losses consist of charges resulting from the impairment of acquired in-process research and development technology intangible assets during the period.
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
The following table sets forth our unaudited consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	100%	100%	100%	100%
Cost of net revenue	54	42	49	40
Gross profit	46	58	51	60
Operating expenses:
Research and development	26	27	27	25
Selling, general and administrative	26	18	26	16
IPR&D impairment losses	2	1	1	—
Restructuring charges	2	—	3	1
Total operating expenses	55	46	56	42
Income (loss) from operations	(9)	12	(5)	18
Interest and other income (expense), net	(4)	—	(2)	—
Income (loss) before income taxes	(14)	12	(8)	18
Income tax provision (benefit)	(6)	1	(11)	1
Net income (loss)	(8)%	11%	3%	17%

Net Revenue

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$65,621	$85,202	$(19,581)	(23)%	$222,074	$273,997	$(51,923)	(19)%
% of net revenue	58%	88%			72%	91%
Infrastructure	23,714	10,977	12,737	116%	50,666	24,091	26,575	110%
% of net revenue	21%	11%			17%	8%
Industrial and multi-market	24,246	145	24,101	16,621%	33,857	2,608	31,249	1,198%
% of net revenue	21%	—%			11%	1%
Total net revenue	$113,581	$96,324	$17,257	18%	$306,597	$300,696	$5,901	2%

Net revenue increased $17.3 million from $96.3 million in the three months ended September 30, 2016 to $113.6 million in the three months ended September 30, 2017. The decrease in connected home net revenue of $19.6 million was primarily driven by the anticipated declines in shipments of analog channel-stacking solutions for the satellite pay-TV market, inclusion of legacy video SoC revenue, which declined significantly year-over-year, and lower year-over-year revenues from satellite gateway and hybrid TV tuners, which were partially offset by increased cable modem, data and video gateway and related MOCA products, terrestrial set-top box tuner demodulator shipments, and a full quarter contribution from G.hn consumer premises equipment products acquired from Marvell in April 2017. Infrastructure revenue increased $12.7 million, primarily related to the full quarter contribution from power management and data encryption products from our recent acquisition of Exar in May 2017, from the incremental contribution of wireless backhaul products acquired from Broadcom in July 2016, from full quarter contribution from G.hn last mile access products acquired from Marvell in April 2017, and increased MOCA last mile access products, partially offset by year-over-year declines in our high-speed optical interconnect products serving the Chinese Metro market infrastructure build-out. The increase in industrial and multi-market net revenue of $24.1 million was primarily related to the full quarter contribution of shipments from Exar. We expect future revenue declines related to the legacy video SoC and satellite analog channel-stacking products to not be significant moving forward, as these products are near the end of their life cycles.

Net revenue increased $5.9 million from $300.7 million in the nine months ended September 30, 2016 to $306.6 million in the nine months ended September 30, 2017. The decrease in connected home net revenue of $51.9 million was primarily driven by the anticipated declines in satellite analog channel-stacking solutions for the satellite pay-TV market, inclusion of legacy video SoC revenue, which declined significantly year-over-year, and satellite gateway and related MOCA products, which were partially offset by increased cable modem and data gateway, and terrestrial set-top box tuner demodulator shipments. The increase in infrastructure revenues of $26.6 million was primarily related to the incremental contribution of shipments from our recently acquired wireless infrastructure businesses which were acquired from Microsemi and Broadcom in April 2016 and July 2016, respectively, and from power management and data encryption products acquired from Exar in May 2017, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs. The increase in industrial and multi-market net revenue of $31.2 million was related to the incremental contribution of shipments from Exar. We expect year-over-year revenue declines in the legacy video SoC and satellite analog channel-stacking products to no longer be significant moving forward, as these products are near the end of their life cycles.

Cost of Net Revenue and Gross Profit

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$61,739	$40,820	$20,919	51%	$150,727	$121,109	29,618	24%
% of net revenue	54%	42%			49%	40%
Gross profit	51,842	55,504	(3,662)	(7)%	155,870	179,587	(23,717)	(13)%
% of net revenue	46%	58%			51%	60%

Cost of net revenue increased $20.9 million from $40.8 million in the three months ended September 30, 2016 to $61.7 million in the three months ended September 30, 2017. The increase was primarily driven by higher sales, and increased inventory step-up amortization of $7.6 million and acquired intangible amortization of $5.3 million primarily related to recent acquisitions of Exar Corporation in May 2017 and the G.hn business from Marvell in April 2017. The gross profit percentage decreased to 46% in the three months ended September 30, 2017, as compared to 58% in the three months ended September 30, 2016.
Cost of net revenue increased $29.6 million from $121.1 million in the nine months ended September 30, 2016 to $150.7 million in the nine months ended September 30, 2017. The increase was primarily driven by increased inventory step-up amortization of $12.9 million and acquired intangible amortization of $10.9 million primarily related to recent acquisitions of Exar in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016, and higher sales. The gross profit percentage decreased to 51% in the nine months ended September 30, 2017, as compared to 60% in the nine months ended September 30, 2016.
Research and Development

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$29,270	$25,921	$3,349	13%	$82,163	$73,710	$8,453	11%
% of net revenue	26%	27%			27%	25%
Research and development expense increased $3.3 million from $25.9 million in the three months ended September 30, 2016 to $29.3 million in the three months ended September 30, 2017. The increase was primarily due to increases in payroll-related expense of $2.7 million, depreciation expense of $0.6 million, and computer-aided design tools expense of $0.6 million related to our recent acquisitions of Exar Corporation in May 2017, and the G.hn business acquired from Marvell in April 2017. These increases were partially offset by lower prototype expense of $0.6 million.
Research and development expense in the nine months ended September 30, 2017 increased $8.5 million to $82.2 million from $73.7 million in the nine months ended September 30, 2016. The increase was primarily due to increases in payroll-related expense of $8.0 million, depreciation expense of $1.6 million, and computer-aided design tools expense of $1.4 million related to our recent acquisitions of Exar in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016. These increases were partially offset by lower prototype expenses of $2.7 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$29,037	$17,619	$11,418	65%	$78,988	$47,734	$31,254	65%
% of net revenue	26%	18%			26%	16%
Selling, general and administrative expense increased $11.4 million from $17.6 million in the three months ended September 30, 2016, to $29.0 million in the three months ended September 30, 2017. The increase was primarily due to an increase in amortization expense of $6.8 million related to intangible assets from our recent acquisitions of Exar Corporation in May 2017, and the G.hn business acquired from Marvell in April 2017, an increase in payroll-related expenses of $3.2 million related to such acquisitions, and an increase in professional fees of $0.8 million related to our merger and acquisition activities.

Selling, general and administrative expense increased $31.3 million from $47.7 million in the nine months ended September 30, 2016, to $79.0 million in the nine months ended September 30, 2017. The increase was primarily due to an increase in professional fees of $8.3 million related to our merger and acquisition activities during the nine months ended September 30, 2017, an increase in intangible amortization expense of $16.0 million related to intangibles assets from our recent acquisitions of Exar Corporation in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure businesses acquired from Microsemi and Broadcom in April 2016 and July 2016, and increases in payroll-related expenses of $6.0 million and occupancy expenses of $0.7 million related to such acquisitions.
We expect selling, general and administrative expenses to increase in the future as we expand our sales and marketing organization to enable expansion into existing and new markets.
Restructuring charges

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$2,178	$—	$2,178	100%	$8,724	$2,106	6,618	314%
% of net revenue	2%	—%			3%	1%
Restructuring charges increased from $0 in the three months ended September 30, 2016 to $2.2 million in the three months ended September 30, 2017. The charges in the three months ended September 30, 2017 consisted of severance-related charges of $1.7 million in connection with employee separation expenses and $0.4 million in lease-related and other charges. In the three months ended September 30, 2016, there were no similar charges.
Restructuring charges increased $6.6 million from $2.1 million in the nine months ended September 30, 2016 to $8.7 million in the nine months ended September 30, 2017. The charges in the nine months ended September 30, 2016 consisted of adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with certain vacated facilities, including commissions to brokers involved in subleasing property, under lease arrangements assumed in connection with the Entropic acquisition. In the nine months ended September 30, 2017, the charges included $4.9 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar Corporation due to change in control provisions upon termination or diminution of authority of former Exar executives, other severance-related charges of $2.8 million and lease restructuring charges of $0.9 million related to exiting certain Exar facilities.
Interest and Other Income (Expense), Net

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(4,800)	$99	$(4,899)	(4,948)%	$(7,504)	$362	$(7,866)	(2,173)%
% of net revenue	(4)%	—%			(2)%	—%
Interest and other income (expense) reversed by $4.9 million from the three months ended September 30, 2016, becoming a net expense of $4.8 million in the three months ended September 30, 2017. Similarly, interest and other income (expense) reversed by $7.9 million from the nine months ended September 30, 2016, becoming a net expense of $7.5 million in the nine months ended September 30, 2017. The decreases are primarily due to interest expense of $4.1 million and $6.3 million incurred in the three and nine months ended September 30, 2017, respectively, related to interest charges on outstanding debt under the Exar acquisition term loan facility during such periods, as well as increases in other expenses related to fluctuations in foreign currency transactions as a result of increased activities from existing and newly acquired foreign subsidiaries.

Provision (Benefit) for Income Taxes

	Three months ended				Nine months ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(6,276)	$1,084	$(7,360)	(679)%	$(33,770)	$2,155	(35,925)	(1,667)%
% of net revenue	(6)%	1%			(11)%	1%
The income tax benefit in the three months ended September 30, 2017 was $6.3 million, or approximately 41% of pre-tax loss compared to an income tax provision of $1.1 million, or approximately 10% of pre-tax income in the three months ended September 30, 2016.
The income tax benefit in the nine months ended September 30, 2017 was $33.8 million, or approximately 144% of pre-tax loss compared to an income tax provision of $2.2 million, or approximately 4% of pre-tax income in the nine months ended September 30, 2016.
The income tax benefit in the three and nine months ended September 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017, offset by certain discrete tax effects related to initial intercompany royalties from our Singapore subsidiary to our U.S. parent during the three months ended June 30, 2017. Of the federal valuation allowance of $61.6 million as of December 31, 2016, the Company released $50.1 million during the three months ended June 30, 2017. The ending federal valuation allowance as of September 30, 2017 was $11.5 million.
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
We continue to maintain a valuation allowance to offset state and certain foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at September 30, 2017. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. In the future, we could remove some or all of the valuation allowance against our state and certain foreign deferred tax assets if we meet the more-likely-than-not threshold at such time.
In the quarter ended June 30, 2017, our subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event the Company does not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the periods ending December 31, 2017 or December 31, 2018.
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $71.6 million, restricted cash of $2.5 million and net accounts receivable of $75.6 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, the acquisition of businesses, property and equipment and intangible assets. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. We also use cash to pay down outstanding debt. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation and amortization and depreciation of property and equipment and acquired intangible assets, and step-ups of acquired inventory to fair value. Cash used to fund acquisitions of businesses and other capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.
Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. In the nine months ended September 30, 2017, we also received net proceeds from borrowings associated with the Exar acquisition which are included in financing activities in our consolidated statements of cash flows. The credit agreement permits us to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. We have not requested any incremental loans to date.
Following is a summary of our working capital and cash and cash equivalents, restricted cash and investments for the periods indicated:

	September 30,	December 31,
	2017	2016
	(in thousands)
Working capital	$121,037	$158,304
Cash and cash equivalents	$71,576	$81,086
Short-term restricted cash	615	614
Long-term restricted cash	1,905	1,196
Total cash, cash equivalents and restricted cash	74,096	82,896
Short-term investments	—	47,918
Long-term investments	—	5,991
Total cash, cash equivalents, restricted cash and investments	$74,096	$136,805

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$53,321	$89,714
Net cash used in investing activities	(429,111)	(99,770)
Net cash provided by (used in) financing activities	365,779	(1,737)
Effect of exchange rate changes on cash and cash equivalents	1,211	(87)
Net decrease in cash, cash equivalents and restricted cash	$(8,800)	$(11,880)

Cash Flows from Operating Activities
Net cash provided by operating activities was $53.3 million for the nine months ended September 30, 2017. Net cash provided by operating activities for this period primarily consisted of net income of $10.3 million, $91.4 million in non-cash operating expenses and $6.6 million in changes in operating assets and liabilities, partially offset by $48.4 million in deferred income taxes which primarily relates to the release of the U.S. federal valuation allowance during the quarter ended June 30, 2017 and $6.6 million in excess tax benefits on stock-based awards. Non-cash operating expense items included in net income for the nine months ended September 30, 2017 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $46.5 million, stock-based compensation of $24.9 million, amortization of inventory step-ups to fair value of $15.8 million, impairment of IPR&D assets of $2.0 million and losses on foreign currency of $1.4 million. Net income for the nine months ended September 30, 2017 excludes revenue of $6.1 million and gross profit of $4.7 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation for Exar as a result of acquisition accounting.

Net cash provided by operating activities was $89.7 million for the nine months ended September 30, 2016. Net cash provided by operating activities for this period primarily consisted of net positive cash flow from adding back $40.2 million in non-cash operating expenses to net income of $52.9 million, changes in operating assets and liabilities of $2.6 million, partially offset by excess tax benefits on stock-based awards of $6.0 million. Non-cash operating expenses included in net income for the nine months ended September 30, 2016 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $18.7 million, stock-based compensation of $16.5 million, amortization of acquired inventory step-ups of $3.0 million and impairment of IPR&D assets of $1.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $429.1 million for the nine months ended September 30, 2017. Net cash used in investing activities for this period consisted primarily of $452.3 million in cash used in the acquisition of Exar, net of cash acquired, $21.0 million in cash used in the acquisition of the G.hn business, $30.6 million in purchases of securities, $5.4 million in purchases of intangible assets and $4.4 million in purchases of property and equipment, partially offset by $84.5 million in sales and maturities of securities.

Net cash used in investing activities was $99.8 million for the nine months ended September 30, 2016. Net cash used in investing activities for this period consisted primarily of $101.0 million of cash used in the acquisitions of the wireless infrastructure access business from Microsemi in April 2016 and the wireless infrastructure backhaul business from Broadcom in July 2016, $80.3 million in cash outflows from purchases of securities, and $6.8 million in purchases of property and equipment, partially offset by $88.7 million in cash inflows from the sales and maturities of securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $365.8 million for the nine months ended September 30, 2017, and consisted primarily of $416.8 million in net proceeds from borrowings under a term loan we entered in connection with the acquisition of Exar and $9.1 million in net proceeds from issuance of common stock, partially offset by aggregate prepayments of principal of $50.0 million on outstanding debt and $9.8 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2016, and consisted primarily of $6.2 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units, partially offset by $4.5 million in net proceeds from issuance of common stock.

We believe that our $71.6 million of cash and cash equivalents at September 30, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. On April 4, 2017, we used $21.0 million of cash to purchase the G.hn business of Marvell. On May 12, 2017, we paid aggregate cash consideration of $688.1 million, including $12.7 million of cash paid to settle certain stock-based awards that were not assumed by MaxLinear, in the acquisition and merger of Exar. We funded the transaction with cash from the balance sheet of the combined companies and the net proceeds of approximately $416.8 million from $425.0 million of transaction debt. We have repaid $50.0 million of Exar-related transaction debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of September 30, 2017, future minimum payments under non-cancelable operating leases, inventory purchase obligations, and other obligations are as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
	(in thousands)
Operating lease obligations	$45,637	$2,868	$18,595	$18,520	$5,654
Inventory purchase obligations	32,908	32,908	—	—	—
Other obligations	21,274	2,408	15,055	3,811	—
Total	$99,819	$38,184	$33,650	$22,331	$5,654
Our contractual obligations including leases, inventory purchase obligations and other obligations, which includes software licenses, decreased by $14.2 million to $99.8 million as of September 30, 2017, from $114.0 million as of June 30, 2017 primarily as a result of contractual payments made on our operating leases, software licenses and outstanding inventory orders during the period.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of September 30, 2017, aggregate borrowings under the Initial Term Loan were $375.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge most of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with a notional amount of $350.0 million to swap variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% for the term of the loan.  However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2017, we completed the acquisition of Exar and are integrating Exar into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. Briefing is complete in these appeals, but the Federal Circuit has yet to schedule oral argument for these appeals.

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

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On August 17, 2017 we filed a demurrer to each cause of action against us in the third amended complaint, as well as a motion to strike certain allegations. Trango’s oppositions to our demurrer and motion to strike are due on November 27, 2017 and the court hearing on our demurrer and motion to strike is scheduled for December 8, 2017.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.

Exar Shareholder Litigation

On April 18, 2017, The Vladimir Gusinsky Revocable Trust filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear), captioned The Vladimir Gusinsky Rev. Trust v. Exar Corp. et al., No. 5:17-CV-2150-SI (N.D. Cal.). On April 25, 2017, Richard E. Marshall filed a complaint in United States District Court for the Northern District of California against Exar and its board of directors, captioned Marshall v. Exar Corp. et al., No. 3:17-CV-02334 (N.D. Cal.). MaxLinear and Eagle Acquisition Corp. were not named as defendants in the Marshall action. The complaints generally alleged that the merger with Exar offered inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omitted material information. The complaints purported to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints sought certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees.
On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement whereby plaintiffs voluntarily dismissed the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants made certain supplemental disclosures, and the plaintiffs would receive a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement. On October 24, 2017, the parties entered a Settlement Agreement Regarding Claim for Mootness Fees pursuant to which we agreed to pay counsel for the plaintiffs a mootness fee. We have now paid the fee, and with the execution of the settlement agreement, this litigation has been resolved.

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

In connection with the acquisition of Exar, we incurred $425.0 million of secured term loan indebtedness. We have since entered into an interest rate swap to hedge our exposure to rising interest rates applicable to such indebtedness. We have not previously carried long-term indebtedness, which will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. We also have not previously engaged in hedging arrangements, which are subject to fair value measurement and hedge accounting rules and related documentation requirements. If we are unable to maintain favorable cash flow hedge accounting and changes in fair value of our interest rate swap are recorded in earnings, it may adversely affect our operating results.

MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million. As of September 30, 2017, we had approximately $375.0 million of outstanding principal under such facility. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with a notional amount of $350.0 million to swap variable rate interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%.  The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. We have not previously carried long term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Incurring material indebtedness will adversely affect our operating expenses through interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

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

•
our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations;

•
we are subject to a fixed rate of interest as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our term loans will increase. Our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. If interest rates were to decrease substantially, we would pay higher interest expense than market and, as a result, could seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees and the fair value of our interest rate swap may also decrease substantially;

•
we are also still subject to variable interest rate risk on the principal balance in excess of the notional amount of the interest rate swap because our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness; and

•
we are in the process of evaluating the accounting for our interest rate swap, which we believe would qualify for cash flow hedge accounting, which allows any changes in fair value of the interest rate swap to be classified in other comprehensive income rather than in earnings so long as the hedge is effective. In order to qualify for cash flow hedge accounting, we must maintain contemporaneous documentation of the hedge, test hedge effectiveness during the term of swap and maintain a certain level of hedge effectiveness. If our hedge is deemed ineffective, we would be required to recognize changes in the fair value of the interest rate swap in earnings, which could adversely affect our operating results.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $375.0 million remained outstanding at September 30, 2017. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under the term loan facility, will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the term loans or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Loan Facility or future indebtedness.
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

We are incurring and expect to incur substantial expenses related to the integration of MaxLinear and Exar.

We are incurring and expect to incur substantial expenses in connection with integrating the operations, technologies, and business systems of MaxLinear and Exar. We expect business systems integration between the two companies to require substantial management attention, including integration of information management, purchasing, accounting and finance, sales, payroll and benefits systems and regulatory compliance functions. Numerous factors beyond our control could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses may result in MaxLinear’s taking significant charges against earnings.

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

Under the acquisition method of accounting, the total purchase price was allocated to Exar’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values of $161.7 million was recorded as goodwill. As of September 30, 2017 our total goodwill was $239.7 million. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock.

As part of a business unit divestiture, Exar agreed to indemnify the buyer of the business unit for an amount that could be up to the full purchase price received for breaches of representations and warranties, covenants and other matters under the applicable purchase agreement. If Exar were required to make payments in satisfaction of these indemnification obligations, it could have a material adverse effect on our operating results and financial condition.

Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.4 million has been released through September 30, 2017. In addition, Exar’s indemnification obligations for breaches of representations and warranties survive for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and its maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million.

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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V (which is currently subject to a potential acquisition by Qualcomm Technologies, Inc.), RDA Microelectronics, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation, Texas Instruments, Sigma Designs, Inc., HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc. Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

For the nine months ended September 30, 2017, one customer accounted for 27% of our net revenue, and our ten largest customers accounted for 60% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU, MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the nine months ended September 30, 2017, revenue directly attributable to connected home applications accounted for approximately 72% of our net revenue. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
We sell most of our products to manufacturers of televisions, terrestrial set-top boxes for sale in various markets worldwide including, but not limited to, cable broadband voice and data modems and gateways, pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. With the acquisition of Exar, we expanded our product offerings to include power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for datacenter, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts and we believe have provided us with a significant competitive advantage. In the nine months ended September 30, 2017, our research and development expense was $82.2 million. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. Briefing is complete in these appeals, but the Federal Circuit has yet to schedule oral argument for these appeals.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by United Microelectronics Corporation, or UMC, Silterra Malaysia Sdn Bhd, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, Tower-Jazz Semiconductor, and WIN Semiconductor at foundries in Taiwan, Singapore, Malaysia, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we previously expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions in 2016, we have entered the markets for wireless telecommunications infrastructure. Through the acquisition of the G.hn business of Marvell in April 2017, we are currently expanding into the wired whole-home broadband connectivity market. With our acquisition of Exar in May 2017, we also entered the markets for power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the nine months ended September 30, 2017, sales through distributors accounted for 31% of our net revenue. For some of these distributor transactions, revenue is not currently recognized until product is shipped to the end customer and the amount that will ultimately be collected is fixed or determinable. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. On shipments to our distributors where revenue is not recognized, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieving the inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the corresponding gross profit in the consolidated balance sheet as a component of deferred revenue and deferred profit, representing the difference between the receivable recorded and the cost of inventory shipped. Future pricing credits and/or stock rotation rights from our distributors may result in the realization of a different amount of profit included our future consolidated statements of operations than the amount recorded as deferred profit in our consolidated balance sheets.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against U.S. federal deferred tax assets. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at September 30, 2017. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 90% of our net revenue in the nine months ended September 30, 2017, respectively. In addition, as of September 30, 2017, approximately 50% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
For example, the SEC adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires disclosures concerning the use of conflict minerals, generally tantalum, tin, gold, or tungsten that originated in the Democratic Republic of the Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products has created and will continue to create additional costs in order to comply with the new disclosure requirements and we may not be able to certify that the metals in our products are conflict free, which may create issues with our customers. In addition, the new rule may affect the pricing, sourcing and availability of minerals used in the manufacture of our products.
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
Generally, our products comprise only a part or parts of a communications device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which would harm our business.
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
We use our cash, cash equivalents, and liquid investment assets for general corporate purposes, including working capital and for repayment of outstanding long-term debt. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash, cash equivalents, and investment resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available resources for corporate purposes that do not increase our operating results or market value. In addition, our cash, cash equivalents, and liquid investment resources may be placed in investments that do not produce significant income or that may lose value.
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
Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2017, we had 66.9 million shares of common stock outstanding.
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
In addition to our recent acquisition of Exar, which we acquired in May 2017, we also acquired the G.hn business of Marvell Technology Group Ltd., or Marvell, which we completed in April 2017, the wireless infrastructure backhaul business of Broadcom Corporation, or Broadcom, which we completed in the third quarter of fiscal 2016, the wireless infrastructure access business of Microsemi Storage Solutions, Inc., or Microsemi, which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., or Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., or Physpeed, which we completed in the fourth quarter of fiscal 2014. We may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom and us, collectively, Defendants.  Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. We intend to vigorously defend against the lawsuit. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On August 17, 2017 we filed a demurrer to each cause of action against us in the third amended complaint, as well as a motion to strike certain allegations. Trango’s oppositions to our demurrer and motion to strike are due on November 27, 2017 and the court hearing on our demurrer and motion to strike is scheduled for December 8, 2017.

Also, on April 18, 2017, The Vladimir Gusinsky Revocable Trust filed a complaint in the United States District Court for the Northern District of California against Exar, its board of directors, MaxLinear, and Eagle Acquisition Corporation (a wholly owned subsidiary of MaxLinear). Another similar lawsuit was filed by Richard E. Marshall on April 25, 2017. The Marshall lawsuit did not name MaxLinear or Eagle Acquisition Corp. as defendants. The complaints generally alleged that the merger with Exar offered inadequate consideration to Exar’s shareholders and that the Schedule 14D-9 filed by Exar in connection with the merger omitted material information. The complaints purported to bring class claims for violation of sections 14(e), 14(d), and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14d-9. The complaints sought certification of a class; an injunction barring the merger or, if defendants enter into the merger, an order rescinding it or awarding rescissory damages; declaratory relief; and plaintiff’s costs, including attorneys’ fees and experts’ fees.

On or about May 3, 2017, the parties to the above-referenced lawsuits reached an agreement whereby plaintiffs voluntarily dismissed the claims brought by Mr. Marshall and The Vladimir Gusinsky Revocable Trust with prejudice (but without prejudice as to other members of the putative class), defendants made certain supplemental disclosures, and the plaintiffs would receive a mootness fee. On May 3, 2017, Exar made the supplemental disclosures contemplated by this agreement. On October 24, 2017, the parties entered a Settlement Agreement Regarding Claim for Mootness Fees pursuant to which we agreed to pay counsel for the plaintiffs a mootness fee. We have now paid the fee, and with the execution of the settlement agreement, this litigation has been resolved.

We cannot predict the outcome of the Trango litigation. Any adverse determination in the Trango litigation could have a material adverse effect on our business and operating results.
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
Under the acquisition method of accounting, the total purchase price is allocated to tangible assets and liabilities and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date.  Any impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the nine months ended September 30, 2017, we recognized IPR&D impairment losses of $2.0 million related principally to acquired Exar assets, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of September 30, 2017, our balance sheet reflected goodwill of $239.7 million and other intangible assets of $332.4 million, including IPR&D intangible assets of $21.5 million. We could recognize further impairment charges in the future.

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
The following table sets forth our repurchases of equity securities for the nine months ended September 30, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 to January 31, 2017	—	—	—	—
February 1, 2017 to February 28, 2017	12,500	$26.76	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
Total	12,500		—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MAXLINEAR, INC.

(Registrant)

Date:	November 7, 2017	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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