Form 10-Q
period 2018-03-31
MAXLINEAR INC
filed 2018-05-09
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2018, the registrant had 68,121,491 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$55,645	$71,872
Short-term restricted cash	617	1,476
Accounts receivable, net	90,632	66,099
Inventory	45,758	53,434
Prepaid expenses and other current assets	8,413	8,423
Total current assets	201,065	201,304
Long-term restricted cash	1,071	1,064
Property and equipment, net	21,993	22,658
Intangible assets, net	298,031	315,045
Goodwill	237,810	237,992
Deferred tax assets	41,426	39,878
Other long-term assets	7,318	6,921
Total assets	$808,714	$824,862
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,363	$16,939
Deferred revenue and deferred profit	—	4,362
Accrued price protection liability	20,212	21,571
Accrued expenses and other current liabilities	25,713	20,306
Accrued compensation	8,773	13,208
Total current liabilities	67,061	76,386
Deferred rent	4,718	4,885
Long-term debt	322,896	347,609
Other long-term liabilities	7,591	8,558
Total liabilities	402,266	437,438

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 68,091 shares issued and outstanding at March 31, 2018 and 550,000 shares authorized, 67,400 shares issued and outstanding December 31, 2017, respectively	7	7
Additional paid-in capital	469,556	455,497
Accumulated other comprehensive income	2,628	1,039
Accumulated deficit	(65,743)	(69,119)
Total stockholders’ equity	406,448	387,424
Total liabilities and stockholders’ equity	$808,714	$824,862
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net revenue	$110,827	$88,841
Cost of net revenue	48,159	35,917
Gross profit	62,668	52,924
Operating expenses:
Research and development	31,121	23,878
Selling, general and administrative	27,117	18,613
Total operating expenses	58,238	42,491
Income from operations	4,430	10,433
Interest income	18	195
Interest expense	(3,894)	(1)
Other expense, net	(571)	(143)
Total interest and other income (expense), net	(4,447)	51
Income (loss) before income taxes	(17)	10,484
Income tax provision (benefit)	(1,864)	2,021
Net income	$1,847	$8,463
Net income per share:
Basic	$0.03	$0.13
Diluted	$0.03	$0.12
Shares used to compute net income per share:
Basic	67,674	65,238
Diluted	70,440	69,149

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$1,847	$8,463
Other comprehensive income (loss), net of tax:
Unrealized loss on investments, net of tax of $0 for the three months ended March 31, 2018 and 2017	—	(17)
Foreign currency translation adjustments, net of tax benefit of $29 and $35 for the three months ended March 31, 2018 and 2017, respectively(1)	393	370
Unrealized gain on interest rate swap, net of tax of $188 and $0 for the three months ended March 31, 2018 and 2017, respectively.	1,196	—
Other comprehensive income	1,589	353
Total comprehensive income	$3,436	$8,816
____________________________

(1)	Tax amount recognized in Other Long-Term Liabilities on the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$1,847	$8,463
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	20,084	6,899
Provision for losses on accounts receivable	—	87
Amortization of investment premiums	—	47
Amortization of debt issuance costs and discount	287	—
Stock-based compensation	8,473	5,474
Deferred income taxes	(2,332)	155
Gain on disposal of property and equipment	—	(88)
(Gain) loss on foreign currency	471	(216)
Excess tax benefits on stock-based awards	(797)	(914)
Changes in operating assets and liabilities:
Accounts receivable	(24,533)	(7,436)
Inventory	7,676	(5,102)
Prepaid expenses and other assets	1,003	825
Accounts payable, accrued expenses and other current liabilities	(421)	7,952
Accrued compensation	2,502	382
Deferred revenue and deferred profit	(138)	(307)
Accrued price protection liability	(1,359)	6,771
Other long-term liabilities	(792)	(320)
Net cash provided by operating activities	11,971	22,672

Investing Activities
Purchases of property and equipment	(2,381)	(743)
Purchases of intangible assets	—	(120)
Purchases of available-for-sale securities	—	(30,577)
Maturities of available-for-sale securities	—	20,785
Net cash used in investing activities	(2,381)	(10,655)

Financing Activities
Repayment of debt	(25,000)	—
Repurchases of common stock	—	(334)
Net proceeds from issuance of common stock	980	361
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,391)	(4,903)
Net cash used in financing activities	(26,411)	(4,876)
Effect of exchange rate changes on cash and cash equivalents	(258)	1,201
Increase (decrease) in cash, cash equivalents and restricted cash	(17,079)	8,342
Cash, cash equivalents and restricted cash at beginning of period	74,412	82,896
Cash, cash equivalents and restricted cash at end of period	$57,333	$91,238

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,546	$—
Cash paid for income taxes	$203	$421

Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$—	$861
Issuance of accrued share-based bonus plan	$6,997	$3,314
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency, or RF, high-performance analog, and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. MaxLinear's customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable DOCSIS broadband modems and gateways, wireline connectivity devices for in-home networking applications, RF transceivers and modems for wireless carrier access and backhaul infrastructure, fiber-optic modules for data center, metro, and long-haul transport networks, video set-top boxes and gateways, hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units, and power management and interface products used in these and a range of other markets. The Company is a fabless integrated circuit design company whose products integrate all or a substantial portions of a broadband communication system.
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

The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 20, 2018, or the Annual Report. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. On January 1, 2018, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606 and accordingly, modified its policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for the Company was to accelerate the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from recognition upon the sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method. The Company is now also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon the Company's sale to the distributor.
There have been no other material changes to our significant accounting policies during the three months ended March 31, 2018.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenue Recognition

All of the Company's revenue is generated from sales of the Company’s integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, the Company adopted ASC 606 and recognizes revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, the Company has elected the practical expedient and does not assess whether a customer contract has a significant financing component.
A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the Company satisfies a performance obligation. The Company applied ASC 606 to its customer contracts that were not completed before the January 1, 2018 adoption date. Customer purchase orders plus the underlying master sales agreements are considered to be contracts with the customer for purposes of applying the five-step approach under ASC 606.
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time of control transfers using the expected value method based on the Company's analysis of actual price adjustment claims by distributors and historical product return rates, and then reassessed at the end of each reporting period. The Company also considers whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of the Company's sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If the Company's current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under the Company's general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of the Company's customers resell our product as part of their product and thus are tax-exempt; however, to the extent the Company collects and remits taxes on product sales form customers, it has elected to exclude from the measurement of transaction price such taxes.
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. Although customers may place orders for products to be delivered on multiple dates that may be in different quarterly reporting periods, all of the orders are scheduled within one year from the order date. The Company has opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year.
Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to the Company's end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company also records a right of return asset, consisting of amounts representing the products the Company expects to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 12.
The Company assesses customer accounts receivable for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended March 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands, except per share amounts)
Consolidated statement of income:
Net revenue	$97,481	$13,346	$110,827
Cost of net revenue	42,992	5,167	48,159
Gross profit	54,489	8,179	62,668
Income (loss) from operations	(3,749)	8,179	4,430
Loss before income taxes	(8,196)	8,179	(17)
Income tax benefit	(3,582)	1,718	(1,864)
Net income (loss)	(4,614)	6,461	1,847
Basic earnings (loss) per share	(0.07)	0.10	0.03
Diluted earnings (loss) per share	(0.07)	0.10	0.03

	March 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$91,604	$(972)	$90,632
Inventory	45,679	79	45,758
Total current assets	201,958	(893)	201,065
Total assets	809,607	(893)	808,714
Deferred revenue and deferred profit	20,159	(20,159)	—
Accrued expenses and other current liabilities	14,542	11,171	25,713
Total current liabilities	76,049	(8,988)	67,061
Total liabilities	411,254	(8,988)	402,266
Accumulated deficit	(73,838)	8,095	(65,743)
Total stockholders' equity	398,353	8,095	406,448
Total liabilities and stockholders' equity	809,607	(893)	808,714
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through the Company’s distributors accounted for 39% and 23% of net revenue for the three months ended March 31, 2018 and 2017, respectively.
Restricted Cash
As of March 31, 2018 and December 31, 2017, the Company has restricted cash of $1.7 million and $2.5 million, respectively. The restricted cash is on deposit in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard replaced all prior U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance became effective for the Company on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company applied the guidance prospectively with an adjustment to accumulated deficit for the cumulative effect of adoption. Adoption of the amendments in this guidance accelerated the timing of the Company’s revenue and related cost recognition on products sold via some distributors, which changed from the sell-through method to the sell-in method under this guidance. The Company is also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights. The Company has performed an assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations. The impact of adoption of this new accounting standard for the year ending December 31, 2018 will vary depending on the level of inventory remaining at December 31, 2018 at distributors for which the Company previously recognized revenue on a sell-through basis, and therefore could have a material impact on the Company's revenues for the year ending December 31, 2018. The impact to accumulated deficit as of January 1, 2018 was not material. As a result of applying the guidance prospectively with an adjustment to accumulated deficit in the Company's consolidated financial statements for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three months ended March 31, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three months ended March 31, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period presented, unless impracticable, and if impracticable, would

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

be applied prospectively as of the earliest date practicable. The amendments in this update were effective for fiscal years beginning with fiscal year 2018, including interim periods within those years. The adoption of the amendments in this update did not have a material impact on the Company's consolidated statements of cash flows for the three months ended March 31, 2018 .

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require the Company to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for the Company for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the three months ended March 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. The Company also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the Company was not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts made in the three months ended March 31, 2018, refer to Note 10. Additional adjustments to such reported provisional amounts could result in a material adverse impact to the Company's consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for the Company beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this guidance in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which the Company adopted in the three months ended December 31, 2017, as described above.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election. The amendments in this

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
2. Net Income Per Share
Basic earnings per share, or EPS, is calculated by dividing net income by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$1,847	$8,463
Denominator:
Weighted average common shares outstanding—basic	67,674	65,238
Dilutive common stock equivalents	2,766	3,911
Weighted average common shares outstanding—diluted	70,440	69,149
Net income per share:
Basic	$0.03	$0.13
Diluted	$0.03	$0.12
The Company excluded 1.0 million and 0.4 million common stock equivalents for outstanding stock-based awards for the three months ended March 31, 2018 and 2017, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

paid to settle certain stock-based awards that were not assumed by MaxLinear in the merger. The Company funded the transaction with cash from the balance sheet of the combined companies, including $235.8 million of cash from Exar, and the net proceeds of approximately $416.8 million from $425.0 million of new transaction debt (Note 8).

Exar is a designer and developer of high-performance analog mixed-signal integrated circuits and sub-system solutions. The Company believes that the merger significantly furthers the Company's strategic goals of increasing revenue scale, diversifying revenues by end customers and addressable markets, and expanding its analog and mixed-signal footprint on existing tier-one customer platforms. Exar adds a diverse portfolio of high performance analog and mixed-signal products constituting power management and interface technologies that are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise networking, and automotive platforms. The Company intends to leverage combined technological expertise, cross-selling opportunities and distribution channels to significantly expand its serviceable addressable market.

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

(2)
MaxLinear assumed certain of Exar's outstanding stock-based awards as part of the merger, and estimated the fair value of such assumed stock-based awards. The portion allocated to purchase price consideration represents the vested assumed stock-based awards. The fair value of the MaxLinear equivalent stock options included in stock-based awards assumed was estimated using the Black-Scholes valuation model utilizing certain assumptions. Such assumptions are based on MaxLinear’s best estimates, which impact the fair value of the options calculated under the Black-Scholes methodology and, ultimately, the total consideration recorded for the acquisition.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is an allocation of purchase price as of the May 12, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon a preliminary estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Preliminary purchase price allocation:
Cash	$235,810
Accounts receivable	11,363
Inventory	48,536
Prepaid and other current assets	2,288
Property and equipment	3,442
Identifiable intangible assets	249,500
Deferred tax assets	7,675
Other assets	5,434
Accounts payable	(12,385)
Accrued expenses and other current liabilities	(10,464)
Accrued compensation	(5,253)
Other long-term liabilities	(3,030)
Identifiable net assets acquired	532,916
Goodwill	159,811
Total purchase price	$692,727

The fair value of inventories acquired from Exar included an acquisition accounting fair market value step-up of $24.3 million, which was fully amortized in 2017. Included in other assets in the Exar purchase price allocation is $5.0 million held in escrow pertaining to indemnification obligations under the purchase agreement associated with the November 9, 2016 divestiture of a business unit by Exar (Note 13).
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
Assumptions in the Allocation of Purchase Price
Management prepared the purchase price allocation for Exar and, in doing so, considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment. Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Exar with the operations of MaxLinear. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Adjustments between the preliminary purchase price allocations initially recorded as reflected in the Company's interim condensed consolidated financial statements as of June 30, 2017 and the amounts reflected as of March 31, 2018 have not been material. Updates to and/or completion of the estimates of certain tax-related assets acquired and liabilities assumed from Exar associated with the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company's evaluation of certain income tax positions of Exar may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent reporting periods. We expect to complete the purchase price allocation for Exar within 12 months of the acquisition date.
The fair value of the identified intangible assets acquired from Exar was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.
In connection with the acquisition of Exar, the Company has assumed liabilities related to product quality issues, warranty claims, and contract obligations, which are included in accrued expenses and other current liabilities in the purchase price allocation above. The Company has also assumed a purchase agreement that includes an indemnification obligation from Exar related to a November 9, 2016 business unit divestiture by Exar. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the divestiture, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. The amount of the indemnification for breaches of representations and warranties, covenants and other matters under the applicable purchase agreement could be up to the full purchase price received by Exar in the divestiture (Note 13).
Goodwill recorded in connection with the acquisition of Exar was $159.8 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
Acquisition of Certain Assets and Assumption of Certain Liabilities of the G.hn business of Marvell Semiconductor, Inc.
On April 4, 2017, the Company consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor, Inc., or Marvell, to purchase certain assets and assume certain liabilities of Marvell’s G.hn business, including its Spain legal entity, for aggregate cash consideration of $21.0 million. The Company also hired certain employees of the G.hn business outside of Spain and assumed employment obligations of the Spanish entity acquired, which is now a subsidiary of MaxLinear. The acquired assets and assumed liabilities, together with the employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into its existing business.
4. Restructuring Activity

From time to time, the Company approves and implements restructuring plans as a result of acquisitions, internal resource alignment, and cost saving measures. Such restructuring plans include vacating certain leased facilities, terminating employees, and cancellation of contracts.

In 2017, the Company incurred charges related to employee separation, incremental stock-based compensation, other severance-related, lease related and other charges resulting from the acquisition of Exar. There were no similar restructuring charges for the three months ended March 31, 2018. Total sublease income related to leased facilities the Company ceased using was approximately $0.7 million for the three months ended March 31, 2018. Sublease income was approximately $0.5 million for the three months ended March 31, 2017.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a roll-forward of the Company's restructuring liability for the three months ended March 31, 2018. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2017	$239	$2,693	$107	$3,039
Cash payments	(172)	(570)	—	(742)
Non-cash items	(25)	(27)	(70)	(122)
Liability as of March 31, 2018	$42	$2,096	$37	$2,175

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the three months ended March 31, 2018, the Company adjusted its allocation of purchase price for the acquisition of Exar related to updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding decrease in goodwill of $0.2 million.

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$237,992
Adjustments	(182)
Balance as of March 31, 2018	$237,810

The Company performs an annual goodwill impairment assessment on October 31st each year, using a two-step quantitative assessment. Step one is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2018 and 2017, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		March 31, 2018			December 31, 2017
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(718)	$1,352	$2,070	$(575)	$1,495
Developed technology	6.9	241,561	(48,220)	193,341	241,561	(39,252)	202,309
Trademarks and trade names	6.1	13,800	(2,557)	11,243	13,800	(1,992)	11,808
Customer relationships	4.6	121,100	(33,908)	87,192	121,100	(26,661)	94,439
Non-compete covenants	3.0	1,100	(597)	503	1,100	(506)	594
	6.1	$379,631	$(86,000)	$293,631	$379,631	$(68,986)	$310,645
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of net revenue	$8,978	$2,684
Research and development	42	137
Selling, general and administrative	7,994	1,881
	$17,014	$4,702

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of income results primarily from acquired developed technology.

The following table sets forth the activity during the three months ended March 31, 2018 related to finite-lived intangible assets resulting from amortization:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$310,645
Amortization	(17,014)
Balance as of March 31, 2018	$293,631

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2018 and 2017, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2018:

Amount
(in thousands)
2018 (9 months)	$51,027
2019	57,191
2020	56,325
2021	55,542
2022	38,012
Thereafter	35,534
Total	$293,631
Indefinite-lived Intangible Assets
There were no changes in the Company’s indefinite-lived intangible assets during the three months ended March 31, 2018.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three months ended March 31, 2018 and 2017, no indicators of impairment were identified and, as a result, no impairment of indefinite-lived intangible assets was recorded.

6. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$2,118	$734
The fair value of the Company’s financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and is recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. The pricing services may use market-based observable inputs for the interest rate swap over the term of the swap, including one month LIBOR-based yield curves and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of March 31, 2018 and December 31, 2017, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a summary of the Company’s financial instruments that were measured at fair value on a recurring basis and the related level of the fair value hierarchy:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Interest rate swap, March 31, 2018	$2,118	$—	$2,118	$—
Interest rate swap, December 31, 2017	$734	$—	$734	$—

The following table summarizes activity for the interest rate swap:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Interest rate swap asset
Beginning balance	$734	$—
Unrealized gain included in other comprehensive income	1,384	—
Ending balance	$2,118	$—
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2018 and 2017.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, net receivables, certain other assets, accounts payable, accrued price protection liability, accrued expenses, accrued compensation costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$55,645	$71,872
Short-term restricted cash	617	1,476
Long-term restricted cash	1,071	1,064
Total cash, cash equivalents and restricted cash	$57,333	$74,412

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Inventory consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Work-in-process	$21,102	$21,823
Finished goods	24,518	31,611
Inventory expected to be received from distributors as returns	138	—
	$45,758	$53,434
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2018	December 31, 2017
		(in thousands)
Furniture and fixtures	5	$2,103	$2,105
Machinery and equipment	3-5	34,221	33,462
Masks and production equipment	2	11,788	11,470
Software	3	4,704	4,695
Leasehold improvements	1-5	14,271	14,340
Construction in progress	N/A	1,980	639
		69,067	66,711
Less accumulated depreciation and amortization		(47,074)	(44,053)
		$21,993	$22,658

Depreciation expense for the three months ended March 31, 2018 and 2017 was $3.1 million and $2.2 million, respectively.
Deferred revenue and deferred profit consist of the following:

	March 31, 2018	December 31, 2017(1)
	(in thousands)
Deferred revenue—rebates	$—	$156
Deferred revenue—distributor transactions	—	5,341
Deferred cost of net revenue—distributor transactions	—	(1,135)
	$—	$4,362
__________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales.
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$21,571	$15,176
Charged as a reduction of revenue	10,744	11,698
Reversal of unclaimed rebates	(2,367)	—
Payments	(9,736)	(4,927)
Ending balance	$20,212	$21,947

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017(1)
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	857	1,497
Accrued engineering and production costs	618	2,378
Accrued restructuring	2,175	3,039
Accrued royalty	1,027	1,206
Accrued leases—other	1,129	1,105
Accrued customer credits	1,315	2,667
Customer contract liabilities	114	—
Accrued obligations to customers for price adjustments	10,729	—
Accrued obligations to customers for stock rotation rights	1,077	—
Other	2,172	3,914
	$25,713	$20,306
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to include customer contract liabilities and accrued obligations to customers for price adjustments and stock rotation rights, which are now required to be estimated and disclosed at the time of sale.

8. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)

Principal	$330,000	$355,000
Less:
Unamortized debt discount	(1,855)	(1,930)
Unamortized debt issuance costs	(5,249)	(5,461)
Net carrying amount of long-term debt	322,896	347,609
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$322,896	$347,609
On May 12, 2017, the Company entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar (Note 3). The credit agreement provides for an initial secured term B loan facility, or the “Initial Term Loan,” in an aggregate principal amount of $425.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $95.0 million from origination through March 31, 2018.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of March 31, 2018, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of March 31, 2018, the weighted average effective interest rate payable on the long-term debt was 4.3%.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $398.5 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 4.6%, which represents a Level 3 fair value measurement. The debt discount of $2.1 million and debt issuance costs of $6.0 million are being amortized to interest expense using the effective interest method from the issuance date through the contractual maturity date of the term loan of May 12, 2024. During the three months ended March 31, 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense. The approximate fair value of the term loan as of March 31, 2018 was $320.8 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of March 31, 2018, the remaining principal balance on the term loan of $330.0 million is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of March 31, 2018 and December 31, 2017, the fair value of the interest rate swap asset was $2.1 million and $0.7 million (Note 6), respectively, and is included in other long-term assets in the consolidated balance sheets. The increase in fair value related to the interest rate swap asset included in other comprehensive income for the three months ended March 31, 2018 was $1.4 million. The interest rate swap expires in October 2020 and the total $1.4 million of unrealized gain recorded in accumulated other comprehensive income at March 31, 2018 is not expected to be recorded against interest expense over the next twelve months.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At March 31, 2018, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2017. There have been no material changes to the terms of the Company's equity incentive plans during the three months ended March 31, 2018. All current stock awards are issued under the 2010 Plan and ESPP.
As of March 31, 2018, the number of shares of common stock reserved for issuance under the 2010 Plan was 13,874,903 shares. As of March 31, 2018, the number of shares of common stock reserved for issuance under the ESPP was 2,406,646 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of net revenue	$106	$59
Research and development	4,374	3,493
Selling, general and administrative	3,993	1,922
	$8,473	$5,474
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of March 31, 2018 was $47.7 million, and the weighted average period over which these equity awards are expected to vest is 2.33 years. The total unrecognized compensation cost related to unvested stock options as of March 31, 2018 was $5.5 million, and the weighted average period over which these equity awards are expected to vest is 1.75 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2017	3,183	$20.13
Granted	397	23.42
Vested	(663)	19.97
Canceled	(58)	22.36
Outstanding at March 31, 2018	2,859	20.61
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of employee stock purchase rights and stock options granted to employees. Stock based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the three months ended March 31, 2018, there were no shares of common stock purchased under the ESPP.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Three Months Ended
March 31, 2018
Weighted-average grant date fair value per share	$6.51
Risk-free interest rate	1.39%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	36.97%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term is the duration of the offering period for each grant date. In addition, the estimated volatility incorporates the historical volatility over the expected term based on the Company's daily closing stock prices.
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,069	$8.95
Exercised	(129)	7.63
Canceled	(5)	18.40
Outstanding at March 31, 2018	2,935	$8.99	2.36	$40,641
Vested and expected to vest at March 31, 2018	2,899	$8.90	2.33	$40,413
Exercisable at March 31, 2018	2,559	$8.07	2.03	$37,767

No stock options were granted by the Company during the three months ended March 31, 2018.

The intrinsic value of stock options exercised was $2.1 million and $1.9 million in the three months ended March 31, 2018 and 2017, respectively. Cash received from exercise of stock options was $1.0 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively. The tax benefit from stock options exercised was $2.1 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2018, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2017 performance period. At March 31, 2018, the Company has an accrual of $1.8 million for bonus awards for employees for year-to-date achievement in the 2018 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company recorded an income tax benefit of $1.9 million in the three months ended March 31, 2018 and a provision for income taxes of $2.0 million for the three months ended March 31, 2017. The income tax benefit in the three months ended March 31, 2018 primarily relates to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain foreign reserves for uncertain tax positions under ASC 740-10.
The provision for income taxes in the three months ended March 31, 2017 primarily relates to federal alternative minimum tax due to the Company's limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of income as income tax expense. During the three months ended March 31, 2018, the Company’s unrecognized tax benefits decreased by $0.7 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2018 were approximately $0.8 million and $0.2 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in various states and foreign tax jurisdictions. At March 31, 2018, the Company’s tax years for 2013, 2012, and 2009 and forward are subject to examination by federal, state, and foreign tax authorities, respectively. The Company is currently under examination by the California Franchise Tax Board for the 2014 and 2015 tax years.  The Company does not expect the examination to have a material effect on the Company's consolidated financial position or results of operations.  However, certain of the Company's state tax attribute carryforwards, which currently have a full valuation allowance, could be reduced.
In April 2017, the Company's subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the three months ended March 31, 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018, the transition of U.S international taxation from a worldwide tax system to a

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

territorial system, which includes a new federal tax on global intangible low-taxed income (Global Minimum Tax or GMT), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In its 2017 consolidated financial statements, the Company calculated its best estimate of the impact of the Tax Act in its 2017 income tax benefit in accordance with its understanding of the Tax Act and guidance available as of the date of the filing of the Annual Report.
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
The Company was able to make reasonable estimates of certain effects and, therefore, recorded certain provisional adjustments in the 2017 income tax benefit. Refer to Note 10 to the Company's consolidated financial statements included in the Annual Report for further details. During the three month period ended March 31, 2018, the Company recognized no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax (BEAT), a new global minimum tax, GMT, a new limitation on deductible interest expense, and limitations on the use of net operating losses.
At March 31, 2018, the Company's accounting for certain elements of the Tax Act is incomplete. The provisional amounts recorded are subject to revisions as the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. Adjustments to the provisional amounts may materially impact the Company's consolidated income tax provision (benefit) and effective tax rates in the period(s) in which such adjustments are made. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. The Company's accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice with respect to the GMT of either (1) treating taxes due on future U.S. inclusions in taxable income related to GMT as a current-period expense when incurred or (2) as a component of deferred income taxes. The Company will make its accounting policy election for this item when its analysis is complete, during the measurement period. At March 31, 2018, because the Company is still evaluating the GMT provisions and an analysis of future taxable income that is subject to GMT, the Company has included GMT related to current year operations only in the estimated annual effective tax rate and has not provided additional GMT on deferred items.

11. Concentration of Credit Risk, Significant Customers and Revenue by Geographic Region
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company makes periodic evaluations of the credit worthiness of its customers.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2018	2017
Percentage of total net revenue
Customer A	27%	31%
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	March 31,	December 31,
	2018	2017
Percentage of gross accounts receivable
Customer A	10%	*
Customer B	13%	17%
Customer C	*	10%
____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2018	2017
Vendor A	21%	21%
Vendor B	19%	19%
Vendor C	*	15%
Vendor D	16%	12%
Vendor E	14%	17%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended March 31,
	2018		2017
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$84,814	77%	$84,332	95%
United States	5,195	5%	145	—%
Rest of world	20,818	19%	4,364	5%
Total	$110,827	100%	$88,841	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2018	2017
Percentage of total net revenue
China	61%	78%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2018		2017
	Amount	% of total	Amount	% of total
United States	$468,774	84%	$481,638	84%
Singapore	87,187	16%	92,414	16%
Rest of world	2,055	—%	1,643	—%
Total	$558,016	100%	$575,695	100%

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three months ended
	March 31,
	2018	2017(1)

Connected home	$65,658	$77,240
% of net revenue	59%	87%
Infrastructure	20,490	11,534
% of net revenue	19%	13%
Industrial and multi-market	24,679	67
% of net revenue	22%	—%
Total net revenue	$110,827	$88,841
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales.
Contract Liabilities
As of March 31, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the three months ended March 31, 2018 that was included in the contract liability balance as of January 1, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2018.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $20.2 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold were $10.7 million and $1.1 million, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets (Note 7). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of January 1, 2018 was not material. As of March 31, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of March 31, 2018, there were no impairment losses recorded on customer accounts receivable.

13. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through 2023. As of March 31, 2018, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2018 (9 months)	$6,631	$49,183	$5,651	$61,465
2019	9,242	—	7,761	17,003
2020	9,444	—	3,781	13,225
2021	9,238	—	30	9,268
2022	5,102	—	—	5,102
Thereafter	792	—	—	792
Total minimum payments	$40,449	$49,183	$17,223	$106,855

Other obligations consist of contractual payments due for software licenses.

The total rental expense for operating leases was $1.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 4). Such subleases expire at various years through fiscal 2023. As of March 31, 2018, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2018 (9 months)	$2,184
2019	3,604
2020	4,088
2021	4,152
2022	879
Thereafter	352
Total minimum rental income	$15,259

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended March 31, 2018 and 2017 was approximately $0.7 million and $0.5 million, respectively (Note 4).

Exar iML Divestiture Indemnification

Under the terms of the purchase agreement relating to the November 9, 2016 divestiture of Integrated Memory Logic Limited, or iML, by Exar, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.9 million has been released through March 31, 2018. In addition, Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. If the Company were required to make payments in satisfaction of these indemnification obligations, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleged that the Company infringed U.S. Patent Nos. 7,075,585, or the ‘585 Patent and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners.
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
In addition, the Company has filed four petitions for inter partes review, or IPR, by the US Patent Office, two for each of the CrestaTech patents asserted against the Company. The Patent Trial and Appeal Board, or the PTAB, did not institute two of these IPRs as being redundant to IPRs filed by another party that were already underway for the same CrestaTech patent.  The remaining two petitions were instituted or instituted-in-part meaning, together with the IPRs filed by third parties, there were currently six IPR proceedings instituted involving the two CrestaTech patents asserted against the Company.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB's rulings for the ‘792 Patent. The Federal Circuit heard oral argument on these appeals on December 4, 2017. On December 7, the Federal Circuit issued a Rule 36 affirmance in one of the '585 appeals, affirming that the two remaining claims that the ITC had ruled were valid and infringed (claims 12 and 13) are unpatentable. On January 25, 2018, the Federal Circuit issued its ruling in the other ‘585 appeal, vacating the PTAB's ruling that certain claims were not unpatentable and remanding to the PTAB for further analysis of whether CrestaTech is estopped from arguing and/or has waived the right to argue whether six dependent claims are patentable.

As a result of these IPR decisions, all 13 claims that CrestaTech asserted against the Company in the ITC Investigation have been found to be unpatentable by the PTAB and the Federal Circuit.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe became the named party in the then-pending IPRs, Federal Circuit appeal and District Court Litigation.
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. The parties are in the process of submitting an updated status report, in which at least we will request that the stay continue pending resolution of the one remaining IPR proceeding.
The Company cannot predict the outcome of the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, MaxLinear’s demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

amended complaint. MaxLinear filed its answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against the Company, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. The cross-complaint seeks damages from MaxLinear to reimburse Broadcom for the fees and costs it is incurring for the lawsuit, along with attorneys’ fees and costs. On May 2, 2018, Broadcom filed a request to voluntarily dismiss its cross-complaint. As of now, no trial date has been set. The Court set a case management conference set for June 1, 2018. The Company intends to vigorously defend against the lawsuit as it proceeds.
The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
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
Overview
We are a provider of radio-frequency, or RF, high-performance analog, and mixed-signal communications systems-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a broadband communication system. In most cases, these products are designed on a single silicon-die, using standard digital CMOS processes and conventional packaging technologies. We believe this enables our solutions to achieve superior power, performance, and cost advantages relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate the Company’s products in a wide range of electronic devices. Examples of such end market electronic devices incorporating our products include cable DOCSIS broadband modems and gateways; wireline connectivity devices for in-home networking applications; RF transceivers and modems for wireless carrier access and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; video set-top boxes and gateways; hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units; and power management and interface products used in these and a range of other markets.

We combine our high-performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software, high-performance analog, and embedded systems to provide highly integrated semiconductor devices and platform-level solutions that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our solutions have high levels of functional integration and performance, small silicon die size, and low power consumption. Moreover, with our acquisition of Exar Corporation in 2017, we are uniquely positioned to offer customers a combination of proprietary CMOS-based radio system architectures that provide the benefits of superior RF system performance, along with high-performance analog interface and power management solutions that enable shorter design cycles, significant design flexibility, and low system cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multimarket applications.

Our net revenue has grown from approximately $0.6 million in fiscal year 2006 to $420.3 million in fiscal year 2017. In the three months ended March 31, 2018, revenues were $110.8 million. In fiscal year 2017 and in the three months ended March 31, 2018, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 77% and 95% of our net revenue in the three months ended March 31, 2018 and 2017, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three months ended March 31, 2018 and 2017 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three months ended March 31, 2018 and 2017 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. A growing portion of our business consists of products, specifically our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2018, one of our customers, Arris Group, Inc., or Arris, accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue. In the three months ended March 31, 2017, Arris accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Exar is a designer and developer of high-performance analog mixed-signal integrated circuits and sub-system solutions. The merger significantly furthers our strategic goals of increasing revenue scale, diversifying revenues by end customers and addressable markets, and expanding our analog and mixed-signal footprint on existing tier-one customer platforms. Exar adds a diverse portfolio of high-performance analog and mixed-signal products constituting power management and interface technologies that are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise networking, and automotive platforms. We intend to leverage combined technological expertise, cross-selling opportunities and distribution channels to significantly expand our serviceable addressable market. For a discussion of specific risks and uncertainties that could affect our ability to achieve these and other strategic objectives of our acquisitions, please refer to Part II, Item 1A, “Risk Factors” under the subsection captioned “Risks Relating to Our Recent Acquisitions.”
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
On January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, and accordingly, modified our policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for MaxLinear was to accelerate the timing of our revenue and related cost recognition on products sold via some of our distributors, which changed from recognition upon the sale to our distributors' end customers, or the sell-through method, to recognition upon our sale to the distributor, or the sell-in method. We are now also required to estimate the effects of pricing credits to our distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon our sale to the distributor.
There have been no other material changes to our critical accounting policies during the three months ended March 31, 2018.
For a summary of our other critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission, or SEC, on February 20, 2018, or our Annual Report.
Revenue Recognition
All of our revenue is generated from sales of our integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, we adopted ASC 606 and recognize revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account our customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if we have a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of our product sales, transfer of control occurs upon shipment to our distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the we consider the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component.
A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when we satisfy a performance obligation. We applied ASC 606 to our customer contracts that were not completed before the January 1, 2018 adoption date. Customer purchase orders plus the underlying master sales agreements are considered to be contracts with the customer for purposes of applying the five-step approach under ASC 606.
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time control transfers using the expected value method based on our analysis of actual price adjustment claims by distributors and product and historical return rates, and then reassessed at the end of each reporting period. We also consider whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of our sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If our current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under our general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of our customers resell our product as part of their product and thus are tax-exempt, however to the extent we collect and remit taxes on product sales from customers, we have elected to exclude from the measurement of transaction price such taxes.
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. Although customers may place orders for products to be delivered on multiple dates that may be in different quarterly reporting periods, all of the orders are scheduled within one year from the order date. We have opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. We have also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year.

Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to our end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. We also record a right of return asset consist of amounts representing the products we expect to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when we believe unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 12 to our consolidated financial statements.
We assess customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended March 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
Consolidated statement of income:	(in thousands, except per share amounts)
Net revenue	$97,481	$13,346	$110,827
Cost of net revenue	42,992	5,167	48,159
Gross profit	54,489	8,179	62,668
Income (loss) from operations	(3,749)	8,179	4,430
Loss before income taxes	(8,196)	8,179	(17)
Income tax benefit	(3,582)	1,718	(1,864)
Net income (loss)	(4,614)	6,461	1,847
Basic earnings (loss) per share	(0.07)	0.10	0.03
Diluted earnings (loss) per share	(0.07)	0.10	0.03

	March 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$91,604	$(972)	$90,632
Inventory	45,679	79	45,758
Total current assets	201,958	(893)	201,065
Total assets	809,607	(893)	808,714
Deferred revenue and deferred profit	20,159	(20,159)	—
Accrued liabilities and other current liabilities	14,542	11,171	25,713
Total current liabilities	76,049	(8,988)	67,061
Total liabilities	411,254	(8,988)	402,266
Accumulated deficit	(73,838)	8,095	(65,743)
Total stockholders' equity	398,353	8,095	406,448
Total liabilities and stockholders' equity	809,607	(893)	808,714
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.

Revenues from sales through our distributors accounted for 39% and 23% of net revenue for the three months ended March 31, 2018 and 2017, respectively.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard replaced all prior U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance became effective for MaxLinear on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We applied the guidance prospectively with an adjustment to retained earnings for the cumulative effect of adoption. Adoption of the amendments in this guidance accelerated the timing of our revenue and related cost recognition on products sold via some distributors, which changed from the sell-through method to the sell-in method under this guidance. We are also required to estimate the effects of pricing credits to our distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights. We have performed an assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations. The impact of adoption of this new accounting standard for the year ending December 31, 2018 will vary depending on the level of inventory remaining at December 31, 2018 at distributors for which we previously recognized revenue on a sell-through basis, and therefore could have a material impact on our revenues for the year ending December 31, 2018. The impact to retained earnings as of January 1, 2018 is not material. As a result of applying the guidance prospectively with an adjustment to retained earnings in our consolidated financial statements for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three months ended March 31, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three months ended March 31, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination and proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities, and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities.

Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update were effective for us in fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated statement of cash flows for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require us to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for us for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three months ended March 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why we were not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts in the three months ended March 31, 2018, refer to Note 10 to the accompanying consolidated financial statements. Additional adjustments to such reported provisional amounts could result in a material adverse impact to our consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for us beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We adopted the amendments in this update in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three months ended March 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which the Company adopted in the three months ended December 31, 2017, as described above.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We intend to make this election. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this update on our consolidated financial position and results of operations; however, adoption of the amendments in this update is expected to have a material impact on our consolidated financial position.

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
Net Revenue. Net revenue is generated from sales of radio-frequency, mixed-signal and high-performance analog integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.
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
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt. Other income (expense) generally consists of income (expense) generated from non-operating transactions.
Income Tax Provision (Benefit). We make certain estimates and judgments in determining income taxes for financial statement purposes, including certain provisional estimates in the three months ended March 31, 2018 for certain tax effects of the Tax Act for which accounting under ASC 740 is incomplete, as permitted under SAB 118. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

The following table sets forth our unaudited consolidated statements of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net revenue	100%	100%
Cost of net revenue	43	40
Gross profit	57	60
Operating expenses:
Research and development	28	27
Selling, general and administrative	24	21
Total operating expenses	53	48
Income from operations	4	12
Interest and other income (expense), net	(4)	—
Income before income taxes	—	12
Income tax provision (benefit)	(2)	2
Net income	2%	10%
Net Revenue

	Three months ended
	March 31,
	2018	2017(1)	$ Change	% Change
	(dollars in thousands)
Connected home	$65,658	$77,240	$(11,582)	(15)%
% of net revenue	59%	87%
Infrastructure	20,490	11,534	8,956	78%
% of net revenue	19%	13%
Industrial and multi-market	24,679	67	24,612	36,734%
% of net revenue	22%	—%
Total net revenue	$110,827	$88,841	$21,986	25%
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales. Refer to “Critical Accounting Policies and Estimates” section above for further details regarding the impact of this change in accounting.
Net revenue increased $22.0 million to $110.8 million in the three months ended March 31, 2018 from $88.8 million in the three months ended March 31, 2017. The decrease in connected home net revenue of $11.6 million was primarily driven by the anticipated declines in Entropic's satellite analog channel-stacking solutions for the satellite pay-TV, lower tuner shipments for terrestrial and cable video set-top boxes, which were partially offset by increased cable modem and data gateway sales. Infrastructure revenue increased $9.0 million, primarily related to the incremental contribution of shipments from our power management and data encryption products acquired from Exar in May 2017 and strength in our wireless backhaul products, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs. The increase in industrial and multi-market net revenue of $24.6 million was primarily related to the incremental contribution of shipments from Exar.

Cost of Net Revenue and Gross Profit

	Three months ended
	March 31,
	2018	2017(1)	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$48,159	$35,917	$12,242	34%
% of net revenue	43%	40%
Gross profit	62,668	52,924	9,744	18%
% of net revenue	57%	60%
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize cost of net revenue related to certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales. Refer to “Critical Accounting Policies and Estimates” section above for further details regarding the impact of this change in accounting.
Cost of net revenue increased $12.2 million to $48.2 million in the three months ended March 31, 2018 from $35.9 million in the three months ended March 31, 2017. The increase was primarily driven by acquired intangible amortization of $6.3 million primarily related to the acquisition of Exar in May 2017, the G.hn business acquired from Marvell in April 2017, and the wireless infrastructure business acquired from Broadcom in July 2016, and higher sales. The gross profit percentage decreased to 57% in the three months ended March 31, 2018, as compared to 60% in the three months ended March 31, 2017. The decrease was primarily due to the previously mentioned increase in intangible amortization, which was partially offset by sales of higher margin products.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three months ended
	March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$31,121	$23,878	$7,243	30%
% of net revenue	28%	27%
Research and development expense increased $7.2 million from $23.9 million in the three months ended March 31, 2017 to $31.1 million in the three months ended March 31, 2018. The increase was primarily due to increases in payroll-related expense of $3.9 million, prototype expense of $2.4 million, depreciation expense of $0.4 million, and occupancy expense of $0.3 million. Payroll, depreciation, and occupancy increases are related to our acquisitions of Exar Corporation in May 2017 and the G.hn business acquired from Marvell in April 2017. Prototype expense increased $2.4 million due to new projects in 2018.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended
	March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$27,117	$18,613	$8,504	46%
% of net revenue	24%	21%

Selling, general and administrative expense increased $8.5 million from $18.6 million in the three months ended March 31, 2017, to $27.1 million in the three months ended March 31, 2018. The increase was primarily due to an increase in amortization expense of $6.1 million related to intangible assets from our acquisitions of Exar Corporation in May 2017, and the G.hn business acquired from Marvell in April 2017, as well as increases in payroll-related expenses and occupancy fees of $4.8 million and $0.2 million, respectively, related to incremental personnel and leases we acquired and continue to utilize from such acquisitions, partially offset by a decrease in professional fees of $2.7 million mainly due to lower merger and acquisition-related expenses.
We expect selling, general and administrative expenses to decrease or remain flat in the near-term; however, our expenses may increase in the future when we expand our sales and marketing organization to enable expansion into existing and new markets.
Interest and Other Income (Expense), Net

	Three months ended
	March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(4,447)	$51	$(4,498)	(8,820)%
% of net revenue	(4)%	—%
Interest and other income (expense), net reversed by $4.5 million from $0.05 million interest and other income in the three months ended March 31, 2017, becoming a net expense of $4.4 million in the three months ended March 31, 2018. This was primarily due to interest expense of $3.9 million related to interest charges on debt outstanding under the Exar acquisition term loan facility during the first fiscal quarter of 2018, as well as increases in other expenses related to fluctuations in foreign currency transactions as a result of increased activities from existing and recently acquired foreign subsidiaries.
Provision (Benefit) for Income Taxes

	Three months ended
	March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$(1,864)	$2,021	$(3,885)	(192)%
% of net revenue	(2)%	2%
The income tax benefit in the three months ended March 31, 2018 was $1.9 million compared to an income tax provision of $2.0 million in the three months ended March 31, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included the reduction of the U.S. federal corporate tax rate from 35% to 21%. Additionally, in April 2017, our subsidiary in Singapore began operating under certain tax incentives in Singapore, which reduced our Singapore corporate tax rate from 17% to a concessionary rate as described in more detail below. The income tax benefit in the three months ended March 31, 2018 primarily relates to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock based compensation, and release of certain foreign reserves for uncertain tax positions under ASC 740-10.
The provision for income taxes in the three months ended March 31, 2017 primarily relates to federal tax due to our limitation on use of net operating losses, credit carryforwards, state income taxes, and income taxes in certain foreign jurisdictions.

We continue to maintain a valuation allowance to offset state and certain foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, as of March 31, 2018, and our provision estimates for the effects of the Tax Act, we concluded that a valuation allowance should continue to be recorded against our state deferred tax assets, certain federal deferred tax assets, and deferred tax assets in certain foreign jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. In the future, we could remove some or all of the valuation allowance against our state and certain federal and foreign deferred tax assets if we meet the more-likely-than-not threshold at such time.
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
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $55.6 million, restricted cash of $1.7 million and net accounts receivable of $90.6 million. Additionally, as of March 31, 2018, our working capital was $134.0 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment and intangible assets. We also use cash to pay down outstanding debt. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, and amortization and depreciation of acquired intangible assets and property and equipment. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.
Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. Our credit agreement, under which we entered into a term loan to partially fund our acquisition of Exar, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. We have not requested any incremental loans to date.
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Working capital	$134,004	$124,918
Cash and cash equivalents	$55,645	$71,872
Short-term restricted cash	617	1,476
Long-term restricted cash	1,071	1,064
Total cash, cash equivalents and restricted cash	$57,333	$74,412

Following is a summary of our cash flows provided by operating activities, and used in investing and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$11,971	$22,672
Net cash used in investing activities	(2,381)	(10,655)
Net cash used in financing activities	(26,411)	(4,876)
Effect of exchange rate changes on cash and cash equivalents	(258)	1,201
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,079)	$8,342
Cash Flows from Operating Activities
Net cash provided by operating activities was $12.0 million for the three months ended March 31, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from adding back $29.3 million in non-cash operating expenses to net income of $1.8 million, partially offset by $16.1 million in changes in operating assets and liabilities, $2.3 million in deferred income taxes and $0.8 million in excess tax benefits on stock-based awards. Non-cash operating expense items included in net income for the three months ended March 31, 2018 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $20.1 million, stock-based compensation of $8.5 million, and losses on foreign currency of $0.5 million. Changes in operating assets and liabilities of $16.1 million were primarily affected by an increase in accounts receivable, net of $24.5 million, which was due to the fact that net revenue for the quarter was back-end loaded, with a substantial portion of shipments occurring in the third month of the quarter.

Net cash provided by operating activities was $22.7 million for the three months ended March 31, 2017. Net cash provided by operating activities for this period primarily consisted of net positive cash flow from adding back $12.2 million in non-cash operating expenses to net income of $8.5 million plus changes in operating assets and liabilities of $2.8 million and deferred income taxes of $0.2 million, partially offset by excess tax benefits on stock-based awards of $0.9 million. Non-cash operating expenses included in net income for the three months ended March 31, 2017 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $6.9 million and stock-based compensation of $5.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.4 million for the three months ended March 31, 2018. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.

Net cash used in investing activities was $10.7 million for the three months ended March 31, 2017. Net cash used in investing activities for this period consisted primarily of cash outflows from $30.6 million in purchases of securities and $0.7 million in purchases of property and equipment, partially offset by cash inflows from $20.8 million in maturities of securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $26.4 million for the three months ended March 31, 2018, and consisted primarily of cash outflows from aggregate prepayments of principal of $25.0 million on outstanding debt and $2.4 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $1.0 million in net proceeds from issuance of common stock.

Net cash used in financing activities was $4.9 million for the three months ended March 31, 2017, and consisted primarily of $4.9 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards.

We believe that our $55.6 million of cash and cash equivalents at March 31, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $95.0 million of Exar-related transaction debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2018, we issued 0.3 million freely-tradable shares of our common stock in settlement of bonus awards for the 2017 performance period. We expect to implement a similar equity-based plan for fiscal 2018, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2018, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of March 31, 2018, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations, and other obligations are as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
	(in thousands)
Long-term debt	$330,000	$—	$—	$—	$330,000
Operating lease obligations	40,449	6,631	18,686	14,340	792
Inventory purchase obligations	49,183	49,183	—	—	—
Other obligations	17,223	5,651	11,542	30	—
Total	$436,855	$61,465	$30,228	$14,370	$330,792

Other obligations consist of contractual payments due for software licenses.
Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, decreased by $14.9 million to $436.9 million as of March 31, 2018, from $451.8 million as of December 31, 2017 primarily as a result of prepayments of debt and contractual payments made on our operating leases, software licenses and outstanding inventory orders during the period, partially offset by increased orders of inventory placed with our vendors.
Other than disclosed above, there have been no other material changes during the three months ended March 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates would result in a change to translation gain/loss in accumulated other comprehensive income of approximately $0.4 million.
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of March 31, 2018, aggregate borrowings under the Initial Term Loan were $330.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the three months ended March 31, 2018, the rate increase would have resulted in an immaterial increase to interest expense, due to our $95.0 million in prepayments to date on the principal balance of the loan, which reduced the unhedged portion of the loan balance during the period.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2017, we completed the acquisition of Exar and, as a result, we have been integrating the processes, systems, and controls relating to Exar into our existing system of internal control over financial reporting in accordance with our integration plans through the fiscal quarter ended March 31, 2018. We expect to complete the integration of the internal controls over financial reporting related to Exar in 2018. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CrestaTech Litigation
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleged that we infringe U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.

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

In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. The Federal Circuit heard oral argument on these appeals on December 4, 2017. On December 7, the Federal Circuit issued a Rule 36 affirmance in one of the '585 appeals, affirming that the two remaining claims that the ITC had ruled were valid and infringed (claims 12 and 13) are unpatentable. On January 25, 2018, the Federal Circuit issued its ruling in the other ‘585 appeal, vacating the PTAB's ruling that certain claims were not unpatentable and remanding to the PTAB for further analysis of whether CrestaTech is estopped from arguing and/or has waived the right to argue whether six dependent claims are patentable.

As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB and the Federal Circuit.

On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe became the named party in the then-pending IPRs, Federal Circuit appeal and District Court Litigation.

In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. The parties are in the process of submitting an updated status report, in which at least we will request that the stay continue pending resolution of the one remaining IPR proceeding.

We cannot predict the outcome of the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. The cross-complaint seeks damages from MaxLinear to reimburse Broadcom for the fees and costs it is incurring for the lawsuit, along with attorneys’ fees and costs. On May 2, 2018, Broadcom filed a request to voluntarily dismiss its cross-complaint. As of now, no trial date has been set. The Court set a case management conference set for June 1, 2018. We intend to vigorously defend against the lawsuit as it proceeds.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. In addition to the other information set forth in this report, you should also consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 20, 2018, or Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report, and in our other public filings, which could materially affect our business, financial condition or future results.
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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V (which is currently subject to a potential acquisition by Qualcomm Technologies, Inc.), RDA Microelectronics, Inc., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Microsemi Corporation (which entered into a definitive agreement to be acquired by Microchip Technology, Inc.), Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc. Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

For the three months ended March 31, 2018, one customer accounted for 27% of our net revenue, and our ten largest customers accounted for 63% of our net revenue. For the three months ended March 31, 2017, one customer accounted for 31% of our net revenue, and our ten largest customers accounted for 70% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales on an annualized basis dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

•
substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	some of our customers have sought or are seeking relationships with current or potential competitors which may affect their purchasing decisions;

•
service provider and OEM consolidation across cable, satellite, and fiber markets could result in significant changes to our customers’ technology development and deployment priorities and roadmaps, which could affect our ability to forecast demand accurately and could lead to increased volatility in our business; and

•
technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which could affect operator demand for our products.

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
A significant portion of our revenue is attributable to demand for our products in markets for connected home solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
In the three months ended March 31, 2018 and 2017, revenue directly attributable to connected home applications accounted for approximately 59% and 87% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Arris Group, Inc., Hitron Technologies, Inc., Compal Broadband Networks, Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Spectrum, Sky, AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. In the three months ended March 31, 2018 and 2017, our research and development expense was $31.1 million and $23.9 million, respectively. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
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
On January 21, 2014, CrestaTech Technology Corporation, or CrestaTech, filed a complaint for patent infringement against us in the United States District Court of Delaware, or the District Court Litigation. In its complaint, CrestaTech alleged that we infringe U.S. Patent Nos. 7,075,585, or the ‘585 Patent and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners.
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
In August 2016, the PTAB issued final written decisions in the remaining four pending IPR proceedings (two for each of the asserted patents), holding that many of the reviewed claims - including the two remaining claims of the ‘585 Patent which the ITC held were infringed - are unpatentable. The parties have appealed the two decisions related to the ‘585 Patent; however, no appeals were filed as to the PTAB’s rulings for the ‘792 Patent. The Federal Circuit heard oral argument on these appeals on December 4, 2017. On December 7, the Federal Circuit issued a Rule 36 affirmance in one of the ‘585 appeals, affirming that the two remaining claims that the ITC had ruled were valid and infringed (claims 12 and 13) are unpatentable. On January 25, 2018, the Federal Circuit issued its ruling in the other ‘585 appeal, vacating the PTAB's ruling that certain claims were not unpatenable and remanding to the PTAB for further analysis of whether CrestaTech is estopped from arguing and/or has waived the right to argue whether six dependent claims are patentable.
As a result of these IPR decisions, all 13 claims that CrestaTech asserted against us in the ITC Investigation have been found to be unpatentable by the PTAB and the Federal Circuit.
On March 18, 2016, CrestaTech filed a petition for Chapter 7 bankruptcy in the Northern District of California. As a result of this proceeding, all rights in the CrestaTech asserted patents, including the right to control the pending litigation, were assigned to CF Crespe LLC, or CF Crespe. CF Crespe became the named party in the then-pending IPRs, Federal Circuit appeal and District Court Litigation.

In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. The parties are in the process of submitting an updated status report, in which at least we will request that the stay continue pending resolution of the one remaining IPR proceeding.
We cannot predict the outcome of the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the three months ended March 31, 2018 and 2017, sales through distributors accounted for 39% and 23% of our net revenue, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to "phishing" attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. Any compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by United Microelectronics Corporation, or UMC, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and Silan, at foundries in Taiwan, Singapore, China, and the United States. We also use third-party contractors for all of our assembly and test operations.

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
Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, Singapore and Malaysia. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.
We currently do not have long-term supply contracts with any of our third-party vendors, including but, not limited to UMC, Global Foundries, SMIC, TSMC, and Silan. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance, and especially our design and technical personnel. We are also currently undertaking a search for a new chief financial officer. We do not know whether we will be able to attract and retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, as new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. We are fortunate that many members of our executive management team have long tenures with us, but from time to time we also have been required to recruit new executive officers. Recently, for example, our chief financial officer announced that he would be leaving MaxLinear effective May 23, 2018 to pursue an opportunity at a venture capital-backed company. As a result of this departure and more generally with respect to executive officer recruitment and retention, we need to ensure that our executive compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, industrial and multimarket and broadband operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18-24 months for the satellite markets, and 36 months or longer for industrial, wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	fluctuations in IC manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	impairment of long-lived assets, including masks and production equipment; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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

We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. Furthermore, such material adverse impact may extend beyond one fiscal year. For example, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. Also on December 22, 2017, the SEC issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017 and in the three months ended March 31, 2018, we have taken a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We also made required supplemental disclosures to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. Adjustments to such reported provisional amounts could result in a material adverse impact on our net income and our financial position in 2018.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate, including those from enactment of the Tax Act in 2017, could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against U.S. federal deferred tax assets. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at March 31, 2018. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 77% and 95% of our net revenue in the three months ended March 31, 2018 and 2017, respectively. In addition, approximately 51% of our employees are located outside of the United States as of March 31, 2018. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE. Although we do not have significant sales to ZTE, we cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
In addition, the trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	the recently completed acquisitions may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.
Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2018, we had approximately 68.1 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2017 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.3 million shares of our common stock for the 2017 performance period in February 2018. These shares may be freely sold in the public market immediately following the issuance of such shares and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
In addition to the acquisitions of Exar and the G.hn business of Marvell Technology Group Ltd., or Marvell, which we completed in the second quarter of fiscal 2017, we also acquired the wireless infrastructure backhaul business of Broadcom Corporation, which we completed in the third quarter of fiscal 2016, the wireless infrastructure access business of Microsemi Storage Solutions, Inc., formerly known as PMC-Sierra, Inc., which we completed in the second quarter of fiscal 2016, Entropic Communications, Inc., or Entropic, which we completed in the second quarter of fiscal 2015, and Physpeed, Co., Ltd., or Physpeed which we completed in the fourth quarter of fiscal 2014. We may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

•	issuances of equity securities dilutive to our existing stockholders;

•	substantial cash payments;

•	the incurrence of substantial debt and assumption of unknown liabilities;

•	large one-time write-offs;

•	amortization expenses related to intangible assets;

•	a limitation on our ability to use our net operating loss carryforwards;

•	the diversion of management's time and attention from operating our business to acquisition integration challenges;

•	stockholder or other litigation relating to the transaction;

•	adverse tax consequences; and

•	the potential loss of key employees, customers, and suppliers of the acquired businesses.
Additionally, in periods subsequent to an acquisition, we must evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming, and a strain on our resources and our relationships with employees, customers, distributors, and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses include those associated with:

•	failure to successfully further develop the acquired products or technology;

•	conforming the acquired company’s standards, policies, processes, procedures, and controls with our operations;

•	coordinating new product and process development, especially with respect to highly complex technologies;

•	loss of key employees or customers of the acquired company;

•	hiring additional management and other critical personnel;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•	increasing the scope, geographic diversity and complexity of our operations;

•
consolidation of facilities, integration of the acquired company’s accounting, human resource, and other administrative functions and coordination of product, engineering, and sales and marketing functions;

•	the geographic distance between the companies;

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties.
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. The cross-complaint seeks damages from MaxLinear to reimburse Broadcom for the fees and costs it is incurring for the lawsuit, along with attorneys’ fees and costs. On May 2, 2018, Broadcom filed a request to voluntarily dismiss its cross-complaint. As of now, no trial date has been set. The Court set a case management conference set for June 1, 2018. We intend to vigorously defend against the lawsuit as it proceeds.

We cannot predict the outcome of the Trango litigation. Any adverse determination in the Trango litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to integrate our business and operations successfully with those of acquired businesses in the expected time-frame or otherwise may adversely affect our operating results and financial condition.

Our history of acquiring businesses is recent, and prior to our acquisition of Exar, we had never pursued an acquisition of that size and complexity. We may complete larger-scale acquisitions in the future. The success of our recent and future acquisitions depends, in substantial part, on our ability to integrate acquired businesses and operations efficiently and successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of acquired product portfolios. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisitions may not be realized fully or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition, and could also have a material and adverse effect on the trading price or trading volume of our common stock.

We completed our recent acquisitions in April 2015, April 2016, July 2016, April 2017 and May 2017. While we believe the integration process is substantially complete for most of our acquisitions, we are in the final phase of integrating our acquisition of Exar. We have incurred material restructuring costs in recent periods, some of which included employees from acquired businesses. To the extent we acquire additional businesses in the future, we cannot ensure that integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisitions and have a material adverse effect on our business, operating results, and financial condition.

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

MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate

LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. As of March 31, 2018, we had approximately $330.0 million of outstanding principal under the secured term loan facility. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and had financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $330.0 million remained outstanding at March 31, 2018. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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

Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.9 million has been released through March 31,

2018. In addition, Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survive for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and its maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million.

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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the year ended December 31, 2017, we recognized IPR&D impairment losses of $2.0 million related principally to acquired Exar assets, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of March 31, 2018, our balance sheet reflected goodwill of $237.8 million and other intangible assets of $298.0 million, including IPR&D intangible assets of $4.4 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Recent Repurchases of Equity Securities
None.

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

MAXLINEAR, INC.

(Registrant)

Date:	May 8, 2018	By:	/s/ Adam C. Spice
Adam C. Spice
Chief Financial Officer and Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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