Form 10-Q
period 2018-06-30
MAXLINEAR INC
filed 2018-08-07
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2018, the registrant had 68,609,278 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$74,059	$71,872
Short-term restricted cash	345	1,476
Accounts receivable, net	83,648	66,099
Inventory	44,338	53,434
Prepaid expenses and other current assets	7,305	8,423
Total current assets	209,695	201,304
Long-term restricted cash	711	1,064
Property and equipment, net	20,886	22,658
Intangible assets, net	281,017	315,045
Goodwill	238,330	237,992
Deferred tax assets	42,995	39,878
Other long-term assets	4,732	6,921
Total assets	$798,366	$824,862
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,894	$16,939
Deferred revenue and deferred profit	—	4,362
Accrued price protection liability	20,080	21,571
Accrued expenses and other current liabilities	38,165	20,306
Accrued compensation	10,021	13,208
Total current liabilities	80,160	76,386
Deferred rent	4,538	4,885
Long-term debt	305,183	347,609
Other long-term liabilities	8,564	8,558
Total liabilities	398,445	437,438

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 68,608 shares issued and outstanding at June 30, 2018 and 550,000 shares authorized, 67,400 shares issued and outstanding December 31, 2017, respectively	7	7
Additional paid-in capital	478,453	455,497
Accumulated other comprehensive income	1,624	1,039
Accumulated deficit	(80,163)	(69,119)
Total stockholders’ equity	399,921	387,424
Total liabilities and stockholders’ equity	$798,366	$824,862
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$101,533	$104,175	$212,360	$193,016
Cost of net revenue	45,203	53,071	93,362	88,988
Gross profit	56,330	51,104	118,998	104,028
Operating expenses:
Research and development	30,211	29,015	61,332	52,893
Selling, general and administrative	24,501	31,338	51,618	49,951
Restructuring charges	1,865	6,546	1,865	6,546
Total operating expenses	56,577	66,899	114,815	109,390
Income (loss) from operations	(247)	(15,795)	4,183	(5,362)
Interest income	19	64	37	259
Interest expense	(3,694)	(2,201)	(7,588)	(2,201)
Other income (expense), net	725	(618)	154	(762)
Total interest and other income (expense), net	(2,950)	(2,755)	(7,397)	(2,704)
Loss before income taxes	(3,197)	(18,550)	(3,214)	(8,066)
Income tax provision (benefit)	11,225	(29,515)	9,361	(27,494)
Net income (loss)	$(14,422)	$10,965	$(12,575)	$19,428
Net income (loss) per share:
Basic	$(0.21)	$0.17	$(0.18)	$0.30
Diluted	$(0.21)	$0.16	$(0.18)	$0.28
Shares used to compute net income (loss) per share:
Basic	68,335	65,889	68,008	65,564
Diluted	68,335	69,645	68,008	69,398

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(14,422)	$10,965	$(12,575)	$19,428
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and six months ended June 30, 2018 and 2017	—	(38)	—	(55)
Less: Reclassification adjustments of unrealized gain (loss), net of tax of $0 for the three and six months ended June 30, 2018 and 2017	—	55	—	55
Unrealized gain on investments, net of tax	—	17	—	—
Foreign currency translation adjustments, net of tax benefit of $128 and $157 for the three and six months ended June 30, 2018 and $55 for the three and six months ended June 30, 2017, respectively	(1,173)	554	(780)	924
Unrealized gain on interest rate swap, net of tax of $175 and $363 for the three months and six months ended June 30, 2018, respectively and $0 for the three and six months ended June 30, 2017	169	—	1,365	—
Other comprehensive income (loss)	(1,004)	571	585	924
Total comprehensive income (loss)	$(15,426)	$11,536	$(11,990)	$20,352

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$(12,575)	$19,428
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	40,135	25,160
Provision for losses on accounts receivable	—	87
Accretion of investment discount	—	(60)
Amortization of inventory step-up	—	5,635
Amortization of debt issuance costs and discount	574	175
Stock-based compensation	15,782	17,102
Deferred income taxes	(3,621)	(53,142)
Gain on disposal of property and equipment	—	(85)
Loss on sale of available-for-sale securities	—	38
(Gain) loss on foreign currency	(357)	682
Excess tax benefits on stock-based awards	(1,115)	(3,290)
Impairment of leasehold improvements	700	—
Changes in operating assets and liabilities:
Accounts receivable	(17,554)	(20,932)
Inventory	9,096	(7,391)
Prepaid expenses and other assets	3,216	5,210
Accounts payable, accrued expenses and other current liabilities	11,119	15,562
Accrued compensation	3,903	(1,282)
Deferred revenue and deferred profit	(138)	7,326
Accrued price protection liability	(1,491)	9,447
Other long-term liabilities	121	(4,088)
Net cash provided by operating activities	47,795	15,582

Investing Activities
Purchases of property and equipment	(4,804)	(1,898)
Purchases of intangible assets	—	(5,325)
Cash used in acquisitions, net of cash acquired	—	(473,304)
Purchases of available-for-sale securities	—	(30,577)
Maturities of available-for-sale securities	—	84,546
Net cash used in investing activities	(4,804)	(426,558)

Financing Activities
Net proceeds from the issuance of debt	—	416,846
Repayment of debt	(43,000)	—
Repurchases of common stock	—	(334)
Net proceeds from issuance of common stock	4,016	8,018
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,839)	(8,399)
Net cash provided by (used in) financing activities	(42,823)	416,131
Effect of exchange rate changes on cash and cash equivalents	535	2,040
Increase in cash, cash equivalents and restricted cash	703	7,195
Cash, cash equivalents and restricted cash at beginning of period	74,412	82,896
Cash, cash equivalents and restricted cash at end of period	$75,115	$90,091

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,145	$1,277
Cash paid for income taxes	$1,093	$4,452

Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$—	$818
Issuance of accrued share-based bonus plan	$6,997	$3,314
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency, or RF, high-performance analog, and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. MaxLinear's customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable DOCSIS broadband modems and gateways, wireline connectivity devices for in-home networking applications, RF transceivers and modems for wireless carrier access and backhaul infrastructure, fiber-optic modules for data center, metro, and long-haul transport networks, video set-top boxes and gateways, hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units, and power management and interface products used in these and a range of other markets. The Company is a fabless integrated circuit design company whose products integrate all or a substantial portion of a broadband communication system.
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

The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 20, 2018, or the Annual Report. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
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
There have been no other material changes to our significant accounting policies during the six months ended June 30, 2018.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenue Recognition

Substantially all of the Company's revenue is generated from sales of the Company’s integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, the Company adopted ASC 606 and recognizes revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, the Company has elected the practical expedient and does not assess whether a customer contract has a significant financing component.
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
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. Although customers may place orders for products to be delivered on multiple dates that may be in different quarterly reporting periods, all of the orders are scheduled within 1 year from the order date. The Company has opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year.
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
The Company assesses customer accounts receivable for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands, except per share amounts)
Consolidated statements of operations:
Net revenue	$103,888	$(2,355)	$101,533	$201,369	$10,991	$212,360
Cost of net revenue	46,608	(1,405)	45,203	89,600	3,762	93,362
Gross profit	57,280	(950)	56,330	111,769	7,229	118,998
Income (loss) from operations	703	(950)	(247)	(3,046)	7,229	4,183
Loss before income taxes	(2,247)	(950)	(3,197)	(10,443)	7,229	(3,214)
Income tax provision	11,425	(200)	11,225	7,843	1,518	9,361
Net loss	(13,672)	(750)	(14,422)	(18,286)	5,711	(12,575)
Basic loss per share	(0.20)	(0.01)	(0.21)	(0.27)	0.09	(0.18)
Diluted loss per share	(0.20)	(0.01)	(0.21)	(0.27)	0.09	(0.18)

	June 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$83,648	$—	$83,648
Inventory	44,072	266	44,338
Total current assets	209,429	266	209,695
Total assets	798,100	266	798,366
Deferred revenue and deferred profit	15,869	(15,869)	—
Accrued expenses and other current liabilities	29,375	8,790	38,165
Total current liabilities	87,239	(7,079)	80,160
Total liabilities	405,524	(7,079)	398,445
Accumulated deficit	(87,508)	7,345	(80,163)
Total stockholders' equity	392,576	7,345	399,921
Total liabilities and stockholders' equity	798,100	266	798,366
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through the Company’s distributors accounted for 38% and 20% of net revenue for the three months ended June 30, 2018 and 2017, respectively. Revenues from sales through the Company’s distributors accounted for 39% and 24% of net revenue for the six months ended June 30, 2018 and 2017, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three and six months ended June 30, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three and six months ended June 30, 2018.

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

be applied prospectively as of the earliest date practicable. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated statements of cash flows for the three and six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require the Company to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for the Company for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since the Company has not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the three and six months ended June 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. The Company also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the Company was not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts made in the three and six months ended June 30, 2018, refer to Note 10. Additional adjustments to such reported provisional amounts could result in a material adverse impact to the Company's consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for the Company beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this guidance in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the three and six months ended June 30, 2018.

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

update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company’s leases primarily consist of facilities and information technology server leases. The Company is currently in the process of completing its assessment of the impact of the adoption of the amendments in this update on the Company’s consolidated financial position and results of operations. However, based on the Company’s preliminary assessment, given that the present value of future lease payments will now be captured on the Company’s balance sheets, adoption of the amendments in this update is expected to have a material impact on the Company's consolidated financial position. In addition, the Company will complete an inventory of its leases, address lease accounting and operational application matters, and finalize its transition approach upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment awards to nonemployees and employees will be substantially aligned by eliminating the need to measure nonemployee share-based awards at fair value on the earlier of performance commitment date or date performance is complete. Both employee and nonemployee share-based awards will now be measured at grant-date fair value. The amendments in this update are effective for the Company beginning with fiscal year 2019, including interim periods, with early adoption permitted, but no earlier than the Company's adoption of Topic 606. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation - Stock Compensation - Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above will be effective for the Company beginning with fiscal year 2019. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company is currently in the process of evaluating the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The amendments in this update have the same effective date as the new lease standard summarized above. The Company plans to elect this transition option in its adoption of Topic 842. The Company is currently in the process of evaluating the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(14,422)	$10,965	$(12,575)	$19,428
Denominator:
Weighted average common shares outstanding—basic	68,335	65,889	68,008	65,564
Dilutive common stock equivalents	—	3,756	—	3,834
Weighted average common shares outstanding—diluted	68,335	69,645	68,008	69,398
Net income (loss) per share:
Basic	$(0.21)	$0.17	$(0.18)	$0.30
Diluted	$(0.21)	$0.16	$(0.18)	$0.28
The Company excluded 3.6 million and 1.3 million common stock equivalents for outstanding stock-based awards for the three months ended June 30, 2018 and 2017, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
The Company excluded 3.7 million and 0.9 million common stock equivalents for outstanding stock-based awards for the six months ended June 30, 2018 and 2017, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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

Acquisition Consideration

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

Purchase Price Allocation
The following is the allocation of purchase price as of the May 12, 2017 closing date under the acquisition method of accounting. The purchase price allocation is based upon an estimate of the fair value of the assets acquired and the liabilities assumed by MaxLinear in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Cash	$235,810
Accounts receivable	11,363
Inventory	48,536
Prepaid and other current assets	2,288
Property and equipment	3,442
Identifiable intangible assets	249,500
Deferred tax assets	7,955
Other assets	5,434
Accounts payable	(12,385)
Accrued expenses and other current liabilities	(11,264)
Accrued compensation	(5,253)
Other long-term liabilities	(3,030)
Identifiable net assets acquired	532,396
Goodwill	160,331
Total purchase price	$692,727

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
Assumptions in the Allocation of Purchase Price
Management prepared the purchase price allocation for Exar and, in doing so, considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment. Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Exar with the operations of MaxLinear. Certain liabilities and deferred taxes included in the purchase price allocations are based on management's best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Adjustments between the preliminary purchase price allocations initially recorded as reflected in the Company's interim condensed consolidated financial statements as of June 30, 2017 and the amounts reflected as of June 30, 2018 were not material.
The fair value of the identified intangible assets acquired from Exar was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset. As of June 30, 2018, remaining IPR&D, or indefinite-lived intangible assets, were $4.4 million (Note 5).
In connection with the acquisition of Exar, the Company has assumed liabilities related to product quality issues, warranty claims, and contract obligations, which are included in accrued expenses and other current liabilities in the purchase price allocation above. The Company also assumed a purchase agreement that includes an indemnification obligation from Exar related to a November 9, 2016 business unit divestiture by Exar (Note 13).
Goodwill recorded in connection with the acquisition of Exar was $160.3 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Employee separation expenses	$271	$5,996	$271	$5,996
Lease related charges	1,594	550	1,594	550
	$1,865	$6,546	$1,865	$6,546

Included in employee separation expenses for the three and six months ended June 30, 2017 is $4.4 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar due to change in control provisions upon termination or diminution of authority of former Exar executives and other severance-related charges of $1.6 million for the same periods.

Lease related charges related to exiting certain facilities. Lease related charges for the three and six months ended June 30, 2018 included impairment of leasehold improvements of $0.7 million. Total sublease income related to leased facilities the Company ceased using was approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2018, respectively. Sublease income for such facilities was approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. The Company does not expect to incur additional material costs related to current restructuring plans.
The following table presents a roll-forward of the Company's restructuring liability for the six months ended June 30, 2018. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Balance as of December 31, 2017	$239	$2,693	$107	$3,039
Restructuring charges	271	1,594	—	1,865
Cash payments	(420)	(1,033)	—	(1,453)
Non-cash items	(16)	(762)	(70)	(848)
Balance as of June 30, 2018	$74	$2,492	$37	$2,603

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the six months ended June 30, 2018, the Company adjusted its allocation of purchase price for the acquisition of Exar related to updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding increase in goodwill of $0.3 million.

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$237,992
Adjustments	338
Balance as of June 30, 2018	$238,330

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

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the six months ended June 30, 2018 and 2017, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		June 30, 2018			December 31, 2017
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(860)	$1,210	$2,070	$(575)	$1,495
Developed technology	6.9	241,561	(57,189)	184,372	241,561	(39,252)	202,309
Trademarks and trade names	6.1	13,800	(3,122)	10,678	13,800	(1,992)	11,808
Customer relationships	4.6	121,100	(41,154)	79,946	121,100	(26,661)	94,439
Non-compete covenants	3.0	1,100	(689)	411	1,100	(506)	594
	6.1	$379,631	$(103,014)	$276,617	$379,631	$(68,986)	$310,645

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of net revenue	$8,978	$6,260	$17,956	$8,944
Research and development	42	138	84	275
Selling, general and administrative	7,994	8,262	15,988	10,143
	$17,014	$14,660	$34,028	$19,362

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity during the six months ended June 30, 2018 related to finite-lived intangible assets resulting from amortization:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$310,645
Amortization	(34,028)
Balance as of June 30, 2018	$276,617

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the six months ended June 30, 2018 and 2017, no impairment losses related to finite-lived intangible assets were recognized.

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2018:

Amount
(in thousands)
2018 (6 months)	$34,013
2019	57,191
2020	56,325
2021	55,542
2022	38,012
Thereafter	35,534
Total	$276,617
Indefinite-lived Intangible Assets
As of June 30, 2018 and December 31, 2017, total indefinite-lived intangible assets, which consist of acquired in-process research and development, were $4.4 million.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. In the year ended December 31, 2017, the Company recognized IPR&D impairment losses of $2.0 million related principally to acquired Exar assets and in the year ended December 31, 2016, the Company recognized IPR&D impairment losses of $1.3

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

million related principally to acquired wireless infrastructure access assets. During the six months ended June 30, 2018 and 2017, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$2,462	$734
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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. The pricing services may use market-based observable inputs for the interest rate swap over the term of the swap, including one month LIBOR-based yield curves and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of June 30, 2018 and December 31, 2017, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that were measured at fair value on a recurring basis and the related level of the fair value hierarchy:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Interest rate swap, June 30, 2018	$2,462	$—	$2,462	$—
Interest rate swap, December 31, 2017	$734	$—	$734	$—

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes activity for the interest rate swap:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Interest rate swap asset
Beginning balance	$734	$—
Unrealized gain included in other comprehensive income	1,728	—
Ending balance	$2,462	$—
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2018 and 2017.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$74,059	$71,872
Short-term restricted cash	345	1,476
Long-term restricted cash	711	1,064
Total cash, cash equivalents and restricted cash	$75,115	$74,412
As of June 30, 2018 and December 31, 2017, the Company has restricted cash of $1.1 million and $2.5 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Work-in-process	$17,497	$21,823
Finished goods	26,841	31,611
	$44,338	$53,434

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2018	December 31, 2017
		(in thousands)
Furniture and fixtures	5	$2,265	$2,105
Machinery and equipment	3-5	34,975	33,462
Masks and production equipment	2	11,822	11,470
Software	3	4,854	4,695
Leasehold improvements	1-5	15,716	14,340
Construction in progress	N/A	1,061	639
		70,693	66,711
Less accumulated depreciation and amortization		(49,807)	(44,053)
		$20,886	$22,658

Depreciation expense for the three months ended June 30, 2018 and 2017 was $3.0 million and $3.6 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $6.1 million and $5.8 million, respectively.
Deferred revenue and deferred profit consist of the following:

	June 30, 2018	December 31, 2017(1)
	(in thousands)
Deferred revenue—rebates	$—	$156
Deferred revenue—distributor transactions	—	5,341
Deferred cost of net revenue—distributor transactions	—	(1,135)
	$—	$4,362
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
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Beginning balance	$21,571	$15,176
Charged as a reduction of revenue	20,136	23,445
Reversal of unclaimed rebates	(2,408)	(40)
Payments	(19,219)	(13,958)
Ending balance	$20,080	$24,623

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017(1)
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	1,166	1,497
Accrued engineering and production costs	626	2,378
Accrued restructuring	2,603	3,039
Accrued royalty	1,075	1,206
Accrued leases—other	1,153	1,105
Accrued customer credits	3,108	2,667
Income tax liability	9,100	—
Customer contract liabilities	145	—
Accrued obligations to customers for price adjustments	8,331	—
Accrued obligations to customers for stock rotation rights	1,573	—
Other	4,785	3,914
	$38,165	$20,306
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to include customer contract liabilities and accrued obligations to customers for price adjustments and stock rotation rights, which are now required to be estimated and disclosed at the time of sale.

8. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)

Principal	$312,000	$355,000
Less:
Unamortized debt discount	(1,780)	(1,930)
Unamortized debt issuance costs	(5,037)	(5,461)
Net carrying amount of long-term debt	305,183	347,609
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$305,183	$347,609
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $113.0 million from origination through June 30, 2018.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of June 30, 2018, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of June 30, 2018, the weighted average effective interest rate payable on the long-term debt was 4.2%.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $398.5 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 4.6%, which represents a Level 3 fair value measurement. The debt discount of $2.1 million and debt issuance costs of $6.0 million are being amortized to interest expense using the effective interest method from the issuance date through the contractual maturity date of the term loan of May 12, 2024. During the three and six months ended June 30, 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.6 million, respectively, to interest expense. The approximate fair value of the term loan as of June 30, 2018 was $296.8 million, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2018, the remaining principal balance on the term loan of $312.0 million is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of June 30, 2018 and December 31, 2017, the fair value of the interest rate swap asset was $2.5 million and $0.7 million (Note 6), respectively, and is included in other long-term assets in the consolidated balance sheets. The increase in fair value related to the interest rate swap asset included in other comprehensive income for the three and six months ended June 30, 2018 was $0.3 million and $1.7 million, respectively. The interest rate swap expires in October 2020 and the total $1.7 million of unrealized gain recorded in accumulated other comprehensive income at June 30, 2018 is not expected to be recorded against interest expense over the next twelve months.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At June 30, 2018, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2017. There have been no material changes to the terms of the Company's equity incentive plans during the six months ended June 30, 2018. All current stock awards are issued under the 2010 Plan and ESPP.
As of June 30, 2018, the number of shares of common stock available for future issuance under the 2010 Plan was 13,579,573 shares. As of June 30, 2018, the number of shares of common stock available for future issuance under the ESPP was 2,254,806 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of net revenue	$120	$79	$226	$138
Research and development	4,454	4,011	8,828	7,504
Selling, general and administrative	2,735	3,024	6,728	4,946
Restructuring	—	4,514	—	4,514
	$7,309	$11,628	$15,782	$17,102
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of June 30, 2018 was $63.6 million, and the weighted average period over which these equity awards are expected to vest is 2.85 years. The total unrecognized compensation cost related to unvested stock options as of June 30, 2018 was $4.2 million, and the weighted average period over which these equity awards are expected to vest is 1.65 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2017	3,183	$20.13
Granted	1,979	19.70
Vested	(987)	18.73
Canceled	(307)	20.86
Outstanding at June 30, 2018	3,868	20.23
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the fair value of employee stock purchase rights and stock options granted to employees. Stock based compensation expense is recognized over the vesting period using the straight-line method.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Stock Purchase Rights
During the six months ended June 30, 2018, there were 151,840 shares of common stock purchased under the ESPP at a weighted average price of $16.14.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Six Months Ended
June 30, 2018
Weighted-average grant date fair value per share	$5.37
Risk-free interest rate	2.09%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	46.00%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,069	$8.95
Exercised	(272)	7.73
Canceled	(33)	14.83
Outstanding at June 30, 2018	2,764	$9.00	2.09	$19,932
Vested and expected to vest at June 30, 2018	2,738	$8.93	2.06	$19,902
Exercisable at June 30, 2018	2,484	$8.25	1.79	$19,479

No stock options were granted by the Company during the six months ended June 30, 2018.

The intrinsic value of stock options exercised was $1.8 million and $12.4 million in the three months ended June 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $3.9 million and $14.3 million in the six months ended June 30, 2018 and 2017, respectively.

Cash received from exercise of stock options was $0.2 million and $5.6 million during the three months ended June 30, 2018 and 2017, respectively. Cash received from exercise of stock options was $1.2 million and $6.0 million during the six months ended June 30, 2018 and 2017, respectively.

The tax benefit from stock options exercised was $0.4 million and $9.9 million during the three months ended June 30, 2018 and 2017, respectively. The tax benefit from stock options exercised was $2.5 million and $10.3 million during the six months ended June 30, 2018 and 2017, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2018, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2017 performance period. At June 30, 2018, the Company has an accrual of $4.0 million for bonus awards for employees for year-to-date achievement in the 2018 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
10. Income Taxes
The provision for income taxes primarily relates to projected federal, state, and foreign income taxes. To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
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
The Company recorded an income tax provision of $11.2 million in the three months ended June 30, 2018 and an income tax benefit of $29.5 million for the three months ended June 30, 2017. The Company recorded an income tax provision of $9.4 million for the six months ended June 30, 2018 and an income tax benefit of $27.5 million for the six months ended June 30, 2017.
The income tax provision in the six months ended June 30, 2018 primarily relates to the mix of pre-tax income among jurisdictions (including the effects of certain intercompany royalty payments), excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The income tax benefit in the six months ended June 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of income as income tax expense. During the six months ended June 30, 2018, the Company’s unrecognized tax benefits increased by $0.5 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2018 were approximately $0.8 million and $0.2 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in various states and foreign tax jurisdictions. At June 30, 2018, the Company’s tax years for 2013, 2012, and 2009 and forward are subject to examination by federal, state, and foreign tax authorities, respectively. The Company is currently under examination by the California Franchise Tax Board for the 2014 and 2015 tax years.  The Company does not expect the examination to have

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

a material effect on the Company's consolidated financial position or results of operations.  However, certain of the Company's state tax attribute carryforwards, which currently have a full valuation allowance, could be reduced.
In April 2017, the Company's subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax provision in the six months ended June 30, 2018.
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
The Company was able to make reasonable estimates of certain effects and, therefore, recorded certain provisional adjustments in the 2017 income tax benefit. Refer to Note 10 to the Company's consolidated financial statements included in the Annual Report for further details. During the six months ended June 30, 2018, the Company recognized no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax (BEAT), a new global minimum tax, GMT, a new limitation on deductible interest expense, and limitations on the use of net operating losses.
At June 30, 2018, the Company's accounting for certain elements of the Tax Act is incomplete. The provisional amounts recorded are subject to revisions as the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. Adjustments to the provisional amounts may materially impact the Company's consolidated income tax provision (benefit) and effective tax rates in the period(s) in which such adjustments are made. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. The Company's accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice with respect to the GMT of either (1) treating taxes due on future U.S. inclusions in taxable income related to GMT as a current-period expense when incurred or (2) as a component of deferred income taxes. The Company will make its accounting policy election for this item when its analysis is complete, during the measurement period. At June 30, 2018, because the Company is still evaluating the GMT provisions and an analysis of future taxable income that is subject to GMT, the Company has included GMT related to current year operations only in the estimated annual effective tax rate and has not provided additional GMT on deferred items.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company makes periodic evaluations of the credit worthiness of its customers.

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Percentage of total net revenue
Customer A	28%	26%	27%	29%
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	June 30,	December 31,
	2018	2017
Percentage of gross accounts receivable
Customer A	23%	*
Customer B	*	17%
Customer C	*	10%
____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vendor A	23%	19%	22%	21%
Vendor B	15%	16%	17%	18%
Vendor C	*	20%	*	18%
Vendor D	15%	15%	16%	13%
Vendor E	12%	10%	13%	13%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$87,289	86%	$94,823	91%	$172,103	81%	$179,131	93%
United States	4,636	5%	2,095	2%	9,831	5%	2,240	1%
Rest of world	9,608	9%	7,257	7%	30,426	14%	11,645	6%
Total	$101,533	100%	$104,175	100%	$212,360	100%	$193,016	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Percentage of total net revenue
China	65%	73%	63%	75%
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
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2018		2017
	Amount	% of total	Amount	% of total
United States	$455,523	84%	$481,638	84%
Singapore	82,023	15%	92,414	16%
Rest of world	2,687	—%	1,643	—%
Total	$540,233	100%	$575,695	100%

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017(1)	2018	2017

Connected home	$56,517	$79,214	$122,175	$156,454
% of net revenue	56%	76%	58%	81%
Infrastructure	19,485	15,418	39,975	26,952
% of net revenue	19%	15%	19%	14%
Industrial and multi-market	25,531	9,543	50,210	9,610
% of net revenue	25%	9%	24%	5%
Total net revenue	$101,533	$104,175	$212,360	$193,016
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
Contract Liabilities
As of June 30, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the three and six months ended June 30, 2018 that was included in the contract liability balance as of January 1, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three and six months ended June 30, 2018.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $20.1 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2018 were $8.3 million and $1.6 million, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets (Note 7). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of January 1, 2018 was not material. As of June 30, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of June 30, 2018, there were no impairment losses recorded on customer accounts receivable.

13. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through 2023. As of June 30, 2018, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2018 (6 months)	$4,532	$45,140	$3,776	$53,448
2019	9,188	—	7,761	16,949
2020	9,366	—	3,781	13,147
2021	9,169	—	30	9,199
2022	5,037	—	—	5,037
Thereafter	786	—	—	786
Total minimum payments	$38,078	$45,140	$15,348	$98,566

Other obligations consist of contractual payments due for software licenses.

The total rental expense for operating leases was $1.1 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively. The total rental expense for operating leases was $2.3 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 4). Such subleases expire at various years through fiscal 2023. As of June 30, 2018, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2018 (6 months)	$1,456
2019	3,604
2020	4,088
2021	4,152
2022	879
Thereafter	352
Total minimum rental income	$14,531

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended June 30, 2018 and 2017 was approximately $0.6 million and $0.5 million, respectively (Note 4). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the six months ended June 30, 2018 and 2017 was approximately $0.9 million and $1.0 million, respectively.

Exar iML Divestiture Indemnification

Under the terms of the purchase agreement relating to the November 9, 2016 divestiture of Integrated Memory Logic Limited, or iML, by Exar, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remains in escrow as of June 30, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through June 30, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, was $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations was $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of June 30, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. Indeed, in its bankruptcy proceeding Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company. [In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.]
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, the Company's demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. The Company filed its answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against the Company, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. The trial date is set for May 10, 2019. The Company intends to vigorously defend against the lawsuit as it proceeds.
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
Overview
We are a provider of radio-frequency, or RF, high-performance analog, and mixed-signal communications systems-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a broadband communication system. In most cases, these products are designed on a single silicon-die, using standard digital CMOS processes and conventional packaging technologies. We believe this enables our solutions to achieve superior power, performance, and cost advantages relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate our products in a wide range of electronic devices. Examples of such end market electronic devices incorporating our products include cable DOCSIS broadband modems and gateways; wireline connectivity devices for in-home networking applications; RF transceivers and modems for wireless carrier access and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; video set-top boxes and gateways; hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units; and power management and interface products used in these and a range of other markets.

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
Our net revenue has grown from approximately $0.6 million in fiscal year 2006 to $420.3 million in fiscal year 2017. In the six months ended June 30, 2018, revenues were $212.4 million. In fiscal year 2017 and in the three and six months ended June 30, 2018, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 86% and 91% of our net revenue in the three months ended June 30, 2018 and 2017, respectively. Products shipped to Asia accounted for 81% and 93% of our net revenue in the six months ended June 30, 2018 and 2017, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three and six months ended June 30, 2018 and 2017 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three and six months ended June 30, 2018 and 2017 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. A growing portion of our business consists of products, specifically our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended June 30, 2018, one of our customers, Arris Group, Inc., or Arris, accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue. In the six months ended June 30, 2018, Arris accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 66% of our net revenue. In the three months ended June 30, 2017, Arris accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue. In the six months ended June 30, 2017, Arris accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
There have been no other material changes to our critical accounting policies during the six months ended June 30, 2018.
For a summary of our other critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the Securities and Exchange Commission, or SEC, on February 20, 2018, or our Annual Report.
Revenue Recognition
Substantially all of our revenue is generated from sales of our integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, we adopted ASC 606 and recognize revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account our customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if we have a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of our product sales, transfer of control occurs upon shipment to our distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the we consider the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component.

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
We assess customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.

The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported	Amounts under Legacy GAAP	Impact of Adoption	As reported
Consolidated statement of operations:	(in thousands, except per share amounts)
Net revenue	$103,888	$(2,355)	$101,533	$201,369	$10,991	$212,360
Cost of net revenue	46,608	(1,405)	45,203	89,600	3,762	93,362
Gross profit	57,280	(950)	56,330	111,769	7,229	118,998
Income (loss) from operations	703	(950)	(247)	(3,046)	7,229	4,183
Loss before income taxes	(2,247)	(950)	(3,197)	(10,443)	7,229	(3,214)
Income tax provision	11,425	(200)	11,225	7,843	1,518	9,361
Net loss	(13,672)	(750)	(14,422)	(18,286)	5,711	(12,575)
Basic loss per share	(0.20)	(0.01)	(0.21)	(0.27)	0.09	(0.18)
Diluted loss per share	(0.20)	(0.01)	(0.21)	(0.27)	0.09	(0.18)

	June 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$83,648	$—	$83,648
Inventory	44,072	266	44,338
Total current assets	209,429	266	209,695
Total assets	798,100	266	798,366
Deferred revenue and deferred profit	15,869	(15,869)	—
Accrued liabilities and other current liabilities	29,375	8,790	38,165
Total current liabilities	87,239	(7,079)	80,160
Total liabilities	405,524	(7,079)	398,445
Accumulated deficit	(87,508)	7,345	(80,163)
Total stockholders' equity	392,576	7,345	399,921
Total liabilities and stockholders' equity	798,100	266	798,366
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through our distributors accounted for 38% and 20% of net revenue for the three months ended June 30, 2018 and 2017, respectively. Revenues from sales through our distributors accounted for 39% and 24% of net revenue for the six months ended June 30, 2018 and 2017, respectively.
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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and six months ended June 30, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and six months ended June 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess payments classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period presented, unless impracticable, and if impracticable, would be applied prospectively as of the earliest date practicable. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated statements of cash flows for the three and six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require us to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for us for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since we have not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three and six months ended June 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why we were not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts made in the three and six months ended June 30, 2018, refer to Note 10. Additional adjustments to such reported provisional amounts could result in a material adverse impact to our consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for us beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We adopted the amendments in this update in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three and six months ended June 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which we adopted in the three months ended December 31, 2017, as described above.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We intend to make this election. The amendments in this update are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. Our leases primarily consist of facilities and information technology server leases. We are currently in the process of completing our assessment of the impact of the adoption of the amendments in this update on our consolidated financial position and results of operations. However, based on our preliminary assessment, given that the present value of future lease payments will now be captured on our balance sheets, adoption of the amendments in this update is expected to have a material impact on our consolidated financial position. In addition, we will complete an inventory of our leases, address lease accounting and operational application matters, and finalize our transition approach upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment awards to nonemployees and employees will be substantially aligned by eliminating the need to measure nonemployee share-based awards at fair value on the earlier of performance commitment date or date performance is complete. Both employee and nonemployee share-based awards will now be measured at grant-date fair value. The amendments in this update are effective for us beginning with fiscal year 2019, including interim periods, with early adoption permitted, but no earlier than our adoption of Topic 606. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent any unintended applications of guidance. An amendment to ASC 718-740, Compensation - Stock Compensation - Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above is effective for us beginning with fiscal year 2019. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new leases standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments have the same effective date and transition requirements as the new lease standard summarized above. We are currently in the process of evaluating the impact of adoption of Topic 842 on our consolidated financial position and results of operations as stated above.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The amendments in this update have the same effective date as the new lease standard summarized above. We plan to elect this transition option in our adoption of Topic 842. We are currently in the process of evaluating the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

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
Income Tax Provision (Benefit). We make certain estimates and judgments in determining income taxes for financial statement purposes, including certain provisional estimates in the six months ended June 30, 2018 for certain tax effects of the Tax Act for which accounting under ASC 740 is incomplete, as permitted under SAB 118. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.
The following table sets forth our unaudited consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of net revenue	45	51	44	46
Gross profit	55	49	56	54
Operating expenses:
Research and development	30	28	29	27
Selling, general and administrative	24	30	24	26
Restructuring charges	2	6	1	3
Total operating expenses	56	64	54	57
Income (loss) from operations	(1)	(15)	2	(3)
Interest and other expense, net	(3)	(3)	(3)	(1)
Loss before income taxes	(3)	(18)	(2)	(4)
Income tax provision (benefit)	11	(28)	4	(14)
Net income (loss)	(14)%	11%	(6)%	10%

Net Revenue

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$56,517	$79,214	$(22,697)	(29)%	$122,175	$156,454	$(34,279)	(22)%
% of net revenue	56%	76%			58%	81%
Infrastructure	19,485	15,418	4,067	26%	39,975	26,952	13,023	48%
% of net revenue	19%	15%			19%	14%
Industrial and multi-market	25,531	9,543	15,988	168%	50,210	9,610	40,600	422%
% of net revenue	25%	9%			24%	5%
Total net revenue	$101,533	$104,175	$(2,642)	(3%)	$212,360	$193,016	$19,344	10%
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
Net revenue decreased $2.6 million to $101.5 million in the three months ended June 30, 2018 from $104.2 million in the three months ended June 30, 2017. The decrease in connected home net revenue of $22.7 million was primarily driven by the slowdown in legacy product shipments within our MoCA, satellite and tuner products, which were partially offset by increased G.hn shipments. Infrastructure revenue increased $4.1 million, primarily related to the incremental contribution of shipments from our power management and data encryption products acquired from Exar in May 2017 and strength in our wireless backhaul products, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs and wireless access products serving macro base station deployments. The increase in industrial and multi-market net revenue of $16.0 million was primarily related to the incremental contribution of shipments from Exar.
Net revenue increased $19.3 million to $212.4 million in the six months ended June 30, 2018 from $193.0 million in the six months ended June 30, 2017. The decrease in connected home net revenue of $34.3 million was primarily driven by the anticipated declines from legacy product shipments within satellite and the inclusion of legacy video SoC revenue, which both declined significantly year-over-year, and legacy product shipments within our MoCA and tuner devices, which were partially offset by increased cable modem and data gateway and G.hn shipments. The increase in infrastructure revenues of $13.0 million was primarily related to the incremental contribution of shipments from our recently acquired wireless infrastructure business which was acquired from Broadcom in July 2016 and from power management and data encryption products acquired from Exar in May 2017, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs. The increase in industrial and multi-market net revenue of $40.6 million was related to the incremental contribution of shipments from Exar.
Cost of Net Revenue and Gross Profit

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$45,203	$53,071	$(7,868)	(15)%	$93,362	$88,988	4,374	5%
% of net revenue	45%	51%			44%	46%
Gross profit	56,330	51,104	5,226	10%	118,998	104,028	14,970	14%
% of net revenue	55%	49%			56%	54%
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
Cost of net revenue decreased $7.9 million to $45.2 million in the three months ended June 30, 2018 from $53.1 million in the three months ended June 30, 2017. The decrease was primarily driven by lower sales and a decrease in acquired inventory step-up amortization of $5.6 million primarily related to the acquisition of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017, partially offset by an increase in acquired intangible amortization of $2.7 million primarily related to the acquisition of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017. The gross profit percentage increased to 55% in the three months ended June 30, 2018, as compared to 49% in the three months ended June 30, 2017. The increase was primarily due to sales of higher margin products.
Cost of net revenue increased $4.4 million from $89.0 million in the six months ended June 30, 2017 to $93.4 million in the six months ended June 30, 2018. The increase was primarily driven by higher sales and acquired intangible amortization of $9.0 million primarily related to recent acquisitions of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017, partially offset by decreased acquired inventory step-up amortization of $5.6 million. The gross profit percentage increased to 56% in the six months ended June 30, 2018, as compared to 54% in the six months ended June 30, 2017. The increase was primarily due to sales of higher margin products.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$30,211	$29,015	$1,196	4%	$61,332	$52,893	$8,439	16%
% of net revenue	30%	28%			29%	27%
Research and development expense increased $1.2 million from $29.0 million in the three months ended June 30, 2017 to $30.2 million in the three months ended June 30, 2018. The increase was primarily due to higher prototype expenses of $0.8 million for new projects in the 2018 period and higher payroll-related expenses of $0.4 million due to the acquisition of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017. In addition, occupancy expenses were higher by $0.7 million partially due to new office leases as well as the acquisition of Exar in the prior year. These increases were partially offset by lower depreciation expense of $0.6 million due to certain fixed assets that reached the end of their useful lives and lower outside services expenses of $0.3 million.
Research and development expense increased $8.4 million from $52.9 million in the six months ended June 30, 2017 to $61.3 million in the six months ended June 30, 2018. The increase was primarily due to higher payroll-related expenses of $4.3 million related to the acquisitions in 2017 and higher prototype expenses of $3.2 million for new projects in the 2018 period. In addition, occupancy expenses were higher by $1.0 million partially due to new office leases in the current year as well as leases assumed in the 2017 acquisitions.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$24,501	$31,338	$(6,837)	(22)%	$51,618	$49,951	$1,667	3%
% of net revenue	24%	30%			24%	26%

Selling, general and administrative expense decreased $6.8 million from $31.3 million in the three months ended June 30, 2017, to $24.5 million in the three months ended June 30, 2018. The decrease was primarily due to lower professional fees of $5.6 million related to merger and acquisition expenses in the prior year. In addition, outside services expenses were lower by $0.9 million, occupancy expenses were lower by $0.2 million, and depreciation expense was lower by $0.1 million.
Selling, general and administrative expense increased $1.7 million from $50.0 million in the six months ended June 30, 2017 to $51.6 million in the six months ended June 30, 2018. The increase was primarily due to higher intangible amortization expenses of $5.8 million and payroll-related expenses of $4.9 million primarily due to our acquisitions in the prior year. These increases were partially offset by a decrease in professional fees of $8.3 million due to reduced merger and acquisition activities compared to the prior year and a decrease in various other expenses.
We expect selling, general and administrative expenses to decrease or remain flat in the near-term; however, our expenses may increase in the future when we expand our sales and marketing organization to enable expansion into existing and new markets.
Restructuring charges

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$1,865	$6,546	$(4,681)	(72)%	$1,865	$6,546	(4,681)	(72)%
% of net revenue	2%	6%			1%	3%
Restructuring charges decreased $4.7 million from $6.5 million in the three and six months ended June 30, 2017 to $1.9 million in the three and six months ended June 30, 2018.
The charges in the three and six months ended June 30, 2018 consisted of severance-related charges of $0.3 million in connection with employee separation expenses and $1.6 million in lease-related charges, including $0.7 million in impairment of leasehold improvements. In the three and six months ended June 30, 2017, the charges included $1.6 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar Corporation due to change in control provisions upon termination or diminution of authority of former Exar executives, other severance-related charges of $4.4 million and lease restructuring charges of $0.6 million related to exiting certain Exar facilities.
Interest and Other Income (Expense), Net

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other (expense), net	$(2,950)	$(2,755)	$(195)	7%	$(7,397)	$(2,704)	$(4,693)	174%
% of net revenue	(3)%	(3)%			(3)%	(1)%
Interest and other expense, net increased by $0.2 million from $2.8 million in the three months ended June 30, 2017 to $3.0 million in the three months ended June 30, 2018.
Interest and other expense, net increased by $4.7 million from $2.7 million in the three months ended June 30, 2017 to $7.4 million in the three months ended June 30, 2018.
The increases were primarily due to increases in interest expense of $1.5 million and $5.4 million for the three and six months ended June 30, 2018, respectively, related to interest charges on debt outstanding under the Exar acquisition term loan facility, which were partially offset by decreases in other expenses related to fluctuations in foreign currency transactions.

Provision (Benefit) for Income Taxes

	Three months ended				Six months ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$11,225	$(29,515)	$40,740	(138)%	$9,361	$(27,494)	36,855	(134)%
% of net revenue	11%	(28)%			4%	(14)%
The income tax provision in the three months ended June 30, 2018 was $11.2 million compared to an income tax benefit of $29.5 million in the three months ended June 30, 2017. The income tax provision in the six months ended June 30, 2018 was $9.4 million compared to an income tax benefit of $27.5 million in the six months ended June 30, 2017.
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
The income tax provision in the six months ended June 30, 2018 primarily relates to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The provision for income taxes in the six months ended June 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017.
We continue to maintain a valuation allowance to offset state and certain foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, as of June 30, 2018, and our provision estimates for the effects of the Tax Act, we concluded that a valuation allowance should continue to be recorded against our state deferred tax assets, certain federal deferred tax assets, and deferred tax assets in certain foreign jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. In the future, we could remove some or all of the valuation allowance against our state and certain federal and foreign deferred tax assets if we meet the more-likely-than-not threshold at such time.
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
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $74.1 million, restricted cash of $1.1 million and net accounts receivable of $83.6 million. Additionally, as of June 30, 2018, our working capital was $129.5 million.
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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30,	December 31,
	2018	2017
	(in thousands)
Working capital	$129,535	$124,918
Cash and cash equivalents	$74,059	$71,872
Short-term restricted cash	345	1,476
Long-term restricted cash	711	1,064
Total cash, cash equivalents and restricted cash	$75,115	$74,412

Following is a summary of our cash flows provided by operating activities, used in investing activities and provided by (used in) financing activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$47,795	$15,582
Net cash used in investing activities	(4,804)	(426,558)
Net cash provided by (used in) financing activities	(42,823)	416,131
Effect of exchange rate changes on cash and cash equivalents	535	2,040
Increase in cash, cash equivalents and restricted cash	$703	$7,195
Cash Flows from Operating Activities
Net cash provided by operating activities was $47.8 million for the six months ended June 30, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from adding back $56.8 million in non-cash operating expenses to net loss of $12.6 million, partially offset by $8.3 million in changes in operating assets and liabilities, $3.6 million in deferred income taxes and $1.1 million in excess tax benefits on stock-based awards. Non-cash operating expense items included in net loss for the six months ended June 30, 2018 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $40.1 million, stock-based compensation of $15.8 million, and impairment of leasehold improvements of $0.7 million.

Net cash provided by operating activities was $15.6 million for the six months ended June 30, 2017. Net cash provided by operating activities for this period primarily consisted of net income of $19.4 million, $48.7 million in non-cash operating expenses, and $3.9 million in changes in operating assets and liabilities, partially offset by $53.1 million in deferred income taxes which primarily related to the release of the U.S. federal valuation allowance during the quarter ended June 30, 2017 and by $3.3 million in excess tax benefits on stock-based awards. Non-cash operating expenses included in net income for the six months ended June 30, 2017 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $25.2 million, stock-based compensation of $17.1 million, and amortization of inventory step-ups to fair value of 5.6 million. Net income for the six months ended June 30, 2017 excludes revenue of $5.2 million and gross profit of $3.9 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation of Exar as a result of acquisition accounting.

Cash Flows from Investing Activities
Net cash used in investing activities was $4.8 million for the six months ended June 30, 2018. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.

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
Cash Flows from Financing Activities
Net cash used in financing activities was $42.8 million for the six months ended June 30, 2018, and consisted primarily of cash outflows from aggregate prepayments of principal of $43.0 million on outstanding debt and $3.8 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $4.0 million in net proceeds from issuance of common stock.

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

We believe that our $74.1 million of cash and cash equivalents at June 30, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $113.0 million of Exar-related transaction debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2018, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
As of June 30, 2018, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations, and other obligations are as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
	(in thousands)
Long-term debt obligations	$312,000	$—	$—	$—	$312,000
Operating lease obligations	38,078	4,532	18,554	14,206	786
Inventory purchase obligations	45,140	45,140	—	—	—
Other obligations	15,348	3,776	11,542	30	—
Total	$410,566	$53,448	$30,096	$14,236	$312,786

Other obligations consist of contractual payments due for software licenses.
Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, decreased by $26.3 million to $410.6 million as of June 30, 2018, from $436.9 million as of March 31, 2018 primarily as a result of prepayments of debt and contractual payments made on our operating leases, software licenses and outstanding inventory orders during the period, and a decrease in inventory orders outstanding with our vendors.
Other than disclosed above, there have been no other material changes during the three months ended June 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of June 30, 2018, aggregate borrowings under the Initial Term Loan were $312.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the three months ended June 30, 2018, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2017, we completed the acquisition of Exar and, as a result, we have been integrating the processes, systems, and controls relating to Exar into our existing system of internal control over financial reporting in accordance with our integration plans through the fiscal quarter ended June 30, 2018. We expect to complete the integration of the internal controls over financial reporting related to Exar in 2018. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. Indeed, in its bankruptcy proceeding Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against us. [In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.]

We cannot predict the outcome of the District Court Litigation, or the IPRs. Any adverse determination in the District Court Litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. The trial date is set for May 10, 2019. We intend to vigorously defend against the lawsuit as it proceeds.

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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., RDA Microelectronics, Inc., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc. Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

For the three months ended June 30, 2018, one customer accounted for 28% of our net revenue, and our ten largest customers accounted for 69% of our net revenue. For the six months ended June 30, 2018, one customer accounted for 27% of our net revenue, and our ten largest customers accounted for 66% of our net revenue. For the three months ended June 30, 2017, one customer accounted for 26% of our net revenue, and our ten largest customers accounted for 61% of our net revenue. For the six months ended June 30, 2017, one customer accounted for 29% of our net revenue, and our ten largest customers accounted for 64% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales on an annualized basis dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the three months ended June 30, 2018 and 2017, revenue directly attributable to connected home applications accounted for approximately 56% and 76% of our net revenue, respectively. In the six months ended June 30, 2018 and 2017, revenue directly attributable to connected home applications accounted for approximately 58% and 81% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. In the three months ended June 30, 2018 and 2017, our research and development expense was $30.2 million and $29.0 million, respectively. In the six months ended June 30, 2018 and 2017, our research and development expense was $61.3 million and $52.9 million, respectively. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
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
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. Indeed, in its bankruptcy proceeding Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against us. [In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.]
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the three months ended June 30, 2018 and 2017, sales through distributors accounted for 38% and 20% of our net revenue, respectively. For the six months ended June 30, 2018 and 2017, sales through distributors accounted for 39% and 24% of our net revenue, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by United Microelectronics Corporation, or UMC, Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and Silan, at foundries located in Taiwan, Singapore, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we previously expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and through the Broadcom and Microsemi business line acquisitions in 2016, we entered the markets for wireless telecommunications infrastructure. Through the acquisition of the G.hn business of Marvell in April 2017, we expanded into the wired whole-home broadband connectivity market. With our acquisition of Exar in May 2017, we also entered the markets for power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
If we are unable to attract, train and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance, and especially our design and technical personnel. We do not know whether we will be able to attract and retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, we have a new chief financial officer and chief corporate strategy officer and a new vice president of sales, both of whom joined us in July 2018. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. We are fortunate that many members of our executive management team have long tenures with us, but from time to time we also have been required to recruit new executive officers. For example, we have a new chief financial officer and chief corporate strategy officer and a new vice president of sales, both of whom joined us in July 2018. With respect to executive officer recruitment and retention, we need to ensure that our executive compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate, including those from enactment of the Tax Act in 2017, could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against U.S. federal deferred tax assets. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at June 30, 2018. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 86% and 91% of our net revenue in the three months ended June 30, 2018 and 2017, respectively. Products shipped to Asia accounted for 81% and 93% of our net revenue in the six months ended June 30, 2018 and 2017, respectively. In addition, approximately 50% of our employees are located outside of the United States as of June 30, 2018. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in 2008, we were instructed by the U.S. Department of Homeland Security to cease using Polar Star International Company Limited, a distributor based in Hong Kong that delivered third-party products, to a political group that the U.S. government did not believe should have been provided with the products in question. As a result, we immediately ceased all business operations with that distributor. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of

July 13, 2018. Although we do not have significant sales to ZTE, we cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could have a material adverse effect on our revenues and operating results.
In recent months, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 63% of our total revenues in the six months ended June 30, 2018 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could have a material adverse effect on our business and operating results.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2018, we had approximately 68.6 million shares of common stock outstanding.
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
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. The trial date is set for May 10, 2019. We intend to vigorously defend against the lawsuit as it proceeds.
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

MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. As of June 30, 2018, we had approximately $312.0 million of outstanding principal under the secured term loan facility. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and had financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $312.0 million remained outstanding at June 30, 2018. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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

Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remains in escrow as of June 30, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through June 30, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, was $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations was $34.0 million, and its maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of June 30, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the year ended December 31, 2017, we recognized IPR&D impairment losses of $2.0 million related principally to acquired Exar assets, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of June 30, 2018, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $281.0 million, including IPR&D intangible assets of $4.4 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
+10.1	Employment Offer Letter, dated June 7, 2018, between the Registrant and Steven Litchfield.
+10.2	Employment Offer Letter, dated June 27, 2018, between the Registrant and Michael Bollesen.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

MAXLINEAR, INC.

(Registrant)

Date:	August 7, 2018	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Title
+10.1	Employment Offer Letter, dated June 7, 2018, between the Registrant and Steven Litchfield.
+10.2	Employment Offer Letter, dated June 27, 2018, between the Registrant and Michael Bollesen.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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