Form 10-Q
period 2018-09-30
MAXLINEAR INC
filed 2018-10-30
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 24, 2018, the registrant had 68,964,765 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$67,185	$71,872
Short-term restricted cash	349	1,476
Accounts receivable, net	58,633	66,099
Inventory	41,757	53,434
Prepaid expenses and other current assets	6,329	8,423
Total current assets	174,253	201,304
Long-term restricted cash	709	1,064
Property and equipment, net	19,413	22,658
Intangible assets, net	261,813	315,045
Goodwill	238,330	237,992
Deferred tax assets	42,691	39,878
Other long-term assets	4,935	6,921
Total assets	$742,144	$824,862
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,906	$16,939
Deferred revenue and deferred profit	—	4,362
Accrued price protection liability	14,418	21,571
Accrued expenses and other current liabilities	27,480	20,306
Accrued compensation	12,660	13,208
Total current liabilities	66,464	76,386
Deferred rent	4,539	4,885
Long-term debt	270,470	347,609
Other long-term liabilities	8,277	8,558
Total liabilities	349,750	437,438

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 68,913 shares issued and outstanding at September 30, 2018 and 550,000 shares authorized, 67,400 shares issued and outstanding December 31, 2017, respectively	7	7
Additional paid-in capital	485,149	455,497
Accumulated other comprehensive income	1,179	1,039
Accumulated deficit	(93,941)	(69,119)
Total stockholders’ equity	392,394	387,424
Total liabilities and stockholders’ equity	$742,144	$824,862
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$85,010	$113,581	$297,370	$306,597
Cost of net revenue	41,134	61,739	134,496	150,727
Gross profit	43,876	51,842	162,874	155,870
Operating expenses:
Research and development	29,047	29,270	90,379	82,163
Selling, general and administrative	24,963	29,037	76,581	78,988
Impairment losses	2,198	2,000	2,198	2,000
Restructuring charges	236	2,178	2,101	8,724
Total operating expenses	56,444	62,485	171,259	171,875
Loss from operations	(12,568)	(10,643)	(8,385)	(16,005)
Interest income	17	1	54	260
Interest expense	(3,473)	(4,133)	(11,061)	(6,334)
Other income (expense), net	39	(668)	193	(1,430)
Total interest and other income (expense), net	(3,417)	(4,800)	(10,814)	(7,504)
Loss before income taxes	(15,985)	(15,443)	(19,199)	(23,509)
Income tax provision (benefit)	(2,050)	(6,276)	7,311	(33,770)
Net income (loss)	$(13,935)	$(9,167)	$(26,510)	$10,261
Net income (loss) per share:
Basic	$(0.20)	$(0.14)	$(0.39)	$0.16
Diluted	$(0.20)	$(0.14)	$(0.39)	$0.15
Shares used to compute net income (loss) per share:
Basic	68,742	66,712	68,256	65,950
Diluted	68,742	66,712	68,256	69,491

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(13,935)	$(9,167)	$(26,510)	$10,261
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax of $0 for the three and nine months ended September 30, 2018 and 2017	—	—	—	(55)
Less: Reclassification adjustments of unrealized gain (loss), net of tax of $0 for the three and nine months ended September 30, 2018 and 2017	—	—	—	55
Unrealized gain on investments, net of tax	—	—	—	—
Foreign currency translation adjustments, net of tax benefit of $46 and $203 for the three and nine months ended September 30, 2018 and $13 and $68 for the three and nine months ended September 30, 2017, respectively	(437)	463	(1,217)	1,387
Unrealized gain (loss) on interest rate swap, net of tax benefit of $2 and tax expense of $361 for the three months and nine months ended September 30, 2018, respectively and $0 for the three and nine months ended September 30, 2017	(8)	—	1,357	—
Other comprehensive income (loss)	(445)	463	140	1,387
Total comprehensive income (loss)	$(14,380)	$(8,704)	$(26,370)	$11,648

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$(26,510)	$10,261
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	59,902	46,502
Impairment losses	2,198	2,000
Provision for losses on accounts receivable	—	133
Accretion of investment discount	—	(60)
Amortization of inventory step-up	—	15,842
Amortization of debt issuance costs and discount	861	476
Stock-based compensation	23,722	24,898
Deferred income taxes	(3,317)	(48,417)
Loss on disposal of property and equipment	—	201
Loss on sale of available-for-sale securities	—	38
(Gain) loss on foreign currency	(541)	1,415
Excess tax benefits on stock-based awards	(1,208)	(6,598)
Impairment of leasehold improvements	700	—
Changes in operating assets and liabilities:
Accounts receivable	7,462	(13,869)
Inventory	11,677	(2,331)
Prepaid expenses and other assets	3,928	1,696
Accounts payable, accrued expenses and other current liabilities	513	576
Accrued compensation	6,574	216
Deferred revenue and deferred profit	(138)	11,233
Accrued price protection liability	(7,153)	13,053
Other long-term liabilities	(154)	(3,944)
Net cash provided by operating activities	78,516	53,321

Investing Activities
Purchases of property and equipment	(6,413)	(4,398)
Purchases of intangible assets	—	(5,378)
Cash used in acquisitions, net of cash acquired	—	(473,304)
Purchases of available-for-sale securities	—	(30,577)
Maturities of available-for-sale securities	—	84,546
Net cash used in investing activities	(6,413)	(429,111)

Financing Activities
Net proceeds from the issuance of debt	—	416,846
Repayment of debt	(78,000)	(50,000)
Repurchases of common stock	—	(334)
Net proceeds from issuance of common stock	4,107	9,092
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,017)	(9,825)
Net cash provided by (used in) financing activities	(78,910)	365,779
Effect of exchange rate changes on cash and cash equivalents	638	1,211
Decrease in cash, cash equivalents and restricted cash	(6,169)	(8,800)
Cash, cash equivalents and restricted cash at beginning of period	74,412	82,896
Cash, cash equivalents and restricted cash at end of period	$68,243	$74,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,716	$5,221
Cash paid for income taxes	$4,493	$8,918

Supplemental disclosures of non-cash activities:
Issuance of restricted stock units to Physpeed continuing employees	$—	$818
Issuance of accrued share-based bonus plan	$6,997	$3,314
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 20, 2018, or the Annual Report. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. On January 1, 2018, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, and accordingly, modified its policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for the Company was to accelerate the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from recognition upon the sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method. The Company is now also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon the Company's sale to the distributor.
There have been no other material changes to our significant accounting policies during the nine months ended September 30, 2018.

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
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time control transfers using the expected value method based on the Company's analysis of actual price adjustment claims by distributors and historical product return rates, and then reassessed at the end of each reporting period. The Company also considers whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of the Company's sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If the Company's current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under the Company's general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of the Company's customers resell our product as part of their product and thus are tax-exempt; however, to the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price such taxes.
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
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands, except per share amounts)
Consolidated statements of operations:
Net revenue	$85,106	$(96)	$85,010	$286,475	$10,895	$297,370
Cost of net revenue	41,182	(48)	41,134	130,782	3,714	134,496
Gross profit	43,924	(48)	43,876	155,693	7,181	162,874
Loss from operations	(12,520)	(48)	(12,568)	(15,566)	7,181	(8,385)
Loss before income taxes	(15,937)	(48)	(15,985)	(26,380)	7,181	(19,199)
Income tax provision (benefit)	(2,040)	(10)	(2,050)	5,803	1,508	7,311
Net loss	(13,897)	(38)	(13,935)	(32,183)	5,673	(26,510)
Basic loss per share	(0.20)	—	(0.20)	(0.47)	0.08	(0.39)
Diluted loss per share	(0.20)	—	(0.20)	(0.47)	0.08	(0.39)

	September 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$58,633	$—	$58,633
Inventory	41,561	196	41,757
Total current assets	174,057	196	174,253
Total assets	741,948	196	742,144
Deferred revenue and deferred profit	15,240	(15,240)	—
Accrued expenses and other current liabilities	19,351	8,129	27,480
Total current liabilities	73,575	(7,111)	66,464
Total liabilities	356,861	(7,111)	349,750
Accumulated deficit	(101,248)	7,307	(93,941)
Total stockholders' equity	385,087	7,307	392,394
Total liabilities and stockholders' equity	741,948	196	742,144
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through the Company’s distributors accounted for 46% and 41% of net revenue for the three months ended September 30, 2018 and 2017, respectively. Revenues from sales through the Company’s distributors accounted for 41% and 31% of net revenue for the nine months ended September 30, 2018 and 2017, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard replaced all prior U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance became effective for the Company on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company applied the guidance prospectively with an adjustment to accumulated deficit for the cumulative effect of adoption. Adoption of the amendments in this guidance accelerated the timing of the Company’s revenue and related cost recognition on products sold via some distributors, which changed from the sell-through method to the sell-in method under this guidance. The Company is also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights. The Company has performed an assessment of the impact of adopting this new accounting standard on its consolidated financial position and results of operations. The impact of adoption of this new accounting standard for the year ending December 31, 2018 will vary depending on the level of inventory remaining at December 31, 2018 at distributors for which the Company previously recognized revenue on a sell-through basis, and therefore could have a material impact on the Company's revenues for the year ending December 31, 2018. The impact to accumulated deficit as of January 1, 2018 was not material. As a result of applying the guidance prospectively with an adjustment to accumulated deficit in the Company's consolidated financial statements for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities and any excess payments should be classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

presented, unless impracticable, and if impracticable, would be applied prospectively as of the earliest date practicable. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated statements of cash flows for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require the Company to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for the Company for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since the Company has not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. The Company also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the Company was not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts made in the three and nine months ended September 30, 2018, refer to Note 10. Additional adjustments to such reported provisional amounts could result in a material adverse impact to the Company's consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for the Company beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this guidance in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which the Company adopted in the three months ended December 31, 2017, as described above.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment awards to nonemployees and employees will be substantially aligned by eliminating the need to measure nonemployee share-based awards at fair value on the earlier of performance commitment date or date performance is complete. Both employee and nonemployee share-based awards are now measured at grant-date fair value. The amendments in this update are effective for the Company beginning with fiscal year 2019, including interim periods, with early adoption permitted, but no earlier than the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company's adoption of Topic 606. The Company elected to early adopt the amendments in this update as of July 1, 2018, with the cumulative effect of the change recorded against accumulated deficit as of July 1, 2018. As the Company's nonemployee share-based awards are not significant, such adoption did not have a material impact on the Company's consolidated accumulated deficit as of July 1, 2018.
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company also intends to make this election. The amendments in these update are effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. The Company has performed a preliminary assessment of the impact of the adoption of the amendments in these updates on the Company's consolidated financial position and results of operations for the Company's leases, which primarily consist of facility leases. Based on that assessment, the Company has determined that the right-of-use asset and lease liability, which is measured at the present value of future lease payments, are expected to have a material impact on the Company's consolidated financial position. In addition, through the adoption date, the Company will complete its inventory of its leases and finalize its assessment of the impact of the adoption of Topic 842.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above will be effective for the Company beginning with fiscal year 2019. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update will be effective for the Company beginning with fiscal year 2020, with early adoption permitted. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles- Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update will be effective for the Company beginning with fiscal year 2020, with early adoption permitted. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(13,935)	$(9,167)	$(26,510)	$10,261
Denominator:
Weighted average common shares outstanding—basic	68,742	66,712	68,256	65,950
Dilutive common stock equivalents	—	—	—	3,541
Weighted average common shares outstanding—diluted	68,742	66,712	68,256	69,491
Net income (loss) per share:
Basic	$(0.20)	$(0.14)	$(0.39)	$0.16
Diluted	$(0.20)	$(0.14)	$(0.39)	$0.15
For the three months ended September 30, 2018 and 2017, the Company incurred a net loss and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 3.8 million and 4.5 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
For the nine months ended September 30, 2018, the Company also incurred a net loss and accordingly excluded 3.7 million common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, from the calculation of diluted net loss per share as the impact was anti-dilutive. For the nine months ended September 30, 2017, the Company excluded 1.1 million of common stock equivalents for outstanding stock-based awards from the calculation of diluted net income per share due to their anti-dilutive nature.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In the nine months ended September 30, 2018, the Company made updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding net increase to goodwill of $0.3 million related to this acquisition (Note 5). The Company has completed its purchase price allocation accounting associated with this acquisition.
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Employee separation expenses	$440	$1,689	$711	$7,685
Lease related charges (credits)	(315)	351	1,279	901
Other	111	138	111	138
	$236	$2,178	$2,101	$8,724

Included in employee separation expenses for the three and nine months ended September 30, 2017 is $0.4 million and $4.9 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar due to change in control provisions upon termination or diminution of authority of former Exar executives and other severance-related charges of $1.3 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.

Lease related charges for the three months ended September 30, 2018 related to adjustments to the net present value of the remaining lease obligation on the cease-use date from exiting certain facilities. Lease related charges for the nine months ended September 30, 2018 primarily related to exiting certain facilities, including impairment of leasehold improvements of $0.7 million. Total sublease income related to leased facilities the Company ceased using was approximately $0.6 million and

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$1.7 million for the three and nine months ended September 30, 2018, respectively. Sublease income for such facilities was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2017, respectively.
The following table presents a roll-forward of the Company's restructuring liability for the nine months ended September 30, 2018. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Balance as of December 31, 2017	$239	$2,693	$107	$3,039
Restructuring charges	711	1,279	111	2,101
Cash payments	(720)	(1,456)	(6)	(2,182)
Non-cash items	(93)	(855)	(106)	(1,054)
Balance as of September 30, 2018	$137	$1,661	$106	$1,904

5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the nine months ended September 30, 2018, the Company adjusted its allocation of purchase price for the acquisition of Exar related to updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding net increase in goodwill of $0.3 million.

The following table presents the changes in the carrying amount of goodwill:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$237,992
Adjustments	338
Balance as of September 30, 2018	$238,330

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

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the nine months ended September 30, 2018 and 2017, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		September 30, 2018			December 31, 2017
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(995)	$1,075	$2,070	$(575)	$1,495
Developed technology	6.9	238,961	(65,755)	173,206	241,561	(39,252)	202,309
Trademarks and trade names	6.1	13,800	(3,687)	10,113	13,800	(1,992)	11,808
Customer relationships	4.6	121,100	(48,400)	72,700	121,100	(26,661)	94,439
Non-compete covenants	3.0	1,100	(781)	319	1,100	(506)	594
	6.1	$377,031	$(119,618)	$257,413	$379,631	$(68,986)	$310,645
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of net revenue	$8,979	$7,907	$26,935	$16,851
Research and development	33	137	117	412
Selling, general and administrative	7,994	9,924	23,982	20,067
	$17,006	$17,968	$51,034	$37,330

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity during the nine months ended September 30, 2018 related to finite-lived intangible assets resulting from amortization and impairment losses:

Carrying Amount
(in thousands)
Balance as of December 31, 2017	$310,645
Amortization	(51,034)
Impairment losses	(2,198)
Balance as of September 30, 2018	$257,413

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. Impairment losses related to finite-lived intangible assets for the three and nine months ended September 30, 2018 were $2.2 million and related to developed technology acquired from Exar.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2018:

Amount
(in thousands)
2018 (3 months)	$16,913
2019	56,819
2020	55,954
2021	55,171
2022	37,641
Thereafter	34,915
Total	$257,413
Indefinite-lived Intangible Assets
As of September 30, 2018 and December 31, 2017, total indefinite-lived intangible assets, which consist of acquired in-process research and development, were $4.4 million.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the nine months ended September 30, 2018, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded. In the nine months ended September 30, 2017, the Company recognized IPR&D impairment losses of $2.0 million related to a single IPR&D project of Exar, which was abandoned.

6. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$2,452	$734
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

The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. The pricing services may use market-based observable inputs for the interest rate swap over the term of the swap, including one month LIBOR-based yield curves and have been classified as Level 2. The Company reviews Level 2 inputs and fair value for reasonableness and the values may be further validated by comparison to independent pricing sources. In addition, the Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of September 30, 2018 and December 31, 2017, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that were measured at fair value on a recurring basis and the related level of the fair value hierarchy:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Interest rate swap, September 30, 2018	$2,452	$—	$2,452	$—
Interest rate swap, December 31, 2017	$734	$—	$734	$—

The following table summarizes activity for the interest rate swap:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Interest rate swap asset
Beginning balance	$734	$—
Unrealized gain included in other comprehensive income	1,718	—
Ending balance	$2,452	$—
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2018 and 2017.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$67,185	$71,872
Short-term restricted cash	349	1,476
Long-term restricted cash	709	1,064
Total cash, cash equivalents and restricted cash	$68,243	$74,412
As of September 30, 2018 and December 31, 2017, the Company has restricted cash of $1.1 million and $2.5 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Work-in-process	$20,992	$21,823
Finished goods	20,765	31,611
	$41,757	$53,434
Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2018	December 31, 2017
		(in thousands)
Furniture and fixtures	5	$2,085	$2,105
Machinery and equipment	3-5	34,550	33,462
Masks and production equipment	2	12,631	11,470
Software	3	5,686	4,695
Leasehold improvements	1-5	16,096	14,340
Construction in progress	N/A	593	639
		71,641	66,711
Less accumulated depreciation and amortization		(52,228)	(44,053)
		$19,413	$22,658

Depreciation expense for the three months ended September 30, 2018 and 2017 was $2.8 million and $3.4 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $8.9 million and $9.2 million, respectively.
Deferred revenue and deferred profit consist of the following:

	September 30, 2018	December 31, 2017(1)
	(in thousands)
Deferred revenue—rebates	$—	$156
Deferred revenue—distributor transactions	—	5,341
Deferred cost of net revenue—distributor transactions	—	(1,135)
	$—	$4,362
__________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales.
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$21,571	$15,176
Charged as a reduction of revenue	25,848	36,256
Reversal of unclaimed rebates	(2,412)	(70)
Payments	(30,589)	(23,133)
Ending balance	$14,418	$28,229
Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017(1)
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	1,342	1,497
Accrued engineering and production costs	696	2,378
Accrued restructuring	1,904	3,039
Accrued royalty	943	1,206
Accrued leases—other	1,178	1,105
Accrued customer credits	1,253	2,667
Income tax liability	6,828	—
Customer contract liabilities	151	—
Accrued obligations to customers for price adjustments	6,158	—
Accrued obligations to customers for stock rotation rights	1,020	—
Other	1,507	3,914
	$27,480	$20,306
___________
(1) Due to the adoption of ASC 606 using the modified retrospective method, prior period amounts have not been adjusted to include customer contract liabilities and accrued obligations to customers for price adjustments and stock rotation rights, which are now required to be estimated and disclosed at the time of sale.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Principal	$277,000	$355,000
Less:
Unamortized debt discount	(1,705)	(1,930)
Unamortized debt issuance costs	(4,825)	(5,461)
Net carrying amount of long-term debt	270,470	347,609
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$270,470	$347,609
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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $148.0 million from origination through September 30, 2018.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of September 30, 2018, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of September 30, 2018 and December 31, 2017, the weighted average effective interest rate payable on the long-term debt was approximately 4.6% and 4.1%, respectively.
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
During the three and nine months ended September 30, 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.9 million, respectively, to interest expense. During the three and nine months ended September 30, 2017, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.5 million, respectively, to interest expense.
The approximate fair value of the term loan as of September 30, 2018 and December 31, 2017 was $265.8 million and $360.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2018 and December 31, 2017, the remaining principal balance on the term loan was $277.0 million and $355.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of September 30, 2018 and December 31, 2017, the fair value of the interest rate swap asset was $2.5 million and $0.7 million (Note 6), respectively, and is included in other long-term assets in the consolidated balance sheets. The increase in fair value related to the interest rate swap asset included in other comprehensive income for the nine months ended September 30, 2018 was $1.7 million. The decrease in fair value for the three months ended September 30, 2018 included in other comprehensive income was $0.01 million. The interest rate swap expires in October 2020 and the total $1.7 million of unrealized gain recorded in accumulated other comprehensive income at September 30, 2018 is not expected to be recorded against interest expense over the next twelve months.

9. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At September 30, 2018, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2017. There have been no material changes to the terms of the Company's equity incentive plans during the nine months ended September 30, 2018. All current stock awards are issued under the 2010 Plan and ESPP.
As of September 30, 2018, the number of shares of common stock available for future issuance under the 2010 Plan was 13,287,501 shares. As of September 30, 2018, the number of shares of common stock available for future issuance under the ESPP was 2,254,806 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of net revenue	$131	$93	$357	$231
Research and development	4,726	4,337	13,554	11,841
Selling, general and administrative	3,070	2,965	9,798	7,911
Restructuring	—	401	—	4,915
	$7,927	$7,796	$23,709	$24,898
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of September 30, 2018 was $60.6 million, and the weighted average period over which these equity awards are expected to vest is 2.76 years. The total unrecognized compensation cost related to unvested stock options as of September 30, 2018 was $5.5 million, and the weighted average period over which these equity awards are expected to vest is 2.92 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2017	3,183	$20.13
Granted	2,362	19.42
Vested	(1,342)	18.57
Canceled	(488)	20.71
Outstanding at September 30, 2018	3,715	20.18
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of employee stock purchase rights and stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the nine months ended September 30, 2018, there were 151,840 shares of common stock purchased under the ESPP at a weighted average price of $16.14.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Nine Months Ended
September 30, 2018
Weighted-average grant date fair value per share	$5.37
Risk-free interest rate	2.09%
Dividend yield	—%
Expected life (in years)	0.50
Volatility	46.00%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,069	$8.95
Granted	335	18.40
Exercised	(285)	7.76
Canceled	(83)	16.69
Outstanding at September 30, 2018	3,036	$9.90	2.30	$30,982
Vested and expected to vest at September 30, 2018	2,998	$9.79	2.26	$30,896
Exercisable at September 30, 2018	2,506	$8.32	1.52	$29,502
The fair values of stock options were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

Nine Months Ended
September 30, 2018
Weighted-average grant date fair value per share	$8.14
Risk-free interest rate	2.76%
Dividend yield	—%
Expected life (in years)	5.51
Volatility	44.30%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. In addition, the estimated volatility incorporates the historical volatility of the Company.

The intrinsic value of stock options exercised was $0.1 million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $4.0 million and $15.2 million in the nine months ended September 30, 2018 and 2017, respectively.

Cash received from exercise of stock options was $0.1 million and $1.1 million during the three months ended September 30, 2018 and 2017, respectively. Cash received from exercise of stock options was $1.3 million and $7.1 million during the nine months ended September 30, 2018 and 2017, respectively.

The tax benefit from stock options exercised was $1.2 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively. The tax benefit from stock options exercised was $3.7 million and $11.2 million during the nine months ended September 30, 2018 and 2017, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2018, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2017 performance period. At September 30, 2018, the Company has an accrual of $6.5 million for bonus awards for employees for year-to-date achievement in the 2018 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
The Company recorded an income tax benefit of $2.1 million in the three months ended September 30, 2018 and an income tax benefit of $6.3 million for the three months ended September 30, 2017. The Company recorded an income tax provision of $7.3 million for the nine months ended September 30, 2018 and an income tax benefit of $33.8 million for the nine months ended September 30, 2017.
The income tax provision in the nine months ended September 30, 2018 primarily relates to the mix of pre-tax income among jurisdictions (including the effects of certain intercompany royalty payments), excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The income tax benefit in the nine months ended September 30, 2017 primarily relates to the release of the federal valuation allowance during the three months ended June 30, 2017.

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

During the nine months ended September 30, 2018, the Company’s unrecognized tax benefits increased by $0.5 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2018 were approximately $0.8 million and $0.2 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in various states and foreign tax jurisdictions. At September 30, 2018, the Company’s tax years for 2013, 2012, and 2009 and forward are

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

subject to examination by federal, state, and foreign tax authorities, respectively. The Company is under a routine compliance review by the Inland Revenue Authority of Singapore for its 2016 and 2017 tax years. In addition, the Company is currently under examination by the California Franchise Tax Board for the 2014 and 2015 tax years. The Company does not expect these examinations or reviews to have a material effect on the Company's consolidated financial position or results of operations.  However, certain of the Company's state tax attribute carryforwards, which currently have a full valuation allowance, could be reduced.
In April 2017, the Company's subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax provision in the nine months ended September 30, 2018.
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
The Company was able to make reasonable estimates of certain effects and, therefore, recorded certain provisional adjustments in the 2017 income tax benefit. Refer to Note 10 to the Company's consolidated financial statements included in the Annual Report for further details. During the nine months ended September 30, 2018, the Company recognized no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has provided provisional amounts for the legislative provisions that are effective as of January 1, 2018, including, but not limited to, the creation of the base erosion anti-abuse tax (BEAT), a new global minimum tax, GMT, a new limitation on deductible interest expense, and limitations on the use of net operating losses.
At September 30, 2018, the Company's accounting for certain elements of the Tax Act is incomplete. The provisional amounts recorded are subject to revisions as the Company completes its analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. Adjustments to the provisional amounts may materially impact the Company's consolidated income tax provision (benefit) and effective tax rates in the period(s) in which such adjustments are made. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. The Company's accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice with respect to the GMT of either (1) treating taxes due on future U.S. inclusions in taxable income related to GMT as a current-period expense when incurred or (2) as a component of deferred income taxes. The Company will make its accounting policy election for this item when its analysis is complete, during the measurement period. At September 30, 2018, because the Company is still evaluating the GMT provisions and an analysis of future taxable income that is subject to GMT, the Company has included GMT related to current year operations only in the estimated annual effective tax rate and has not provided additional GMT on deferred items.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percentage of total net revenue
Customer A	*	26%	21%	27%
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	September 30,	December 31,
	2018	2017
Percentage of gross accounts receivable
Customer A	*	17%
Customer B	*	10%
____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Vendor A	12%	21%	19%	21%
Vendor B	24%	11%	19%	15%
Vendor C	13%	16%	15%	14%
Vendor D	11%	11%	12%	12%
Vendor E	*	*	*	15%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$68,750	81%	$97,236	86%	$240,853	81%	$276,367	90%
United States	4,474	5%	3,714	3%	14,305	5%	5,954	2%
Rest of world	11,786	14%	12,631	11%	42,212	14%	24,276	8%
Total	$85,010	100%	$113,581	100%	$297,370	100%	$306,597	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percentage of total net revenue
China	61%	68%	62%	72%
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
Long-lived assets, which consists of property and equipment, net, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2018		2017
	Amount	% of total	Amount	% of total
United States	$440,041	85%	$481,638	84%
Singapore	76,853	14%	92,414	16%
Rest of world	2,662	1%	1,643	—%
Total	$519,556	100%	$575,695	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017(1)	2018	2017(1)

Connected home	$42,026	$65,621	$164,201	$222,074
% of net revenue	49%	58%	55%	72%
Infrastructure	19,733	23,714	59,708	50,666
% of net revenue	23%	21%	20%	17%
Industrial and multi-market	23,251	24,246	73,461	33,857
% of net revenue	27%	21%	25%	11%
Total net revenue	$85,010	$113,581	$297,370	$306,597
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
Contract Liabilities
As of September 30, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.2 million. Revenue recognized in the three and nine months ended September 30, 2018 that was included in the contract liability balance as of January 1, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three and nine months ended September 30, 2018.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $14.4 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2018 were $6.2 million and $1.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of January 1, 2018 was not material. As of September 30, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.2 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of September 30, 2018, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through 2023. As of September 30, 2018, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2018 (3 months)	$2,288	$38,462	$1,875	$42,625
2019	8,792	—	8,379	17,171
2020	8,989	—	4,417	13,406
2021	8,776	—	686	9,462
2022	4,173	—	425	4,598
Thereafter	798	—	447	1,245
Total minimum payments	$33,816	$38,462	$16,229	$88,507

Other obligations consist of contractual payments due for software licenses.

The total rental expense for operating leases was $1.2 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively. The total rental expense for operating leases was $3.5 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 4). Such subleases expire at various years through fiscal 2023. As of September 30, 2018, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2018 (3 months)	$680
2019	3,566
2020	4,036
2021	4,057
2022	782
Thereafter	291
Total minimum rental income	$13,412
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended September 30, 2018 and 2017 was approximately $0.6 million and $0.5 million, respectively (Note 4). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the nine months ended September 30, 2018 and 2017 was approximately $1.7 million and $1.6 million, respectively.

Exar iML Divestiture Indemnification

Under the terms of the purchase agreement relating to the November 9, 2016 divestiture of Integrated Memory Logic Limited, or iML, by Exar, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remains in escrow as of September 30, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through September 30, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, was $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations was $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of September 30, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPRs. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. Indeed, in its bankruptcy proceeding Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.
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
Our net revenue has grown from approximately $0.6 million in fiscal year 2006 to $420.3 million in fiscal year 2017. In the nine months ended September 30, 2018, revenues were $297.4 million. In fiscal year 2017 and in the three and nine months ended September 30, 2018, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 81% and 86% of our net revenue in the three months ended September 30, 2018 and 2017, respectively. Products shipped to Asia accounted for 81% and 90% of our net revenue in the nine months ended September 30, 2018 and 2017, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products in the three and nine months ended September 30, 2018 and 2017 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products in the three and nine months ended September 30, 2018 and 2017 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, most of our sales have been denominated in United States dollars. A growing portion of our business consists of products, specifically our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended September 30, 2018, although none of our customers individually accounted for 10% or more of our net revenue, our ten largest customers collectively accounted for 69% of our net revenue. In the nine months ended September 30, 2018, one of our customers, Arris Group, Inc., or Arris, accounted for 21% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue. In the three months ended September 30, 2017, Arris accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue. In the nine months ended September 30, 2017, Arris accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
There have been no other material changes to our critical accounting policies during the nine months ended September 30, 2018.
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
We assess customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.

The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported	Amounts under Legacy GAAP	Impact of Adoption	As reported
Consolidated statement of operations:	(in thousands, except per share amounts)
Net revenue	$85,106	$(96)	$85,010	$286,475	$10,895	$297,370
Cost of net revenue	41,182	(48)	41,134	130,782	3,714	134,496
Gross profit	43,924	(48)	43,876	155,693	7,181	162,874
Loss from operations	(12,520)	(48)	(12,568)	(15,566)	7,181	(8,385)
Loss before income taxes	(15,937)	(48)	(15,985)	(26,380)	7,181	(19,199)
Income tax provision (benefit)	(2,040)	(10)	(2,050)	5,803	1,508	7,311
Net loss	(13,897)	(38)	(13,935)	(32,183)	5,673	(26,510)
Basic loss per share	(0.20)	—	(0.20)	(0.47)	0.08	(0.39)
Diluted loss per share	(0.20)	—	(0.20)	(0.47)	0.08	(0.39)

	September 30, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$58,633	$—	$58,633
Inventory	41,561	196	41,757
Total current assets	174,057	196	174,253
Total assets	741,948	196	742,144
Deferred revenue and deferred profit	15,240	(15,240)	—
Accrued liabilities and other current liabilities	19,351	8,129	27,480
Total current liabilities	73,575	(7,111)	66,464
Total liabilities	356,861	(7,111)	349,750
Accumulated deficit	(101,248)	7,307	(93,941)
Total stockholders' equity	385,087	7,307	392,394
Total liabilities and stockholders' equity	741,948	196	742,144
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through our distributors accounted for 46% and 41% of net revenue for the three months ended September 30, 2018 and 2017, respectively. Revenues from sales through our distributors accounted for 41% and 31% of net revenue for the nine months ended September 30, 2018 and 2017, respectively.
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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities and any excess payments should be classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period presented, unless impracticable, and if impracticable, would be applied prospectively as of the earliest date practicable. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated statements of cash flows for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require us to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for us for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since we have not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We also made required supplemental disclosures in the notes to the 2017 consolidated financial statements to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why we were not able to complete the accounting required under ASC 740 in a timely manner. For adjustments to previously reported provisional amounts made in the three and nine months ended September 30, 2018, refer to Note 10. Additional adjustments to such reported provisional amounts could result in a material adverse impact to our consolidated financial position and results of operations in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for us beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We adopted the amendments in this update in the three months ended March 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the three and nine months ended September 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which we adopted in the three months ended December 31, 2017, as described above.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment awards to nonemployees and employees will be substantially aligned by eliminating the need to measure nonemployee share-based awards at fair value on the earlier of performance commitment date or date performance is complete. Both employee and nonemployee share-based awards are now measured at grant-date fair value. The amendments in this update are effective for us beginning with fiscal year 2019, including interim periods, with early adoption permitted, but no earlier than our adoption of Topic 606. We elected to early adopt the amendments in this update as of July 1, 2018, with the cumulative effect of the change recorded against accumulated deficit as of July 1, 2018. As our nonemployee share-based awards are not significant, such adoption did not have a material impact on our consolidated accumulated deficit as of July 1, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We intend to make this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. We plan to elect this transition option in our adoption of Topic 842. The amendments in these updates are effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We have performed a preliminary assessment of the impact of the adoption of the amendments in this update on our consolidated financial position and results of operations for our leases, which primarily consist of facility leases. Based on that assessment, we have determined that the right-of-use asset and lease liability, which is measured at the present value of future lease payments, are expected to have a material impact on our consolidated financial position. In addition, through the adoption date, we will complete the inventory of our leases and finalize our assessment of the impact of the adoption of Topic 842.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent any unintended applications of guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above is effective for us beginning with fiscal year 2019. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update will be effective for us beginning with fiscal year 2020, with early adoption permitted. Retrospective application is required for all amendments in this updated except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles- Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update will be effective for us beginning with fiscal year 2020, with early adoption permitted. We may select retrospective or prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of operations.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog and mixed signal integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.
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
Impairment Losses.  Impairment losses consist of charges resulting from the impairment of acquired intangible assets.
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
Income Tax Provision (Benefit). We make certain estimates and judgments in determining income taxes for financial statement purposes, including certain provisional estimates in the nine months ended September 30, 2018 for certain tax effects of the Tax Act for which accounting under ASC 740 is incomplete, as permitted under SAB 118. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

The following table sets forth our unaudited consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	100%	100%	100%	100%
Cost of net revenue	48	54	45	49
Gross profit	52	46	55	51
Operating expenses:
Research and development	34	26	30	27
Selling, general and administrative	29	26	26	26
Impairment losses	3	2	1	1
Restructuring charges	—	2	1	3
Total operating expenses	66	55	58	56
Loss from operations	(15)	(9)	(3)	(5)
Interest and other expense, net	(4)	(4)	(4)	(2)
Loss before income taxes	(19)	(14)	(6)	(8)
Income tax provision (benefit)	(2)	(6)	2	(11)
Net income (loss)	(16)%	(8)%	(9)%	3%
Net Revenue

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$42,026	$65,621	$(23,595)	(36)%	$164,201	$222,074	$(57,873)	(26)%
% of net revenue	49%	58%			55%	72%
Infrastructure	19,733	23,714	(3,981)	(17)%	59,708	50,666	9,042	18%
% of net revenue	23%	21%			20%	17%
Industrial and multi-market	23,251	24,246	(995)	(4)%	73,461	33,857	39,604	117%
% of net revenue	27%	21%			25%	11%
Total net revenue	$85,010	$113,581	$(28,571)	(25%)	$297,370	$306,597	$(9,227)	(3)%
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
Net revenue decreased $28.6 million to $85.0 million in the three months ended September 30, 2018 from $113.6 million in the three months ended September 30, 2017. The decrease in connected home net revenue of $23.6 million was primarily driven by a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, which was partially offset by increased G.hn and satellite product shipments. Infrastructure revenue decreased $4.0 million, primarily related to declines in our high-speed interconnect products serving Chinese Metro market infrastructure build-outs and last-mile broadband access deployments in China. The decrease in industrial and multi-market net revenue of $1.0 million was primarily related to declines in touch module shipments serving the handset market.
Net revenue decreased $9.2 million to $297.4 million in the nine months ended September 30, 2018 from $306.6 million in the nine months ended September 30, 2017. The decrease in connected home net revenue of $57.9 million was driven by the anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, partially offset by increased G.hn product shipments. The increase in infrastructure revenues of $9.0 million was primarily related to the incremental contribution of shipments from our power management and data encryption products acquired from Exar in May 2017 and increased wireless infrastructure shipments, which were partially offset by declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs and last-mile broadband access deployments in China. The increase in industrial and multi-market net revenue of $39.6 million was related to the incremental contribution of shipments from Exar.
Cost of Net Revenue and Gross Profit

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$41,134	$61,739	$(20,605)	(33)%	$134,496	$150,727	(16,231)	(11)%
% of net revenue	48%	54%			45%	49%
Gross profit	43,876	51,842	(7,966)	(15)%	162,874	155,870	7,004	4%
% of net revenue	52%	46%			55%	51%
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
Cost of net revenue decreased $20.6 million to $41.1 million in the three months ended September 30, 2018 from $61.7 million in the three months ended September 30, 2017. The decrease was primarily driven by lower sales and a decrease in amortization of inventory step-up of $10.2 million primarily related to the acquisition of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017, partially offset by an increase in acquired intangible amortization of $1.1 million primarily related to these acquisitions. The gross profit percentage increased to 52% in the three months ended September 30, 2018, as compared to 46% in the three months ended September 30, 2017. The increase was primarily due to the decrease in acquired inventory step-up amortization.
Cost of net revenue decreased $16.2 million from $150.7 million in the nine months ended September 30, 2017 to $134.5 million in the nine months ended September 30, 2018. The decrease was primarily driven by lower sales and a decrease in amortization step-up of $15.8 million primarily related to recent acquisitions of Exar in May 2017 and the G.hn business acquired from Marvell in April 2017, partially offset by an increase in acquired intangible amortization of $10.1 million primarily related to these acquisitions. The gross profit percentage increased to 55% in the nine months ended September 30, 2018, as compared to 51% in the nine months ended September 30, 2017. The increase was primarily due to the decrease in acquired inventory step-up amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$29,047	$29,270	$(223)	(1)%	$90,379	$82,163	$8,216	10%
% of net revenue	34%	26%			30%	27%
Research and development expense decreased $0.2 million from $29.3 million in the three months ended September 30, 2017 to $29.0 million in the three months ended September 30, 2018. The decrease was primarily due to lower payroll related expenses of $0.3 million and lower depreciation expense of $0.5 million as certain fixed assets reached the end of their useful lives. This decrease was partially offset by an increase in prototype expense of $0.5 million for new projects in the 2018 period.

Research and development expense increased $8.2 million from $82.2 million in the nine months ended September 30, 2017 to $90.4 million in the nine months ended September 30, 2018. The increase was primarily due to higher payroll-related expenses of $4.0 million related to the acquisitions in 2017 and higher prototype expenses of $3.7 million for new projects in the 2018 period. In addition, occupancy expenses were higher by $1.0 million partially due to new office leases in the current year as well as leases assumed in the 2017 acquisitions. The increase was partially offset by a decrease in depreciation expense of $0.6 million as certain fixed assets reached the end of their useful lives.
We expect our research and development expenses to increase in the future when we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$24,963	$29,037	$(4,074)	(14)%	$76,581	$78,988	$(2,407)	(3)%
% of net revenue	29%	26%			26%	26%
Selling, general and administrative expense decreased $4.1 million from $29.0 million in the three months ended September 30, 2017, to $25.0 million in the three months ended September 30, 2018. The decrease was primarily due to decreases in intangible amortization expense of $1.9 million as the backlog from the Exar and G.hn business acquisitions existing at the acquisition dates has reached the end of its useful life, professional fees of $1.2 million related to merger and acquisition expenses in the prior year and sales commission expense of $0.4 million.
Selling, general and administrative expense decreased $2.4 million from $79.0 million in the nine months ended September 30, 2017 to $76.6 million in the nine months ended September 30, 2018. The decrease was primarily due to decreases in professional fees of $9.6 million related to merger and acquisition expenses in the prior year, commission expense of $1.4 million, and depreciation of $0.3 million. These decreases were partially offset by an increase in payroll-related expenses of $4.9 million and intangible asset amortization of $3.9 million mainly related to the acquisitions in the prior year.
We expect selling, general and administrative expenses to decrease or remain flat in the near-term; however, our expenses may increase in the future when we expand our sales and marketing organization to enable expansion into existing and new markets.
Impairment Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$2,198	$2,000	$198	10%	$2,198	$2,000	$198	10%
% of net revenue	3%	2%			1%	1%
Impairment losses increased $0.2 million to $2.2 million for the three and nine months ended September 30, 2018, compared to $2.0 million for the three and nine months ended September 30, 2017.
Impairment losses in the 2018 periods consisted of acquired developed technology of Exar. Impairment losses in the 2017 periods consisted of acquired in-process research and development technology of Exar.
Restructuring charges

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$236	$2,178	$(1,942)	(89)%	$2,101	$8,724	(6,623)	(76)%
% of net revenue	—%	2%			1%	3%

Restructuring charges decreased $1.9 million from $2.2 million in the three months ended September 30, 2017 to $0.2 million in the three months ended September 30, 2017. The charges in the three months ended September 30, 2018 primarily consisted of severance-related charges of $0.4 million in connection with employee separation expenses, partially offset by $0.2 million in lease-related credits from adjustments to the net present value of our remaining lease obligation on the cease-use date for facilities we exited last year. The charges in the three months ended September 30, 2017 consisted of severance-related charges of $1.7 million in connection with employee separation expenses and $0.5 million in lease-related and other charges from exiting certain facilities.
Restructuring charges decreased $6.6 million from $8.7 million in the nine months ended September 30, 2017 to $2.1 million in the nine months ended September 30, 2018. The charges in the nine months ended September 30, 2018 primarily consisted of severance-related charges of $0.7 million in connection with employee separation expenses and $1.3 million in lease-related charges from exiting certain facilities, including $0.7 million in impairment of leasehold improvements. In the nine months ended September 30, 2017, the charges primarily consisted of $4.9 million of incremental stock-based compensation from the acceleration of certain stock-based awards we assumed from Exar Corporation due to change in control provisions upon termination or diminution of authority of former Exar executives, other severance-related charges of $2.8 million, and lease restructuring charges of $0.9 million related to exiting certain Exar facilities.
Interest and Other Income (Expense), Net

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(3,417)	$(4,800)	$(1,383)	(29)%	$(10,814)	$(7,504)	$3,310	44%
% of net revenue	(4)%	(4)%			(4)%	(2)%
Interest and other expense, net decreased by $1.4 million from $4.8 million in the three months ended September 30, 2017 to $3.4 million in the three months ended September 30, 2018. The decrease was primarily due to a decrease in interest expense of $0.7 million from a lower outstanding debt balance under the Exar acquisition term loan facility as a result of our repayments of principal. The remaining decrease of $0.7 million was primarily due to fluctuations in foreign currency transactions.
Interest and other expense, net increased by $3.3 million from $7.5 million in the nine months ended September 30, 2017 to $10.8 million in the nine months ended September 30, 2018. The increase was primarily due to an increase in interest expense of $4.7 million due to a full period of outstanding debt balance in the 2018 period compared to a partial period of outstanding debt balance in the 2017 period under the Exar acquisition term loan facility, which commenced in May 2017. The increase was partially offset by a decrease of $1.6 million primarily related to fluctuations in foreign currency transactions.
Income Tax Provision (Benefit)

	Three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(2,050)	$(6,276)	$(4,226)	(67)%	$7,311	$(33,770)	(41,081)	(122)%
% of net revenue	(2)%	(6)%			2%	(11)%
The income tax benefit in the three months ended September 30, 2018 was $2.1 million compared to an income tax benefit of $6.3 million in the three months ended September 30, 2017. The income tax provision in the nine months ended September 30, 2018 was $7.3 million compared to an income tax benefit of $33.8 million in the nine months ended September 30, 2017.
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

The income tax provision in the nine months ended September 30, 2018 primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The income tax benefit in the nine months ended September 30, 2017 primarily related to the release of the federal valuation allowance during the three months ended June 30, 2017.
We continue to maintain a valuation allowance to offset state and certain foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based upon our review of all positive and negative evidence, as of September 30, 2018, and our provision estimates for the effects of the Tax Act, we concluded that a valuation allowance should continue to be recorded against our state deferred tax assets, certain federal deferred tax assets, and deferred tax assets in certain foreign jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We are closely assessing the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. In the future, we could remove some or all of the valuation allowance against our state and certain federal and foreign deferred tax assets if we meet the more-likely-than-not threshold at such time.
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
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $67.2 million, restricted cash of $1.1 million and net accounts receivable of $58.6 million. Additionally, as of September 30, 2018, our working capital was $107.8 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment and intangible assets. We also use cash to pay down outstanding debt. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, amortization and depreciation of acquired intangible assets and property and equipment, and impairment of intangible assets. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.
Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. Our credit agreement, under which we entered into a term loan to partially fund our acquisition of Exar, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. We have not requested any incremental loans to date.

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Working capital	$107,789	$124,918
Cash and cash equivalents	$67,185	$71,872
Short-term restricted cash	349	1,476
Long-term restricted cash	709	1,064
Total cash, cash equivalents and restricted cash	$68,243	$74,412

Following is a summary of our cash flows provided by operating activities, used in investing activities and provided by (used in) financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$78,516	$53,321
Net cash used in investing activities	(6,413)	(429,111)
Net cash provided by (used in) financing activities	(78,910)	365,779
Effect of exchange rate changes on cash and cash equivalents	638	1,211
Decrease in cash, cash equivalents and restricted cash	$(6,169)	$(8,800)
Cash Flows from Operating Activities
Net cash provided by operating activities was $78.5 million for the nine months ended September 30, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from $86.8 million in non-cash operating expenses and $22.7 million in changes in operating assets and liabilities, partially offset by a net loss of $26.5 million, $3.3 million in deferred income taxes, and $1.2 million in excess tax benefits on stock-based awards. Non-cash operating expense items included in net loss for the nine months ended September 30, 2018 primarily consisted of depreciation and amortization of property, equipment, and acquired intangible assets of $59.9 million, stock-based compensation of $23.7 million, and impairment of intangible assets of $2.2 million.

Net cash provided by operating activities was $53.3 million for the nine months ended September 30, 2017. Net cash provided by operating activities for this period primarily consisted of net income of $10.3 million, $91.4 million in non-cash operating expenses, and $6.6 million in changes in operating assets and liabilities, partially offset by $48.4 million in deferred income taxes which primarily related to the release of the U.S. federal valuation allowance during the quarter ended June 30, 2017 and by $6.6 million in excess tax benefits on stock-based awards. Non-cash operating expenses included in net income for the nine months ended September 30, 2017 primarily included depreciation and amortization expense of property and equipment and acquired intangible assets of $46.5 million, stock-based compensation of $24.9 million, and amortization of inventory step-ups to fair value of $15.8 million, impairment of IPR&D assets of $2.0 million and losses on foreign currency of $1.4 million. Net income for the nine months ended September 30, 2017 excludes revenue of $5.2 million and gross profit of $3.9 million that would have been recorded by Exar on a sell-through basis had deferred revenue and deferred profit as of the May 12, 2017 acquisition date not been eliminated in the purchase price allocation of Exar as a result of acquisition accounting.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2018. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.

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

Cash Flows from Financing Activities
Net cash used in financing activities was $78.9 million for the nine months ended September 30, 2018, and consisted primarily of cash outflows from aggregate prepayments of principal of $78.0 million on outstanding debt and $5.0 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $4.1 million in net proceeds from issuance of common stock.

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

We believe that our $67.2 million of cash and cash equivalents at September 30, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $148.0 million of Exar-related transaction debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2018, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations
As of September 30, 2018, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations, and other obligations are as follows:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
	(in thousands)
Long-term debt obligations	$277,000	$—	$—	$—	$277,000
Operating lease obligations	33,816	2,288	17,781	12,949	798
Inventory purchase obligations	38,462	38,462	—	—	—
Other obligations	16,229	1,875	12,796	1,111	447
Total	$365,507	$42,625	$30,577	$14,060	$278,245

Other obligations consist of contractual payments due for software licenses.
Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, decreased by $86.3 million to $365.5 million as of September 30, 2018, from $451.8 million as of December 31, 2017 primarily as a result of prepayments of debt and contractual payments made on our operating leases, software licenses and outstanding inventory orders during the period, partially offset by an increase in inventory orders outstanding with our vendors and software licensing.
Other than disclosed above, there have been no other material changes during the nine months ended September 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of September 30, 2018, aggregate borrowings under the Initial Term Loan were $277.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the three months ended September 30, 2018, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2017, we completed the acquisition of Exar and, as of September 30, 2018, we have completed the integration of the processes, systems, and controls relating to Exar into our existing system of internal control over financial reporting in accordance with our integration plans. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPRs. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. Indeed, in its bankruptcy proceeding Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.

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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., RDA Microelectronics, Inc., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc. (which entered into a definitive agreement to be acquired by Renesas Electronics Corporation), Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-

performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

For the three months ended September 30, 2018, although none of our customers individually accounted for 10% or more of our net revenue, our ten largest customers accounted for 69% of our net revenue. For the nine months ended September 30, 2018, one customer accounted for 21% of our net revenue, and our ten largest customers accounted for 63% of our net revenue. For the three months ended September 30, 2017, one customer accounted for 26% of our net revenue, and our ten largest customers accounted for 58% of our net revenue. For the nine months ended September 30, 2017, one customer accounted for 27% of our net revenue, and our ten largest customers accounted for 60% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales on an annualized basis dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In the three months ended September 30, 2018 and 2017, revenue directly attributable to connected home applications accounted for approximately 49% and 58% of our net revenue, respectively. In the nine months ended September 30, 2018 and 2017, revenue directly attributable to connected home applications accounted for approximately 55% and 72% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Arris Group, Inc., Hitron Technologies, Inc., Compal Broadband Networks, Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Spectrum, Sky (in which Comcast now has a controlling stake), AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. In the three months ended September 30, 2018 and 2017, our research and development expense was $29.0 million and $29.3 million, respectively. In the nine months ended September 30, 2018 and 2017, our research and development expense was $90.4 million and $82.2 million, respectively. We continue to maintain or increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have been experiencing significant growth in a short period of time. Our net revenue increased from approximately $300.4 million in 2015, to $387.8 million in 2016 and $420.3 million in 2017, in part due to acquisitions. Our net revenue for the nine months ended September 30, 2018 was $297.4 million. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. For the three months ended September 30, 2018 and 2017, sales through distributors accounted for 46% and 41% of our net revenue, respectively. For the nine months ended September 30, 2018 and 2017, sales through distributors accounted for 41% and 31% of our net revenue, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Silan, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, China, and the United States. We also use third-party contractors for all of our assembly and test operations.
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
We currently do not have long-term supply contracts with any of our third-party vendors, including but, not limited to Global Foundries, Silan, SMIC, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance, and especially our design and technical personnel. We do not know whether we will be able to attract and retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, two of our current executives, our chief financial officer and chief corporate strategy officer and our vice president of sales, joined us in July 2018. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team. We are fortunate that many members of our executive management team have long tenures with us, but from time to time we also have been required to recruit new executive officers. For example, two of our current executives, our chief financial officer and chief corporate strategy officer and our vice president of sales, joined us in July 2018. With respect to executive officer recruitment and retention, we need to ensure that our executive compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. Furthermore, such material adverse impact may extend beyond one fiscal year. For example, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. Also on December 22, 2017, the SEC issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017 and in the three and nine months ended September 30, 2018, we have taken a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We also made required supplemental disclosures to accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. Adjustments to such reported provisional amounts could result in a material adverse impact on our net income and our financial position in fiscal 2018.

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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate, including those from enactment of the Tax Act in 2017, could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against U.S. federal deferred tax assets. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain foreign net deferred tax assets at September 30, 2018. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 81% and 86% of our net revenue in the three months ended September 30, 2018 and 2017, respectively. Products shipped to Asia accounted for 81% and 90% of our net revenue in the nine months ended September 30, 2018 and 2017, respectively. In addition, approximately 50% of our employees are located outside of the United States as of September 30, 2018. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In recent months, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 62% of our total revenues in the nine months ended September 30, 2018 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and ODMs in our industry have already begun implementing short-term price adjustments to offset such tariffs and transitioning their production and supply chain to locations outside of China. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could have a material adverse effect on our business and operating results.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various international and U.S. laws and other legal requirements, including packaging, product content, labor, import/export control regulations, the Foreign Corrupt Practices Act, and other anticorruption laws. These regulations are complex, change frequently and have generally become more stringent over time. We may be required to incur significant costs to comply with these regulations or to remedy violations. Any failure by us to comply with applicable government regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
For example, as indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. In recent years, there has been a substantial focus by regulators in the United States and Europe on the business practices of major Chinese technology companies such as Huawei and ZTE. Huawei and ZTE are each our current customers. While we intend to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures to ensure compliance with applicable export control laws, but there can be no assurance that these policies and procedures will prove effective.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2018, we had approximately 68.9 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 under the Securities Act, or Rule 144.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2017 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.3 million shares of our common stock for the 2017 performance period in February 2018. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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

Risks Relating to Our Acquisitions

In addition to our acquisitions, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
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

We completed acquisitions in April 2015, April 2016, July 2016, April 2017 and May 2017. We have completed the integration process for such acquisitions. We have incurred material restructuring costs in recent periods, some of which included employees from acquired businesses. To the extent we acquire additional businesses in the future, we cannot ensure that integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisitions and have a material adverse effect on our business, operating results, and financial condition.

Our business relationships, including customer relationships, and those of our acquired businesses may be subject to disruption due to uncertainty associated with the acquisitions.

In response to the completion of our acquisitions, customers, vendors, licensors, and other third parties with whom we do business or the acquired entities did business or otherwise have relationships may experience uncertainty associated with the acquisitions, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.

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

In connection with the acquisition of Exar, we incurred $425.0 million of secured term loan indebtedness. We have since entered into an interest rate swap to hedge a substantial portion of our exposure to rising interest rates applicable to such indebtedness. We had not previously carried long-term indebtedness, which will continue to adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Additionally, our interest rate swap has a declining notional amount based on our anticipated prepayment of indebtedness; therefore, if the unhedged portion of our indebtedness increases substantially at the same time interest rates increase, it could adversely affect our operating results and cash flows.

MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $277.0 million remains outstanding as of September 30, 2018. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and had financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

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

•
we are subject to a fixed rate of interest as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our term loan will increase. Our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. If interest rates were to decrease substantially, we would pay higher interest expense than market and, as a result, could seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees and the fair value of our interest rate swap may also decrease substantially; and

•
we are also still subject to variable interest rate risk on the principal balance in excess of the notional amount of the interest rate swap because our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. If we are unable to make anticipated prepayments of our indebtedness causing the unhedged portion of our indebtedness to subtantially increase at the same time that interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $277.0 million remained outstanding at September 30, 2018. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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

Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remains in escrow as of September 30, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through September 30, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, was $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations was $34.0 million, and its maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of September 30, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the nine months ended September 30, 2018 and in the year ended December 31, 2017, we recognized impairment losses of $2.2 million and $2.0 million, respectively, related principally to acquired Exar assets, in the year ended December 31, 2016, we recognized IPR&D impairment losses of $1.3 million related principally to acquired wireless infrastructure access assets, and in the year ended December 31, 2015, we recognized IPR&D impairment losses of $21.6 million related principally to acquired Entropic assets. As of September 30, 2018, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $261.8 million, including IPR&D intangible assets of $4.4 million, and we could recognize impairment charges in the future.

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

MAXLINEAR, INC.

(Registrant)

Date:	October 30, 2018	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)