Form 10-K
period 2018-12-31
MAXLINEAR INC
filed 2019-02-05
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $895.5 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 29, 2019, the registrant has 69,557,325 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2019 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.

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
Overview

We are a provider of radio frequency, or RF, high-performance analog, and mixed-signal communications systems-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a broadband communication system. In most cases, these products are designed on a single silicon-die, using standard digital CMOS processes and conventional packaging technologies. We believe this enables our solutions to achieve superior power, performance, and cost advantages relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate our products in a wide range of electronic devices. Examples of such end market electronic devices incorporating our products include cable DOCSIS broadband modems and gateways; wireline connectivity devices for in-home networking applications; RF transceivers and modems for wireless carrier access and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; video set-top boxes and gateways; hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units; and power management and interface products used in these and a range of other markets.

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

Industry Background
Over the last two decades, the availability of ubiquitous internet connectivity has resulted in an exponential growth in data content consumption, delivery, and distribution. The rapid rise of social media, the increasing popularity of broadcast video delivery services such as Netflix, Amazon Prime, and Hulu, new high definition multimedia content, and expanding 4G/5G wireless data access have led to an explosion in data traffic and created an insatiable demand for data bandwidth. Increasingly, industrial, enterprise, and home devices, such as, high-efficiency environmentally friendly or "green" lighting, smart appliances in the connected home, commercial air-conditioning, video surveillance equipment, manufacturing machinery, and point-of-sale asset tracking systems are being connected over the internet, collectively referred to as the Internet of Things, or IoT. Society's drive towards increased energy efficiency and productivity gains is inextricably linked to an expanding interconnected world of devices and people. The sheer amount of information generated and made available for further processing in an IoT world necessitates the continuous upgrade of network bandwidth capacity and associated equipment. Cloud based computing services for storage, big data analytics, and internet data traffic management require massive high-speed data processing and data sharing between servers, switches, and routers within large hyperscale and enterprise data centers. As a result, the growth in demand for fatter and faster data pipes (higher data capacity and lower data latency networks) inside the home, into the home, and throughout the cloud and wired and wireless communications network infrastructure is unprecedented. The elimination of data capacity and speed bottlenecks inside networks is heavily reliant on wide spectrum or broadband, high frequency circuits, and digital signal processing algorithms that can improve spectrum utilization efficiency, and can be integrated into cost effective, low power, mixed-signal system-on-chip semiconductor solutions. We believe that several of these trends are key drivers across multiple of our target markets. These trends include the following:

•
Connected Home: Competing cable, satellite, and other broadband video and data service providers differentiate their services by offering consumers bundled video, voice, and broadband data access, referred to as triple-play services. These services include advanced features, such as, channel guide information, video-on-demand, DVR, and picture-in-picture viewing. Many of today’s service provider home gateway set-top boxes enable consumers to simultaneously access and manage multimedia content from multiple locations and screens in the home. These home gateway or set-top box devices are required to simultaneously receive, demodulate, and decode multiple signals spread across several channels of frequency bandwidth over a wide frequency range. In traditional set-top box architectures, each simultaneously accessed spectrum of signal is processed by a dedicated RF receiver and transmitter. In the emerging cable and satellite home gateway or media servers, content is delivered from the gateway/server to “thin” or remote IP clients that do not have traditional TV tuners. Each of these gateways and clients necessarily includes a broadband RF transceiver SoC based on MoCA, G.hn, or WiFi home data connectivity standards. As a result, the number of RF transceivers required in each gateway or client is greatly increased. For example, in order to deliver the increasing data bandwidth requirements of the home, cable MSOs have begun initial deployments of DOCSIS 3.1 equipment and services, which enable channel bonding or the concurrent reception of multiple channels of frequency bands, resulting in a higher aggregate “sum of the channels” bandwidth available to cable subscribers. With the increasing popularity of accessing multimedia content over-the-top, or OTT, via broadband-enabled streaming services, consumers are augmenting OTT multimedia content services with free over-the-air (OTA) terrestrial TV broadcast programming (also referred to as “Cord Cutting”). Therefore, cord-cutting OTT streaming media platforms also require one or more terrestrial TV RF receiver and demodulator SoC solutions.

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

•
Industrial & Multi-Market: We have proven technical competency serving the connected world. Increasingly, in the industrial world, manufacturing equipment and appliances are connected to each other and to the cloud to better optimize utilization, improve power consumption, and plant management. Legacy equipment and new installations need to communicate with each other via newer and older connectivity protocol standards. This in turn creates opportunities for the growth of interface products, and interface bridge products supporting multiple protocols. We believe our interface product portfolio, which consists of serial interface, universal serial bus (USB), universal asynchronous receiver transmitter (UARTS), peripheral interconnect express (PCIe) devices, data converters, power management integrated chips (PMICs), and force touch sensing modules, creates new growth vectors across communications, industrial and multiple other end markets.

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

•
Expand Global Presence. Due to the global nature of our supply chain and customer locations, we intend to continue to expand our sales, design and technical support organization both in the United States and overseas. In particular, we expect to align our regional support to our customer base. We believe that our customers will increasingly expect this kind of local capability and support.

•
Attract and Retain Top Talent. We are committed to recruiting and retaining highly talented personnel with proven expertise in the design, development, marketing and sales of communications integrated circuits. We believe that we have assembled a high-quality team in all the areas of expertise required at an integrated circuit design company. We provide an attractive work environment for all of our employees. We believe that our ability to attract the best engineers is a critical component of our future growth and success in our chosen markets.

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

Customers
We sell our products, directly and indirectly, to original equipment manufacturers, or OEMs, module makers and original design manufacturers, or ODMs, and we refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high-performance SoC-based solutions rapidly. A significant portion of our sales are through distributors based in Asia, who then resell our product.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2018, 2017 and 2016, ten customers accounted for approximately 61%, 58% and 74% of our net revenue, respectively. In the years ended December 31, 2018, 2017 and 2016, Arris Group, Inc. (which entered into a definitive agreement to be acquired by CommScope Holding Company, Inc.), or Arris, represented 18%, 25% and 27% of our net revenue. Sales to Arris as a percentage of net revenue include sales to Pace, which was acquired by Arris in January 2016, for the year ended December 31, 2016. In the year ended December 31, 2016, Technicolor (which includes Cisco, Inc.'s, or Cisco, former connected devices business), represented 10% of net revenue. In 2018 and 2017, Technicolor represented less than 10% of our net revenue.
Products shipped to Asia accounted for 81%, 89% and 93% of our net revenue in the years ended December 31, 2018, 2017 and 2016, respectively. Products shipped to China accounted for 63%, 71% and 78% of our net revenue in the years ended December 31, 2018, 2017 and 2016, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2018, 2017 and 2016 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2018, 2017 and 2016 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 13 to our consolidated financial statements, included in Part IV, Item 15 of this Report for a discussion of total revenue by geographical region for the years ended December 31, 2018, 2017 and 2016.
Sales and Marketing
We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia, and operate customer engineering support offices in Carlsbad, Irvine, and San Jose in California; Tokyo in Japan; Shanghai and Shenzhen in China; Taipei and Hsinchu in Taiwan; Seoul in South Korea; Bangalore in India; Burnaby in Canada; Paterna in Spain; and Singapore. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales through distributors accounted for approximately 42%, 34% and 19% of our net revenue in the years ended December 31, 2018, 2017 and 2016, respectively.

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
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 14 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include Global Foundries Inc. in Singapore, Semiconductor Manufacturing International Corporation or SMIC in China, Taiwan Semiconductor Manufacturing Corporation or TSMC in Taiwan, and United Microelectronics Corporation or UMC in Taiwan and Singapore.
Assembly/packaging and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent assembly/packaging and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering or ASE in Taiwan, Malaysia, and Singapore (assembly/packaging and test), Amkor Technology in Korea and China (assembly/packaging and test), Giga Solution Technology Co. Ltd. in Taiwan (test only), SIGURD Microelectronics Corp. in Taiwan (test only), Unisem (M) Berhad in China (assembly/packaging only) and United Test and Assembly Center or UTAC Holdings Ltd. in Singapore, Thailand, and China (assembly/packaging and test).

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
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2018, we had approximately 498 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Shenzhen in China; Hsinchu in Taiwan; Bangalore in India; Burnaby in Canada; Paterna in Spain; and Singapore.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receivers, optical interconnects, high-performance interface, data and video compression and encryption, and power management products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources, as well as smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and optical interconnect products. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V, MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc. (which entered into a definitive agreement to be acquired by Renesas Electronics Corporation), Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
We have 1050 issued patents and 285 patent applications pending in the United States. We also have 59 issued foreign patents and 17 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States.
We are the owner of approximately 23 trademarks that have been registered and/or allowed for registration in the United States. We own foreign counterparts (including approximately 40 foreign registrations) of certain of these registered trademarks in Australia, Canada, Chile, China, the EU, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We also claim common law rights in certain other trademarks that are not registered.
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
Employees
As of December 31, 2018, we had approximately 739 employees, including 498 in research and development, 104 in sales and marketing, 34 in operations and semiconductor technology and 103 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
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
The global semiconductor market in general, and the connected home, wired and wireless infrastructure, and broader industrial and communications analog and mixed-signal markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. Large semiconductor companies resulting from industry consolidation could enjoy substantial market power, which they could exert through, among other things, aggressive pricing that could adversely affect our customer relationships and revenues. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates, if any, and operating results.
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Integrated Device Technology, Inc.(which entered into a definitive agreement to be acquired by Renesas Electronics Corporation), Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
We depend on a limited number of customers, that have undergone or are undergoing consolidation and who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results. In addition, a significant portion of our revenue is derived from sales of products to distributors, who then resell our products.
For fiscal 2018, one customer accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue. For fiscal 2017, one customer accounted for approximately 25% of our net revenue, and our ten largest customers collectively accounted for approximately 58% of our net revenue. For fiscal 2016, two customers accounted for approximately 37% of our net revenue, and our ten largest customers collectively accounted for approximately 74% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
A significant portion of our revenues are from sales of product to distributors, who then resell our product. Our agreements with certain of these distributors provide protection against price reduction on their inventories of our products. The loss of certain distributors could have a material adverse effect on our business and results of operations, and price reductions associated with their inventories of our products could have a substantial adverse effect on our operating results in the event of a dramatic decline in selling prices for these products.
A significant portion of our revenue is attributable to demand for our products in markets for connected home solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
For fiscal 2018, 2017 and 2016, revenue directly attributable to connected home applications accounted for approximately 54%, 69% and 89% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
We sell most of our products to manufacturers of cable broadband voice and data modems and gateways, pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. We have expanded our product offerings to include power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog and mixed-signal solutions targeting the markets for high-speed optical interconnects for data center, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For fiscal 2018, our research and development expense was $120.0 million, $112.3 million, and $97.7 million, respectively. For fiscal 2018 and 2017, we continued to increase our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions. Our net revenue increased from approximately $387.8 million in 2016, to $420.3 million in 2017 and decreased to $385.0 million in 2018. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To return to growth and manage any future growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

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
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, certain of our agreements with key distributors, we provide protection for reductions in selling prices of the distributors' inventory, which could have a significant adverse effect on our operating results if the selling prices for those products fell dramatically.
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
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPR’s. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. In its bankruptcy proceeding, Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against us. [In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270.] At this time, we cannot predict whether the District Court or other litigation will be re-instated.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for approximately 42%, 34% and 19% of our net revenue in the years ended December 31, 2018, 2017 and 2016, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations.
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
We currently do not have long-term supply contracts with any of our third-party vendors, including but, not limited to Global Foundries, SMIC, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly as we seek to enter new markets where we may not have prior experience.
Our recent operating history has focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we previously expanded into the market for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and entered the markets for wireless telecommunications infrastructure. We have expanded into the wired whole-home broadband connectivity market. We also entered the markets for power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our net income and our financial position. Furthermore, such material adverse impact may extend beyond one fiscal year. For example, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. Also on December 22, 2017, the SEC issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic

740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 was incomplete. Such provisional amounts were subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date. We completed the accounting required under ASC 740 in 2018; however as new guidance and interpretations of the tax law become available, any further adjustments related to the enacted tax laws could result in a material adverse impact on our net income and our financial position in fiscal 2019.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate, including those from enactment of the Tax Act in 2017, could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. During the quarter ended June 30, 2017, we released the valuation allowance against certain U.S. federal deferred tax assets. During the quarter ended December 31, 2018, we reduced the valuation allowance on certain additional U.S. federal deferred tax assets, based on the finalization of our provisional estimates for the effect of the Tax Act on future U.S. taxable income projections. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at December 31, 2018. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
Effective in the second quarter of 2017, we began to operate under certain favorable tax incentives in Singapore, which are effective through March 2022 and may be extended through March 2027, and generally are dependent on our meeting certain headcount and investment thresholds. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent US or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. Absent these tax incentives, our corporate income tax rate in Singapore would generally be the 17% statutory tax rate. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we could lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.

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
We sell our products throughout the world. Products shipped to Asia accounted for 81% of our net revenue in the year ended December 31, 2018. In addition, approximately 51% of our employees are located outside of the United States as of December 31, 2018. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In recent months, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 63% of our total revenues in the year ended December 31, 2018 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, and Singapore. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, or other natural or man-made disaster.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2018, we had 69.6 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
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
Risks Relating to Our Acquisitions
In addition to our completed acquisitions, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
We have completed acquisitions in recent years and may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, MaxLinear filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against MaxLinear. The hearing on that motion is currently scheduled for March 1, 2019. The trial date is set for May 3, 2019. We intend to continue to vigorously defend against the lawsuit as it proceeds.

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

We completed acquisitions in recent years. We have completed the integration process for such acquisitions. We have incurred material restructuring costs in recent periods, some of which included the termination of employees from acquired businesses. To the extent we acquire additional businesses in the future, we cannot ensure that integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisitions and have a material adverse effect on our business, operating results, and financial condition.
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
MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $262.0 million remained outstanding as of December 31, 2018. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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

•
we are subject to a fixed rate of interest as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our term loan will increase. Our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. If interest rates were to decrease substantially, we would pay higher interest expense than market and, as a result, could seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees and the fair value of our interest rate swap may also decrease substantially; and

•
we are also still subject to variable interest rate risk on the principal balance in excess of the notional amount of the interest rate swap because our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, have recently increased and may continue to increase in future periods. If we are unable to make anticipated prepayments of our indebtedness causing the unhedged portion of our indebtedness to substantially increase at the same time that interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $262.0 million remained outstanding at December 31, 2018. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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
Under the terms of the purchase agreement relating to the divested business unit, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remained in escrow as of December 31, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through December 31, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, was $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations was $34.0 million, and its maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of December 31, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the years ended December 31, 2018, 2017, and 2016, we recognized impairment losses of $2.2 million, $2.0 million, and $1.3 million, respectively, related to acquired intangible assets. As of December 31, 2018, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $244.9 million, including in-process research and development, or IPR&D, intangible assets of $4.4 million, and we could recognize impairment charges in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Burnaby, Canada; Bangalore, India; Singapore; Taipei, and Hsinchu Taiwan; Shenzhen and Shanghai, China; Seoul, South Korea; Tokyo, Japan; and in Paterna, Spain.

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

In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPRs. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. In its bankruptcy proceeding, Crespe has stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court or other litigation will be re-instated.
Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, MaxLinear filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against MaxLinear. The hearing on that motion is currently scheduled for March 1, 2019. The trial date is set for May 3, 2019. We intend to continue to vigorously defend against the lawsuit as it proceeds.

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
Market Information and Holders
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MXL.
According to our transfer agent, as of January 29, 2019, there were 60 record holders of our common stock. We believe we have approximately 22,000 beneficial holders of our common stock.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2013 and ends on December 31, 2018, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2013, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and selected consolidated balance sheet data as of December 31, 2018 and 2017 from our consolidated financial statements and related notes included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. As described in Note 1 to our consolidated financial statements included herein, as a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$384,997	$420,318	$387,832	$300,360	$133,112
Cost of net revenue	176,223	212,355	157,842	144,937	51,154
Gross profit	208,774	207,963	229,990	155,423	81,958
Operating expenses:
Research and development	120,046	112,279	97,745	85,405	56,625
Selling, general and administrative	101,789	105,831	64,454	77,981	34,191
Impairment losses	2,198	2,000	1,300	21,600	—
Restructuring charges	3,838	9,524	3,432	14,086	—
Total operating expenses	227,871	229,634	166,931	199,072	90,816
Income (loss) from operations	(19,097)	(21,671)	63,059	(43,649)	(8,858)
Interest income	78	274	572	275	236
Interest expense	(14,255)	(10,378)	(104)	(100)	(15)
Other income (expense), net	422	(2,223)	163	568	(108)
Total interest and other income (expense), net	(13,755)	(12,327)	631	743	113
Income (loss) before income taxes	(32,852)	(33,998)	63,690	(42,906)	(8,745)
Income tax provision (benefit)	(6,653)	(24,811)	2,398	(575)	(1,704)
Net income (loss)	$(26,199)	$(9,187)	$61,292	$(42,331)	$(7,041)
Net income (loss) per share:
Basic	$(0.38)	$(0.14)	$0.96	$(0.79)	$(0.19)
Diluted	$(0.38)	$(0.14)	$0.91	$(0.79)	$(0.19)
Shares used to compute net income (loss) per share:
Basic	68,490	66,252	63,781	53,378	36,472
Diluted	68,490	66,252	67,653	53,378	36,472

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short- and long-term investments, available-for-sale	$74,191	$74,412	$136,805	$130,498	$79,351
Working capital	110,044	124,918	158,304	134,170	67,668
Total assets	738,831	824,862	422,652	334,505	135,711
Total stockholders’ equity	399,936	387,424	352,424	262,924	99,102

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

We combine our high-performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software, high-performance analog, and embedded systems to provide highly integrated semiconductor devices and platform-level solutions that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our solutions have high levels of functional integration and performance, small silicon die size, and low power consumption. Moreover, we are uniquely positioned to offer customers a combination of proprietary CMOS-based radio system architectures that provide the benefits of superior RF system performance, along with high-performance analog interface and power management solutions that enable shorter design cycles, significant design flexibility, and low system cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multimarket applications.

Our net revenue has grown from approximately $0.6 million in fiscal 2006 to $385.0 million in fiscal 2018. In fiscal 2018, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 81%, 89% and 93% of net revenue during the years ended December 31, 2018, 2017 and 2016, respectively, including 63%, 71% and 78%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the years ended December 31, 2018, 2017 and 2016 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the years ended December 31, 2018, 2017 and 2016 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the year ended December 31, 2018, one of our customers, Arris (which entered into a definitive agreement to be acquired by CommScope Holding Company, Inc.) accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue. In the year ended December 31, 2017, one of our customers, Arris, accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue. In the year ended December 31, 2016, two of our customers, Arris and Technicolor, accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 74% of our net revenue. Sales to Arris as a percentage of revenue include sales to Pace, which was acquired by Arris in January 2016, for the year ended December 31, 2016. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Revenue Recognition
On January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method and accordingly, modified our policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for MaxLinear was to accelerate the timing of our revenue and related cost recognition on products sold via some of our distributors, which changed from recognition upon the sale to our distributors' end customers, or the sell-through method, to recognition upon our sale to the distributor, or the sell-in method. We are now also required to estimate the effects of pricing credits to our distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon our sale to the distributor. As a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change in revenue recognition for such distributor sales.
Substantially all of our revenue is generated from sales of our integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, we adopted ASC 606 and recognize revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account our customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if we have a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of our product sales, transfer of control occurs upon shipment to our distributor or direct customer. In assessing whether collection of consideration from a customer is probable, we consider the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component.
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
Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to our end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. We also record a right of return asset consist of amounts representing the products we expect to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when we believe unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 14 to our consolidated financial statements.
We assess customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Year Ended December 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands, except per share amounts)
Consolidated statement of operations:
Net revenue	$370,033	$14,964	$384,997
Cost of net revenue	170,719	5,504	176,223
Gross profit	199,314	9,460	208,774
Loss from operations	(28,557)	9,460	(19,097)
Loss before income taxes	(42,312)	9,460	(32,852)
Income tax benefit	(8,640)	1,987	(6,653)
Net loss	(33,672)	7,473	(26,199)
Basic and diluted loss per share	(0.49)	0.11	(0.38)

	December 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$59,491	$—	$59,491
Inventory	41,470	268	41,738
Total current assets	180,343	268	180,611
Total assets	738,563	268	738,831
Deferred revenue and deferred profit	19,499	(19,499)	—
Accrued expenses and other current liabilities	12,860	10,660	23,520
Total current liabilities	79,406	(8,839)	70,567
Total liabilities	347,734	(8,839)	338,895
Accumulated deficit	(102,737)	9,107	(93,630)
Total stockholders' equity	390,829	9,107	399,936
Total liabilities and stockholders' equity	738,563	268	738,831
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through our distributors accounted for 42%, 34% and 19% of net revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Production Masks
Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful life of two years to five years. To determine if the production mask has alternative future uses or benefits, we evaluate risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.

Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method. Intangible assets represent purchased intangible assets including developed technology and in-process research and development, or IPR&D, technologies acquired or licensed from other companies, customer relationships, noncompete covenants, backlog, and trademarks and tradenames. Purchased finite-lived intangible assets are capitalized and amortized over their estimated useful lives. Technologies acquired or licensed from other companies, customer relationships, noncompete covenants, backlog, and trademarks and tradenames are capitalized and amortized over the lesser of the terms of the agreement, or estimated useful life. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.
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
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. Also on December 22, 2017, the SEC issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 was incomplete. Such provisional amounts were subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date. We have completed the accounting required under ASC 740 in a timely manner.
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
Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard replaced all prior U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance became effective for MaxLinear on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We applied the guidance prospectively with an adjustment to accumulated deficit for the cumulative effect of adoption. Adoption of the amendments in this guidance accelerated the timing of our revenue and related cost recognition on products sold via some distributors, which changed from the sell-through method to the sell-in method under this guidance. We are also required to estimate the effects of pricing credits to our distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights. We have completed our assessment of the impact of adopting this new accounting standard on our consolidated financial position and results of operations for the year ended December 31, 2018; such impact is disclosed above, under the caption "Critical Accounting Policies—Revenue Recognition." The impact to accumulated deficit as of January 1, 2018 was not material. As a result of applying the guidance prospectively with an adjustment to accumulated deficit in our consolidated financial statements for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the year ended December 31, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations for the year ended December 31, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities and any excess payments should be classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period presented, unless impracticable, and if impracticable, would be applied prospectively as of the earliest date practicable. The amendments in this update were effective for us beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on our consolidated statements of cash flows for the year ended December 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require us to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for us for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since we have not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the year ended December 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, we took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. We completed the accounting required under ASC 740 in 2018; however as new guidance and interpretations of the tax law become available, any further adjustments related to the enacted tax laws could result in a material adverse impact on our net income and our financial position in 2019.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for us beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We adopted the amendments in this update in the year ended December 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations for the year ended December 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which we adopted in the year ended December 31, 2017, as described above.

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
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We intend to make this election, along with other available practical expedients. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. We plan to elect this transition option in our adoption of Topic 842. The amendments in these updates are effective for us for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. We have performed an assessment of the impact of the adoption of the amendments in these updates on our consolidated financial position and results of operations for our leases, which primarily consist of facility leases. Based on that assessment, we have estimated that the adoption of Topic 842 will result in the recognition of approximately $24 million of right-of-use assets and lease liabilities as of January 1, 2019 based on the present value of future minimum lease payments. Also, the impacts from the adoption of Topic 842 to our accumulated deficit as of January 1, 2019 and to our consolidated results of operations for the year ending December 31, 2019 are not expected to be material.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new leases standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments have the same effective date and transition requirements as the new lease standard summarized above. We have disclosed the impact of adoption of Topic 842 on our consolidated financial position and results of operations as stated above.

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
Net Revenue. Net revenue is generated from sales of radio-frequency, analog and mixed-signal integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Net revenue	100%	100%	100%
Cost of net revenue	46	51	41
Gross profit	54	49	59
Operating expenses:
Research and development	31	27	25
Selling, general and administrative	26	25	17
Impairment losses	1	—	—
Restructuring charges	1	2	1
Total operating expenses	59	54	43
Income (loss) from operations	(5)	(5)	16
Total interest and other income (expense), net	(4)	(3)	—
Income (loss) before income taxes	(9)	(8)	16
Income tax provision (benefit)	(2)	(6)	—
Net income (loss)	(7)%	(2)%	16%
Net Revenue

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Connected home	$207,336	$288,610	$346,990	(28)%	(17)%
% of net revenue	54%	69%	89%
Infrastructure	82,388	71,779	37,411	15%	92%
% of net revenue	21%	17%	10%
Industrial and multi-market	95,273	59,929	3,431	59%	1,647%
% of net revenue	25%	14%	1%
Total net revenue	$384,997	$420,318	$387,832	(8)%	8%
Net revenue decreased $35.3 million to $385.0 million for the year ended December 31, 2018, as compared to $420.3 million for the year ended December 31, 2017. The decrease in connected home net revenue of $81.3 million was driven by the anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, partially offset by increased G.hn product shipments. The increase in infrastructure revenues of $10.6 million primarily related to the incremental contribution of shipments from our power management and data encryption products and increased wireless infrastructure shipments, which were partially offset by declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs and last-mile broadband access deployments in China. The increase in industrial and multi-market revenue of $35.3 million was related to the incremental contribution of shipments of high performance analog products.

Net revenue increased $32.5 million to $420.3 million in the year ended December 31, 2017, as compared to $387.8 million in the year ended December 31, 2016. The decrease in connected home net revenue of $58.4 million was primarily driven by the anticipated declines in our satellite analog channel-stacking solutions for the satellite pay-TV market and legacy video SoCs used primarily in cable digital-to-analog (DTA) converter applications, which declined significantly year-over-year. These reductions were partially offset by increased cable modem and data gateway sales. The increase in infrastructure revenues of $34.4 million primarily related to the incremental contribution of shipments from our wireless infrastructure backhaul business, and from power management and data encryption products, which were partially offset by year-over-year declines in our high-speed interconnect products serving the Chinese Metro market infrastructure build-outs. The increase in industrial and multi-market revenues of $56.5 million was primarily related to the incremental contribution of shipments of high performance analog products.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.
Cost of Net Revenue and Gross Profit

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Cost of net revenue	$176,223	$212,355	$157,842	(17)%	35%
% of net revenue	46%	51%	41%
Gross profit	208,774	207,963	229,990	—%	(10)%
% of net revenue	54%	49%	59%
Cost of net revenue decreased $36.1 million to $176.2 million for the year ended December 31, 2018, as compared to $212.4 million for the year ended December 31, 2017. The decrease was primarily driven by lower sales and a decrease in acquired inventory step-up amortization of $25.6 million primarily related to the acquisitions of Exar and the G.hn business, partially offset by an increase in acquired intangible amortization of $10.5 million primarily related to these acquisitions. The increase in gross profit percentage for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was due to the decrease in acquired inventory step-up amortization.
Cost of net revenue increased $54.5 million to $212.4 million for the year ended December 31, 2017, as compared to $157.8 million for the year ended December 31, 2016. This increase was primarily driven by increased inventory step-up amortization of $19.9 million and acquired intangible amortization of $16.8 million primarily related to the acquisitions of Exar, the G.hn business, and the wireless infrastructure businesses, respectively, and higher sales. The decrease in gross profit percentage for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to a decrease in sales of higher margin products and the previously mentioned increase in amortization of inventory step-up and intangible amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Research and development	$120,046	$112,279	$97,745	7%	15%
% of net revenue	31%	27%	25%
Research and development expense increased $7.8 million to $120.0 million for the year ended December 31, 2018 from $112.3 million in the year ended December 31, 2017. The increase was primarily due to an increase in prototype expenses of $4.3 million for new projects in the 2018 period, and an increase in payroll-related expenses of $3.4 million primarily related to the acquisitions of Exar and the G.hn business. In addition, occupancy expenses increased by $0.8 million partially due to new office leases as well as leases assumed in the 2017 acquisitions; equipment rentals and maintenance increased by $0.3 million; and travel-related expense increased by $0.3 million. Such increases were partially offset by a decrease in depreciation expense of $1.0 million as certain fixed assets reached the end of their useful lives, and a decrease in outside services of $0.3 million.

Research and development expense increased $14.5 million to $112.3 million for the year ended December 31, 2017, as compared to $97.7 million for the year ended December 31, 2016. The increase was primarily due to increases in payroll-related expense of $11.2 million, computer-aided design tools expense of $2.1 million, and depreciation expense of $1.9 million related to our acquisitions of Exar, the G.hn business, and the wireless infrastructure businesses, respectively. These increases were partially offset by lower prototype expenses of $1.2 million due to timing of projects.
We expect our research and development expenses to decrease or remain relatively flat in the near term; however, our expenses may increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Selling, general and administrative	$101,789	$105,831	$64,454	(4)%	64%
% of net revenue	26%	25%	17%
Selling, general and administrative expense decreased $4.0 million to $101.8 million for the year ended December 31, 2018, as compared to $105.8 million for the year ended December 31, 2017. The decrease was primarily due to decreases in professional fees of $9.9 million primarily related to merger and acquisition expenses in the prior year, commission expense of $1.9 million, outside services of $0.4 million, and depreciation of $0.2 million. These decreases were partially offset by increases in payroll-related expenses of $5.3 million and intangible asset amortization of $3.1 million mainly related to previously mentioned acquisitions in 2017.
Selling, general and administrative expense increased $41.4 million to $105.8 million for the year ended December 31, 2017, as compared to $64.5 million for the year ended December 31, 2016. The increase was primarily due to increases, including a full year impact of certain expenses, in intangible amortization expense of $21.9 million, payroll-related expenses of $9.7 million, professional fees of $7.8 million and occupancy expenses of $1.2 million, each primarily related to our acquisitions of Exar and the G.hn business, and the wireless infrastructure businesses, respectively.
We expect selling, general and administrative expenses to decrease or remain relatively flat in the near-term; however, our expenses may increase in the future as we expand our sales and marketing organization to enable market expansion.
Impairment Losses

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Impairment losses	$2,198	$2,000	$1,300	10%	54%
% of net revenue	1%	—%	—%
Impairment losses increased $0.2 million to $2.2 million for the year ended December 31, 2018, compared to $2.0 million for the year ended December 31, 2017. Impairment losses increased $0.7 million to $2.0 million for the year ended December 31, 2017, compared to $1.3 million for the year ended December 31, 2016.
Impairment losses in 2018 consisted of acquired developed technology of Exar. Impairment losses in 2017 consisted of acquired in-process research and development technology of Exar. Impairment losses in 2016 consisted of acquired in-process R&D technology of the wireless infrastructure access business.
Restructuring charges

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Restructuring charges	$3,838	$9,524	$3,432	(60)%	178%
% of net revenue	1%	2%	1%

Restructuring charges decreased $5.7 million to $3.8 million for the year ended December 31, 2018, compared to $9.5 million for the year ended December 31, 2017. Restructuring charges increased $6.1 million to $9.5 million for the year ended December 31, 2017, compared to $3.4 million for the year ended December 31, 2016.
Restructuring charges in 2018 primarily consisted of severance-related charges of $2.1 million in connection with employee separation expenses and lease restructuring charges of $1.6 million related to exiting certain redundant facilities.
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
Restructuring charges in 2016 primarily consisted of lease and leasehold impairment charges of $2.3 million and employee severance and stock compensation expenses of $1.0 million. Lease restructuring charges in 2016 primarily related to adjustments to the estimates of net present value of the remaining lease obligation for actual sublease income and period costs associated with certain vacated facilities, including commissions to brokers involved in subleasing property, under lease arrangements, and exiting certain other leased facilities.
Interest and Other Income (Expense)

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Interest and other income (expense), net	$(13,755)	$(12,327)	$631	12%	(2,054)%
% of net revenue	(4)%	(3)%	—%
Interest and other income (expense), net changed by $1.4 million from a net expense of $12.3 million in the year ended December 31, 2017 to a net expense of $13.8 million for the year ended December 31, 2018. The change in interest and other income (expense), net was primarily due to an increase in interest expense of $3.9 million related to interest charges on debt outstanding under our term loan facility, which was partially offset by an increase in other income of $2.6 million primarily from fluctuations in foreign currency transactions.
Interest and other income (expense), net reversed by $13.0 million to $12.3 million of net expense for the year ended December 31, 2017. The decrease in interest and other income (expense), net was primarily due to interest expense of $10.4 million related to interest charges on debt outstanding under our term loan facility during 2017, as well as increases in other expenses related to fluctuations in foreign currency transactions as a result of increased activities from existing and recently acquired foreign subsidiaries.
Income Tax Provision (Benefit)

	Years Ended December 31,			% Change
	2018	2017	2016	2018	2017
	(dollars in thousands)
Income tax provision (benefit)	$(6,653)	$(24,811)	$2,398	(73)%	(1,135)%
% of pre-tax income (loss)	20%	73%	4%
The income tax benefit for the year ended December 31, 2018 was $6.7 million or approximately 20% of pre-tax loss compared to an income tax benefit of $24.8 million or approximately 73% of pre-tax loss for the year ended December 31, 2017. The income tax provision in the year ended December 31, 2016 was $2.4 million or approximately 4% of pre-tax income.
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
The income tax benefit for the year ended December 31, 2018 primarily related to a partial release of our valuation allowance as a result of the Tax Act and the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.

The income tax benefit for the year ended December 31, 2017 primarily related to the release of the federal valuation allowance in 2017, partially offset by certain discrete tax effects related to initial intercompany royalties from our Singapore subsidiary to our U.S. parent and the impacts of reductions in our U.S. federal corporate tax rates under the Tax Act and reductions to our foreign corporate tax rates on our deferred income taxes in Singapore as a result of the concessionary income tax rates in Singapore. The income tax benefit for the year ended December 31, 2017 included provisional estimates for certain tax effects of the Tax Act for which accounting under ASC 740 was incomplete. Provisional amounts related to the Tax Act were subject to adjustment during a one-year measurement period, which ended December 31, 2018. During 2018, we recorded an additional income tax benefit of $11.3 million for a reduction to our federal valuation allowance on certain net operating loss carryforwards as a result of additional projected federal taxable income resulting from the Tax Act. Other changes to provisional amounts related to the Tax Act did not have a material impact on our income tax benefit for 2018.
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
We continue to maintain a valuation allowance to offset state and certain federal and foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, in 2017, we released $51.2 million in valuation allowance against certain of our deferred tax assets. In 2018, we released an additional $11.3 million of our valuation allowance as a result of the completion of our analysis of the effects of the Tax Act. We continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We do not incur income tax expense or benefit in certain tax-free jurisdictions in which we operate.
In the quarter ended June 30, 2017, our subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the year ending December 31, 2019.
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $73.1 million, restricted cash of $1.0 million, and net accounts receivable of $59.5 million. Additionally, as of December 31, 2018, our working capital was $110.0 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment, intangible assets, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, amortization and depreciation of acquired intangible assets and property and equipment, and impairment of intangible assets. Cash used to fund acquisitions of businesses and other capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.
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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,
	2018	2017
	(in thousands)
Working capital	$110,044	$124,918

Cash and cash equivalents	$73,142	$71,872
Short-term restricted cash	645	1,476
Long-term restricted cash	404	1,064
Total cash and cash equivalents, restricted cash and investments	$74,191	$74,412
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$102,689	$75,064	$117,317
Net cash used in investing activities	(7,825)	(432,151)	(101,313)
Net cash provided by (used in) financing activities	(93,784)	347,021	(670)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,301)	1,582	(394)
Increase (decrease) in cash, cash equivalents and restricted cash	$(221)	$(8,484)	$14,940
Cash Flows from Operating Activities
Net cash provided by operating activities was $102.7 million for the year ended December 31, 2018. Net cash provided by operating activities consisted of positive cash flow from $100.3 million in non-cash expenses and $28.6 million in changes in operating assets and liabilities, partially offset by net loss of $26.2 million. Non-cash items included in net loss for the year ended December 31, 2018 primarily included depreciation and amortization of property, equipment, and acquired intangible assets of $79.0 million, stock-based compensation of $31.7 million, and impairment of intangible assets of $2.2 million, partially offset by deferred income taxes of $12.1 million and excess tax benefits on stock-based awards of $2.0 million.
Net cash provided by operating activities was $75.1 million for the year ended December 31, 2017. Net cash provided by operating activities consisted of $89.8 million in non-cash operating expenses, partially offset by net loss of $9.2 million and $5.6 million in changes in operating assets and liabilities, respectively. Non-cash items included in net loss for the year ended December 31, 2017 primarily included depreciation and amortization expense of $66.7 million, stock-based compensation of $32.7 million, amortization of step-up to fair value of acquired inventory of $25.6 million, loss on foreign currency of $2.2 million, and impairment charges on intangible assets of $2.0 million, partially offset by deferred income taxes of $31.8 million and excess tax benefits on stock-based awards of $8.6 million.
Net cash provided by operating activities was $117.3 million for the year ended December 31, 2016. Net cash provided by operating activities consisted of net income of $61.3 million, $48.2 million in non-cash operating expenses, and $7.8 million in changes in operating assets and liabilities. Non-cash items included in net income for the year ended December 31, 2016 primarily included depreciation and amortization expense of $26.7 million, stock based compensation of $21.8 million, amortization of inventory step up of $5.6 million, impairment charges on intangible assets of $1.3 million, and impairment and restructuring on leases of $0.4 million, partially offset by excess tax benefits on stock-based awards of $8.3 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $7.8 million for the year ended December 31, 2018. Net cash used in investing activities primarily consisted entirely of $7.8 million in purchases of property and equipment.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $93.8 million for the year ended December 31, 2018. Net cash used in financing activities consisted primarily of cash outflows from aggregate prepayments of principal of $93.0 million and $7.6 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $6.8 million in net proceeds from issuance of common stock upon exercise of stock options.
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
We believe that our $73.1 million of cash and cash equivalents at December 31, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $163.0 million of debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of December 31, 2018, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$262,000	$—	$—	$—	$262,000
Operating lease obligations	33,943	9,365	18,862	5,716	—
Inventory purchase obligations	65,661	65,661	—	—	—
Other obligations	14,375	8,386	5,117	872	—
Total	$375,979	$83,412	$23,979	$6,588	$262,000

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at December 31, 2018 included $7.3 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of December 31, 2018, aggregate borrowings under the Initial Term Loan were $262.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020.  Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates and/or decreased prepayments of principal in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the periods presented, the rate increase would have resulted in an increase of approximately $1.8 million to interest expense.

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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 5, 2019 expressed an unqualified opinion on those financial statements.

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
February 5, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement. Such amendment in the 2019 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2019 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation" in either an amendment to this Annual Report on Form 10-K or our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2019 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2018, 2017 and 2016
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2018	$73	$—	$—	$(27)	$46
2017	87	133	27	(174)	73
2016	236	87	—	(236)	87
Warranty reserves
2018	$941	$(414)	$—	$(8)	$519
2017	860	492	122	(533)	941
2016	157	335	489	(121)	860
Valuation allowance for deferred tax assets
2018	$84,560	$(5,761)	$397	$—	$79,196
2017	100,284	(50,881)	35,157	—	84,560
2016	98,535	—	8,410	(6,661)	100,284

3. Exhibits

Exhibit Number	Exhibit Title
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

+10.6	2010 Equity Incentive Plan, as amended on December 13, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+10.7	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).
+10.8	2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 15, 2016 (File No. 001-34666)).
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

Exhibit Number	Exhibit Title
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

+10.41
Employment Offer Letter, dated June 7, 2018, between the Registrant and Steven Litchfield (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

+10.42
Employment Offer Letter, dated June 27, 2018, between the Registrant and Michael Bolleson (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

+10.43
Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer, as amended (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 19, 2018 (File No. 001-34666)).

+10.44	Form of Change in Control Agreement for Executive Officers, as amended (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+10.45
Executive Incentive Bonus Plan, as amended on December 13, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).

+10.46	Clawback Policy, as adopted on December 13, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
*11.1	Statement re computation of income (loss) per share (included in Part IV, Item 15 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
(c) Schedules
The financial statement schedule required by Regulation S-X and Item 8 of this form is listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, PH.D
Kishore Seendripu, Ph.D
President and Chief Executive Officer
Date:	February 5, 2019		(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kishore Seendripu, Ph.D. and Steven Litchfield, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, PH.D	President and Chief Executive Officer	February 5, 2019
Kishore Seendripu, Ph.D	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Strategy Officer	February 5, 2019
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 5, 2019
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 5, 2019
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	February 5, 2019
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	February 5, 2019
Carolyn D. Beaver

/s/ STEVEN C. CRADDOCK	Director	February 5, 2019
Steven C. Craddock

/s/ ALBERT J. MOYER	Director	February 5, 2019
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 5, 2019
Donald E. Schrock

/s/ THEODORE TEWKSBURY, PH.D	Director	February 5, 2019
Theodore Tewksbury, Ph.D

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 5, 2019 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard using the modified retrospective method with an adjustment to accumulated deficit as of January 1, 2018 for the cumulative effect of adoption. Periods prior to 2018 have not been adjusted to reflect the change in accounting principle.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP
We have served as the Company's auditor since 2016.
Newport Beach, California
February 5, 2019

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$73,142	$71,872
Short-term restricted cash	645	1,476
Accounts receivable, net	59,491	66,099
Inventory	41,738	53,434
Prepaid expenses and other current assets	5,595	8,423
Total current assets	180,611	201,304
Long-term restricted cash	404	1,064
Property and equipment, net	18,404	22,658
Intangible assets, net	244,900	315,045
Goodwill	238,330	237,992
Deferred tax assets	51,518	39,878
Other long-term assets	4,664	6,921
Total assets	$738,831	$824,862
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,588	$16,939
Deferred revenue and deferred profit	—	4,362
Accrued price protection liability	16,454	21,571
Accrued expenses and other current liabilities	23,520	20,306
Accrued compensation	15,005	13,208
Total current liabilities	70,567	76,386
Deferred rent	4,097	4,885
Long-term debt	255,757	347,609
Other long-term liabilities	8,474	8,558
Total liabilities	338,895	437,438

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 69,551 shares issued and outstanding at December 31, 2018 and 550,000 shares authorized, 67,400 shares issued and outstanding at December 31, 2017, respectively	7	7
Additional paid-in capital	493,287	455,497
Accumulated other comprehensive income	272	1,039
Accumulated deficit	(93,630)	(69,119)
Total stockholders’ equity	399,936	387,424
Total liabilities and stockholders’ equity	$738,831	$824,862
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net revenue	$384,997	$420,318	$387,832
Cost of net revenue	176,223	212,355	157,842
Gross profit	208,774	207,963	229,990
Operating expenses:
Research and development	120,046	112,279	97,745
Selling, general and administrative	101,789	105,831	64,454
Impairment losses	2,198	2,000	1,300
Restructuring charges	3,838	9,524	3,432
Total operating expenses	227,871	229,634	166,931
Income (loss) from operations	(19,097)	(21,671)	63,059
Interest income	78	274	572
Interest expense	(14,255)	(10,378)	(104)
Other income (expense), net	422	(2,223)	163
Total interest and other income (expense), net	(13,755)	(12,327)	631
Income (loss) before income taxes	(32,852)	(33,998)	63,690
Income tax provision (benefit)	(6,653)	(24,811)	2,398
Net income (loss)	$(26,199)	$(9,187)	$61,292
Net income (loss) per share:
Basic	$(0.38)	$(0.14)	$0.96
Diluted	$(0.38)	$(0.14)	$0.91
Shares used to compute net income (loss) per share:
Basic	68,490	66,252	63,781
Diluted	68,490	66,252	67,653

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(26,199)	$(9,187)	$61,292
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments, net of tax of $0 in 2018, $0 in 2017 and $27 in 2016	—	(55)	11
Less: Reclassification adjustments of unrealized loss, net of tax of $0 in 2018, 2017 and 2016	—	55	—
Unrealized gain on investments, net of tax	—	—	11
Foreign currency translation adjustments, net of tax benefit of $200 in 2018, $202 in 2017, and $39 in 2016(1)	(1,572)	2,122	(749)
Unrealized gain on interest rate swap, net of tax expense of $187 in 2018, tax expense of $257 in 2017, and $0 in 2016	702	477	—
Other comprehensive income (loss)	(870)	2,599	(738)
Total comprehensive income (loss)	$(27,069)	$(6,588)	$60,554
___________________________

(1)	Tax amount recognized in Other Long-Term Liabilities of the Consolidated Balance Sheets as part of long-term deferred tax liabilities.

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	55,737	$5	6,665	$1	$384,961	$(822)	$(121,221)	$262,924
Shares repurchased	—	—	—	—	—	—	—	—	(3)	(3)
Conversion of Class B common stock to Class A common stock	—	—	3	—	(3)	—	—	—	—	—
Common stock issued pursuant to equity awards, net	—	—	2,344	1	6	—	2,839	—	—	2,840
Employee stock purchase plan	—	—	279	—	—	—	4,134	—	—	4,134
Stock-based compensation	—	—	—	—	—	—	21,975	—	—	21,975
Other comprehensive loss	—	—	—	—	—	—	—	(738)	—	(738)
Net income	—	—	—	—	—	—	—	—	61,292	61,292
Balance at December 31, 2016	—	—	58,363	6	6,668	1	413,909	(1,560)	(59,932)	352,424
Shares repurchased and cancelled	—	—	(13)	—	—	—	(334)	—	—	(334)
Conversion of Class B common stock to Class A common stock	—	—	163	—	(163)	—	—	—	—	—
Conversion of Class A and B common stock to common stock	65,446	7	(58,876)	(6)	(6,570)	(1)	—	—	—	—
Common stock issued pursuant to equity awards, net	1,738	—	363	—	65	—	398	—	—	398
Vested stock-based awards assumed in acquisition	—	—	—	—	—	—	4,613	—	—	4,613
Employee stock purchase plan	216	—	—	—	—	—	4,308	—	—	4,308
Stock-based compensation	—	—	—	—	—	—	32,603	—	—	32,603
Other comprehensive income	—	—	—	—	—	—	—	2,599	—	2,599
Net loss	—	—	—	—	—	—	—	—	(9,187)	(9,187)
Balance at December 31, 2017	67,400	7	—	—	—	—	455,497	1,039	(69,119)	387,424
Common stock issued pursuant to equity awards, net	1,875	—	—	—	—	—	1,761	—	—	1,761
Employee stock purchase plan	276	—	—	—	—	—	4,452	—	—	4,452
Stock-based compensation	—	—	—	—	—	—	31,734	—	—	31,734
Cumulative effect of adoption of new accounting principles	—	—	—	—	—	—	(157)	103	1,688	1,634
Other comprehensive loss	—	—	—	—	—	—	—	(870)	—	(870)
Net loss	—	—	—	—	—	—	—	—	(26,199)	(26,199)
Balance at December 31, 2018	69,551	$7	—	$—	—	$—	$493,287	$272	$(93,630)	$399,936
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$(26,199)	$(9,187)	$61,292
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	79,027	66,738	26,703
Impairment losses	2,198	2,000	1,300
Provision for losses on accounts receivable	—	133	87
Amortization (accretion) of investment premiums (discount), net	—	(60)	169
Amortization of inventory step-up	—	25,557	5,641
Amortization of debt issuance costs and discount	1,148	763	—
Stock-based compensation	31,721	32,668	21,765
Deferred income taxes	(12,144)	(31,767)	101
Loss on disposal of property and equipment	430	168	366
(Gain) loss on sale of available-for-sale securities	—	38	(50)
Change in fair value of contingent consideration	—	—	220
Impairment of lease and leasehold improvements	735	—	388
(Gain) loss on foreign currency	(809)	2,153	(216)
Excess tax benefits on stock-based awards	(2,028)	(8,559)	(8,291)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,595	(4,377)	(8,175)
Inventory	11,696	(1,788)	9,846
Prepaid expenses and other assets	5,833	1,272	402
Accounts payable, accrued expenses and other current liabilities	1,161	(1,918)	3,249
Accrued compensation	8,961	1,567	5,609
Deferred revenue and deferred profit	(138)	(1,629)	1,925
Accrued price protection liability	(5,117)	6,395	(4,850)
Other long-term liabilities	(381)	(5,103)	(164)
Net cash provided by operating activities	102,689	75,064	117,317
Investing Activities
Purchases of property and equipment	(7,825)	(7,468)	(8,512)
Proceeds from sale of property and equipment	—	30	—
Purchases of intangible assets	—	(5,378)	(390)
Cash used in acquisitions, net of cash acquired	—	(473,304)	(101,000)
Purchases of available-for-sale securities	—	(30,577)	(90,307)
Maturities of available-for-sale securities	—	84,546	98,896
Net cash used in investing activities	(7,825)	(432,151)	(101,313)
Financing Activities
Net proceeds from the issuance of debt	—	416,846	—
Repayment of debt	(93,000)	(70,000)	—
Repurchases of common stock	—	(334)	(3)
Net proceeds from issuance of common stock	6,839	12,052	6,649
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,623)	(11,543)	(7,316)
Net cash provided by (used in) financing activities	(93,784)	347,021	(670)
Effect of exchange rate changes on cash and cash equivalents	(1,301)	1,582	(394)
Increase (decrease) in cash, cash equivalents and restricted cash	(221)	(8,484)	14,940
Cash, cash equivalents and restricted cash at beginning of period	74,412	82,896	67,956
Cash, cash equivalents and restricted cash at end of period	$74,191	$74,412	$82,896
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,957	$8,843	$—
Cash paid for income taxes	$5,426	$9,435	$1,583
Supplemental disclosures of non-cash investing and financing activities:
Issuance of accrued share-based bonus plan	$6,997	$3,314	$7,649
Lease incentive for leasehold improvements	$—	$—	$61
Issuance of restricted stock units to Physpeed continuing employees	$—	$818	$1,061
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer's credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable and any specific customer collection issues that the Company has identified. As of December 31, 2018 and 2017, the Company had an allowance for doubtful accounts of $0.05 million and $0.1 million, respectively.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and compensation are considered to be representative of their respective fair value because of the short-term nature of these accounts. The interest rate swap is carried at fair value.
Property and Equipment
Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets, ranging from two to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.
Production Masks
Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful life of two to five years. To determine if the production mask has alternative future uses or benefits, the Company evaluates risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

During the years 2018, 2017, and 2016, the Company identified impairment of intangible assets of $2.2 million, $2.0 million and $1.3 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
On January 1, 2018, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method and accordingly, modified its policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for the Company was to accelerate the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from recognition upon the sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method. The Company is now also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon the Company's sale to the distributor. As a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change in revenue recognition for such distributor sales.
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
Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to the Company's end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company also records a right of return asset, consisting of amounts representing the products the Company expects to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 14.
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
The following tables present the amounts by which each financial statement line item was affected as a result of applying ASC 606:

	Year Ended December 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands, except per share amounts)
Consolidated statement of operations:
Net revenue	$370,033	$14,964	$384,997
Cost of net revenue	170,719	5,504	176,223
Gross profit	199,314	9,460	208,774
Loss from operations	(28,557)	9,460	(19,097)
Loss before income taxes	(42,312)	9,460	(32,852)
Income tax benefit	(8,640)	1,987	(6,653)
Net loss	(33,672)	7,473	(26,199)
Basic and diluted loss per share	(0.49)	0.11	(0.38)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	December 31, 2018
	Amounts under Legacy GAAP	Impact of Adoption	As reported
	(in thousands)
Consolidated balance sheet:
Accounts receivable	$59,491	$—	$59,491
Inventory	41,470	268	41,738
Total current assets	180,343	268	180,611
Total assets	738,563	268	738,831
Deferred revenue and deferred profit	19,499	(19,499)	—
Accrued expenses and other current liabilities	12,860	10,660	23,520
Total current liabilities	79,406	(8,839)	70,567
Total liabilities	347,734	(8,839)	338,895
Accumulated deficit	(102,737)	9,107	(93,630)
Total stockholders' equity	390,829	9,107	399,936
Total liabilities and stockholders' equity	738,563	268	738,831
The impacts of adopting ASC 606 as shown above were primarily related to the acceleration of the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method.
Revenues from sales through the Company’s distributors accounted for 42%, 34% and 19% of net revenue for the years ended December 31, 2018, 2017 and 2016, respectively.
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. As of December 31, 2018 and 2017, the Company has warranty reserves of $0.5 million and $0.9 million, respectively, based on the Company’s estimates.
Segment Information
The Company operates in one segment as it has developed, marketed and sold primarily only one class of similar products, radio-frequency, high-performance analog and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure markets and industrial and multi-market applications.
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
Derivatives and Hedging Activities
The Company records derivatives in the consolidated balance sheets at fair value. Hedge accounting is applied to derivatives designated in a hedging relationship. A derivative designated as a hedge of a forecasted transaction is carried at fair value with the effective portion of a derivative’s gain or loss recorded in other comprehensive income (i.e., a separate component of stockholders’ equity) and subsequently recognized in earnings in the same period or periods the hedged forecasted transaction affects earnings. The ineffective portion of a derivative’s gain or loss is recorded in earnings as it occurs. Changes in certain terms of the hedged transactions, including the selection of interest rate from one-month LIBOR to another rate could cause ineffectiveness in the derivatives and result in reclassification of amounts in accumulated other comprehensive income (loss) into earnings.
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
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. Also on December 22, 2017, the SEC issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 was incomplete. Such provisional amounts were subject to adjustment during a limited

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

measurement period, not to extend one year beyond the tax law enactment date. The Company has completed the accounting required under ASC 740 in a timely manner.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), net of tax, such as foreign currency translation gains and losses, and unrealized gains and losses from interest rate hedging activities.
The following table summarizes the balances in accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2018	$(907)	$1,179	$272
Balance at December 31, 2017	$562	$477	$1,039
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
Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for new accounting guidance related to revenue recognition. This new standard replaced all prior U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance became effective for the Company on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company applied the guidance prospectively with an adjustment to accumulated deficit for the cumulative effect of adoption. Adoption of the amendments in this guidance accelerated the timing of the Company’s revenue and related cost recognition on products sold via some distributors, which changed from the sell-through method to the sell-in method under this guidance. The Company is also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights. The Company has completed its assessment of the impact of adopting this new accounting standard on the Company's consolidated financial position and results of operations for the year ended December 31, 2018; such impact is disclosed above, under the caption "Significant Accounting Policies—Revenue Recognition." The impact to accumulated deficit as of January 1, 2018 was not material. As a result of applying the guidance prospectively with an adjustment to accumulated deficit in the Company's consolidated financial statements for the cumulative effect of adoption, revenues that would have been recognized on a sell-through basis for the amount of deferred revenue and profit remaining as of the adoption date will not be recognized in earnings for any period.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update include, among other things, a requirement to (1) measure equity investments (except equity method investments) at fair value with changes in fair value recognized in net income, with an option to measure equity investments that do not have readily determinable fair values at cost minus any impairment plus or minus any changes resulting from observable price changes; previously changes in fair value were recognized in other comprehensive income, and (2) separately present financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the year ended December 31, 2018.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to clarify the revenue recognition implementation guidance on principal versus agent considerations. The amendments in this update clarify that when another party is involved in providing goods or services to a customer, an entity that is the principal has obtained control of a good or service before it is transferred to a customer, and provides indicators to assist an entity in determining whether it controls a specified good or service prior to the transfer to the customer. An entity that is the principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, whereas an agent recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018, concurrent with and applied on the same basis as the new revenue recognition standard. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the year ended December 31, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments, including, among other things, contingent consideration payments made following a business combination, proceeds from the settlement of insurance claims in the statement of cash flows, and debt prepayment or debt extinguishment costs. Cash payments not made soon after the acquisition date up to the amount of the contingent consideration liability recognized at the acquisition date should be classified as financing activities and any excess payments should be classified as operating activities, whereas cash payments made soon after the acquisition date to settle the contingent consideration should be classified as investing activities and cash payments for debt prepayment or debt extinguishment costs should be classified as financing activities. Cash proceeds received from settlement of insurance claims should be classified on the basis of the nature of the related losses. The amendments in this update should be applied using a retrospective transition method to each period presented, unless impracticable, and if impracticable, would be applied prospectively as of the earliest date practicable. The amendments in this update were effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the amendments in this update did not have a material impact on the Company's consolidated statements of cash flows for the year ended December 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update require the Company to account for the effects of a modification in a stock-based award unless the fair value, vesting conditions and classification of the modified award is the same as those of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The amendments in this update were effective for the Company for fiscal years beginning with fiscal year 2018, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update are applied prospectively to an award modified on or after the adoption date. Since the Company has not had any modifications to stock-based awards that do not affect the inputs into the Black Scholes fair value calculation, the adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the year ended December 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the U.S. Securities and Exchange Commission Staff, or SEC Staff, issued guidance in Staff Accounting Bulletin No. 118, or SAB 118, to address certain fact patterns where the accounting for changes in tax laws or tax rates under ASC Topic 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. The Company completed the accounting required under ASC 740 in 2018; however as new guidance and interpretations of the tax law become available, any further adjustments related to the enacted tax laws could result in a material adverse impact on the Company's net income and our financial position in 2019.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this update are effective for the Company beginning in fiscal 2019, including interim periods. Early adoption is permitted. The amendments should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this guidance in the year ended December 31, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial position and results of operations for the year ended December 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update amend the SEC paragraphs included in Topic 740 to be consistent with the guidance in SAB 118, which the Company adopted in the year ended December 31, 2017, as described above.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company intends to make this election, along with other available practical expedients. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company also intends to make this election. The amendments in these update are effective for the Company for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. The Company has performed an assessment of the impact of the adoption of the amendments in these updates on the Company's consolidated financial position and results of operations for the Company's leases, which primarily consist of facility leases. Based on that assessment, the Company has estimated that the adoption of Topic 842 will result in the recognition of approximately $24 million of right-of-use assets and lease liabilities as of January 1, 2019 based on the present value of future minimum lease payments. Also, the impacts from the adoption of Topic 842 to the Company's accumulated deficit as of January 1, 2019 and to consolidated results of operations for the year ending December 31, 2019 are not expected to be material.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has disclosed the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

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
The table below presents the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(26,199)	$(9,187)	$61,292
Denominator:
Weighted average common shares outstanding—basic	68,490	66,252	63,781
Dilutive common stock equivalents	—	—	3,872
Weighted average common shares outstanding—diluted	68,490	66,252	67,653
Net income (loss) per share:
Basic	$(0.38)	$(0.14)	$0.96
Diluted	$(0.38)	$(0.14)	$0.91
For the years ended December 31, 2018 and 2017, the Company incurred net losses and accordingly excluded common stock equivalents, which represented all potentially dilutive securities, of 3.7 million and 4.5 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature. The Company excluded 0.8 million common stock equivalents resulting from outstanding equity awards for the year ended December 31, 2016 from the calculation of diluted net income per share due to their anti-dilutive nature.
3. Business Combinations
Acquisition of Exar Corporation
On May 12, 2017, pursuant to the March 28, 2017 Agreement and Plan of Merger, Eagle Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of MaxLinear, merged with and into Exar Corporation, or Exar, with Exar surviving as a wholly owned subsidiary of MaxLinear. Under this Agreement and Plan of Merger, the Company agreed to acquire all of Exar's outstanding common stock for $13.00 per share in cash. MaxLinear also assumed certain of Exar's stock-based awards in the merger. MaxLinear paid aggregate cash consideration of $688.1 million including $12.7 million of cash paid to settle certain stock-based awards that were not assumed by MaxLinear in the merger. The Company funded the transaction with cash from the balance sheet of the combined companies, including $235.8 million of cash from Exar, and the net proceeds of approximately $416.8 million from $425.0 million of new transaction debt (Note 8). The Company also assumed a purchase agreement that includes an indemnification obligation from Exar related to a November 9, 2016 business unit divestiture by Exar (Note 12).

During the year ended December 31, 2018, the Company made updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding net increase to goodwill of $0.3 million related to this acquisition (Note 5). The Company has completed its purchase price allocation accounting associated with this acquisition.
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
The following table presents the activity related to the plans, which is included in restructuring charges in the consolidated statements of operations:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Employee separation expenses	$2,094	$8,353	$1,038
Lease related expenses	1,608	1,025	2,264
Other	136	146	130
	$3,838	$9,524	$3,432
Included in employee separation expenses for the year ended December 31, 2017 is stock-based compensation from the acceleration of certain stock-based awards the Company assumed from Exar due to existing change in control provisions triggered upon termination or diminution of authority of former Exar executives of $5.1 million.
Lease related and other charges primarily related to exiting certain redundant facilities. The lease related restructuring charges in the 2016 period also included adjustments to the estimates of net present value of the remaining lease obligation associated with certain vacated facilities that are under assumed lease arrangements. Total sublease income related to leased facilities the Company ceased using was approximately $2.4 million, $2.1 million and $1.3 million for the for the years ended December 31, 2018, 2017, and 2016 respectively. The Company does not expect to incur additional material costs related to 2018 restructuring plans.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents a roll-forward of the Company's restructuring liability for the years ended December 31, 2018 and 2017. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Expenses	Other	Total
	(in thousands)
Liability as of December 31, 2016	$—	$499	$37	$536
Transfers from deferred rent	—	4,405	—	4,405
Restructuring charges	8,353	1,025	146	9,524
Assumed in acquisition	—	—	70	70
Cash payments	(2,984)	(2,861)	(146)	(5,991)
Non-cash charges	(5,130)	(375)	—	(5,505)
Liability as of December 31, 2017	239	2,693	107	3,039
Restructuring charges	2,094	1,608	136	3,838
Cash payments	(1,924)	(1,884)	(196)	(4,004)
Non-cash charges	—	(927)	—	(927)
Liability as of December 31, 2018	$409	$1,490	$47	$1,946
5. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date). During the year ended December 31, 2018, the Company adjusted its allocation of purchase price for the acquisition of Exar related to updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding net increase in goodwill of $0.3 million.

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Years Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$237,992	$76,015
Acquisitions	—	162,318
Adjustments	338	(341)
Ending balance	$238,330	$237,992

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

The Company determined there were no indications of impairment associated with goodwill. As a result, no goodwill impairment was recognized as of October 31, 2018. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2018, there were no indications of impairment of the Company's goodwill balances.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2018			December 31, 2017
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(1,130)	$940	$2,070	$(575)	$1,495
Developed technology	6.9	238,961	(74,630)	164,331	241,561	(39,252)	202,309
Trademarks and trade names	6.1	13,800	(4,252)	9,548	13,800	(1,992)	11,808
Customer relationships	4.6	121,100	(55,647)	65,453	121,100	(26,661)	94,439
Non-compete covenants	3.0	1,100	(872)	228	1,100	(506)	594
	6.1	$377,031	$(136,531)	$240,500	$379,631	$(68,986)	$310,645

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of net revenue	$35,821	$25,316	$8,512
Research and development	150	551	619
Selling, general and administrative	31,976	28,827	6,953
	$67,947	$54,694	$16,084

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth activity during the years ended December 31, 2018 and 2017 related to finite-lived intangible assets:

	Years Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$310,645	$81,861
Acquisitions	—	245,500
Other additions	—	5,378
Transfers to developed technology from IPR&D	—	32,600
Amortization	(67,947)	(54,694)
Impairment losses	(2,198)	—
Ending balance	$240,500	$310,645

The Company regularly reviews the carrying amounts of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

excess of the carrying amount of the asset over the asset’s fair value. Impairment losses related to finite-lived intangible assets for the year ended December 31, 2018 were $2.2 million and related to acquired developed technology. During the years ended December 31, 2017 and 2016, no impairment losses related to finite-lived intangible assets were recognized.

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2018:

Amortization (in thousands)
2019	$56,819
2020	55,954
2021	55,171
2022	37,641
2023	25,446
Thereafter	9,469
Total	$240,500
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Years Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$4,400	$22,400
Acquisitions	—	16,600
Transfers to developed technology from IPR&D	—	(32,600)
Impairment losses	—	(2,000)
Ending balance	$4,400	$4,400

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2018, no indicators of impairment were identified. In the year ended December 31, 2018, no IPR&D impairment losses were recorded. In the year ended December 31, 2017, the Company recognized impairment losses of $2.0 million related to a single IPR&D project, which was abandoned. In the year ended December 31, 2016, the Company recognized impairment losses of $1.3 million related to the Company's abandonment of a single IPR&D project.
6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Assets
Interest rate swap	$1,623	$734

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The fair values of the Company’s financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and is recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of December 31, 2018 and 2017, the Company has not made any adjustments to the valuations obtained from its third party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Interest rate swap, December 31, 2018	$1,623	$—	$1,623	$—
Interest rate swap, December 31, 2017	$734	$—	$734	$—

The following table summarizes activity for the interest rate swap:

	Fair Value at December 31,
	2018	2017
	(in thousands)
Interest rate swap asset
Beginning balance	$734	$—
Unrealized gain recognized in other comprehensive income (loss)	889	734
Ending balance	$1,623	$734
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories in the years ended December 31, 2018 and 2017.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

7. Balance Sheet Details
Cash, cash equivalents, and restricted cash consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$73,142	$71,872
Short-term restricted cash	645	1,476
Long-term restricted cash	404	1,064
Total cash, cash equivalents and restricted cash	$74,191	$74,412
As of December 31, 2018 and 2017, the Company has restricted cash of $1.0 million and $2.5 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Work-in-process	$17,618	$21,823
Finished goods	24,120	31,611
	$41,738	$53,434
Property and equipment consist of the following:

	Useful Life (in Years)	December 31, 2018	December 31, 2017
		(in thousands)
Furniture and fixtures	5	$2,020	$2,105
Machinery and equipment	3-5	34,225	33,462
Masks and production equipment	2	12,645	11,470
Software	3	5,675	4,695
Leasehold improvements	1-5	17,493	14,340
Construction in progress	N/A	133	639
		72,191	66,711
Less accumulated depreciation and amortization		(53,787)	(44,053)
		$18,404	$22,658
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $11.1 million, $12.0 million and $10.6 million, respectively.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Deferred revenue and deferred profit consist of the following:

	December 31, 2018	December 31, 2017(1)
	(in thousands)
Deferred revenue—rebates	$—	$156
Deferred revenue—distributor transactions	—	5,341
Deferred cost of net revenue—distributor transactions	—	(1,135)
	$—	$4,362
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
Accrued price protection liability consists of the following activity:

	Years Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$21,571	$15,176
Charged as a reduction of revenue	34,288	46,520
Reversal of unclaimed rebates	(2,413)	(101)
Payments	(36,992)	(40,024)
Ending balance	$16,454	$21,571
Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	December 31, 2017(1)
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	1,270	1,497
Accrued engineering and production costs	646	2,378
Accrued restructuring	1,946	3,039
Accrued royalty	980	1,206
Accrued leases—other	1,214	1,105
Accrued customer credits	1,204	2,667
Income tax liability	1,642	—
Customer contract liabilities	71	—
Accrued obligations to customers for price adjustments	7,558	—
Accrued obligations to customers for stock rotation rights	1,494	—
Other	995	3,914
	$23,520	$20,306
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

8. Debt and Interest Rate Swap
Debt
The carrying amount of the Company's long-term debt consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)

Principal	$262,000	$355,000
Less:
Unamortized debt discount	(1,630)	(1,930)
Unamortized debt issuance costs	(4,613)	(5,461)
Net carrying amount of long-term debt	255,757	347,609
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$255,757	$347,609
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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months for the loan term. The Company exercised its right to prepay and made aggregate payments of principal of $163.0 million to date through December 31, 2018.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of December 31, 2018, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

As of December 31, 2018 and 2017, the weighted average effective interest rate on long-term debt was approximately 4.6% and 4.1%, respectively.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $398.5 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 4.6%, which represents a Level 2 fair value measurement. The debt discount of $2.1 million and debt issuance costs of $6.0 million are being amortized to interest expense using the effective interest method from the issuance date through the contractual maturity date of the term loan of May 12, 2024.
During the year ended December 31, 2018, the Company recognized amortization of debt discount of $0.3 million and debt issuance costs of $0.8 million to interest expense. During the year ended December 31, 2017, the Company recognized amortization of debt discount of $0.2 million and debt issuance costs of $0.6 million to interest expense.
The approximate fair value of the term loan as of December 31, 2018 and 2017 was $268.1 million and $360.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of December 31, 2018 and 2017, the remaining principal balance on the term loan was $262.0 million and $355.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap

In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of December 31, 2018 and 2017, the fair value of the interest rate swap asset was $1.6 million and $0.7 million, respectively, (Note 6) and is included in other long-term assets in the consolidated balance sheets. The increase in fair value related to the interest rate swap asset included in other comprehensive income for the years ended December 31, 2018 and 2017 was $0.9 million and $0.7 million, respectively. The interest rate swap expires in October 2020 and the total $1.6 million of unrealized gain recorded in accumulated other comprehensive income at December 31, 2018 is not expected to be recorded in interest expense over the next twelve months.
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
Employee Compensation Plans
At December 31, 2018, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. All current stock awards are issued under the 2010 Plan and ESPP.
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
In December 2018, the Company's board of directors approved an amendment to the plan to add a clawback policy, which requires the Company's executive officers to repay to MaxLinear certain incentive compensation if (i) the Company restates its financial statements as a result of a material error or due to material non-compliance with reporting requirements under applicable law; (ii) no more than three (3) years have elapsed since the original filing date of the financial statements; and (iii) an independent committee of the board’s compensation committee determines, in its sole discretion, that the misreporting event occurred due to fraud or intentional misconduct within MaxLinear and, following consideration of such factors as the committee may deem reasonable and appropriate, including the extent to which an executive officer knew or should have known of the factors resulting in the misreporting, that the executive officer should repay any “recoverable compensation.” Recoverable compensation is defined in the clawback policy but generally includes any cash or equity compensation paid to executive officers under the Company's Executive Incentive Bonus Plan or 2010 Equity Incentive Plan to the extent the amount actually paid by MaxLinear exceeds the amount that would have been paid if the financial misreporting event had not occurred. To date, there has been no repayment of compensation from executive officers pursuant to such clawback policy.
As of December 31, 2018, the number of shares reserved for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan are 12,800,027 shares and 553,710 shares, respectively.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company's board of directors or a committee appointed by the Company's board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2018, the number of shares of common stock reserved for future issuance under the ESPP is 2,130,864 shares.
Employee Incentive Bonus
In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its common stock. Additionally, the Company settles a majority of bonus awards for all other employees in common stock. When bonus awards are settled in common stock issued under the 2010 Plan, the number of shares issuable to plan participants is determined based on the closing sales price of the Company's common stock as determined in trading on the New York Stock Exchange on the date approved by the Board of Directors. In February 2018, the Company issued 0.3 million freely-tradable shares of its common stock in settlement of bonus awards to employees, including executives, for the 2017 performance period. In February 2017, the Company issued 0.2 million freely-tradable shares of its Class A common stock in settlement of bonus awards to employees, including executives, for the July 1, 2016 to December 31, 2016 performance period. In August 2016, the Company issued 0.2 million freely-tradable shares of its Class A common stock in settlement of bonus awards to employees, including executives, for the January 1, 2016 to June 30, 2016 performance period. At December 31, 2018, an accrual of $8.9 million was recorded for bonus awards for employees for the January 1, 2018 to December 31, 2018 performance period, which the Company intends to settle in shares of its common stock to be issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of net revenue	$489	$332	$210
Research and development	17,953	16,190	14,403
Selling, general and administrative	13,279	11,016	7,152
Restructuring expense	—	5,130	—
	$31,721	$32,668	$21,765
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2018 was $53.4 million, and the weighted average period over which these equity awards are expected to vest is 2.62 years. The total unrecognized compensation cost related to unvested stock options as of December 31, 2018 was $4.5 million, and the weighted average period over which these equity awards are expected to vest is 2.84 years.
Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units and restricted stock awards based on the fair market value of the Company’s common stock (formerly Class A common stock) on the grant date. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

A summary of the Company’s restricted stock unit and restricted stock award activity for the year ended December 31, 2018 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2017	3,183	$20.13
Granted	2,460	19.40
Vested	(1,736)	18.64
Canceled	(644)	20.90
Outstanding at December 31, 2018	3,263	20.23
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of employee stock purchase rights and stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the year ended December 31, 2018, there were 275,782 shares of common stock purchased under the ESPP at a weighted average price of $16.14.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per share	$5.01 - $5.37	$6.20 - $7.46	$5.85 - $6.20
Risk-free interest rate	2.09 - 2.51%	0.60 - 1.39%	0.38 - 0.6%
Dividend yield	—%	—%	—%
Expected term (in years)	0.5	0.38 - 0.50	0.5
Volatility	38.82 - 46.17%	29.56 - 49.94%	49.94 - 53.94%
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

Stock Options
A summary of the Company’s stock option activity for the year ended December 31, 2018 is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,069	$8.95
Granted	335	18.40
Exercised	(636)	7.04
Canceled	(109)	16.82
Outstanding at December 31, 2018	2,659	$10.27	2.23	$20,800
Vested and expected to vest at December 31, 2018	2,630	$10.19	2.19	$20,782
Exercisable at December 31, 2018	2,184	$8.71	1.43	$20,322

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The fair values of stock options granted were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	Years Ended December 31,
	2018	2017(1)	2016(2)
Weighted-average grant date fair value per share	$8.14	8.77 - 21.04	N/A
Risk-free interest rate	2.76%	1.29% - 1.99%	N/A
Dividend yield	—%	—%	N/A
Expected term (in years)	5.5	1.6 - 6.0	N/A
Volatility	44.30%	45.39% - 50.32%	N/A
_____________
(1) On May 12, 2017, the Company assumed certain stock options and restricted stock units from Exar. The assumptions above pertain to the Company's estimates of the fair value of such assumed equity awards, of which the vested portion was allocated to purchase price and the unvested portion allocated to future unrecognized compensation expense to be recognized over the remaining service period of the awards.

(2) No options were granted during the year ended December 31, 2016.
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term of the options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. Estimated volatility incorporates historical volatility of the Company over the expected term based on the Company's daily closing stock prices.
The intrinsic value of stock options exercised during 2018, 2017 and 2016 was $8.1 million, $16.3 million, and $6.5 million, respectively. Cash received from exercise of stock options was $0.7 million, $7.9 million and $3.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. The tax benefit from stock options exercised was $7.8 million, $11.9 million, and $5.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
10. Income Taxes
The domestic and international components of income (loss) before income taxes are presented as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$16,405	$42,580	$75,778
Foreign	(49,257)	(76,578)	(12,088)
Income (loss) before income taxes	$(32,852)	$(33,998)	$63,690

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$3,292	$13,470	$1,216
State	37	26	(11)
Foreign	1,640	1,784	1,092
Total current	4,969	15,280	2,297
Deferred:
Federal	788	19,451	17,492
State	(2,799)	(4,668)	(8,271)
Foreign	(3,884)	(3,697)	(2,459)
Change in valuation allowance	(5,727)	(51,177)	(6,661)
Total deferred	(11,622)	(40,091)	101
Total income tax provision (benefit)	$(6,653)	$(24,811)	$2,398
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Provision (benefit) at statutory rate	$(6,814)	$(11,899)	$22,294
State income taxes (net of federal benefit)	20	17	(13)
Research and development credits	(8,849)	(8,153)	(9,076)
Foreign rate differential	8,640	23,666	2,888
Stock compensation	74	(5,713)	(5,756)
Foreign deemed dividend	1,103	—	51
Transaction costs	—	553	749
Provision to return	(27)	(917)	—
Uncertain tax positions	1,463	1,993	(1,204)
Foreign tax credits	—	(5)	(72)
Permanent and other	1,319	1,730	(802)
Foreign unremitted earnings	1,960	(1,368)	—
Tax Act	185	25,205	—
Other tax rate changes	—	1,257	—
Valuation allowance	(5,727)	(51,177)	(6,661)
Total income tax provision (benefit)	$(6,653)	$(24,811)	$2,398

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$64,887	$77,355
Research and development credits	75,032	69,668
Accrued expenses and other	7,965	10,506
Accrued compensation	2,504	2,444
Stock-based compensation	2,550	2,659
Intangible assets	—	—
	152,938	162,632
Less valuation allowance	(79,196)	(84,560)
	73,742	78,072
Deferred tax liabilities:
Fixed assets	(1,391)	(1,777)
Intangible assets	(20,833)	(35,981)
Unremitted foreign earnings	—	(436)
Net deferred tax assets	$51,518	$39,878
At December 31, 2018, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $261.4 million, $95.5 million and $13.6 million, respectively. The federal, state and foreign tax loss carryforwards will begin to expire in 2020, 2019 and 2026 respectively, unless previously utilized.
At December 31, 2018, the Company had federal, state and foreign tax credit carryforwards of approximately $37.8 million, $83.1 million and $5.6 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in 2023 and 2024 respectively, unless previously utilized. The state tax credit carryforwards do not expire. The Company also has foreign incentive deductions of approximately $23.5 million that do not expire.
In addition, the Company has $0.7 million of federal alternative minimum tax credit carryforwards that will be refundable in future years, due to the Tax Cuts and Jobs Act described below.
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company's review of all positive and negative evidence, the Company released $51.2 million in valuation allowance against certain of its deferred tax assets in 2017. In 2018, the Company released an additional $11.3 million of its valuation allowance as a result of completing its analysis of the effects of the Tax Act. The Company continues to have a valuation allowance on its state deferred taxes, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The income tax benefit for the year ended December 31, 2018 primarily related to a partial release of the Company's valuation allowance as a result of the Tax Act and the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The income tax benefit for the year ended December 31, 2017 primarily related to the release of the federal valuation allowance in 2017, partially offset by certain discrete tax effects related to initial intercompany royalties from our Singapore subsidiary to our U.S. parent and the impacts of reductions in our U.S. federal corporate tax rates under the Tax Act and

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

reductions to our foreign corporate tax rates on our deferred income taxes in Singapore as a result of the concessionary income tax rates in Singapore. The income tax benefit for the year ended December 31, 2017 included provisional estimates for certain tax effects of the Tax Act for which accounting under ASC 740 was incomplete. Provisional amounts related to the Tax Act were subject to adjustment during a one-year measurement period, which ended December 31, 2018. During 2018, we recorded an additional income tax benefit of $11.3 million for a reduction to our federal valuation allowance on certain net operating loss carryforwards as a result of additional projected federal taxable income resulting from the Tax Act. Other changes to provisional amounts related to the Tax Act did not have a material impact on our income tax benefit for 2018.
Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of operations as income tax expense. At December 31, 2018, the Company’s unrecognized tax benefits totaled $61.5 million, $52.2 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. At December 31, 2018, the Company had accrued approximately $1.1 million of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The following table summarizes the changes to the unrecognized tax benefits during 2018, 2017 and 2016:

(in thousands)
Balance as of December 31, 2015	$26,053
Additions based on tax positions related to the current year	2,025
Decreases based on tax positions of prior year	(4,661)
Balance as of December 31, 2016	$23,417
Additions based on tax positions related to the current year	3,037
Additions related to acquisitions	37,090
Decreases based on tax positions of prior year	(458)
Balance as of December 31, 2017	$63,086
Additions based on tax positions related to the current year	3,080
Decreases based on tax positions of prior year	(4,696)
Balance as of December 31, 2018	$61,470
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2018, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2015, 2014 and 2011, respectively.
In April 2017, the Company's subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax expense in 2017 or 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, which includes a new federal tax on global intangible low-taxed income (Global Minimum Tax or GMT), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated its best estimate of the impact of the Tax Act in its 2017 income tax benefit in accordance with its understanding of the Tax Act and guidance available as of the date of the 2017 10-K filing.
In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it was previously required to record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The provisional amounts were subject to revisions as the Company completed its analysis of the Tax Act, collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. The measurement period expired on December 31, 2018 and the Company's accounting for the Tax Act is complete. During 2018, the Company reduced its valuation allowance on certain of its federal deferred tax assets by $11.3 million as a result of completing its analysis of the effects of the Tax Act. The other changes in 2018 to provisional amounts recorded in 2017 for the effects of the Tax Act were not material.
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

12. Commitments and Contingencies
Lease Commitments and Other Contractual Obligations
The Company leases facilities and certain equipment under operating lease arrangements expiring at various years through fiscal 2023. Certain of our leases contain standard rent escalation and renewal clauses. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of December 31, 2018, future minimum payments under non-cancelable operating leases, inventory purchase and other obligations are as follows:

	Operating Leases	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2019	$9,365	$65,661	$8,386	$83,412
2020	9,576	—	4,424	14,000
2021	9,286	—	693	9,979
2022	4,511	—	425	4,936
2023	1,205	—	447	1,652
Thereafter	—	—	—	—
Total minimum payments	$33,943	$65,661	$14,375	$113,979

Other obligations consist of contractual payments due for software licenses.

The total rental expense for all operating leases was $4.5 million, $4.2 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2023. As of December 31, 2018, future minimum rental income under non-cancelable subleases are as follows:

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Amount
(in thousands)
2019	$3,566
2020	4,036
2021	4,057
2022	782
2023	291
Thereafter	—
Total minimum rental income	$12,732

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the years ended December 31, 2018, 2017 and 2016 was approximately $2.4 million, $2.1 million and $1.3 million, respectively (Note 4).
Exar iML Divestiture Indemnification

Under the terms of the purchase agreement relating to the November 9, 2016 divestiture of Integrated Memory Logic Limited, or iML, by Exar, Exar agreed to indemnify the purchaser of the business unit for breaches of representations and warranties and covenants and for certain other matters. Exar also agreed to place $5.0 million of the total purchase price into an escrow account for a period of 18 months to partially secure its indemnification obligations under the purchase agreement; of this amount, $0.8 million remained in escrow as of December 31, 2018; $1.3 million has been released to the purchaser of iML and $2.9 million has been released to Exar through December 31, 2018. Exar’s indemnification obligations for breaches of representations and warranties survived for 12 months from the closing of the sale transaction, except for breaches of representations and warranties covering intellectual property, which survived for 18 months, and breaches of representations and warranties of certain fundamental representations, which survive until the expiration of the applicable statute of limitations. Exar’s maximum indemnification obligation for breaches of representations and warranties, other than intellectual property and fundamental representations, is $13.6 million, its maximum indemnification obligation for breaches of intellectual property representations is $34.0 million, and is maximum indemnity obligation for breaches of fundamental representations is the full purchase price amount (approximately $136.0 million). The aggregate amount recovered by the purchaser in accordance with the indemnification provisions with respect to matters that are subject to the intellectual property representations, together with the aggregate amount recovered by the Buyer in accordance with the indemnification provisions with respect to matters that are subject to the general representations and warranties (other than fundamental representations), will in no event exceed $34.0 million. The Company believes it does not have a material indemnification obligation as of December 31, 2018; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
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
In April 2017, the Delaware court continued the stay of the District Court Litigation per the parties’ request, pending resolution of the Federal Circuit appeals in the IPRs. On April 3, 2018, the District Court dismissed the District Court Litigation. While Crespe has subsequently suggested that this dismissal may have been in error, Crespe has taken no action to date to re-instate the case. In its bankruptcy proceeding, Crespe has stated that it “no longer has any valid patent claims that it is

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, the Company cannot predict whether the District Court or other litigation will be re-instated.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, the Company's demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. The Company filed its answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against the Company, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, the Company filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against it. The hearing on that motion is currently scheduled for March 1, 2019. The trial date is set for May 3, 2019. The Company intends to continue to vigorously defend against the lawsuit as it proceeds.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Years Ended December 31,
	2018	2017	2016
Percentage of total net revenue
Customer A	18%	25%	27%
Customer B	*	*	10%

* Represents less than 10% of the net revenue for the respective period.
Balances greater than 10% of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	December 31,
	2018	2017
Percentage of gross accounts receivable
Customer C	*	17%
Customer D	*	10%
Customer E	10%	*

* Represents less than 10% of the gross accounts receivable for the respective period end.

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Years ended December 31,
	2018	2017	2016
Vendor A	16%	21%	16%
Vendor B	19%	16%	13%
Vendor C	15%	15%	11%
Vendor D	*	14%	11%
Vendor E	13%	11%	18%
Vendor F	*	*	12%

* Represents less than 10% of the inventory purchases for the respective period.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Geographic Information
The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$312,877	81%	$372,103	89%	$360,325	93%
United States	18,060	5%	10,829	2%	9,181	2%
Rest of world	54,060	14%	37,386	9%	18,326	5%
Total	$384,997	100%	$420,318	100%	$387,832	100%
The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2018	2017	2016
Percentage of total net revenue
China	63%	71%	78%
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods.
Long-lived assets, which consists of property and equipment, intangible assets, and goodwill, by geographic area are as follows (in thousands):

	As of December 31,
	2018		2017
	Amount	% of total	Amount	% of total
United States	$426,321	85%	$481,638	84%
Singapore	71,945	14%	92,414	16%
Rest of world	3,368	1%	1,643	—%
Total	$501,634	100%	$575,695	100%

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

14. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Years Ended December 31,
	2018	2017(1)	2016(1)

Connected home	$207,336	$288,610	$346,990
% of net revenue	54%	69%	89%
Infrastructure	82,388	71,779	37,411
% of net revenue	21%	17%	10%
Industrial and multi-market	95,273	59,929	3,431
% of net revenue	25%	14%	1%
Total net revenue	$384,997	$420,318	$387,832
______________
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
Contract Liabilities
As of December 31, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the year ended December 31, 2018 that was included in the contract liability balance as of January 1, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the year ended December 31, 2018.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $16.5 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of December 31, 2018 were $7.6 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of January 1, 2018 was not material. As of December 31, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of December 31, 2018, there were no impairment losses recorded on customer accounts receivable.
15. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2018. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. As described in Note 1, as a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

of revenue and profit on such distributor sales. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$110,827	$101,533	$85,010	$87,627
Gross profit	62,668	56,330	43,876	45,900
Net income (loss)	$1,847	$(14,422)	$(13,935)	$311
Net income (loss) per share:
Basic	$0.03	$(0.21)	$(0.20)	$0.00
Diluted	$0.03	$(0.21)	$(0.20)	$0.00

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$88,841	$104,175	$113,581	$113,721
Gross profit	$52,924	$51,104	$51,842	$52,093
Net income (loss)	$8,463	$10,965	$(9,167)	$(19,448)
Net income (loss) per share:
Basic	$0.13	$0.17	$(0.14)	$(0.29)
Diluted	$0.12	$0.16	$(0.14)	$(0.29)