Form 10-Q
period 2019-03-31
MAXLINEAR INC
filed 2019-05-01
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 24, 2019, the registrant had 70,603,629 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$71,102	$73,142
Short-term restricted cash	347	645
Accounts receivable, net	59,639	59,491
Inventory	42,753	41,738
Prepaid expenses and other current assets	5,479	5,595
Total current assets	179,320	180,611
Long-term restricted cash	418	404
Property and equipment, net	16,987	18,404
Leased right-of-use assets	21,543	—
Intangible assets, net	230,634	244,900
Goodwill	238,330	238,330
Deferred tax assets	58,067	51,518
Other long-term assets	3,583	4,664
Total assets	$748,882	$738,831
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,306	$15,588
Accrued price protection liability	18,943	16,454
Accrued expenses and other current liabilities	32,707	23,520
Accrued compensation	8,527	15,005
Total current liabilities	73,483	70,567
Long-term lease liabilities	18,132	4,097
Long-term debt	241,044	255,757
Other long-term liabilities	8,019	8,474
Total liabilities	340,678	338,895

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 70,532 shares issued and outstanding at March 31, 2019 and 550,000 shares authorized, 69,551 shares issued and outstanding December 31, 2018, respectively	7	7
Additional paid-in capital	506,649	493,287
Accumulated other comprehensive income	297	272
Accumulated deficit	(98,749)	(93,630)
Total stockholders’ equity	408,204	399,936
Total liabilities and stockholders’ equity	$748,882	$738,831

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenue	$84,635	$110,827
Cost of net revenue	39,558	48,159
Gross profit	45,077	62,668
Operating expenses:
Research and development	27,399	31,121
Selling, general and administrative	23,591	27,117
Restructuring charges	1,917	—
Total operating expenses	52,907	58,238
Income (loss) from operations	(7,830)	4,430
Interest income	147	18
Interest expense	(2,975)	(3,894)
Other income (expense), net	(655)	(571)
Total interest and other income (expense), net	(3,483)	(4,447)
Loss before income taxes	(11,313)	(17)
Income tax benefit	(6,462)	(1,864)
Net income (loss)	$(4,851)	$1,847
Net income (loss) per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Shares used to compute net income (loss) per share:
Basic	69,968	67,674
Diluted	69,968	70,440

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(4,851)	$1,847
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $1 and $29 for the three months ended March 30, 2019 and 2018, respectively	513	393
Unrealized gain (loss) on interest rate swap, net of tax benefit of $130 and tax expense of $188 for the three months ended March 31, 2019 and 2018, respectively	(488)	1,196
Other comprehensive income	25	1,589
Total comprehensive income (loss)	$(4,826)	$3,436

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019
(unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	69,551	$7	$493,287	$272	$(93,630)	$399,936
Common stock issued pursuant to equity awards, net	981	—	5,615	—	—	5,615
Stock-based compensation	—	—	7,747	—	—	7,747
Cumulative effect of adoption of new accounting principle	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(4,851)	(4,851)
Balance at March 31, 2019	70,532	$7	$506,649	$297	$(98,749)	$408,204
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2018
(unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	67,400	$7	$455,497	$1,039	$(69,119)	$387,424
Common stock issued pursuant to equity awards, net	691	—	5,586	—	—	5,586
Stock-based compensation	—	—	8,473	—	—	8,473
Cumulative effect of adoption of new accounting principles	—	—	—	—	1,529	1,529
Other comprehensive income	—	—	—	1,589	—	1,589
Net income	—	—	—	—	1,847	1,847
Balance at March 31, 2018	68,091	$7	$469,556	$2,628	$(65,743)	$406,448
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$(4,851)	$1,847
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	16,863	20,084
Amortization of debt issuance costs and accretion of discount on debt and leases	402	287
Stock-based compensation	7,747	8,473
Deferred income taxes	(6,476)	(2,332)
Loss on disposal of property and equipment	35	—
Impairment of leasehold improvements	1,442	—
Impairment of long-lived assets	2,182	—
Gain on extinguishment of lease liabilities	(2,880)	—
Loss on foreign currency	567	471
Excess tax benefits on stock-based awards	(1,737)	(797)
Changes in operating assets and liabilities:
Accounts receivable	(142)	(24,533)
Inventory	(1,015)	7,676
Prepaid expenses and other assets	604	1,003
Leased right-of-use assets	645	—
Accounts payable, accrued expenses and other current liabilities	1,921	(421)
Accrued compensation	893	2,502
Deferred revenue and deferred profit	—	(138)
Accrued price protection liability	2,489	(1,359)
Lease liabilities	(2,125)	—
Other long-term liabilities	(519)	(792)
Net cash provided by operating activities	16,045	11,971

Investing Activities
Purchases of property and equipment	(2,155)	(2,381)
Net cash used in investing activities	(2,155)	(2,381)

Financing Activities
Repayment of debt	(15,000)	(25,000)
Net proceeds from issuance of common stock	2,628	980
Minimum tax withholding paid on behalf of employees for restricted stock units	(4,419)	(2,391)
Net cash used in financing activities	(16,791)	(26,411)
Effect of exchange rate changes on cash and cash equivalents	577	(258)
Decrease in cash, cash equivalents and restricted cash	(2,324)	(17,079)
Cash, cash equivalents and restricted cash at beginning of period	74,191	74,412
Cash, cash equivalents and restricted cash at end of period	$71,867	$57,333

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,099	$3,546
Cash paid for income taxes	$872	$203

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$7,406	$6,997
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. All intercompany transactions and investments have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications include the separate presentation of long-term lease liabilities on the consolidated balance sheets.
In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), stockholders’ equity, and cash flows.

The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 5, 2019, or the Annual Report. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. On January 1, 2019, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 842, Leases, or ASC 842, using the modified retrospective transition method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019, and accordingly, modified its policy on accounting for leases as stated below. As described under “Recently Adopted Accounting Pronouncements,” below, the primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. Such amounts were not previously accounted for in the Company's consolidated balance sheets.
There have been no other material changes to the Company's significant accounting policies during the three months ended March 31, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the carrying value of lease-related restructuring liability for certain restructured leases existing at that date, has been offset against the related right-of-use asset. Lease expense is recognized on a straight-line basis over the lease term.
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method with a cumulative adjustment to accumulated deficit at the beginning of the period of adoption. Upon adoption, the Company elected certain practical expedients and accordingly has (1) carried forward its prior assessments of (a) whether existing contracts on the January 1, 2019 adoption date contain leases, (b) classification of leases as operating or financing and (c) initial direct costs for existing leases and (2) considered hindsight in determining the lease term and assessing impairment of the right-of-use-asset. In addition, the Company used a portfolio approach for its facility leases when making judgments and estimates, such as the discount rate (Note 12).
Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company's leased right-of-use assets relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group. Impairment charges on leased right-of-use assets are included in restructuring charges in the statement of operations (Note 3).
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company made this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company also made this election. Further, in January 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarified that post-adoption interim transition disclosures normally required in the year of adoption for the effect of a change in accounting principle on an entity’s financial statements are not required for the adoption of ASC 842. The amendments in these updates are effective for the Company for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. The Company has completed its assessment of the impact of the adoption of ASC 842. Upon adoption, the Company recognized approximately $24.8 million of right-of-use assets and a net increase of $25.1 million in lease-related liabilities at January 1, 2019. Also, the impact of the adoption of ASC 842 on the Company’s accumulated deficit and deferred tax assets at January 1, 2019 was not material. Lastly, the impact of the adoption of ASC 842 on the Company's consolidated results of operations for the year ending December 31, 2019 is not expected to be material.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee’s reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has disclosed the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above became effective for the Company beginning with fiscal year 2019. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on the Company's consolidated financial position and results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for the Company for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update will be effective for the Company beginning with fiscal year 2020, with early adoption permitted. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles- Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update will be effective for the Company beginning with fiscal year 2020, with early adoption permitted. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,851)	$1,847
Denominator:
Weighted average common shares outstanding—basic	69,968	67,674
Dilutive common stock equivalents	—	2,766
Weighted average common shares outstanding—diluted	69,968	70,440
Net income (loss) per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
For the three months ended March 31, 2019, the Company incurred a net loss and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 2.9 million from the calculation of diluted net loss per share due to their anti-dilutive nature. For the three months ended March 31, 2018, the Company excluded 1.0 million of common stock equivalents for outstanding stock-based awards from the calculation of diluted net income per share due to their anti-dilutive nature.
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Employee separation expenses	$472	$—
Lease related charges	1,345	—
Other	100	—
	$1,917	$—

Lease-related charges for the three months ended March 31, 2019 primarily related to exiting certain facilities and includes the impairment of long-lived assets (right-of-use assets) and leasehold improvements of $2.2 million and $1.4 million, respectively, partially offset by a gain on the extinguishment of lease liabilities of $2.9 million following the release from such liability by the landlord. The Company does not expect to incur additional material costs related to current restructuring plans.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a roll-forward of the Company's restructuring liability for the three months ended March 31, 2019. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2018	$409	$1,490	$47	$1,946
Restructuring charges	472	1,345	100	1,917
Transfer to right-of-use asset	—	(299)	—	(299)
Cash payments	(662)	(1,445)	(59)	(2,166)
Non-cash charges	—	12	—	12
Liability as of March 31, 2019	$219	$1,103	$88	$1,410
Remaining lease related charges as of March 31, 2019 primarily consist of common area maintenance obligations.
4. Goodwill and Intangible Assets

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

During the three months ended March 31, 2019, there were no changes in the carrying amount of goodwill.

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

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2019 and 2018, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases:

		March 31, 2019			December 31, 2018
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(1,265)	$805	$2,070	$(1,130)	$940
Developed technology	6.9	240,461	(83,055)	157,406	238,961	(74,630)	164,331
Trademarks and trade names	6.1	13,800	(4,816)	8,984	13,800	(4,252)	9,548
Customer relationships	4.6	121,100	(60,697)	60,403	121,100	(55,647)	65,453
Non-compete covenants	3.0	1,100	(964)	136	1,100	(872)	228
	6.1	$378,531	$(150,797)	$227,734	$377,031	$(136,531)	$240,500
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of net revenue	$8,434	$8,978
Research and development	34	42
Selling, general and administrative	5,798	7,994
	$14,266	$17,014

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$240,500	$310,645
Transfers to developed technology from IPR&D	1,500	—
Amortization	(14,266)	(17,014)
Ending balance	$227,734	$293,631

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2019 and 2018, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2019:

Amount
(in thousands)
2019 (9 months)	$42,715
2020	56,168
2021	55,385
2022	37,855
2023	25,660
Thereafter	9,951
Total	$227,734
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$4,400	$4,400
Transfers to developed technology from IPR&D	(1,500)	—
Ending balance	$2,900	$4,400

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three months ended March 31, 2019 and 2018, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

5. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$1,005	$1,623
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

The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of March 31, 2019 and December 31, 2018, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Interest rate swap, March 31, 2019	$1,005	$—	$1,005	$—
Interest rate swap, December 31, 2018	$1,623	$—	$1,623	$—

The following table summarizes activity for the interest rate swap:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Interest rate swap asset
Beginning balance	$1,623	$734
Unrealized gain (loss) recognized in other comprehensive income (loss)	(618)	1,384
Ending balance	$1,005	$2,118
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2019 and 2018.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 7).
6. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$71,102	$73,142
Short-term restricted cash	347	645
Long-term restricted cash	418	404
Total cash, cash equivalents and restricted cash	$71,867	$74,191

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2019 and December 31, 2018, cash and cash equivalents included $20.0 million and $0 of money market funds, respectively. As of March 31, 2019 and December 31, 2018, the Company has restricted cash of $0.8 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Work-in-process	$15,365	$17,618
Finished goods	27,388	24,120
	$42,753	$41,738
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2019	December 31, 2018
		(in thousands)
Furniture and fixtures	5	$2,183	$2,020
Machinery and equipment	3-5	34,710	34,225
Masks and production equipment	2-5	12,645	12,645
Software	3	5,677	5,675
Leasehold improvements	1-5	16,199	17,493
Construction in progress	N/A	360	133
		71,774	72,191
Less accumulated depreciation and amortization		(54,787)	(53,787)
		$16,987	$18,404

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2.1 million and $3.1 million, respectively.

Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$16,454	$21,571
Charged as a reduction of revenue	10,508	10,744
Reversal of unclaimed rebates	—	(2,367)
Payments	(8,019)	(9,736)
Ending balance	$18,943	$20,212

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	1,428	1,270
Accrued engineering and production costs	2,590	646
Accrued restructuring	1,410	1,946
Accrued royalty	923	980
Short-term lease liabilities	8,033	1,214
Accrued customer credits	556	1,204
Income tax liability	3,846	1,642
Customer contract liabilities	71	71
Accrued obligations to customers for price adjustments	7,317	7,558
Accrued obligations to customers for stock rotation rights	1,980	1,494
Other	53	995
	$32,707	$23,520
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2018	$(907)	$1,179	$272
Current period other comprehensive income (loss)	513	(488)	25
Balance at March 31, 2019	$(394)	$691	$297
7. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)

Principal	$247,000	$262,000
Less:
Unamortized debt discount	(1,555)	(1,630)
Unamortized debt issuance costs	(4,401)	(4,613)
Net carrying amount of long-term debt	241,044	255,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$241,044	$255,757
On May 12, 2017, the Company entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility, or the “Initial Term Loan,” in an aggregate principal amount of $425.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders.

Loans under the credit agreement bear interest, at the Company’s option, at a rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one- three- or six-month interest period, plus 1.0% or (ii) an adjusted LIBOR rate, subject to a floor of 0.75%, in each case, plus an applicable margin of 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. Commencing on September 30, 2017, the Initial Term Loan amortizes in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan, with the balance payable on the maturity date. The Initial Term Loan has a term of seven years and will mature on May 12, 2024, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan is due. The Company is also required to pay fees customary for a credit facility of this size and type.
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $178.0 million from origination through March 31, 2019.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of March 31, 2019, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of March 31, 2019 and December 31, 2018, the weighted average effective interest rate payable on the long-term debt was approximately 4.8% and 4.6%, respectively.
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
During both the three months ended March 31, 2019 and 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense.
The approximate fair value of the term loan as of March 31, 2019 and December 31, 2018 was $250.2 million and $268.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of March 31, 2019 and December 31, 2018, the remaining principal balance on the term loan was $247.0 million and $262.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of March 31, 2019 and December 31, 2018, the fair value of the interest rate swap asset was $1.0 million and $1.6 million (Note 5), respectively, and is included in other long-term assets in the consolidated balance sheets. The decrease in fair value related to the interest rate swap asset included in other comprehensive loss for the three months ended March 31, 2019 was $0.6 million. The interest rate swap expires in October 2020 and the total $1.0 million of unrealized gain recorded in accumulated other comprehensive income at March 31, 2019 is not expected to be recorded against interest expense over the next twelve months.

8. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At March 31, 2019, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2018. There have been no material changes to the terms of the Company's equity incentive plans during the three months ended March 31, 2019. All current stock awards are issued under the 2010 Plan and ESPP.
As of March 31, 2019, the number of shares of common stock available for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan was 14,636,122 shares and 416,007 shares, respectively. As of March 31, 2019, the number of shares of common stock available for future issuance under the ESPP was 3,000,253 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of net revenue	$130	$106
Research and development	4,213	4,374
Selling, general and administrative	3,404	3,993
	$7,747	$8,473
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of March 31, 2019 was $46.3 million, and the weighted average period over which these equity awards are expected to vest is 2.49 years. The total unrecognized compensation cost related to unvested stock options as of March 31, 2019 was $3.7 million, and the weighted average period over which these equity awards are expected to vest is 2.71 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units and Restricted Stock Awards
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit and restricted stock award activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	3,263	$20.23
Granted	367	23.51
Vested	(636)	20.83
Canceled	(99)	21.00
Outstanding at March 31, 2019	2,895	20.49
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of employee stock purchase rights and stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method.
Employee Stock Purchase Rights
During the three months ended March 31, 2019, there were no shares of common stock purchased under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Weighted-average grant date fair value per share	$5.01	$6.51
Risk-free interest rate	2.51%	1.39%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	38.82%	36.97%
The risk-free interest rate assumption was based on rates for United States (U.S.) Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term is the duration of the offering period for each grant date. In addition, the estimated volatility incorporates the historical volatility over the expected term based on the Company's daily closing stock prices.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,659	$10.27
Exercised	(609)	7.08
Canceled	(7)	20.50
Outstanding at March 31, 2019	2,043	$11.19	2.43	$29,376
Vested and expected to vest at March 31, 2019	2,020	$11.11	2.39	$29,206
Exercisable at March 31, 2019	1,602	$9.41	1.50	$25,893
No stock options were granted by the Company during the three months ended March 31, 2019.

The intrinsic value of stock options exercised was $9.8 million and $2.1 million in the three months ended March 31, 2019 and 2018, respectively.

Cash received from exercise of stock options was $2.6 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively.

The tax benefit from stock options exercised was $9.0 million and $2.1 million during the three months ended March 31, 2019 and 2018, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2019, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2018 performance period. At March 31, 2019, the Company has an accrual of $2.4 million for bonus awards for employees for year-to-date achievement in the 2019 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company's review of all positive and negative evidence, the Company continues to have a valuation allowance on its state deferred taxes, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded an income tax benefit of $6.5 million in the three months ended March 31, 2019 and an income tax benefit of $1.9 million for the three months ended March 31, 2018.
The income tax benefit in the three months ended March 31, 2019 and 2018, each primarily relates to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.

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

During the three months ended March 31, 2019, the increase in unrecognized tax benefits was not material. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2019 were approximately $0.7 million and $0.1 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in various states and foreign tax jurisdictions. At March 31, 2019, the Company’s tax years for 2014, 2013, and 2010 and forward are subject to examination by federal, state, and foreign tax authorities, respectively. The Company is under a routine compliance review by the Inland Revenue Authority of Singapore for its 2016 and 2017 tax years. The Company does not expect these reviews to have a material effect on its consolidated financial position or results of operations.  In addition, the examination by the California Franchise Tax Board for the 2014 and 2015 tax years was closed during the quarter ended March 31, 2019 without any adjustments.
The Company's subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the three months ended March 31, 2019.

10. Concentration of Credit Risk, Significant Customers and Revenue by Geographic Region
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company makes periodic evaluations of the credit worthiness of its customers.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2019	2018
Percentage of total net revenue
Customer A	12%	27%
Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	March 31,	December 31,
	2019	2018
Percentage of gross accounts receivable
Customer B	*	10%
Customer C	11%	*
____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2019	2018
Vendor A	19%	14%
Vendor B	14%	19%
Vendor C	13%	16%
Vendor D	*	21%
____________________________

*	Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$71,548	85%	$84,814	77%
United States	4,352	5%	5,195	5%
Rest of world	8,735	10%	20,818	19%
Total	$84,635	100%	$110,827	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2019	2018
Percentage of total net revenue
China	67%	61%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2019		2018(1)
	Amount	% of total	Amount	% of total
United States	$430,879	85%	$426,321	85%
Singapore	70,289	14%	71,945	14%
Rest of world	6,326	1%	3,368	1%
Total	$507,494	100%	$501,634	100%
_____________
(1) Amounts do not include leased right-of-use assets in the prior period due to the adoption of ASC 842 under the modified retrospective method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019.

11. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Connected home	$43,432	$65,658
% of net revenue	51%	59%
Infrastructure	22,102	20,490
% of net revenue	26%	19%
Industrial and multi-market	19,101	24,679
% of net revenue	23%	22%
Total net revenue	$84,635	$110,827
Revenues from sales through the Company’s distributors accounted for 41% and 39% of net revenue for the three months ended March 31, 2019 and 2018, respectively.
Contract Liabilities
As of March 31, 2019, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the three months ended March 31, 2019 that was included in the contract liability balance as of December 31, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2019, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $18.9 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 6. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2019 were $7.3 million and $2.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 6). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of January 1, 2018 was not material. As of March 31, 2019, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 6).
As of March 31, 2019, there were no impairment losses recorded on customer accounts receivable.
12. Leases

The Company primarily leases office facilities under operating lease arrangements expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 3.3 years.
The table below presents aggregate future minimum payments due under leases for the next five years and beyond, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2019:

Operating Leases
(in thousands)
2019 (9 months)	$6,484
2020	8,853
2021	8,595
2022	3,784
2023	1,021
Thereafter	—
Total minimum payments	28,737
Less: imputed interest	(2,336)
Less: unrealized translation loss	(236)
Total lease liabilities	26,165
Less: short-term lease liabilities	(8,033)
Long-term lease liabilities	$18,132

Operating lease cost was $0.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Short-term lease costs for the three months ended March 31, 2019 were not material. There were no right-of-use assets obtained in exchange for new liabilities for the three months ended March 31, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 3). Such subleases expire at various years through fiscal 2023. As of March 31, 2019, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2019 (9 months)	$2,946
2020	4,036
2021	4,057
2022	782
2023	291
Thereafter	—
Total minimum rental income	$12,112
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended March 31, 2019 and 2018 was approximately $0.6 million and $0.7 million, respectively (Note 3).
13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2019, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2019 (9 months)	$68,866	$6,122	$74,988
2020	—	4,574	4,574
2021	—	843	843
2022	—	425	425
2023	—	447	447
Thereafter	—	—	—
Total minimum payments	$68,866	$12,411	$81,277

Other obligations consist of contractual payments due for software licenses.
CrestaTech Litigation
As disclosed in the Annual Report, the Company was a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or District Court Litigation, alleging that the Company infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. Following the litigation history described in the Company's prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, the Company cannot predict whether the District Court litigation will be re-instated. In addition, outside the District Court Litigation, the Company and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and potential appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and potential appeal process, or other costs arising from the dispute between the parties could adversely affect the Company's operating results.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, the Company's demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. The Company filed its answer on April 17, 2018. Also, on April 17, 2018, Broadcom filed a cross-complaint against the Company, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, the Company filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against the Company; on April 5, 2019, the Court granted that motion, in part, dismissing Trango’s fraud-based claims against the Company (specifically, claims for intentional fraud, promissory fraud/false promise, fraud by concealment, and negligent misrepresentation). The trial date has been continued and is now set for August 9, 2019. The Company intends to continue to vigorously defend against the lawsuit as it proceeds.
The Company cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on the Company's business and operating results.
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, the Company believes that there are no other currently pending litigation matters that, if determined adversely to the Company's interests, would have a material effect on the Company's business or that would not be covered by the Company's existing liability insurance.

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
Our net revenue has grown from approximately $119.6 million in fiscal 2013 to $385.0 million in fiscal 2018. In the three months ended March 31, 2019, revenues were $84.6 million. In fiscal 2018 and the three months ended March 31, 2019, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 85% and 77% of net revenue during the three months ended March 31, 2019 and 2018, respectively, including 67% and 61%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, we believe revenue generated from sales of our digital terrestrial set-top box products during the three months ended March 31, 2019 and 2018 related principally to sales to Asian set-top box manufacturers delivering products into Europe, Middle East, and Africa, or EMEA markets. Similarly, revenue generated from sales of our cable modem products during the three months ended March 31, 2019 and 2018 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. There is a growing portion of our business, related specifically to our high-speed optical interconnect products, that are shipped to, and are ultimately consumed in Asian markets, with the majority of these products being purchased by end customers in China.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three months ended March 31, 2019, one of our customers, Arris (which was recently acquired by CommScope Holding Company, Inc.) accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. In the three months ended March 31, 2018, one of our customers, Arris, accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission, or SEC, on February 5, 2019, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We have made this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. We have also made this election. Further, in January 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarified that post-adoption interim transition disclosures normally required in the year of adoption for the effect of a change in accounting principle on an entity’s financial statements are not required for the adoption of ASC 842. The amendments in these updates are effective for us for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. We have completed our assessment of the impact of the adoption of ASC 842. Upon adoption, we recognized approximately $24.8 million of right-of-use assets and a net increase of $25.1 million in lease-related liabilities at January 1, 2019. Also, the impact of the adoption of ASC 842 on our accumulated deficit and deferred tax assets at January 1, 2019 was not material. Lastly, the impact of the adoption of ASC 842 on our consolidated results of operations for the year ending December 31, 2019 is not expected to be material.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes,

clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above will be effective for us beginning with fiscal year 2019. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on our consolidated financial position and results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for us for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted in any interim period. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements

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

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology intangible assets; amortization of certain production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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
Income Tax Benefit. We make certain estimates and judgments in determining income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net revenue	100%	100%
Cost of net revenue	47	43
Gross profit	53	57
Operating expenses:
Research and development	32	28
Selling, general and administrative	28	24
Restructuring charges	2	—
Total operating expenses	63	53
Income (loss) from operations	(9)	4
Total interest and other income (expense), net	(4)	(4)
Loss before income taxes	(13)	—
Income tax benefit	(8)	(2)
Net income (loss)	(6)%	2%
Net Revenue

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Connected home	$43,432	$65,658	$(22,226)	(34)%
% of net revenue	51%	59%
Infrastructure	22,102	20,490	1,612	8%
% of net revenue	26%	19%
Industrial and multi-market	19,101	24,679	(5,578)	(23)%
% of net revenue	23%	22%
Total net revenue	$84,635	$110,827	$(26,192)	(24%)
Net revenue decreased $26.2 million to $84.6 million for the three months ended March 31, 2019, as compared to $110.8 million for the three months ended March 31, 2018. The decrease in connected home net revenue of $22.2 million was driven by a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, partially offset by increased satellite product shipments. The increase in infrastructure revenues of $1.6 million was primarily driven by increased high performance analog shipments in this category. The decrease in industrial and multi-market revenue of $5.6 million was related to decreased shipments of high performance analog products in this category.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$39,558	$48,159	$(8,601)	(18)%
% of net revenue	47%	43%
Gross profit	45,077	62,668	(17,591)	(28)%
% of net revenue	53%	57%

Cost of net revenue decreased $8.6 million to $39.6 million for the three months ended March 31, 2019, as compared to $48.2 million for the three months ended March 31, 2018. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due to lower revenue and product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$27,399	$31,121	(3,722)	(12)%
% of net revenue	32%	28%
Research and development expense decreased $3.7 million to $27.4 million for the three months ended March 31, 2019 from $31.1 million in the three months ended March 31, 2018. The decrease was primarily due to decreases in payroll-related expenses of $2.0 million due to lower headcount, depreciation expense of $0.6 million as a result of certain machinery and equipment reaching the end of their useful lives, prototype expenses of $0.6 million, and occupancy expenses of $0.3 million due to termination of certain leases.
We expect our research and development expenses to decrease or remain flat in the near term; however our expenses are likely to increase in the future as we continue to grow our business in building follow up products and expanding our product portfolio.
Selling, General and Administrative

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$23,591	$27,117	(3,526)	(13)%
% of net revenue	28%	24%
Selling, general and administrative expense decreased $3.5 million to $23.6 million for the three months ended March 31, 2019, as compared to $27.1 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in intangible asset amortization of $2.2 million as certain assets reached the end of their useful lives, as well as decreases in payroll-related expense of $0.8 million due to lower headcount and professional fees of $0.5 million.
We expect selling, general and administrative expenses to decrease or remain flat in the near-term; however, our expenses may increase in the future when we expand our sales and marketing organization to enable expansion into existing and new markets.
Restructuring charges

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$1,917	$—	1,917	100%
% of net revenue	2%	—%
Restructuring charges increased $1.9 million to $1.9 million for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018.
Restructuring charges in 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $0.5 million in connection with employee separation expenses.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(3,483)	$(4,447)	964	(22)%
% of net revenue	(4)%	(4)%
Interest and other income (expense), net changed by $1.0 million from a net expense of $4.4 million in the three months ended March 31, 2018 to a net expense of $3.5 million for the three months ended March 31, 2019. The change in interest and other income (expense), net was primarily due to a decrease in interest expense of $0.9 million related to interest charges on a lower average balance of debt outstanding under our term loan facility during the period.
Income Tax Benefit

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Income tax benefit	$(6,462)	$(1,864)	(4,598)	247%
The income tax benefit for the three months ended March 31, 2019 was $6.5 million or approximately 57% of pre-tax loss compared to an income tax benefit of $1.9 million for the three months ended March 31, 2018.
The income tax benefit for the three months ended March 31, 2019 and 2018 each primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain foreign reserves for uncertain tax positions under ASC 740-10.
We continue to maintain a valuation allowance to offset state and certain federal and foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We do not incur income tax expense or benefit in certain tax-free jurisdictions in which we operate.
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the year ending December 31, 2019.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $71.1 million, restricted cash of $0.8 million and net accounts receivable of $59.6 million. Additionally, as of March 31, 2019, our working capital was $105.8 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment, intangible assets, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, amortization and depreciation of acquired intangible assets and property and equipment, and impairment of intangible assets and long-lived assets. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31,	December 31,
	2019	2018
	(in thousands)
Working capital	$105,837	$110,044
Cash and cash equivalents	$71,102	$73,142
Short-term restricted cash	347	645
Long-term restricted cash	418	404
Total cash, cash equivalents and restricted cash	$71,867	$74,191

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$16,045	$11,971
Net cash used in investing activities	(2,155)	(2,381)
Net cash used in financing activities	(16,791)	(26,411)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	577	(258)
Decrease in cash, cash equivalents and restricted cash	$(2,324)	$(17,079)
Cash Flows from Operating Activities
Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2019. Net cash provided by operating activities consisted of positive cash flow from $26.4 million in non-cash expenses and $2.8 million in changes in operating assets and liabilities, partially offset by deferred income taxes and excess tax benefits from stock-based compensation of $8.2 million and net loss of $4.9 million. Non-cash items included in net loss for the three months ended March 31, 2019 primarily included depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $16.9 million and stock-based compensation of $7.7 million. During the first quarter of 2019, we also exited certain leased facilities, which resulted in impairments of leased right-of-use assets of $2.2 million and leasehold improvements of $1.4 million, which was partially offset by a gain on extinguishment of related lease liabilities of $2.9 million.
Net cash provided by operating activities was $12.0 million for the three months ended March 31, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from adding back $29.3 million in non-cash operating expenses to net income of $1.8 million, partially offset by $16.1 million in changes in operating assets and liabilities, and $3.1 million in deferred income taxes and excess tax benefits on stock-based awards. Non-cash operating expense items included in net income for the three months ended March 31, 2018 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $20.1 million, stock-based compensation of $8.5 million, and losses on foreign currency of $0.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.2 million for the three months ended March 31, 2019 and consisted entirely of purchases of property and equipment.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2018 and consisted entirely of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $16.8 million for the three months ended March 31, 2019. Net cash used in financing activities consisted primarily of cash outflows from aggregate principal prepayments of debt of $15.0 million and $4.4 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $2.6 million in net proceeds from issuance of common stock upon exercise of stock options.
Net cash used in financing activities was $26.4 million for the three months ended March 31, 2018 and consisted primarily of cash outflows from aggregate prepayments of principal of $25.0 million on outstanding debt and $2.4 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $1.0 million in net proceeds from issuance of common stock.
We believe that our $71.1 million of cash and cash equivalents at March 31, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $178.0 million of debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2019, we issued 0.3 million freely-tradable shares of our common stock in settlement of bonus awards for the 2018 performance period. We expect to implement a similar equity-based plan for fiscal 2019, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Notwithstanding the foregoing, we may need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we continue to pursue acquisitions. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2019, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

As of March 31, 2019, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$247,000	$—	$—	$—	$247,000
Operating lease obligations	28,737	6,484	17,448	4,805	—
Inventory purchase obligations	68,866	68,866	—	—	—
Other obligations	12,411	6,122	5,417	872	—
Total	$357,014	$81,472	$22,865	$5,677	$247,000

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at March 31, 2019 included $6.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
Other than disclosed above, there have been no other material changes during the three months ended March 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of March 31, 2019, aggregate borrowings under the Initial Term Loan were $247.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the three months ended March 31, 2019, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CrestaTech Litigation
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and potential appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and potential appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, 2018, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, MaxLinear filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against us; on April 5, 2019, the Court granted that motion, in part, dismissing Trango’s fraud-based claims against us (specifically, claims for intentional fraud, promissory fraud/false promise, fraud by concealment, and negligent misrepresentation). The trial date has been continued and is now set for August 9, 2019. We intend to continue to vigorously defend against the lawsuit as it proceeds.

We cannot predict the outcome of the Trango Systems, Inc. litigation. Any adverse determination in the Trango Systems, Inc. litigation could have a material adverse effect on our business and operating results.

Other Matters

In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech and Trango litigation described above, we believe that there are no other currently pending litigation matters that, if determined adversely to our interests, would have a material effect on our business or that would not be covered by our existing liability insurance.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. In addition to the other information set forth in this report, you should also consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 5, 2019, or the Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, the Annual Report, and in our other public filings, which could materially affect our business, financial condition or future results.
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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.

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
For the three months ended March 31, 2019, one customer accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. For the three months ended March 31, 2018, one customer accounted for approximately 27% of our net revenue, and our ten largest customers collectively accounted for approximately 63% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For the three months ended March 31, 2019 and 2018, revenue directly attributable to connected home applications accounted for approximately 51% and 59% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. Most recently, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Arris Group (which was recently acquired by Commscope Holdings Company, Inc.), Inc., Hitron Technologies, Inc., Compal Broadband Networks, Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Spectrum, Sky (in which Comcast has a controlling stake), AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended March 31, 2019 and 2018, our research and development expense was $27.4 million and $31.1 million, respectively. We have increased our research and development expenditures in the past as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.

We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions. Our net revenue increased from approximately $387.8 million in 2016 to $420.3 million in 2017 and decreased to $385.0 million in 2018. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, under certain of our agreements with key distributors, we provide protection for reductions in selling prices of the distributors' inventory, which could have a significant adverse effect on our operating results if the selling prices for those products fell dramatically.
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
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it

“no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and potential appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and potential appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for approximately 41% and 39% of our net revenue in the three months ended March 31, 2019 and 2018, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling more products to some customers. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Our operating history had previously focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets. We have also expanded into the wired whole-home broadband connectivity market and entered the markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to our solutions, or changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may result in a decrease in our revenue and cause our business to suffer.

Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, customers may decide to cancel or change their product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.
We focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, industrial and multimarket and broadband operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 24 months for the satellite markets, and 36 months or longer for industrial, wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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

We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.

We are subject to examinations and tax audits. There can be no assurance that the outcome from these audits will not have an adverse effect on our operating results or financial position.

Excess tax benefits associated with employee stock-based compensation are included in income tax expense. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at March 31, 2019. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
We operate under certain favorable tax incentives in Singapore which are effective through March 2022 and may be extended through March 2027, and generally are dependent on our meeting certain headcount and investment thresholds. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent U.S. or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. Absent these tax incentives, our corporate income tax rate in Singapore would generally be the 17% statutory tax rate. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we could lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
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
We sell our products throughout the world. Products shipped to Asia accounted for 85% of our net revenue in the three months ended March 31, 2019. In addition, approximately 51% of our employees are located outside of the United States as of March 31, 2019. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, we ceased business operations with entities affiliated with ZTE Corp. when the Bureau of Industry and Security at the U.S. Department of Commerce imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we do not have significant sales to ZTE, we cannot provide assurances that similar disruptions in the future of distribution arrangements or the imposition of governmental prohibitions on selling our products to particular customers will not adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
Recently, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 67% of our total revenues in the three months ended March 31, 2019 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
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
Our share price may be volatile as a result of various factors.
The trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	overall conditions in the semiconductor market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

•	acquisitions, if applicable, may not be accretive and may cause dilution to our earnings per shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders; and

•	general economic and market conditions.
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
Sales of a substantial number of shares of our common stock in the public market or in private transactions, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2019, we had approximately 70.5 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 under the Securities Act, or Rule 144.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2018 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.3 million shares of our common stock for the 2018 performance period in February 2019. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained our demurrer to each cause of action in the second amended complaint, filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, our demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. We filed our answer on April 17, 2018. Also, on April 17, 2018, Broadcom filed a cross-complaint against us, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, MaxLinear filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against us; on April 5, 2019, the Court granted that motion, in part, dismissing Trango’s fraud-based claims against us (specifically, claims for intentional fraud, promissory fraud/false promise, fraud by concealment, and negligent misrepresentation). The trial date has been continued and is now set for August 9, 2019. We intend to continue to vigorously defend against the lawsuit as it proceeds.

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
Our history of acquiring businesses is recent, and prior to our acquisition of Exar Corporation, or Exar, we had never pursued an acquisition of that size and complexity. We may complete larger-scale acquisitions in the future. The success of our recent and future acquisitions depends, in substantial part, on our ability to integrate acquired businesses and operations efficiently and successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of acquired product portfolios. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisitions may not be realized fully or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition, and could also have a material and adverse effect on the trading price or trading volume of our common stock.

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
MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $247.0 million remained outstanding as of March 31, 2019. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $247.0 million remained outstanding at March 31, 2019. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of March 31, 2019, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $230.6 million, including in-process research and development, or IPR&D, intangible assets of $2.9 million, and we could recognize impairment charges in the future.

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

MAXLINEAR, INC.

(Registrant)

Date:	May 1, 2019	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)