Form 10-Q
period 2019-06-30
MAXLINEAR INC
filed 2019-07-25
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission file number: 001-34666
MaxLinear Inc.
(Exact name of Registrant as specified in its charter)

Delaware			14-1896129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5966 La Place Court, Suite 100,	Carlsbad	California	92008
(Address of principal executive offices)			(Zip Code)

(760) 692-0711
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	MXL	New York Stock Exchange
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐
As of July 18, 2019, the registrant had 71,220,363 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,629	$73,142
Short-term restricted cash	344	645
Accounts receivable, net	56,618	59,491
Inventory	42,875	41,738
Prepaid expenses and other current assets	6,184	5,595
Total current assets	172,650	180,611
Long-term restricted cash	65	404
Property and equipment, net	15,738	18,404
Leased right-of-use assets	20,624	—
Intangible assets, net	216,342	244,900
Goodwill	238,330	238,330
Deferred tax assets	62,667	51,518
Other long-term assets	2,744	4,664
Total assets	$729,160	$738,831
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,995	$15,588
Accrued price protection liability	11,294	16,454
Accrued expenses and other current liabilities	30,300	23,520
Accrued compensation	8,329	15,005
Total current liabilities	66,918	70,567
Long-term lease liabilities	16,515	4,097
Long-term debt	226,335	255,757
Other long-term liabilities	8,016	8,474
Total liabilities	317,784	338,895

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 71,218 shares issued and outstanding at June 30, 2019 and 550,000 shares authorized, 69,551 shares issued and outstanding December 31, 2018, respectively	7	7
Additional paid-in capital	512,753	493,287
Accumulated other comprehensive income (loss)	(406)	272
Accumulated deficit	(100,978)	(93,630)
Total stockholders’ equity	411,376	399,936
Total liabilities and stockholders’ equity	$729,160	$738,831

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$82,507	$101,533	$167,142	$212,360
Cost of net revenue	38,427	45,203	77,985	93,362
Gross profit	44,080	56,330	89,157	118,998
Operating expenses:
Research and development	24,304	30,211	51,703	61,332
Selling, general and administrative	22,327	24,501	45,918	51,618
Restructuring charges	416	1,865	2,333	1,865
Total operating expenses	47,047	56,577	99,954	114,815
Income (loss) from operations	(2,967)	(247)	(10,797)	4,183
Interest income	192	19	339	37
Interest expense	(2,853)	(3,694)	(5,828)	(7,588)
Other income (expense), net	(14)	725	(669)	154
Total interest and other income (expense), net	(2,675)	(2,950)	(6,158)	(7,397)
Loss before income taxes	(5,642)	(3,197)	(16,955)	(3,214)
Income tax provision (benefit)	(3,413)	11,225	(9,875)	9,361
Net loss	$(2,229)	$(14,422)	$(7,080)	$(12,575)
Net loss per share:
Basic	$(0.03)	$(0.21)	$(0.10)	$(0.18)
Diluted	$(0.03)	$(0.21)	$(0.10)	$(0.18)
Shares used to compute net loss per share:
Basic	70,917	68,335	70,445	68,008
Diluted	70,917	68,335	70,445	68,008

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,229)	$(14,422)	$(7,080)	$(12,575)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $14 and $15 for the three and six months ended June 30, 2019, respectively and net of tax benefit of $128 and $157 for the three and six months ended June 30, 2018, respectively	(80)	(1,173)	433	(780)
Unrealized gain (loss) on interest rate swap, net of tax benefit of $164 and $294 for the three and six months ended June 30, 2019 and tax expense of $175 and $363 for the three and six months ended June 30, 2018, respectively	(623)	169	(1,111)	1,365
Other comprehensive income (loss)	(703)	(1,004)	(678)	585
Total comprehensive loss	$(2,932)	$(15,426)	$(7,758)	$(11,990)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2019
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	69,551	$7	$493,287	$272	$(93,630)	$399,936
Common stock issued pursuant to equity awards, net	981	—	5,615	—	—	5,615
Stock-based compensation	—	—	7,747	—	—	7,747
Cumulative effect of adoption of new accounting principle	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(4,851)	(4,851)
Balance at March 31, 2019	70,532	7	506,649	297	(98,749)	408,204
Common stock issued pursuant to equity awards, net	544	—	(4,405)	—	—	(4,405)
Employee stock purchase plan	142	—	2,302	—	—	2,302
Stock-based compensation	—	—	8,207	—	—	8,207
Other comprehensive loss	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	(2,229)	(2,229)
Balance at June 30, 2019	71,218	$7	$512,753	$(406)	$(100,978)	$411,376
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	67,400	$7	$455,497	$1,039	$(69,119)	$387,424
Common stock issued pursuant to equity awards, net	691	—	5,586	—	—	5,586
Stock-based compensation	—	—	8,473	—	—	8,473
Cumulative effect of adoption of new accounting principles	—	—	—	—	1,529	1,529
Other comprehensive income	—	—	—	1,589	—	1,589
Net income	—	—	—	—	1,847	1,847
Balance at March 31, 2018	68,091	7	469,556	2,628	(65,743)	406,448
Common stock issued pursuant to equity awards, net	365	—	(863)	—	—	(863)
Employee stock purchase plan	152	—	2,451	—	—	2,451
Stock-based compensation	—	—	7,309	—	—	7,309
Cumulative effect of adoption of new accounting principles	—	—	—	—	2	2
Other comprehensive loss	—	—	—	(1,004)	—	(1,004)
Net loss	—	—	—	—	(14,422)	(14,422)
Balance at June 30, 2018	68,608	$7	$478,453	$1,624	$(80,163)	$399,921
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(7,080)	$(12,575)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	33,509	40,135
Amortization of debt issuance costs and accretion of discount on debt and leases	793	574
Stock-based compensation	15,954	15,782
Deferred income taxes	(11,076)	(3,621)
Loss on disposal of property and equipment	46	—
Impairment of leasehold improvements	1,442	700
Impairment of long-lived assets	2,182	—
Gain on extinguishment of lease liabilities	(2,880)	—
(Gain) loss on foreign currency	513	(357)
Excess tax benefits on stock-based awards	(3,811)	(1,115)
Changes in operating assets and liabilities:
Accounts receivable	2,880	(17,554)
Inventory	(1,137)	9,096
Prepaid expenses and other assets	(44)	3,216
Leased right-of-use assets	1,626	—
Accounts payable, accrued expenses and other current liabilities	4,882	11,119
Accrued compensation	684	3,903
Deferred revenue and deferred profit	—	(138)
Accrued price protection liability	(5,160)	(1,491)
Lease liabilities	(4,304)	—
Other long-term liabilities	(530)	121
Net cash provided by operating activities	28,489	47,795

Investing Activities
Purchases of property and equipment	(2,679)	(4,804)
Net cash used in investing activities	(2,679)	(4,804)

Financing Activities
Repayment of debt	(30,000)	(43,000)
Net proceeds from issuance of common stock	5,933	4,016
Minimum tax withholding paid on behalf of employees for restricted stock units	(9,827)	(3,839)
Net cash used in financing activities	(33,894)	(42,823)
Effect of exchange rate changes on cash and cash equivalents	931	535
Increase (decrease) in cash, cash equivalents and restricted cash	(7,153)	703
Cash, cash equivalents and restricted cash at beginning of period	74,191	74,412
Cash, cash equivalents and restricted cash at end of period	$67,038	$75,115

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,184	$7,145
Cash paid for income taxes	$2,217	$1,093

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$7,406	$6,997
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 5, 2019, or the Annual Report. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
There have been no other material changes to the Company's significant accounting policies during the six months ended June 30, 2019.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for the Company beginning with fiscal year 2019. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods, with early adoption permitted as of the fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

2. Net Income (Loss) Per Share
Basic earnings per share, or EPS, is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(2,229)	$(14,422)	$(7,080)	$(12,575)
Denominator:
Weighted average common shares outstanding—basic	70,917	68,335	70,445	68,008
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	70,917	68,335	70,445	68,008
Net loss per share:
Basic	$(0.03)	$(0.21)	$(0.10)	$(0.18)
Diluted	$(0.03)	$(0.21)	$(0.10)	$(0.18)

For the three and six months ended June 30, 2019 and 2018, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 2.5 million and 2.7 million for the 2019 periods, respectively, and 3.6 million and 3.7 million for the 2018 periods, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Employee separation expenses	$402	$271	$874	$271
Lease related charges	(44)	1,594	1,301	1,594
Other	58	—	158	—
	$416	$1,865	$2,333	$1,865

Lease related charges were related to exiting certain facilities. Lease-related charges for the six months ended June 30, 2019 includes the impairment of long-lived assets (right-of-use assets) of $2.2 million and leasehold improvements of $1.4 million. These lease-related charges were partially offset by a gain on the extinguishment of lease liabilities of $2.9 million for the six months ended June 30, 2019, following the release from such liability by the landlord. The Company does not expect to incur additional material costs related to current restructuring plans.

Lease related charges for the three and six months ended June 30, 2018 included impairment of leasehold improvements of $0.7 million.

The following table presents a roll-forward of the Company's restructuring liability for the six months ended June 30, 2019. The restructuring liability is included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2018	$409	$1,490	$47	$1,946
Restructuring charges	874	1,301	158	2,333
Transfer to right-of-use asset	—	(299)	—	(299)
Cash payments	(1,195)	(1,589)	(134)	(2,918)
Non-cash charges	—	24	(41)	(17)
Liability as of June 30, 2019	$88	$927	$30	$1,045

Remaining lease related charges as of June 30, 2019 primarily consist of common area maintenance obligations.
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

During the three and six months ended June 30, 2019, there were no changes in the carrying amount of goodwill.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and six months ended June 30, 2019 and 2018, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases:

		June 30, 2019			December 31, 2018
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,070	$(1,378)	$692	$2,070	$(1,130)	$940
Developed technology	6.9	240,461	(91,533)	148,928	238,961	(74,630)	164,331
Trademarks and trade names	6.1	13,800	(5,381)	8,419	13,800	(4,252)	9,548
Customer relationships	4.6	121,100	(65,747)	55,353	121,100	(55,647)	65,453
Non-compete covenants	3.0	1,100	(1,050)	50	1,100	(872)	228
	6.1	$378,531	$(165,089)	$213,442	$377,031	$(136,531)	$240,500

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of net revenue	$8,488	$8,978	$16,922	$17,956
Research and development	12	42	46	84
Selling, general and administrative	5,792	7,994	11,590	15,988
	$14,292	$17,014	$28,558	$34,028

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$240,500	$310,645
Transfers to developed technology from IPR&D	1,500	—
Amortization	(28,558)	(34,028)
Ending balance	$213,442	$276,617

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and six months ended June 30, 2019 and 2018, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2019:

Amount
(in thousands)
2019 (6 months)	$28,423
2020	56,168
2021	55,385
2022	37,855
2023	25,660
Thereafter	9,951
Total	$213,442

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$4,400	$4,400
Transfers to developed technology from IPR&D	(1,500)	—
Ending balance	$2,900	$4,400

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and six months ended June 30, 2019 and 2018, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

5. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$218	$1,623

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

The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of June 30, 2019 and December 31, 2018, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Interest rate swap, June 30, 2019	$218	$—	$218	$—
Interest rate swap, December 31, 2018	$1,623	$—	$1,623	$—

The following table summarizes activity for the interest rate swap:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Interest rate swap asset
Beginning balance	$1,623	$734
Unrealized gain (loss) recognized in other comprehensive income (loss)	(1,405)	1,728
Ending balance	$218	$2,462

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2019 and 2018.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 7).
6. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$66,629	$73,142
Short-term restricted cash	344	645
Long-term restricted cash	65	404
Total cash, cash equivalents and restricted cash	$67,038	$74,191

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2019 and December 31, 2018, cash and cash equivalents included $20.1 million and $0 of money market funds, respectively. As of June 30, 2019 and December 31, 2018, the Company has restricted cash of $0.4 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Work-in-process	$14,786	$17,618
Finished goods	28,089	24,120
	$42,875	$41,738

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2019	December 31, 2018
		(in thousands)
Furniture and fixtures	5	$2,207	$2,020
Machinery and equipment	3-5	35,123	34,225
Masks and production equipment	2-5	12,713	12,645
Software	3	5,658	5,675
Leasehold improvements	1-5	16,208	17,493
Construction in progress	N/A	299	133
		72,208	72,191
Less accumulated depreciation and amortization		(56,470)	(53,787)
		$15,738	$18,404

Depreciation expense for the three months ended June 30, 2019 and 2018 was $1.9 million and $3.0 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $4.0 million and $6.1 million, respectively.

Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$16,454	$21,571
Charged as a reduction of revenue	14,880	20,136
Reversal of unclaimed rebates	(719)	(2,408)
Payments	(19,321)	(19,219)
Ending balance	$11,294	$20,080

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	757	1,270
Accrued engineering and production costs	929	646
Accrued restructuring	1,045	1,946
Accrued royalty	1,054	980
Short-term lease liabilities	8,333	1,214
Accrued customer credits	557	1,204
Income tax liability	4,132	1,642
Customer contract liabilities	71	71
Accrued obligations to customers for price adjustments	7,062	7,558
Accrued obligations to customers for stock rotation rights	1,440	1,494
Other	420	995
	$30,300	$23,520

The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2018	$(907)	$1,179	$272
Current period other comprehensive income (loss)	433	(1,111)	(678)
Balance at June 30, 2019	$(474)	$68	$(406)

7. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)

Principal	$232,000	$262,000
Less:
Unamortized debt discount	(1,478)	(1,630)
Unamortized debt issuance costs	(4,187)	(4,613)
Net carrying amount of long-term debt	226,335	255,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$226,335	$255,757

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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $193.0 million from origination through June 30, 2019.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of June 30, 2019, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of June 30, 2019 and December 31, 2018, the weighted average effective interest rate payable on the long-term debt was approximately 4.9% and 4.6%, respectively.
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
During both the three months ended June 30, 2019 and 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense. During the six months ended June 30, 2019 and 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.6 million to interest expense.
The approximate fair value of the term loan as of June 30, 2019 and December 31, 2018 was $241.2 million and $268.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2019 and December 31, 2018, the remaining principal balance on the term loan was $232.0 million and $262.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of June 30, 2019 and December 31, 2018, the fair value of the interest rate swap asset was $0.2 million and $1.6 million (Note 5), respectively, and is included in other long-term assets in the consolidated balance sheets. The decrease in fair value related to the interest rate swap asset included in other comprehensive income for the three and six months ended June 30, 2019 was $0.8 million and $1.4 million, respectively. The increase in fair value related to the interest rate swap asset included in other comprehensive income for the three and six months ended June 30, 2018 was $0.3 million and $1.7 million, respectively. The interest rate swap expires in October 2020 and the total $0.2 million of unrealized gain recorded in accumulated other comprehensive income at June 30, 2019 is not expected to be recorded against interest expense over the next twelve months.

8. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At June 30, 2019, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2018. There have been no material changes to the terms of the Company's equity incentive plans during the six months ended June 30, 2019. All current stock awards are issued under the 2010 Plan and ESPP.
As of June 30, 2019, the number of shares of common stock available for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan was 14,262,280 shares and 89,933 shares, respectively. As of June 30, 2019, the number of shares of common stock available for future issuance under the ESPP was 2,858,240 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of net revenue	$147	$120	$277	$226
Research and development	4,222	4,454	8,435	8,828
Selling, general and administrative	3,838	2,735	7,242	6,728
	$8,207	$7,309	$15,954	$15,782

The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of June 30, 2019 was $60.4 million, and the weighted average period over which these equity awards are expected to vest is 2.81 years. The total unrecognized compensation cost related to performance stock units as of June 30, 2019 was $7.3 million, and the weighted average period over which these equity awards are expected to vest is 2.07 years. The total unrecognized compensation cost related to unvested stock options as of June 30, 2019 was $3.0 million, and the weighted average period over which these equity awards are expected to vest is 2.62 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	3,263	$20.23
Granted	1,335	23.69
Vested	(963)	19.92
Canceled	(206)	21.14
Outstanding at June 30, 2019	3,429	21.61

Performance-Based Restricted Stock Units
The Company calculates the fair value of performance-based restricted stock units based upon the fair market value of the Company's common stock on the grant date. Stock-based compensation expense is then determined based on the number of performance-based restricted stock units that are expected to vest during the performance period if it is probable that the Company will achieve the performance metrics specified in the award agreement.
Performance-based restricted stock units are eligible to vest at the end of each fiscal year in a three-year performance period based on the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over a multiple of four times the related results for the fourth quarter of 2018 relative to the growth rates for a peer group of companies for the same metrics and periods.
For the performance-based restricted stock units granted in 2019, 60% of each performance-based award is subject to the net sales metric for the performance period and 40% is subject to the non-GAAP diluted earnings per share metric for the performance period. The maximum percentage for a particular metric is 250% of the target number of units subject to the award related to that metric, however, vesting of the performance stock units is capped at 30% and 100%, respectively, of the target number of units subject to the award in years one and two, respectively, of the three-year performance period.
As of June 30, 2019, the Company believes that it is probable that the Company will achieve performance metrics specified in the award agreement based on its expected revenue and non-GAAP diluted EPS results over the performance period and calculated growth rates relative to its peers’ expected results based on data available, as defined in the award agreement.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	—	$—
Granted(1)	445	22.21
Outstanding at June 30, 2019	445	22.21
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of employee stock purchase rights and stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Stock Purchase Rights
During the six months ended June 30, 2019, there were 142,013 shares of common stock purchased under the ESPP at a weighted average price of $16.21.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2019	2018
Weighted-average grant date fair value per share	$6.61	$5.37
Risk-free interest rate	2.43%	2.09%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	40.47%	46.00%

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,659	$10.27
Exercised	(1,148)	7.18
Canceled	(15)	19.55
Outstanding at June 30, 2019	1,496	$12.56	2.85	$16,445
Vested and expected to vest at June 30, 2019	1,481	$12.49	2.82	$16,370
Exercisable at June 30, 2019	1,087	$10.53	1.77	$14,182

No stock options were granted by the Company during the six months ended June 30, 2019.

The intrinsic value of stock options exercised was $10.3 million and $1.8 million in the three months ended June 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised was $20.2 million and $3.9 million in the six months ended June 30, 2019 and 2018, respectively.

Cash received from exercise of stock options was $1.0 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively. Cash received from exercise of stock options was $3.6 million and $1.2 million during the six months ended June 30, 2019 and 2018, respectively.

The tax benefit from stock options exercised was $10.3 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively. The tax benefit from stock options exercised was $19.3 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2019, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2018 performance period. At June 30, 2019, the Company has an accrual of $2.4 million for bonus awards for employees for year-to-date achievement in the 2019 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
The Company recorded an income tax benefit of $3.4 million in the three months ended June 30, 2019 and an income tax provision of $11.2 million for the three months ended June 30, 2018. The Company recorded an income tax benefit of $9.9 million in the six months ended June 30, 2019 and an income tax provision of $9.4 million for the six months ended June 30, 2018.
The income tax provision (benefit) in the three and six months ended June 30, 2019 and 2018, each primarily relates to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.

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

During the six months ended June 30, 2019, the Company's unrecognized tax benefits increased by $0.4 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2019 were approximately $0.7 million and $0.1 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2019, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2015, 2014 and 2011, respectively. The Company is under a routine compliance review by the Inland Revenue Authority of Singapore for its 2016 and 2017 tax years. The Company does not expect these reviews to have a material effect on its consolidated financial position or results of operations.  In addition, the examination by

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the California Franchise Tax Board for the 2014 and 2015 tax years was closed during the quarter ended March 31, 2019 without any adjustments.
The Company's subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the three and six months ended June 30, 2019.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of total net revenue
Customer A	12%	28%	12%	27%

Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	June 30,	December 31,
	2019	2018
Percentage of gross accounts receivable
Customer B	*	10%

____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Vendor A	18%	12%	18%	13%
Vendor B	18%	23%	13%	22%
Vendor C	13%	15%	13%	17%
Vendor D	13%	15%	13%	16%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$68,319	83%	$87,289	86%	$139,867	84%	$172,103	81%
United States	3,775	4%	4,636	5%	8,127	5%	9,831	5%
Rest of world	10,413	13%	9,608	9%	19,148	11%	30,426	14%
Total	$82,507	100%	$101,533	100%	$167,142	100%	$212,360	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of total net revenue
China	60%	65%	64%	63%

The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, China, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa, or EMEA markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2019		2018(1)
	Amount	% of total	Amount	% of total
United States	$416,736	85%	$426,321	85%
Singapore	67,998	14%	71,945	14%
Rest of world	6,300	1%	3,368	1%
Total	$491,034	100%	$501,634	100%
_____________
(1) Amounts do not include leased right-of-use assets in the prior period due to the adoption of ASC 842 under the modified retrospective method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Connected home	$38,593	$56,517	$82,025	$122,175
% of net revenue	47%	56%	49%	58%
Infrastructure	22,571	19,485	44,673	39,975
% of net revenue	27%	19%	27%	19%
Industrial and multi-market	21,343	25,531	40,444	50,210
% of net revenue	26%	25%	24%	24%
Total net revenue	$82,507	$101,533	$167,142	$212,360

Revenues from sales through the Company’s distributors accounted for 49% and 38% of net revenue for the three months ended June 30, 2019 and 2018, respectively.
Revenues from sales through the Company’s distributors accounted for 45% and 39% of net revenue for the six months ended June 30, 2019 and 2018, respectively.
Contract Liabilities
As of June 30, 2019 and December 31, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the three and six months ended June 30, 2019 that was included in the contract liability balance as of December 31, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three and six months ended June 30, 2019.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2019 and December 31, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $11.3 million and $16.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 6. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2019 were $7.1 million and $1.4 million, respectively, and as of December 31, 2018 were $7.6 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 6). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of December 31, 2018 was not material. As of June 30, 2019 and December 31, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 6).
As of June 30, 2019, there were no impairment losses recorded on customer accounts receivable.
12. Leases

The Company primarily leases office facilities under operating lease arrangements expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 3.1 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below presents aggregate future minimum payments due under leases for the next five years and beyond, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2019:

Operating Leases
(in thousands)
2019 (6 months)	$4,403
2020	8,817
2021	8,750
2022	3,905
2023	1,040
Thereafter	—
Total minimum payments	26,915
Less: imputed interest	(2,063)
Less: unrealized translation loss	(4)
Total lease liabilities	24,848
Less: short-term lease liabilities	(8,333)
Long-term lease liabilities	$16,515

Operating lease cost was $0.8 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. Operating lease cost was $1.7 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively.

Short-term lease costs for the three and six months ended June 30, 2019 were not material. There were $0.5 million of right-of-use assets obtained in exchange for new lease liabilities for the three and six months ended June 30, 2019.

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 3). Such subleases expire at various years through fiscal 2023. As of June 30, 2019, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2019 (6 months)	$1,966
2020	4,036
2021	4,057
2022	782
2023	291
Thereafter	—
Total minimum rental income	$11,132

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended June 30, 2019 and 2018 was approximately $1.0 million and $0.6 million, respectively (Note 3). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the six months ended June 30, 2019 and 2018 was approximately $1.6 million and $0.9 million, respectively (Note 3).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2019, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2019 (6 months)	$65,001	$4,049	$69,050
2020	—	4,574	4,574
2021	—	843	843
2022	—	425	425
2023	—	447	447
Thereafter	—	—	—
Total minimum payments	$65,001	$10,338	$75,339

Other obligations consist of contractual payments due for software licenses.
CrestaTech Litigation
As disclosed in the Annual Report, the Company was a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or District Court Litigation, alleging that the Company infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. Following the litigation history described in the Company's prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, the Company cannot predict whether the District Court litigation will be re-instated. In addition, outside the District Court Litigation, the Company and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect the Company's operating results.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. For additional information regarding this lawsuit, see Part I, Item 3, “Legal Proceedings” included in the Company's Annual Report. The parties entered into a settlement agreement and on June 6, 2019 the case was dismissed with prejudice. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech litigation described above, the Company believes that there are no other currently pending litigation matters that, if determined adversely to the Company's interests, would have a material effect on the Company's financial position, results of operations, or cash flows or that would not be covered by the Company's existing liability insurance.

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
In the six months ended June 30, 2019, revenues were $167.1 million. In fiscal 2018 and in the three and six months ended June 30, 2019, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.

Products shipped to Asia accounted for 83% and 86% of net revenue during the three months ended June 30, 2019 and 2018, respectively, including 60% and 65%, respectively, from products shipped to China. Products shipped to Asia accounted for 84% and 81% of net revenue during the six months ended June 30, 2019 and 2018, respectively, including 64% and 63%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the three and six months ended June 30, 2019 and 2018 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. In the three and six months ended June 30, 2019, one of our customers, Arris (which was recently acquired by CommScope Holding Company, Inc., or CommScope) accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop semiconductors for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the industrial and wired and wireless infrastructure markets, a design-in can have a product life cycle of 24 to 60 months and beyond.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission, or SEC, on February 5, 2019, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for us beginning with fiscal year 2019. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update in the three months ended March 31, 2019 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are effective for us beginning with fiscal year 2020, including interim periods, with early adoption permitted as of the fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	100%	100%	100%	100%
Cost of net revenue	47	45	47	44
Gross profit	53	55	53	56
Operating expenses:
Research and development	29	30	31	29
Selling, general and administrative	27	24	27	24
Restructuring charges	1	2	1	1
Total operating expenses	57	56	59	54
Income (loss) from operations	(4)	(1)	(6)	2
Total interest and other income (expense), net	(3)	(3)	(4)	(3)
Loss before income taxes	(7)	(3)	(10)	(2)
Income tax provision (benefit)	(4)	11	(6)	4
Net loss	(3)%	(14)%	(4)%	(6)%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$38,593	$56,517	$(17,924)	(32)%	$82,025	$122,175	$(40,150)	(33)%
% of net revenue	47%	56%			49%	58%
Infrastructure	22,571	19,485	3,086	16%	44,673	39,975	4,698	12%
% of net revenue	27%	19%			27%	19%
Industrial and multi-market	21,343	25,531	(4,188)	(16)%	40,444	50,210	(9,766)	(19)%
% of net revenue	26%	25%			24%	24%
Total net revenue	$82,507	$101,533	$(19,026)	(19%)	$167,142	$212,360	$(45,218)	(21)%
Net revenue decreased $19.0 million to $82.5 million for the three months ended June 30, 2019, as compared to $101.5 million for the three months ended June 30, 2018. The decrease in connected home net revenue of $17.9 million was primarily driven by a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, partially offset by increased satellite and terrestrial tuner product shipments. The increase in infrastructure revenues of $3.1 million was primarily driven by increased high performance analog shipments in this category. The decrease in industrial and multi-market revenue of $4.2 million was related to decreased shipments of high performance analog products in this category.

Net revenue decreased $45.2 million to $167.1 million for the six months ended June 30, 2019, as compared to $212.4 million for the six months ended June 30, 2018. The decrease in connected home net revenue of $40.2 million was primarily driven by a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, partially offset by increased satellite product shipments. The increase in infrastructure revenues of $4.7 million was primarily driven by increased high performance analog and high-speed interconnect shipments in this category. The decrease in industrial and multi-market revenue of $9.8 million was related to decreased shipments of high performance analog products in this category.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$38,427	$45,203	$(6,776)	(15)%	$77,985	$93,362	$(15,377)	(16)%
% of net revenue	47%	45%			47%	44%
Gross profit	44,080	56,330	(12,250)	(22)%	89,157	118,998	(29,841)	(25)%
% of net revenue	53%	55%			53%	56%
Cost of net revenue decreased $6.8 million to $38.4 million for the three months ended June 30, 2019, as compared to $45.2 million for the three months ended June 30, 2018. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was due to lower revenue and product mix.
Cost of net revenue decreased $15.4 million to $78.0 million for the six months ended June 30, 2019, as compared to $93.4 million for the six months ended June 30, 2018. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was due to lower revenue and product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$24,304	$30,211	(5,907)	(20)%	$51,703	$61,332	$(9,629)	(16)%
% of net revenue	29%	30%			31%	29%
Research and development expense decreased $5.9 million to $24.3 million for the three months ended June 30, 2019 from $30.2 million in the three months ended June 30, 2018. The decrease was primarily due to decreases in payroll-related expenses of $2.9 million due to lower headcount, depreciation expense of $0.9 million as a result of certain machinery and equipment reaching the end of their useful lives, prototype expenses of $0.9 million, and occupancy expenses of $0.7 million due to termination of certain leases.
Research and development expense decreased $9.6 million to $51.7 million for the six months ended June 30, 2019 from $61.3 million in the six months ended June 30, 2018. The decrease was primarily due to decreases in payroll-related expenses of $5.0 million due to lower headcount, depreciation expense of $1.5 million as a result of certain machinery and equipment reaching the end of their useful lives, prototype expenses of $1.5 million, and occupancy expenses of $1.0 million due to termination of certain leases.
We expect research and development expenses to remain relatively flat in the near term; however, our expenses will increase in the future as we seek to grow our business in building follow up products and expanding our product portfolio.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$22,327	$24,501	(2,174)	(9)%	$45,918	$51,618	$(5,700)	(11)%
% of net revenue	27%	24%			27%	24%
Selling, general and administrative expense decreased $2.2 million to $22.3 million for the three months ended June 30, 2019, as compared to $24.5 million for the three months ended June 30, 2018. The decrease was primarily due to a decrease in intangible asset amortization of $2.2 million as certain assets reached the end of their useful lives.
Selling, general and administrative expense decreased $5.7 million to $45.9 million for the six months ended June 30, 2019, as compared to $51.6 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in intangible asset amortization of $4.4 million as certain assets reached the end of their useful lives, as well as decreases in payroll-related expense of $0.9 million due to lower headcount and professional fees of $0.2 million.
We expect selling, general and administrative expenses to remain relatively flat in the near-term; however, our expenses will increase in the future as we grow our sales and marketing organization to expand into existing and new markets.
Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$416	$1,865	(1,449)	(78)%	$2,333	$1,865	$468	25%
% of net revenue	1%	2%			1%	1%
Restructuring charges decreased $1.4 million to $0.4 million for the three months ended June 30, 2019, compared to $1.9 million for the three months ended June 30, 2018. Restructuring charges in the three months ended June 30, 2019 primarily consisted of severance-related charges of $0.4 million. Restructuring charges in the three months ended June 30, 2018 primarily consisted of charges related to exiting certain redundant facilities of $1.6 million.
Restructuring charges increased $0.5 million to $2.3 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018. Restructuring charges for the six months ended June 30, 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $0.9 million in connection with employee separation expenses. Restructuring charges in the six months ended June 30, 2018 primarily consisted of charges related to exiting certain redundant facilities of $1.6 million.
Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,675)	$(2,950)	275	(9)%	$(6,158)	$(7,397)	1,239	(17)%
% of net revenue	(3)%	(3)%			(4)%	(3)%
Interest and other income (expense), net changed by $0.3 million from a net expense of $3.0 million in the three months ended June 30, 2018 to a net expense of $2.7 million for the three months ended June 30, 2019. The change in interest and other income (expense), net was primarily due to a decrease in interest expense of $0.8 million related to interest charges on a lower average balance of debt outstanding under our term loan facility during the period.
Interest and other income (expense), net changed by $1.2 million from a net expense of $7.4 million in the six months ended June 30, 2018 to a net expense of $6.2 million for the six months ended June 30, 2019. The change in interest and other income (expense), net was primarily due to a decrease in interest expense of $1.8 million related to interest charges on a lower average balance of debt outstanding under our term loan facility during the period.

Income Tax Provision (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(3,413)	$11,225	(14,638)	(130)%	$(9,875)	$9,361	(19,236)	(205)%
The income tax benefit for the three months ended June 30, 2019 was $3.4 million compared to an income tax provision of $11.2 million for the three months ended June 30, 2018.
The income tax benefit for the six months ended June 30, 2019 was $9.9 million compared to an income tax provision of $9.4 million for the six months ended June 30, 2018.
The income tax provision (benefit) for the three and six months ended June 30, 2019 and 2018 each primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain foreign reserves for uncertain tax positions under ASC 740-10.
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
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $66.6 million, restricted cash of $0.4 million and net accounts receivable of $56.6 million. Additionally, as of June 30, 2019, our working capital was $105.7 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment, intangible assets, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, amortization and depreciation of acquired intangible assets, leased right-of-use assets and property and equipment, and impairment of intangible assets and long-lived assets. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.
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

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30,	December 31,
	2019	2018
	(in thousands)
Working capital	$105,732	$110,044
Cash and cash equivalents	$66,629	$73,142
Short-term restricted cash	344	645
Long-term restricted cash	65	404
Total cash, cash equivalents and restricted cash	$67,038	$74,191

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$28,489	$47,795
Net cash used in investing activities	(2,679)	(4,804)
Net cash used in financing activities	(33,894)	(42,823)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	931	535
Increase (decrease) in cash, cash equivalents and restricted cash	$(7,153)	$703
Cash Flows from Operating Activities
Net cash provided by operating activities was $28.5 million for the six months ended June 30, 2019. Net cash provided by operating activities consisted of positive cash flow from $51.6 million in non-cash expenses, partially offset by net loss of $7.1 million, deferred income taxes and excess tax benefits from stock-based compensation of $14.9 million, and $1.1 million in changes in operating assets and liabilities. Non-cash items included in net loss for the six months ended June 30, 2019 primarily included depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $33.5 million and stock-based compensation of $16.0 million. During the six months ended June 30, 2019, we also exited certain leased facilities, which resulted in impairments of leased right-of-use assets of $2.2 million and leasehold improvements of $1.4 million, which was partially offset by a gain on extinguishment of related lease liabilities of $2.9 million.
Net cash provided by operating activities was $47.8 million for the six months ended June 30, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from adding back $56.8 million in non-cash operating expenses to net loss of $12.6 million and $8.3 million in changes in operating assets and liabilities, partially offset by $4.7 million in deferred income taxes and excess tax benefits on stock-based awards. Non-cash operating expense items included in net loss for the six months ended June 30, 2018 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $40.1 million, stock-based compensation of $15.8 million, and impairment of leasehold improvements of $0.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.7 million for the six months ended June 30, 2019. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.
Net cash used in investing activities was $4.8 million for the six months ended June 30, 2018. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $33.9 million for the six months ended June 30, 2019. Net cash used in financing activities consisted primarily of cash outflows from aggregate principal prepayments of debt of $30.0 million and $9.8 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $5.9 million in net proceeds from issuance of common stock upon exercise of stock options.

Net cash used in financing activities was $42.8 million for the six months ended June 30, 2018 and consisted primarily of cash outflows from aggregate prepayments of principal of $43.0 million on outstanding debt and $3.8 million in minimum tax withholding paid on behalf of employees related to vesting of restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $4.0 million in net proceeds from issuance of common stock upon exercise of stock options.
We believe that our $66.6 million of cash and cash equivalents at June 30, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $193.0 million of debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2019, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

As of June 30, 2019, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Long-term debt obligations	$232,000	$—	$—	$232,000
Operating lease obligations	26,915	4,403	17,567	4,945
Inventory purchase obligations	65,001	65,001	—	—
Other obligations	10,338	4,049	5,417	872
Total	$334,254	$73,453	$22,984	$237,817

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at June 30, 2019 included $6.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
Other than disclosed above, there have been no other material changes during the six months ended June 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of June 30, 2019, aggregate borrowings under the Initial Term Loan were $232.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the six months ended June 30, 2019, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CrestaTech Litigation
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
Trango Systems, Inc. Litigation

On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and us, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line we acquired from Broadcom in 2016. For additional information regarding this lawsuit, see Part I, Item 3, “Legal Proceedings” included in our Annual Report. The parties entered into a settlement agreement and on June 6, 2019 the case was dismissed with prejudice. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on our financial position, results of operations, or cash flows.

Other Matters

In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. Other than the CrestaTech litigation described above, we believe that there are no other currently pending litigation matters that, if determined adversely to our interests, would have a material effect on our financial position, results of operations, or cash flows or that would not be covered by our existing liability insurance.

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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, MACOM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Renesas Electronics Corporation, Maxim Integrated Products, Inc., Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other. In addition, changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

We depend on a limited number of customers, that have undergone or are undergoing consolidation and who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
For the three and six months ended June 30, 2019, one customer accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue. For the three months ended June 30, 2018, one customer accounted for approximately 28% of our net revenue, and our ten largest customers collectively accounted for approximately 69% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies remain fluid and unpredictable. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers and by tariffs and other trade barriers that may be implemented by governmental authorities.
A significant portion of our revenue is attributable to demand for our products in markets for connected home solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
For the three months ended June 30, 2019 and 2018, revenue directly attributable to connected home applications accounted for approximately 47% and 56% of our net revenue, respectively. For the six months ended June 30, 2019 and 2018, revenue directly attributable to connected home applications accounted for approximately 49% and 58% of our net revenue, respectively.

Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. For example, in the past, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended June 30, 2019 and 2018, our research and development expense was $24.3 million and $30.2 million, respectively. For the six months ended June 30, 2019 and 2018, our research and development expense was $51.7 million and $61.3 million, respectively. We monitor our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.

We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and macro environment and trade issues. Our net revenue increased from approximately $387.8 million in 2016 to $420.3 million in 2017 and decreased to $385.0 million in 2018. In addition, our net revenue decreased from $212.4 million in the six months ended June 30, 2018 to $167.1 million in the six months ended June 30, 2019. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To manage and return to growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

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

If we are unable to manage and return to growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures.
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
We have settled in the past intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
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
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us. In re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we and the successor to CrestaTech are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for approximately 49% and 38% of our net revenue in the three months ended June 30, 2019 and 2018, respectively. Sales through distributors accounted for approximately 45% and 39% of our net revenue in the six months ended June 30, 2019 and 2018, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. For example, we were recently notified of a labor strike at a small test operation we utilize in Indonesia. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	trade-related government actions, by the United States, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to customers;

•	currency fluctuations;

•	fluctuations in IC manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	impairment of long-lived assets, including masks and production equipment; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at June 30, 2019. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 83% and 86% of our net revenue in the three months ended June 30, 2019 and 2018, respectively. Products shipped to Asia accounted for 84% and 81% of our net revenue in the six months ended June 30, 2019 and 2018, respectively. In addition, approximately 51% of our employees are located outside of the United States as of June 30, 2019. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in May 2019, we ceased business operations with entities affiliated with Huawei Technologies Co., Ltd., or Huawei, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations and added Huawei to the Entity List for acting contrary to the national security or foreign policy interests of the United States. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE, we did have increasing sales to Huawei in the past year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
Recently, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 60% and 64%, respectively, of our total revenues in the three and six months ended June 30, 2019 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
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
For example, as indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. In recent years, there has been a substantial focus by regulators in the United States and Europe on the business practices of major Chinese technology companies such as Huawei and ZTE. ZTE is our current customer, but effective May 2019, we ceased business operations with Huawei and its affiliates. While we intend to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures to ensure compliance with applicable export control laws, but there can be no assurance that these policies and procedures will prove effective.
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
Sales of a substantial number of shares of our common stock in the public market or in private transactions, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2019, we had approximately 71.2 million shares of common stock outstanding.
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

We have in the past been and may in the future be party to ligation related to acquisitions. Any adverse determination in litigation resulting from acquisitions could have a material adverse effect on our business and operating results.
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
MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $232.0 million remained outstanding as of June 30, 2019. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $232.0 million remained outstanding at June 30, 2019. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of June 30, 2019, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $216.3 million, including in-process research and development, or IPR&D, intangible assets of $2.9 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
+10.1(**)	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

(**)
Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	July 25, 2019	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)