Form 10-Q/A
period 2019-06-30
MAXLINEAR INC
filed 2019-10-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
MaxLinear, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on July 25, 2019. This Amendment is being filed solely to correct the shell company box on the cover of the Form 10-Q. The shell company box was incorrectly checked on the cover of the Form 10-Q indicating we were a shell company as filed on July 25, 2019. This was done in error. We are not a shell company. This Amendment is being filed to disclose that we are not a shell company.
This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
10.1^+(**)	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
#	Filed herewith
^	Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as filed on July 25, 2019.
(*)	Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as filed on July 25, 2019.
(**)
Portions of this exhibit were omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	October 23, 2019	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

4