Form 10-Q
period 2019-09-30
MAXLINEAR INC
filed 2019-10-25
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 17, 2019, the registrant had 71,565,950 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,115	$73,142
Short-term restricted cash	345	645
Accounts receivable, net	56,339	59,491
Inventory	37,642	41,738
Prepaid expenses and other current assets	4,679	5,595
Total current assets	165,120	180,611
Long-term restricted cash	64	404
Property and equipment, net	15,204	18,404
Leased right-of-use assets	18,719	—
Intangible assets, net	202,217	244,900
Goodwill	238,330	238,330
Deferred tax assets	64,046	51,518
Other long-term assets	3,065	4,664
Total assets	$706,765	$738,831
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,533	$15,588
Accrued price protection liability	13,621	16,454
Accrued expenses and other current liabilities	27,105	23,520
Accrued compensation	8,860	15,005
Total current liabilities	63,119	70,567
Long-term lease liabilities	14,995	4,097
Long-term debt	206,622	255,757
Other long-term liabilities	8,678	8,474
Total liabilities	293,414	338,895

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 71,549 shares issued and outstanding at September 30, 2019 and 69,551 shares issued and outstanding December 31, 2018	7	7
Additional paid-in capital	520,204	493,287
Accumulated other comprehensive income (loss)	(1,168)	272
Accumulated deficit	(105,692)	(93,630)
Total stockholders’ equity	413,351	399,936
Total liabilities and stockholders’ equity	$706,765	$738,831

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$80,020	$85,010	$247,162	$297,370
Cost of net revenue	38,116	41,134	116,101	134,496
Gross profit	41,904	43,876	131,061	162,874
Operating expenses:
Research and development	23,174	29,047	74,877	90,379
Selling, general and administrative	21,920	24,963	67,838	76,581
Impairment losses	—	2,198	—	2,198
Restructuring charges	144	236	2,477	2,101
Total operating expenses	45,238	56,444	145,192	171,259
Loss from operations	(3,334)	(12,568)	(14,131)	(8,385)
Interest income	214	17	553	54
Interest expense	(2,718)	(3,473)	(8,546)	(11,061)
Other income, net	1,098	39	429	193
Total interest and other income (expense), net	(1,406)	(3,417)	(7,564)	(10,814)
Loss before income taxes	(4,740)	(15,985)	(21,695)	(19,199)
Income tax provision (benefit)	(26)	(2,050)	(9,901)	7,311
Net loss	$(4,714)	$(13,935)	$(11,794)	$(26,510)
Net loss per share:
Basic	$(0.07)	$(0.20)	$(0.17)	$(0.39)
Diluted	$(0.07)	$(0.20)	$(0.17)	$(0.39)
Shares used to compute net loss per share:
Basic	71,366	68,742	70,755	68,256
Diluted	71,366	68,742	70,755	68,256

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	(4,714)	(13,935)	(11,794)	(26,510)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $26 and $41 for the three and nine months ended September 30, 2019, respectively and net of tax benefit of $46 and $203 for the three and nine months ended September 30, 2018, respectively	(600)	(437)	(167)	(1,217)
Unrealized gain (loss) on interest rate swap, net of tax benefit of $44 and $338 for the three and nine months ended September 30, 2019 and tax benefit of $2 and tax expense of $361 for the three and nine months ended September 30, 2018, respectively	(162)	(8)	(1,273)	1,357
Other comprehensive income (loss)	(762)	(445)	(1,440)	140
Total comprehensive loss	$(5,476)	$(14,380)	$(13,234)	$(26,370)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2019
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	69,551	$7	$493,287	$272	$(93,630)	$399,936
Common stock issued pursuant to equity awards, net	981	—	5,615	—	—	5,615
Stock-based compensation	—	—	7,747	—	—	7,747
Cumulative effect of adoption of new accounting principle	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(4,851)	(4,851)
Balance at March 31, 2019	70,532	7	506,649	297	(98,749)	408,204
Common stock issued pursuant to equity awards, net	544	—	(4,405)	—	—	(4,405)
Employee stock purchase plan	142	—	2,302	—	—	2,302
Stock-based compensation	—	—	8,207	—	—	8,207
Other comprehensive loss	—	—	—	(703)	—	(703)
Net loss	—	—	—	—	(2,229)	(2,229)
Balance at June 30, 2019	71,218	7	512,753	(406)	(100,978)	411,376
Common stock issued pursuant to equity awards, net	331	—	(908)	—	—	(908)
Stock-based compensation	—	—	8,359	—	—	8,359
Other comprehensive loss	—	—	—	(762)	—	(762)
Net loss	—	—	—	—	(4,714)	(4,714)
Balance at September 30, 2019	71,549	$7	$520,204	$(1,168)	$(105,692)	$413,351
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2018
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	67,400	$7	$455,497	$1,039	$(69,119)	$387,424
Common stock issued pursuant to equity awards, net	691	—	5,586	—	—	5,586
Stock-based compensation	—	—	8,473	—	—	8,473
Cumulative effect of adoption of new accounting principles	—	—	—	—	1,529	1,529
Other comprehensive income	—	—	—	1,589	—	1,589
Net income	—	—	—	—	1,847	1,847
Balance at March 31, 2018	68,091	7	469,556	2,628	(65,743)	406,448
Common stock issued pursuant to equity awards, net	365	—	(863)	—	—	(863)
Employee stock purchase plan	152	—	2,451	—	—	2,451
Stock-based compensation	—	—	7,309	—	—	7,309
Cumulative effect of adoption of new accounting principles	—	—	—	—	2	2
Other comprehensive loss	—	—	—	(1,004)	—	(1,004)
Net loss	—	—	—	—	(14,422)	(14,422)
Balance at June 30, 2018	68,608	7	478,453	1,624	(80,163)	399,921
Common stock issued pursuant to equity awards, net	305	—	(1,087)	—	—	(1,087)
Stock-based compensation	—	—	7,940	—	—	7,940
Other comprehensive loss	—	—	—	(445)	—	(445)
Net loss	—	—	—	—	(13,935)	(13,935)
Balance at September 30, 2018	68,913	$7	$485,149	$1,179	$(93,941)	$392,394
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(11,794)	$(26,510)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	49,928	59,902
Impairment losses	—	2,198
Amortization of debt issuance costs and accretion of discount on debt and leases	1,173	861
Stock-based compensation	24,313	23,722
Deferred income taxes	(12,455)	(3,317)
Loss on disposal of property and equipment	46	—
Impairment of leasehold improvements	1,442	700
Impairment of long-lived assets	2,182	—
Gain on extinguishment of lease liabilities	(2,880)	—
(Gain) loss on foreign currency	330	(541)
Excess tax benefits on stock-based awards	(3,872)	(1,208)
Changes in operating assets and liabilities:
Accounts receivable	3,160	7,462
Inventory	3,971	11,677
Prepaid expenses and other assets	916	3,928
Leased right-of-use assets	2,935	—
Accounts payable, accrued expenses and other current liabilities	(1,431)	513
Accrued compensation	1,414	6,574
Deferred revenue and deferred profit	—	(138)
Accrued price protection liability	(2,869)	(7,153)
Lease liabilities	(6,487)	—
Other long-term liabilities	219	(154)
Net cash provided by operating activities	50,241	78,516

Investing Activities
Purchases of property and equipment	(3,898)	(6,413)
Purchase of intangibles	(86)	—
Net cash used in investing activities	(3,984)	(6,413)

Financing Activities
Repayment of debt	(50,000)	(78,000)
Net proceeds from issuance of common stock	6,221	4,107
Minimum tax withholding paid on behalf of employees for restricted stock units	(11,166)	(5,017)
Net cash used in financing activities	(54,945)	(78,910)
Effect of exchange rate changes on cash and cash equivalents	1,021	638
Decrease in cash, cash equivalents and restricted cash	(7,667)	(6,169)
Cash, cash equivalents and restricted cash at beginning of period	74,191	74,412
Cash, cash equivalents and restricted cash at end of period	$66,524	$68,243

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,901	$10,716
Cash paid for income taxes	$3,060	$4,493

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$7,549	$6,997
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 5, 2019, or the Annual Report. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
There have been no other material changes to the Company's significant accounting policies during the nine months ended September 30, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the carrying value of lease-related restructuring liability for certain restructured leases existing at that date, was offset against the related right-of-use asset. Lease expense is recognized on a straight-line basis over the lease term.
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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee’s reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has disclosed the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, to align the FASB's Accounting Standards Codification with requirements of certain already effective SEC final rules, which included requiring interim presentation of changes in stockholders’ equity and eliminating certain other disclosures. The amendments in ASU No. 2019-07 were effective for the Company immediately in the third quarter 2019. The Company previously adopted the related SEC final rules in its Annual Report and Form 10-Q for the three months ended March 31, 2019. The adoption of the amendments in these updates did not have a material impact on the Company's consolidated financial position, results of operations, and disclosures.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(4,714)	$(13,935)	$(11,794)	$(26,510)
Denominator:
Weighted average common shares outstanding—basic	71,366	68,742	70,755	68,256
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	71,366	68,742	70,755	68,256
Net loss per share:
Basic	$(0.07)	$(0.20)	$(0.17)	$(0.39)
Diluted	$(0.07)	$(0.20)	$(0.17)	$(0.39)

For the three and nine months ended September 30, 2019 and 2018, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 2.4 million and 2.6 million for the 2019 periods, respectively, and 3.8 million and 3.7 million for the 2018 periods, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Restructuring Activity

From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans include vacating certain leased facilities, terminating employees, and cancellation of contracts.

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Employee separation expenses	$125	$440	$999	$711
Lease related charges	—	(315)	1,301	1,279
Other	19	111	177	111
	$144	$236	$2,477	$2,101

Lease related charges were related to exiting certain facilities. Lease-related charges for the nine months ended September 30, 2019 includes the impairment of long-lived assets (right-of-use assets) of $2.2 million and leasehold improvements of $1.4 million. These lease-related charges were partially offset by a gain on the extinguishment of lease liabilities of $2.9 million for the nine months ended September 30, 2019, following the release from such liability by the landlord. The Company does not expect to incur additional material costs related to current restructuring plans.

Lease related charges for the three months ended September 30, 2018 related to adjustments to the net present value of the remaining lease obligation on the cease-use date from exiting certain facilities. Lease related charges for the nine months ended September 30, 2018 included impairment of leasehold improvements of $0.7 million.

The following table presents a roll-forward of the Company's restructuring liability for the nine months ended September 30, 2019. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2018	$409	$1,490	$47	$1,946
Restructuring charges	999	1,301	177	2,477
Transfer to right-of-use asset	—	(299)	—	(299)
Cash payments	(1,401)	(1,655)	(155)	(3,211)
Non-cash charges and adjustments	—	35	(45)	(10)
Liability as of September 30, 2019	7	872	24	903
Less: current portion as of September 30, 2019	(7)	(272)	(24)	(303)
Long-term portion as of September 30, 2019	$—	$600	$—	$600

Remaining lease related charges as of September 30, 2019 primarily consist of common area maintenance obligations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

During the three and nine months ended September 30, 2019, there were no changes in the carrying amount of goodwill.

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

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and nine months ended September 30, 2019 and 2018, no indications of impairment of the Company's goodwill balances were identified and, as a result, no goodwill impairment was recognized.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases:

		September 30, 2019			December 31, 2018
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,156	$(1,480)	$676	$2,070	$(1,130)	$940
Developed technology	6.9	240,461	(100,010)	140,451	238,961	(74,630)	164,331
Trademarks and trade names	6.1	13,800	(5,946)	7,854	13,800	(4,252)	9,548
Customer relationships	4.6	121,100	(70,797)	50,303	121,100	(55,647)	65,453
Non-compete covenants	3.0	1,100	(1,067)	33	1,100	(872)	228
	6.1	$378,617	$(179,300)	$199,317	$377,031	$(136,531)	$240,500

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of net revenue	$8,487	$8,979	$25,410	$26,935
Research and development	1	33	47	117
Selling, general and administrative	5,723	7,994	17,312	23,982
	$14,211	$17,006	$42,769	$51,034

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$240,500	$310,645
Additions	86	—
Transfers to developed technology from IPR&D	1,500	—
Amortization	(42,769)	(51,034)
Impairment losses	—	(2,198)
Ending balance	$199,317	$257,413

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and nine months ended September 30, 2019, no impairment losses related to finite-lived intangible assets were recognized. Impairment losses related to finite-lived intangible assets for the three and nine months ended September 30, 2018 were $2.2 million and related to developed technology acquired from Exar Corporation, or Exar.

The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2019:

Amount
(in thousands)
2019 (3 months)	$14,216
2020	56,196
2021	55,414
2022	37,879
2023	25,661
Thereafter	9,951
Total	$199,317

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$4,400	$4,400
Transfers to developed technology from IPR&D	(1,500)	—
Ending balance	$2,900	$4,400

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and nine months ended September 30, 2019 and 2018, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$12	$1,623

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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of September 30, 2019 and December 31, 2018, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Interest rate swap, September 30, 2019	$12	$—	$12	$—
Interest rate swap, December 31, 2018	$1,623	$—	$1,623	$—

The following table summarizes activity for the interest rate swap:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Interest rate swap asset
Beginning balance	$1,623	$734
Unrealized gain (loss) recognized in other comprehensive income (loss)	(1,611)	1,718
Ending balance	$12	$2,452

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2019 and 2018.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 7).
6. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$66,115	$73,142
Short-term restricted cash	345	645
Long-term restricted cash	64	404
Total cash, cash equivalents and restricted cash	$66,524	$74,191

As of September 30, 2019 and December 31, 2018, cash and cash equivalents included $20.2 million and $0 of money market funds, respectively. As of September 30, 2019 and December 31, 2018, the Company has restricted cash of $0.4 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Work-in-process	$17,518	$17,618
Finished goods	20,124	24,120
	$37,642	$41,738

Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2019	December 31, 2018
		(in thousands)
Furniture and fixtures	5	$2,199	$2,020
Machinery and equipment	3-5	35,600	34,225
Masks and production equipment	2-5	12,700	12,645
Software	3	5,701	5,675
Leasehold improvements	1-5	16,133	17,493
Construction in progress	N/A	883	133
		73,216	72,191
Less accumulated depreciation and amortization		(58,012)	(53,787)
		$15,204	$18,404

Depreciation expense for the three months ended September 30, 2019 and 2018 was $1.7 million and $2.8 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $5.6 million and $8.9 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$16,454	$21,571
Charged as a reduction of revenue	19,884	25,848
Reversal of unclaimed rebates	(719)	(2,412)
Payments	(21,998)	(30,589)
Ending balance	$13,621	$14,418

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	748	1,270
Accrued engineering and production costs	1,625	646
Accrued restructuring	303	1,946
Accrued royalty	1,025	980
Short-term lease liabilities	7,853	1,214
Accrued customer credits	518	1,204
Income tax liability	6	1,642
Customer contract liabilities	71	71
Accrued obligations to customers for price adjustments	6,437	7,558
Accrued obligations to customers for stock rotation rights	1,750	1,494
Other	2,269	995
	$27,105	$23,520

The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2018	$(907)	$1,179	$272
Current period other comprehensive income (loss)	(167)	(1,273)	(1,440)
Balance at September 30, 2019	$(1,074)	$(94)	$(1,168)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)

Principal	$212,000	$262,000
Less:
Unamortized debt discount	(1,403)	(1,630)
Unamortized debt issuance costs	(3,975)	(4,613)
Net carrying amount of long-term debt	206,622	255,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$206,622	$255,757

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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $213.0 million from origination through September 30, 2019.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of September 30, 2019, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2019 and December 31, 2018, the weighted average effective interest rate on the long-term debt was approximately 4.9% and 4.6%, respectively.
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
During both the three months ended September 30, 2019 and 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense. During the nine months ended September 30, 2019 and 2018, the Company recognized total amortization of debt discount and debt issuance costs of $0.9 million to interest expense.
The approximate fair value of the term loan as of September 30, 2019 and December 31, 2018 was $214.7 million and $268.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2019 and December 31, 2018, the remaining principal balance on the term loan was $212.0 million and $262.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of September 30, 2019 and December 31, 2018, the fair value of the interest rate swap asset was $0.01 million and $1.6 million (Note 5), respectively, and is included in other long-term assets in the consolidated balance sheets. The decrease in fair value related to the interest rate swap asset included in other comprehensive income (loss) for the three and nine months ended September 30, 2019 was $0.2 million and $1.6 million, respectively. The change in fair value related to the interest rate swap asset included in other comprehensive income for the three and nine months ended September 30, 2018 was a decrease of $0.01 million and an increase of $1.7 million, respectively. The interest rate swap expires in October 2020 and the total $0.01 million of unrealized gain recorded in accumulated other comprehensive income at September 30, 2019 is not expected to be recorded against interest expense over the next twelve months.

8. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At September 30, 2019, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2018. There have been no material changes to the terms of the Company's equity incentive plans during the nine months ended September 30, 2019. All current stock awards are issued under the 2010 Plan and ESPP.
As of September 30, 2019, the number of shares of common stock available for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan was 14,003,701 shares and 6,874 shares, respectively. As of September 30, 2019, the number of shares of common stock available for future issuance under the ESPP was 2,858,240 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of net revenue	$151	$131	$428	$357
Research and development	4,155	4,726	12,590	13,554
Selling, general and administrative	4,053	3,070	11,295	9,798
	$8,359	$7,927	$24,313	$23,709

The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of September 30, 2019 was $54.6 million, and the weighted average period over which these equity awards are expected to vest is 2.71 years. The total unrecognized compensation cost related to performance stock units as of September 30, 2019 was $3.7 million, and the weighted average period over which these equity awards are expected to vest is 1.82 years. The total unrecognized compensation cost related to unvested stock options as of September 30, 2019 was $2.4 million, and the weighted average period over which these equity awards are expected to vest is 2.47 years.
Restricted Stock Units
The Company calculates the fair value of restricted stock units based on the fair market value of the Company's common stock on the grant date. Stock based compensation is recognized over the vesting period using the straight-line method.
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	3,263	$20.23
Granted	1,473	23.47
Vested	(1,286)	20.00
Canceled	(299)	21.32
Outstanding at September 30, 2019	3,151	21.73

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
As of September 30, 2019, the Company believes that it is probable that the Company will achieve performance metrics specified in the award agreement based on its expected revenue and non-GAAP diluted EPS results over the performance

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

period and calculated growth rates relative to its peers’ expected results based on data available, as defined in the award agreement.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	—	$—
Granted(1)	445	22.21
Outstanding at September 30, 2019	445	22.21
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
Employee Stock Purchase Rights
During the nine months ended September 30, 2019, there were 142,013 shares of common stock purchased under the ESPP at a weighted average price of $16.21.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,659	$10.27
Exercised	(1,239)	7.21
Canceled	(20)	18.56
Outstanding at September 30, 2019	1,400	$12.87	2.70	$13,554
Vested and expected to vest at September 30, 2019	1,389	$12.82	2.68	$13,512
Exercisable at September 30, 2019	1,120	$11.53	2.00	$12,371

No stock options were granted by the Company during the nine months ended September 30, 2019.

The intrinsic value of stock options exercised was $1.4 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised was $21.5 million and $4.0 million in the nine months ended September 30, 2019 and 2018, respectively.

Cash received from exercise of stock options was $0.3 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. Cash received from exercise of stock options was $4.0 million and $1.3 million during the nine months ended September 30, 2019 and 2018, respectively.

The tax benefit from stock options exercised was $0.2 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively. The tax benefit from stock options exercised was $19.5 million and $3.7 million during the nine months ended September 30, 2019 and 2018, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company's common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company's bonus programs, in February 2019, the Company issued 0.3 million freely-tradable shares of the Company's common stock in settlement of bonus awards to employees, including executives, for the 2018 performance period. At September 30, 2019, the Company has an accrual of $2.4 million for bonus awards for employees for year-to-date achievement in the 2019 performance period. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded an income tax benefit of $0.03 million in the three months ended September 30, 2019 and an income tax benefit of $2.1 million for the three months ended September 30, 2018. The Company recorded an income tax benefit of $9.9 million in the nine months ended September 30, 2019 and an income tax provision of $7.3 million for the nine months ended September 30, 2018.
The income tax provision (benefit) in the three and nine months ended September 30, 2019 and 2018, each primarily relates to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

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

During the nine months ended September 30, 2019, the Company's unrecognized tax benefits increased by $0.1 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2019 were approximately $0.8 million and $0.1 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2019, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2016, 2014 and 2011, respectively.
The Company's subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company's integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the three and nine months ended September 30, 2019.

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

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company sells its products both directly to customers and through third-party distributors, both of which are referred to as the Company’s customers (Note 11). The Company makes periodic evaluations of the credit worthiness of its customers.

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of total net revenue
Customer A (distributor)	18%	*	*	*
Customer B (direct)	15%	*	13%	21%

____________________________

*	Represents less than 10% of total net revenue for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balances that are 10% or greater of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	September 30,	December 31,
	2019	2018
Percentage of gross accounts receivable
Customer A	16%	*
Customer C	*	10%

____________________________

*	Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Vendor A	16%	11%	18%	12%
Vendor B	23%	12%	16%	19%
Vendor C	15%	24%	14%	19%
Vendor D	10%	13%	12%	15%

Geographic Information

The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$67,794	85%	$68,750	81%	$207,661	84%	$240,853	81%
United States	2,724	3%	4,474	5%	10,851	4%	14,305	5%
Rest of world	9,502	12%	11,786	14%	28,650	12%	42,212	14%
Total	$80,020	100%	$85,010	100%	$247,162	100%	$297,370	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of total net revenue
China	52%	61%	60%	62%

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2019		2018(1)
	Amount	% of total	Amount	% of total
United States	$403,133	85%	$426,321	85%
Singapore	65,765	14%	71,945	14%
Rest of world	5,572	1%	3,368	1%
Total	$474,470	100%	$501,634	100%
_____________
(1) Amounts do not include leased right-of-use assets in the prior period due to the adoption of ASC 842 under the modified retrospective method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019.

11. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Connected home	$40,443	$42,026	$122,468	$164,201
% of net revenue	51%	49%	50%	55%
Infrastructure	20,184	19,733	64,857	59,708
% of net revenue	25%	23%	26%	20%
Industrial and multi-market	19,393	23,251	59,837	73,461
% of net revenue	24%	27%	24%	25%
Total net revenue	$80,020	$85,010	$247,162	$297,370

Revenues from sales through the Company’s distributors accounted for 60% and 46% of net revenue for the three months ended September 30, 2019 and 2018, respectively.
Revenues from sales through the Company’s distributors accounted for 50% and 41% of net revenue for the nine months ended September 30, 2019 and 2018, respectively.
Contract Liabilities
As of September 30, 2019 and December 31, 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million. Revenue recognized in the three and nine months ended September 30, 2019 that was included in the contract liability balance as of December 31, 2018 was immaterial.
There were no material changes in the contract liabilities balance during the three and nine months ended September 30, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2019 and December 31, 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $13.6 million and $16.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 6. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2019 were $6.4 million and $1.8 million, respectively, and as of December 31, 2018 were $7.6 million and $1.5 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 6). The increase in revenue from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of December 31, 2018 was not material. As of September 30, 2019 and December 31, 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets (Note 6).
As of September 30, 2019, there were no impairment losses recorded on customer accounts receivable.
12. Leases

The Company primarily leases office facilities under operating lease arrangements expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 2.9 years.
The table below presents aggregate future minimum payments due under leases for the next five years and beyond, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2019:

Operating Leases
(in thousands)
2019 (3 months)	$2,200
2020	8,775
2021	8,714
2022	3,882
2023	1,032
Thereafter	—
Total minimum payments	24,603
Less: imputed interest	(1,751)
Less: unrealized translation loss	(4)
Total lease liabilities	22,848
Less: short-term lease liabilities	(7,853)
Long-term lease liabilities	$14,995

Operating lease cost was $0.8 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. Operating lease cost was $2.6 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Short-term lease costs for the three and nine months ended September 30, 2019 were not material. There were $0 million and $0.5 million of right-of-use assets obtained in exchange for new lease liabilities for the three and nine months ended September 30, 2019, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has subleased certain facilities that it ceased using in connection with prior years' restructuring plans (Note 3). Such subleases expire at various years through fiscal 2023. As of September 30, 2019, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2019 (3 months)	$657
2020	4,036
2021	4,057
2022	782
2023	291
Thereafter	—
Total minimum rental income	$9,823

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended September 30, 2019 and 2018 was approximately $1.1 million and $0.6 million, respectively (Note 3). Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the nine months ended September 30, 2019 and 2018 was approximately $2.4 million and $1.7 million, respectively (Note 3).
13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2019, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2019 (3 months)	$7,422	$1,896	$9,318
2020	5,284	4,574	9,858
2021	—	843	843
2022	—	425	425
2023	—	447	447
Thereafter	—	—	—
Total minimum payments	$12,706	$8,185	$20,891

Other obligations consist of contractual payments due for software licenses.
CrestaTech Litigation
As disclosed in the Annual Report, the Company was a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or District Court Litigation, alleging that the Company infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company's television tuners. Following the litigation history described in the Company's prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased through the Sale Agreement,” which includes the District Court Litigation against the Company in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, the Company cannot predict whether the District Court litigation will be re-instated. In addition, outside the District Court Litigation, the Company is continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. The successor to CrestaTech recently withdrew from the one remaining appeal. The Company is waiting to see whether the U.S.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Patent and Trademark Office intervenes in that appeal. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect the Company's operating results.
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

14. Subsequent Event

In October 2019, the Company terminated an assumed facility lease and related sublease, which was due to expire in January 2022, upon release from the landlord. It had previously ceased use of the related facility. Management estimates the impact of such termination and release on the Company's consolidated financial statements as of and for the year ending December 31, 2019 are reductions in the Company's leased right-of-use assets of approximately $7.0 million, short-term lease liabilities of $3.1 million, and long term lease liabilities of $4.2 million in the consolidated balance sheet, and the related net impact to expense in the consolidated statement of operations of $0.3 million, which consists of a gain on extinguishment of lease liabilities of $7.3 million, partially offset by impairment of leased right-of-use assets of approximately $7.0 million. Management also estimates reductions in aggregate future minimum lease payments of approximately $7.7 million and aggregate future minimum rental income of approximately $7.7 million.

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
In the nine months ended September 30, 2019, revenues were $247.2 million. In fiscal 2018 and in the three and nine months ended September 30, 2019, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 85% and 81% of net revenue during the three months ended September 30, 2019 and 2018, respectively, including 52% and 61%, respectively, from products shipped to China. Products shipped to Asia accounted for 84% and 81% of net revenue during the nine months ended September 30, 2019 and 2018, respectively, including 60% and 62%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the three and nine months ended September 30, 2019 and 2018 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2019, one of our distributor customers accounted for 18% of our net revenue and one of our direct customers accounted for 15% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 47% of our net revenue. In the nine months ended September 30, 2019, one of our direct customers accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue, of which distributor customers accounted for 37% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission, or SEC, on February 5, 2019, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. We have disclosed the impact of adoption of Topic 842 on our consolidated financial position and results of operations as stated above.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, to align the FASB's Accounting Standards Codification with requirements of certain already effective SEC final rules, which included requiring interim presentation of changes in stockholders’ equity and eliminating certain other disclosures. The amendments in ASU No. 2019-07 were effective for us immediately in the third quarter 2019. We previously adopted the related SEC final rules in our Annual Report and Form 10-Q for the three months ended March 31, 2019. The adoption of the amendments in these updates did not have a material impact on our consolidated financial position, results of operations, and disclosures.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	100%	100%	100%	100%
Cost of net revenue	48	48	47	45
Gross profit	52	52	53	55
Operating expenses:
Research and development	29	34	30	30
Selling, general and administrative	27	29	27	26
Impairment losses	—	3	—	1
Restructuring charges	—	—	1	1
Total operating expenses	57	66	59	58
Loss from operations	(4)	(15)	(6)	(3)
Total interest and other income (expense), net	(2)	(4)	(3)	(4)
Loss before income taxes	(6)	(19)	(9)	(6)
Income tax provision (benefit)	—	(2)	(4)	2
Net loss	(6)%	(16)%	(5)%	(9)%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$40,443	$42,026	$(1,583)	(4)%	$122,468	$164,201	$(41,733)	(25)%
% of net revenue	51%	49%			50%	55%
Infrastructure	20,184	19,733	451	2%	64,857	59,708	5,149	9%
% of net revenue	25%	23%			26%	20%
Industrial and multi-market	19,393	23,251	(3,858)	(17)%	59,837	73,461	(13,624)	(19)%
% of net revenue	24%	27%			24%	25%
Total net revenue	$80,020	$85,010	$(4,990)	(6%)	$247,162	$297,370	$(50,208)	(17)%
Net revenue decreased $5.0 million to $80.0 million for the three months ended September 30, 2019, as compared to $85.0 million for the three months ended September 30, 2018. The decrease in connected home net revenue of $1.6 million was primarily driven by a slowdown in the satellite market, partially offset by increased connectivity product shipments. The increase in infrastructure revenues of $0.5 million was primarily driven by increased wireless backhaul and high performance analog shipments in this category. The decrease in industrial and multi-market revenue of $3.9 million was related to decreased shipments of high performance analog products in this category.
Net revenue decreased $50.2 million to $247.2 million for the nine months ended September 30, 2019, as compared to $297.4 million for the nine months ended September 30, 2018. The decrease in connected home net revenue of $41.7 million was primarily driven by a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and, to a lesser extent, a reduction in satellite product shipments. The increase in infrastructure revenues of $5.1 million was primarily driven by increased high performance analog and high-speed interconnect shipments in this category. The decrease in industrial and multi-market revenue of $13.6 million was related to decreased shipments of high performance analog products in this category.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.

Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$38,116	$41,134	$(3,018)	(7)%	$116,101	$134,496	$(18,395)	(14)%
% of net revenue	48%	48%			47%	45%
Gross profit	41,904	43,876	(1,972)	(4)%	131,061	162,874	(31,813)	(20)%
% of net revenue	52%	52%			53%	55%
Cost of net revenue decreased $3.0 million to $38.1 million for the three months ended September 30, 2019, as compared to $41.1 million for the three months ended September 30, 2018. The decrease was primarily driven by lower sales. Despite lower revenue, the gross profit percentage was approximately flat for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to product mix.
Cost of net revenue decreased $18.4 million to $116.1 million for the nine months ended September 30, 2019, as compared to $134.5 million for the nine months ended September 30, 2018. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was due to lower revenue and product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$23,174	$29,047	$(5,873)	(20)%	$74,877	$90,379	$(15,502)	(17)%
% of net revenue	29%	34%			30%	30%
Research and development expense decreased $5.9 million to $23.2 million for the three months ended September 30, 2019 from $29.0 million in the three months ended September 30, 2018. The decrease was primarily due to decreases in payroll-related expenses of $4.1 million due to lower headcount, depreciation expense of $0.7 million as a result of certain machinery and equipment reaching the end of their useful lives, and occupancy expenses of $0.4 million from terminated leases, with the remainder due to smaller decreases in other categories of research and development expenses.
Research and development expense decreased $15.5 million to $74.9 million for the nine months ended September 30, 2019 from $90.4 million in the nine months ended September 30, 2018. The decrease was primarily due to decreases in payroll-related expenses of $9.1 million due to lower headcount, depreciation expense of $2.2 million as a result of certain machinery and equipment reaching the end of their useful lives, prototype expenses of $1.7 million due to timing of projects, occupancy expenses of $1.5 million from terminated leases, and outside services of $0.4 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$21,920	$24,963	$(3,043)	(12)%	$67,838	$76,581	$(8,743)	(11)%
% of net revenue	27%	29%			27%	26%
Selling, general and administrative expense decreased $3.0 million to $21.9 million for the three months ended September 30, 2019, as compared to $25.0 million for the three months ended September 30, 2018. The decrease was primarily due to decreases in intangible asset amortization of $2.3 million as certain assets reached the end of their useful lives, and outside services of $0.3 million.

Selling, general and administrative expense decreased $8.7 million to $67.8 million for the nine months ended September 30, 2019, as compared to $76.6 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in intangible asset amortization of $6.7 million as certain assets reached the end of their useful lives, as well as decreases in payroll-related expense of $0.9 million due to lower headcount, outside services of $0.5 million, and professional fees of $0.4 million.
We expect selling, general and administrative expenses to remain relatively flat in the near-term; however, our expenses will increase in the future as we grow our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$2,198	$(2,198)	100%	$—	$2,198	$(2,198)	(100)%
% of net revenue	—%	3%			—%	1%
Impairment losses decreased $2.2 million to $0 million for the three and nine months ended September 30, 2019, compared to $2.2 million for the three and nine months ended September 30, 2018. Impairment losses in the 2018 periods related to acquired developed technology of Exar.
Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$144	$236	$(92)	(39)%	$2,477	$2,101	$376	18%
% of net revenue	—%	—%			1%	1%
Restructuring charges decreased $0.1 million to $0.1 million for the three months ended September 30, 2019, compared to $0.2 million for the three months ended September 30, 2018. Restructuring charges in the three months ended September 30, 2019 primarily consisted of severance-related charges of $0.1 million. Restructuring charges in the three months ended September 30, 2018 primarily consisted of severance-related and other charges totaling $0.6 million, partially offset by $0.3 million adjustments to the net present value of the remaining lease obligation on the cease-use date from exiting certain facilities.
Restructuring charges increased $0.4 million to $2.5 million for the nine months ended September 30, 2019, compared to $2.1 million for the nine months ended September 30, 2018. Restructuring charges for the nine months ended September 30, 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $1.0 million in connection with employee separation expenses. Restructuring charges in the nine months ended September 30, 2018 primarily consisted of charges related to exiting certain redundant facilities of $1.3 million and severance-related charges of $0.7 million in connection with employee separation expenses.
Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(1,406)	$(3,417)	$2,011	(59)%	$(7,564)	$(10,814)	$3,250	(30)%
% of net revenue	(2)%	(4)%			(3)%	(4)%
Interest and other income (expense), net changed by $2.0 million from a net expense of $3.4 million in the three months ended September 30, 2018 to a net expense of $1.4 million for the three months ended September 30, 2019. The change in interest and other income (expense), net was primarily due to the impact of a decrease in interest expense pertaining to a lower average balance of debt outstanding under our term loan facility during the period.

Interest and other income (expense), net changed by $3.3 million from a net expense of $10.8 million in the nine months ended September 30, 2018 to a net expense of $7.6 million for the nine months ended September 30, 2019. The change in interest and other income (expense), net was primarily due to the impact of a decrease in interest expense of $2.5 million related to interest charges on a lower average balance of debt outstanding under our term loan facility during the period plus an increase in other income of $0.5 million from money market funds.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(26)	$(2,050)	$2,024	(99)%	$(9,901)	$7,311	$(17,212)	(235)%
The income tax benefit for the three months ended September 30, 2019 was $0.03 million compared to an income tax benefit of $2.1 million for the three months ended September 30, 2018.
The income tax benefit for the nine months ended September 30, 2019 was $9.9 million compared to an income tax provision of $7.3 million for the nine months ended September 30, 2018.
The income tax provision (benefit) for the three and nine months ended September 30, 2019 and 2018 each primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
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
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $66.1 million, restricted cash of $0.4 million and net accounts receivable of $56.3 million. Additionally, as of September 30, 2019, our working capital was $102.0 million.
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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30,	December 31,
	2019	2018
	(in thousands)
Working capital	$102,001	$110,044
Cash and cash equivalents	$66,115	$73,142
Short-term restricted cash	345	645
Long-term restricted cash	64	404
Total cash, cash equivalents and restricted cash	$66,524	$74,191

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$50,241	$78,516
Net cash used in investing activities	(3,984)	(6,413)
Net cash used in financing activities	(54,945)	(78,910)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,021	638
Decrease in cash, cash equivalents and restricted cash	$(7,667)	$(6,169)
Cash Flows from Operating Activities
Net cash provided by operating activities was $50.2 million for the nine months ended September 30, 2019. Net cash provided by operating activities consisted of positive cash flow from $76.5 million in non-cash items and $1.8 million in changes in operating assets and liabilities, partially offset by net loss of $11.8 million and deferred income taxes and excess tax benefits from stock-based compensation of $16.3 million. Non-cash items included in net loss for the nine months ended September 30, 2019 primarily included depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $49.9 million and stock-based compensation of $24.3 million. During the nine months ended September 30, 2019, we also exited certain leased facilities, which resulted in impairments of leased right-of-use assets of $2.2 million and leasehold improvements of $1.4 million, which was partially offset by a gain on extinguishment of related lease liabilities of $2.9 million.
Net cash provided by operating activities was $78.5 million for the nine months ended September 30, 2018. Net cash provided by operating activities for this period primarily consisted of positive cash flow from $86.8 million in non-cash operating expenses and $22.7 million in changes in operating assets and liabilities, partially offset by net loss of $26.5 million and $4.5 million in deferred income taxes and excess tax benefits on stock-based awards. Non-cash operating expense items included in net loss for the nine months ended September 30, 2018 primarily consisted of depreciation and amortization of property, equipment and acquired intangible assets of $59.9 million, stock-based compensation of $23.7 million, and impairment of intangible assets of $2.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2019. Net cash used in investing activities for this period consisted primarily of purchases of property and equipment.
Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2018. Net cash used in investing activities for this period consisted entirely of purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities was $54.9 million for the nine months ended September 30, 2019. Net cash used in financing activities consisted primarily of cash outflows from aggregate principal prepayments of debt of $50.0 million and $11.2 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $6.2 million in net proceeds from issuance of common stock upon exercise of stock options.
Net cash used in financing activities was $78.9 million for the nine months ended September 30, 2018 and consisted primarily of cash outflows from aggregate prepayments of principal of $78.0 million on outstanding debt and $5.0 million in minimum tax withholding paid on behalf of employees for restricted stock units and issuance of stock for bonus awards, partially offset by cash inflows from $4.1 million in net proceeds from issuance of common stock upon exercise of stock options.
We believe that our $66.1 million of cash and cash equivalents at September 30, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $213.0 million of debt through September 30, 2019. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term expiring in May 2024 and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2019, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

As of September 30, 2019, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Long-term debt obligations	$212,000	$—	$—	$212,000
Operating lease obligations	24,603	2,200	17,489	4,914
Inventory purchase obligations	12,706	7,422	5,284	—
Other obligations	8,185	1,896	5,417	872
Total	$257,494	$11,518	$28,190	$217,786

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at September 30, 2019 included $6.7 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
Other than disclosed above, there have been no other material changes during the nine months ended September 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of September 30, 2019, aggregate borrowings under the Initial Term Loan were $212.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the nine months ended September 30, 2019, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

CrestaTech Litigation
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. The successor to CrestaTech recently withdrew from the one remaining appeal. We are waiting to see whether the U.S. Patent and Trademark Office intervenes in that appeal. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
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
For the three months ended September 30, 2019, one of our distributor customers accounted for 18% of our net revenue and one of our direct customers accounted for 15% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 47% of our net revenue. For the nine months ended September 30, 2019, one of our direct customers accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue, of which distributor customers accounted for 37% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For the three months ended September 30, 2019 and 2018, revenue directly attributable to connected home applications accounted for approximately 51% and 49% of our net revenue, respectively. For the nine months ended September 30, 2019 and

2018, revenue directly attributable to connected home applications accounted for approximately 50% and 55% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition. For example, in the past, we experienced sharper than previously anticipated declines in our legacy video SoC revenues as a result of the acquisition of Time Warner Cable by Charter Communications.
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
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Commscope Holdings Company, Inc., Hitron Technologies, Inc., Compal Broadband Networks, Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Spectrum, Sky (in which Comcast has a controlling stake), AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended September 30, 2019 and 2018, our research and development expense was $23.2 million and $29.0 million, respectively. For the nine months ended September 30, 2019 and 2018, our research and development expense was $74.9 million and $90.4 million, respectively. We monitor our research and development expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.

We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and macro environment and trade issues. Our net revenue increased from approximately $387.8 million in 2016 to $420.3 million in 2017 and decreased to $385.0 million in 2018. In addition, our net revenue decreased from $297.4 million in the nine months ended September 30, 2018 to $247.2 million in the nine months ended September 30, 2019. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To manage and return to growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•	successfully develop new products and penetrate new applications and markets;

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
As disclosed in our Annual Report, we were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below has suggested that the dismissal may have been in error, it has taken no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. At this time, we cannot predict whether the District Court Litigation will be re-instated. In addition, outside the District Court Litigation, we are continuing to dispute certain matters relating to the ‘585 Patent through the inter parties review (IPR) and appeal process. The successor to CrestaTech recently withdrew from the one remaining appeal. We are waiting to see whether the U.S. Patent and Trademark Office intervenes in that appeal. Any re-instatement of the District Court Litigation, material expenses associated with the IPR and appeal process, or other costs arising from the dispute between the parties could adversely affect our operating results.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales through distributors accounted for approximately 60% and 46% of our net revenue in the three months ended September 30, 2019 and 2018, respectively. Sales through distributors accounted for approximately 50% and 41% of our net revenue in the nine months ended September 30, 2019 and 2018, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Additionally, our manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our foundry, assembly or test capacity. For example, we were notified of a labor strike at and anticipated closure of a small test operation we utilize in Indonesia. As a result, the test capacity is reduced at such facility until the expected closure and we are currently transferring the test capability to other vendors. We believe such reduction and transfer will cause minimal impact in the fourth quarter of 2019. Any disruption resulting from similar events on a larger scale could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or test from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at September 30, 2019. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.

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
We sell our products throughout the world. Products shipped to Asia accounted for 85% and 81% of our net revenue in the three months ended September 30, 2019 and 2018, respectively. Products shipped to Asia accounted for 84% and 81% of our net revenue in the nine months ended September 30, 2019 and 2018, respectively. In addition, approximately 52% of our employees are located outside of the United States as of September 30, 2019. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. government. For example, in May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations to add such entities to the Entity List for acting contrary to the national security or foreign policy interests of the United States. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE and certain other entities, we did have increasing sales to Huawei in the past year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
Recently, the United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 52% and 60%, respectively, of our total revenues in the three and nine months ended September 30, 2019 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Ordinary Device Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
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
For example, as indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. In recent years, there has been a substantial focus by regulators in the United States and Europe on the business practices of major Chinese technology companies such as Huawei and ZTE. ZTE is our current customer, but in May 2019 and subsequent months, we ceased prohibited business operations with Huawei and its affiliates and certain other restricted entities. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures to ensure compliance with applicable export control laws, but there can be no assurance that these policies and procedures will prove effective.
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
Sales of a substantial number of shares of our common stock in the public market or in private transactions, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2019, we had approximately 71.5 million shares of common stock outstanding.
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

We completed acquisitions in prior years. We have completed the integration process for such acquisitions. We have incurred material restructuring costs in prior periods, some of which included the termination of employees from acquired businesses. To the extent we acquire additional businesses in the future, we cannot ensure that integration objectives will not adversely affect our operating results. In connection with the integration process, we could experience the loss of key customers, decreases in revenues relative to current expectations and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisitions and have a material adverse effect on our business, operating results, and financial condition.
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
MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of September 30, 2019. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $212.0 million remained outstanding at September 30, 2019. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of September 30, 2019, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $202.2 million, including in-process research and development, or IPR&D, intangible assets of $2.9 million, and we could recognize impairment charges in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MAXLINEAR, INC.

(Registrant)

Date:	October 24, 2019	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)