Form 10-K
period 2019-12-31
MAXLINEAR INC
filed 2020-02-05
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission file number: 001-34666
MaxLinear, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			14-1896129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5966 La Place Court, Suite 100,	Carlsbad,	California	92008
(Address of principal executive offices)			(Zip Code)
(760) 692-0711
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the exchange on which registered
Common Stock	MXL	New York Stock Exchange
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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.5 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 29, 2020, the registrant has 71,947,085 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2020 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.

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

We combine our high-performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software, high-performance analog, and embedded systems to provide highly integrated semiconductor devices and platform-level solutions that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our solutions have high levels of functional integration and performance, small silicon die size, and low power consumption. We are uniquely positioned to offer customers a combination of proprietary CMOS-based radio system architectures that provide the benefits of superior RF system performance, along with high-performance analog interface and power management solutions that enable shorter design cycles, significant design flexibility and low system cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multi-market applications.
Industry Background
Over the last two decades, the availability of ubiquitous internet connectivity has resulted in an exponential growth in data content consumption, delivery, and distribution. The rapid rise of social media, the increasing popularity of broadcast video delivery services such as Netflix, Amazon Prime, and Hulu, new high definition multimedia content, and expanding 4G/5G wireless data access have led to an explosion in data traffic and created an insatiable demand for data bandwidth. Increasingly, industrial, enterprise, and home devices, such as, high-efficiency environmentally friendly or "green" lighting, smart appliances in the connected home, commercial air-conditioning, video surveillance equipment, manufacturing machinery, and point-of-sale asset tracking systems are being connected over the internet, collectively referred to as the Internet of Things, or IoT. Society's drive towards increased energy efficiency and productivity gains is inextricably linked to an expanding interconnected world of devices and people. The sheer amount of information generated and made available for further processing in an IoT world necessitates the continuous upgrade of network bandwidth capacity and associated equipment. Cloud based computing services for storage, big data analytics, and internet data traffic management require massive high-speed data processing and data sharing between servers, switches, and routers within large hyperscale and enterprise data centers. As a result, the growth in demand for fatter and faster data pipes (higher data capacity and lower data latency networks) inside the home, into the home, and throughout the cloud and wired and wireless communications network infrastructure is unprecedented. The elimination of data capacity and speed bottlenecks inside networks is heavily reliant on wide spectrum or broadband, high frequency circuits, and digital signal processing algorithms that can improve spectrum utilization efficiency, and can be integrated into cost effective, low power, mixed-signal system-on-chip semiconductor solutions. We believe that several of these trends are key drivers across multiple of our target markets. These trends include the following:

•
Connected Home: Competing cable, satellite, and other broadband video and data service providers differentiate their services by offering consumers bundled video, voice, and broadband data access. Many of today’s service provider home gateway set-top boxes enable consumers to simultaneously access and manage multimedia content from multiple locations and screens in the home. These home gateway or set-top box devices are required to simultaneously receive, demodulate, and decode multiple signals spread across several channels of frequency bandwidth over a wide frequency range. In traditional set-top box architectures, each simultaneously accessed spectrum of signal is processed by a dedicated RF receiver and transmitter. In the emerging cable and satellite home gateway or media servers, content is delivered from the gateway/server to “thin” or remote IP clients that do not have traditional TV tuners. Each of these gateways and clients necessarily includes a broadband RF transceiver SoC based on MoCA, G.hn, or WiFi home data connectivity standards. As a result, the number of RF transceivers required in each gateway or client is greatly increased. For example, in order to deliver the increasing data bandwidth requirements of the home, cable MSOs have begun initial deployments of DOCSIS 3.1 equipment and services, which enable channel bonding or the concurrent reception of multiple channels of frequency bands, resulting in a higher aggregate “sum of the channels” bandwidth available to cable subscribers. With the increasing popularity of accessing multimedia content over-the-top, or OTT, via broadband-enabled streaming services, consumers are augmenting OTT multimedia content services with free over-the-air (OTA) terrestrial TV broadcast programming (also referred to as “Cord Cutting”). Therefore, cord-cutting OTT streaming media platforms also require one or more terrestrial TV RF receiver and demodulator SoC solutions.

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

•
Power Consumption. Power consumption is an important consideration in consumer, broadband operator, and wired and wireless infrastructure applications. For example, in battery-operated devices such as notebooks, and voice-enabled cable modems with backup battery requirements to support E911 services, long battery life is a differentiating device attribute. In wireless infrastructure applications, the cost of provisioning power to base-

station antenna towers and the operating cost attributable to energy consumption is extremely high. In wired optical infrastructure, such as data centers, the cost and technical challenges of cooling larger scale, densely configured data centers are quite significant. In many multiple transceiver system designs, a majority of the system’s overall power consumption can be ascribed to RF transceiver and related components. Providers of RF transceivers and RF transceiver digital signal processing SoCs are confronted with the design challenge of lowering power consumption while improving the device performance.

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
Products
Our products are integrated into a wide range of electronic devices, including cable, terrestrial, and satellite video set-top boxes and gateways, cable DOCSIS data and voice gateways, hybrid analog and digital televisions, direct broadcast satellite outdoor units, optical modules for data center, metro, and long-haul transport network applications, RF transceivers and modem solutions for wireless carrier infrastructure applications, wireline connectivity devices for in-home networking applications and last-mile broadband access, and power management and interface products for enterprise networking, infrastructure, industrial, and multi-market applications.
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
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2019, 2018 and 2017, ten customers accounted for approximately 63%, 61% and 58% of our net revenue, respectively. In the years ended December 31, 2019, 2018 and 2017, one of our direct customers, CommScope Holding Company, Inc., or Commscope, represented 14%, 18% and 25%, respectively, of our net revenue.
Products shipped to Asia accounted for 84%, 81% and 89% of our net revenue in the years ended December 31, 2019, 2018 and 2017, respectively. Products shipped to China accounted for 60%, 63% and 71% of our net revenue in the years ended December 31, 2019, 2018 and 2017, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2019, 2018 and 2017 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 14 to our consolidated financial statements, included in Part IV, Item 15 of this Report for a discussion of total revenue by geographical region for the years ended December 31, 2019, 2018 and 2017.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 52%, 42% and 34% of our net revenue in the years ended December 31, 2019, 2018 and 2017, respectively.
Our sales cycles typically require a significant amount of time and a substantial expenditure of resources before we can realize revenue from the sale of products, if any. Our typical sales cycle consists of a multi-month sales and development process involving our customers’ system designers and management. The typical time from early engagement by our sales force to actual product introduction ranges from nine to twelve months for the consumer market, to as much as 18 to 24 months for the cable and satellite markets, and 36 months or longer for industrial, wired and wireless infrastructure markets. If successful, this process culminates in a customer’s decision to use our products in its system, which we refer to as a design-win. Volume production may begin within three to twelve months after a design-win, depending on the complexity of our customer’s product and other factors upon which we may have little or no influence. Once our products have been incorporated into a customer’s design, they are likely to be used for the life cycle of the customer’s product. Thus, a design-win may result in an extended period of revenue generation. Conversely, a design-loss to our competitors may adversely impact our financial results for an extended period of time.
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
Manufacturing
We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality while maintaining a socially responsible supply chain.
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 14 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include Global Foundries Inc. in Singapore, Semiconductor Manufacturing International Corporation or SMIC in China, Taiwan Semiconductor Manufacturing Corporation or TSMC in Taiwan, and United Microelectronics Corporation or UMC in Taiwan and Singapore. We generally do not depend on a single source for the supply of our materials.
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

Quality Assurance. We have implemented significant quality assurance procedures to assure high levels of product quality for our customers. Our operations are certified under ISO 9001:2015 standards. We closely monitor the work-in-progress information and production records maintained by our suppliers, and communicate with our third-party contractors to assure high levels of product quality and an efficient manufacturing time cycle. Upon successful completion of the quality assurance procedures, all of our products are stored and shipped to our customers or distributors directly from our third-party contractors in accordance with our shipping instructions.
Corporate Social Responsibility. We are also committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or 3TG) from the Democratic Republic of Congo and certain adjoining countries. Our efforts include maintaining a supplier policy which bars the use of forced or child labor and slavery and a conflict minerals policy governing the use and distribution of 3TG minerals, as well as conducting due diligence before allowing a potential supplier to become a preferred supplier. We request the return of reporting forms related to conflict minerals from our suppliers under the Responsible Minerals Initiative, or RMI, Conflict Minerals Survey. Further, we seek to remove any suppliers that continue to fail to meet our supplier and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also conduct recurring internal trainings for all employees and certain select contractors on export compliance, anti-corruption and anti-slavery, and insider trading.
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2019, we had approximately 472 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Shenzhen in China; Hsinchu in Taiwan; Bangalore in India; Burnaby in Canada; Paterna in Spain; and Singapore.
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
We have 1,205 issued patents and 209 patent applications pending in the United States. We also have 60 issued foreign patents and 12 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States.

We are the owner of approximately 19 trademarks that have been registered and/or allowed for registration in the United States. We own foreign counterparts (including approximately 49 foreign registrations) of certain of these registered trademarks in Australia, Canada, Chile, China, the EU, Hong Kong, India, Israel, Japan, Korea, Singapore and Taiwan. We also claim common law rights in certain other trademarks that are not registered.
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
The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — Risks Related to Our Business — We have settled in the past intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights” and in “Item 3 — Legal Proceedings.”
Employees
As of December 31, 2019, we had approximately 697 employees, including 472 in research and development, 95 in sales and marketing, 35 in operations and semiconductor technology and 95 in administration. None of our employees is represented by a labor organization or under any collective bargaining arrangement, and we have never had a work stoppage. We consider our employee relations to be good.
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
For fiscal 2019, one of our direct customers accounted for 14% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue, of which distributor customers accounted for 38% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
A significant portion of our revenue is attributable to demand for our products in markets for connected home solutions, and development delays and consolidation trends among cable, satellite, and broadband operators could adversely affect our future revenues and operating results.
For fiscal 2019, revenue directly attributable to connected home applications accounted for approximately 48% of our net revenue. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
Broadband data modems and gateways and pay-TV and satellite set-top boxes and video gateways continue to represent our largest North American and European revenue generator. The North American and European pay-TV market is dominated by only a few OEMs, including Technicolor, Commscope Holding Company, Inc., Hitron Technologies, Inc., Compal Broadband Networks, Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large pay-TV television companies such as Comcast Corporation, Liberty Global plc, Spectrum, Sky, AT&T and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
If we fail to penetrate these or other new markets upon which we target our resources, our revenue and revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For fiscal years 2019, 2018 and 2017, our research and development expense was $98.3 million, $120.0 million, and $112.3 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and macro environment and trade issues. Our net revenue decreased from approximately $420.3 million in 2017, to $385.0 million in 2018 and decreased to $317.2 million in 2019. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To return to growth and manage any future growth successfully, we believe we must effectively, among other things:

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

If we are unable to return to and manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures.
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

We were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the '585 Patent and 7,265,792, or the '792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below had suggested that the dismissal may have been in error, it took no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against us in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. In November 2019, we entered into a settlement agreement with CF Crespe resolving all outstanding matters with CF Crespe and CrestaTech (its predecessor-in-interest). On December 5, 2019, the Federal Circuit dismissed our appeal from the inter partes review of CF Crespe’s patent number 7,075,585 -- the only remaining active matter as of the parties’ settlement. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on our financial position, results of operations, or cash flows.
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
We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
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
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

•	failure by us, our customers, or their end customers to qualify a selected supplier;

•	capacity shortages during periods of high demand or from events beyond our control;

•	reduced control over delivery schedules and quality;

•	shortages of materials;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us; and

•	potential increases in prices.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as outbreaks of novel coronavirus or H1N1 flu, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the recent outbreak of novel coronavirus originating in Wuhan, China, certain of our product shipments from China have been delayed. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 52%, 42% and 34% of our net revenue in the years ended December 31, 2019, 2018 and 2017, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales through these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors could then reduce future orders until inventory levels realign with end customer demand, which could adversely affect our product revenue.

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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
We may be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. Any compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	trade-related government actions, by the United States, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to customers;

•	currency fluctuations;

•	fluctuations in IC manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	impairment of long-lived assets, including masks and production equipment;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	uncertainties arising from the impact of novel coronavirus on the market.
These factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. We typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will ever recover these costs. A substantial amount of time may pass between a design win and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending or our operations quickly enough to compensate for a revenue shortfall could magnify its adverse impact on our results of operations.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at December 31, 2019. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.

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
Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 84% of our net revenue in the year ended December 31, 2019. In addition, approximately 53% of our employees are located outside of the United States as of December 31, 2019. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade, particularly involving the sale of our products into China. Approximately 60% of our total revenues in the year ended December 31, 2019 consisted of sales of our integrated circuits to both Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) in China. Many of these manufacturers sell products incorporating our semiconductors into other international markets, including the United States.
Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and ODMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioning their production and supply chain to locations outside of China. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could have a material adverse effect on our business and operating results.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. We may also use a portion of these assets to acquire complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents and resources for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2019, we had 71.9 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2018 performance periods, and we intend to continue this practice in the foreseeable future. We issued approximately 0.3 million shares of our common stock for the 2018 performance period in February 2019. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
We have completed acquisitions in prior years and may, from time to time, make acquisitions, enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. However, any such transactions could result in:

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
MaxLinear financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of December 31, 2019. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25% until the swap expires in October 2020. The term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. Prior to the Exar acquisition, we had not previously carried long-term debt on our balance sheet and have financed our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. Our indebtedness will continue to adversely affect our operating expenses through interest payment obligations and will continue to adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, although the term loan provisions do not include financial covenants, they do include operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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

•
we are subject to a fixed rate of interest through October 2020 as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our term loan will increase. Our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. If interest rates were to decrease substantially, we would pay higher interest expense than market and, as a result, could seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees and the fair value of our interest rate swap may also decrease substantially; and

•
we are also still subject to variable interest rate risk on the principal balance in excess of the notional amount of the interest rate swap because our interest rate under the term loan varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates, including LIBOR, may increase in future periods. If we are unable to make anticipated prepayments of our indebtedness causing the unhedged portion of our indebtedness to substantially increase at the same time that interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness.

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
In connection with the term loan facility, we incurred $425.0 million in aggregate principal amount of senior indebtedness, of which approximately $212.0 million remained outstanding at December 31, 2019. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. For example, in the years ended December 31, 2018 and 2017, we recognized impairment losses of $2.2 million and $2.0 million, respectively, related to acquired intangible assets. As of December 31, 2019, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $188.0 million, and we could recognize impairment charges in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Burnaby, Canada; Bangalore, India; Singapore; Taipei and Hsinchu, Taiwan; Shenzhen and Shanghai, China; Seoul, South Korea; Tokyo, Japan; and in Paterna, Spain.

ITEM 3.	LEGAL PROCEEDINGS
CrestaTech Litigation
We were a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against us in the United States District Court of Delaware, or District Court Litigation, alleging that we infringed U.S. Patent Nos. 7,075,585, or the ‘585 Patent and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of our television tuners. Following the litigation history described in our prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below had suggested that the dismissal may have been in error, it took no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court

Litigation against us in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. In November 2019, we entered into a settlement agreement with CF Crespe resolving all outstanding matters with CF Crespe and CrestaTech (its predecessor-in-interest). On December 5, 2019, the Federal Circuit dismissed our appeal from the inter partes review of CF Crespe’s patent number 7,075,585 -- the only remaining active matter as of the parties’ settlement. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on our financial position, results of operations, or cash flows.
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
Other Matters

In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending litigation matters that, if determined adversely by us, would have a material effect on our business or that would not be covered by our existing liability insurance.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II — FINANCIAL INFORMATION

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol MXL.
According to our transfer agent, as of January 29, 2020, there were 60 record holders of our common stock. We believe we have approximately 22,000 beneficial holders of our common stock.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2014 and ends on December 31, 2019, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2014, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and selected consolidated balance sheet data as of December 31, 2019 and 2018 from our consolidated financial statements and related notes included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. As described in Note 1 to our consolidated financial statements included herein, as a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, amounts for years prior to 2018 have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company’s sale to the distributors’ end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales. Also, due to the adoption of ASC 842 on January 1, 2019 with a cumulative effect adjustment to accumulated deficit, amounts for periods prior to 2019 in the consolidated balance sheets have not been adjusted to reflect certain lease-related assets and liabilities. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net revenue	$317,180	$384,997	$420,318	$387,832	$300,360
Cost of net revenue	149,495	176,223	212,355	157,842	144,937
Gross profit	167,685	208,774	207,963	229,990	155,423
Operating expenses:
Research and development	98,344	120,046	112,279	97,745	85,405
Selling, general and administrative	88,762	101,789	105,831	64,454	77,981
Impairment losses	—	2,198	2,000	1,300	21,600
Restructuring charges	2,636	3,838	9,524	3,432	14,086
Total operating expenses	189,742	227,871	229,634	166,931	199,072
Income (loss) from operations	(22,057)	(19,097)	(21,671)	63,059	(43,649)
Interest income	775	78	274	572	275
Interest expense	(11,133)	(14,255)	(10,378)	(104)	(100)
Other income (expense), net	(69)	422	(2,223)	163	568
Total interest and other income (expense), net	(10,427)	(13,755)	(12,327)	631	743
Income (loss) before income taxes	(32,484)	(32,852)	(33,998)	63,690	(42,906)
Income tax provision (benefit)	(12,586)	(6,653)	(24,811)	2,398	(575)
Net income (loss)	$(19,898)	$(26,199)	$(9,187)	$61,292	$(42,331)
Net income (loss) per share:
Basic	$(0.28)	$(0.38)	$(0.14)	$0.96	$(0.79)
Diluted	$(0.28)	$(0.38)	$(0.14)	$0.91	$(0.79)
Shares used to compute net income (loss) per share:
Basic	71,005	68,490	66,252	63,781	53,378
Diluted	71,005	68,490	66,252	67,653	53,378

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short- and long-term investments, available-for-sale	$93,117	$74,191	$74,412	$136,805	$130,498
Working capital	115,208	110,044	124,918	158,304	134,170
Total assets	705,791	743,593	824,862	422,652	334,505
Total stockholders’ equity	414,920	399,936	387,424	352,424	262,924

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

We combine our high-performance RF and mixed-signal semiconductor design skills with our expertise in digital communications systems, software, high-performance analog, and embedded systems to provide highly integrated semiconductor devices and platform-level solutions that are manufactured using a range of semiconductor manufacturing processes, including low-cost complementary metal oxide semiconductor, or CMOS, process technology, Silicon Germanium, Gallium Arsenide, BiCMOS and Indium Phosphide process technologies. Our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog and digital signal processing functionality in the same integrated circuit. As a result, our solutions have high levels of functional integration and performance, small silicon die size, and low power consumption. Moreover, we are uniquely positioned to offer customers a combination of proprietary CMOS-based radio system architectures that provide the benefits of superior RF system performance, along with high-performance analog interface and power management solutions that enable shorter design cycles, significant design flexibility, and low system cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multi-market applications.
In fiscal 2019, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 84%, 81% and 89% of net revenue during the years ended December 31, 2019, 2018 and 2017, respectively, including 60%, 63% and 71%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2019, 2018 and 2017 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2019, one of our direct customers, CommScope, accounted for 14% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue, of which distributor customers comprised 38% of our net revenue. In the year ended December 31, 2018, Commscope accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue, of which distributor customers comprised 29% of our net revenue. In the year ended December 31, 2017, Commscope accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue, of which distributor customers comprised 9% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, inventory valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
We believe that the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
On January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method and accordingly, modified our policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for MaxLinear was to accelerate the timing of our revenue and related cost recognition on products sold via some of our distributors, which changed from recognition upon the sale to our distributors' end customers, or the sell-through method, to recognition upon our sale to the distributor, or the sell-in method. We are also required to estimate the effects of pricing credits to our distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon our sale to the distributor. As a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts were not adjusted to reflect the change in revenue recognition for such distributor sales.
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
Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to our end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. We also record a right of return asset consist of amounts representing the products we expect to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when we believe unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 15 to our consolidated financial statements.
We assess customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
Inventory Valuation
We assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Inventory is stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We reduce our inventory to its lower of cost or net realizable value on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its net realizable value based upon assumptions about future demand, market conditions and costs. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.
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

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. In 2018, we made an accounting policy election to treat Global Intangible Low Taxed Income in accordance with the Tax Act as a period cost.
Stock-Based Compensation
We measure the cost of employee services received in exchange for equity incentive awards, including restricted stock units and restricted stock awards, employee stock purchase rights and stock options, based on the grant date fair value of the award. We calculate the fair value of restricted stock units and performance-based restricted stock units based on the fair market value of our common stock on the grant date. Stock-based compensation expense is then determined based on the number of restricted stock units that are expected to vest; for performance-based restricted stock units, this is the number of units that are expected to vest during the performance period if it is probable that we will achieve the performance metrics specified in the underlying award agreement. We use the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. We calculate the weighted-average expected life of options using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. This decision was based on the lack of historical data due to our limited number of stock option exercises under the 2010 Equity Incentive Plan. We will continue to assess the appropriateness of the use of the simplified method as we develop a history of option exercises.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-

use asset representing its right to use the underlying asset. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. We have made this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. We have also made this election. Further, in January 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarified that post-adoption interim transition disclosures normally required in the year of adoption for the effect of a change in accounting principle on an entity’s financial statements are not required for the adoption of ASC 842. The amendments in these updates are effective for us for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. We have completed our assessment of the impact of the adoption of ASC 842. Upon adoption, we recognized approximately $24.8 million of right-of-use assets and a net increase of $25.1 million in lease-related liabilities at January 1, 2019. Also, the impact of the adoption of ASC 842 on our accumulated deficit and deferred tax assets at January 1, 2019 was not material. Lastly, the impact of the adoption of ASC 842 on our consolidated results of operations for the year ended December 31, 2019 was not material.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above will be effective for us beginning with fiscal year 2019. The adoption of the amendments in this update in year ended December 31, 2019 did not have a material impact on our consolidated financial position and results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for us beginning with fiscal year 2019. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, to align the FASB's Accounting Standards Codification with requirements of certain already effective SEC final rules, which included requiring interim presentation of changes in stockholders’ equity and eliminating certain other disclosures. The amendments in ASU No. 2019-07 were effective for us immediately in the third quarter 2019. We previously adopted the related SEC final rules in our 2018 Annual Report and Form 10-Q for the three months ended March 31, 2019. The adoption of the amendments in these updates did not have a material impact on our consolidated financial position, results of operations, and disclosures.
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the use of an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, replacing the current incurred loss methodology of recognizing credit losses that delays recognition until it is probable a loss has been incurred. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required. Also, in

April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for us beginning with fiscal year 2020, including interim periods. We have performed an assessment of the impact of adoption of the amendments in these updates on our consolidated financial position and results of operations. Based on that assessment, the adoption of the amendments in this update will not have a material impact on our accounts receivable, net and accumulated deficit as of January 1, 2020 and is also not expected to have a material impact on our results of operations for the year ending December 31, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 5, 2019, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog and mixed-signal integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, which then resell our products.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2019	2018
Net revenue	100%	100%
Cost of net revenue	47	46
Gross profit	53	54
Operating expenses:
Research and development	31	31
Selling, general and administrative	28	26
Impairment losses	—	1
Restructuring charges	1	1
Total operating expenses	60	59
Loss from operations	(7)	(5)
Total interest and other income (expense), net	(3)	(4)
Loss before income taxes	(10)	(9)
Income tax benefit	(4)	(2)
Net loss	(6)%	(7)%
Net Revenue

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Connected home	$152,674	$207,336	(26)%
% of net revenue	48%	54%
Infrastructure	85,369	82,388	4%
% of net revenue	27%	21%
Industrial and multi-market	79,137	95,273	(17)%
% of net revenue	25%	25%
Total net revenue	$317,180	$384,997	(18)%
Net revenue decreased $67.8 million to $317.2 million for the year ended December 31, 2019, as compared to $385.0 million for the year ended December 31, 2018. The decrease in connected home net revenue of $54.7 million was primarily driven by a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to reduced operator spending, the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and, to a lesser extent, reductions in satellite, tuner, and other connectivity product shipments. The increase in infrastructure revenues of $3.0 million was primarily driven by increased high performance analog and high-speed interconnect shipments in this category. The decrease in industrial and multi-market revenue of $16.1 million was related to decreased shipments of high performance analog products in this category.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.

Cost of Net Revenue and Gross Profit

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Cost of net revenue	$149,495	$176,223	(15)%
% of net revenue	47%	46%
Gross profit	167,685	208,774	(20)%
% of net revenue	53%	54%
Cost of net revenue decreased $26.7 million to $149.5 million for the year ended December 31, 2019, as compared to $176.2 million for the year ended December 31, 2018. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due to lower revenue and product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Research and development	$98,344	$120,046	(18)%
% of net revenue	31%	31%
Research and development expense decreased $21.7 million to $98.3 million for the year ended December 31, 2019 from $120.0 million in the year ended December 31, 2018. The decrease was primarily due to decreases in payroll-related expenses of $11.8 million due to lower headcount, prototype expenses of $3.9 million due to timing of projects, depreciation expense of $2.6 million as a result of certain machinery and equipment reaching the end of their useful lives, occupancy expenses of $2.1 million from terminated leases, outside services of $0.6 million, and travel-related expenses of $0.4 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Selling, general and administrative	$88,762	$101,789	(13)%
% of net revenue	28%	26%
Selling, general and administrative expense decreased $13.0 million to $88.8 million for the year ended December 31, 2019, as compared to $101.8 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in intangible asset amortization of $8.9 million as certain assets reached the end of their useful lives, as well as decreases in payroll-related expense of $1.7 million due to lower headcount, professional fees of $1.3 million, outside services of $0.5 million, and travel-related expenses of $0.3 million.
We expect selling, general and administrative expenses to remain relatively flat in the near-term; however, our expenses may increase in the future as we expand our sales and marketing organization to enable market expansion.

Impairment Losses

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Impairment losses	$—	$2,198	(100)%
% of net revenue	—%	1%
Impairment losses decreased $2.2 million to $0 for the year ended December 31, 2019, compared to $2.2 million for the year ended December 31, 2018. Impairment losses in 2018 related to acquired developed technology of Exar.
Restructuring charges

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Restructuring charges	$2,636	$3,838	(31)%
% of net revenue	1%	1%
Restructuring charges decreased $1.2 million to $2.6 million for the year ended December 31, 2019, compared to $3.8 million for the year ended December 31, 2018.
Restructuring charges in 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $1.2 million in connection with employee separation expenses.
Restructuring charges in 2018 primarily consisted of severance-related charges of $2.1 million in connection with employee separation expenses and lease restructuring charges of $1.6 million related to exiting certain redundant facilities.
Interest and Other Income (Expense)

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Interest and other income (expense), net	$(10,427)	$(13,755)	(24)%
% of net revenue	(3)%	(4)%
Interest and other income (expense), net changed by $3.3 million from a net expense of $13.8 million in the year ended December 31, 2018 to a net expense of $10.4 million for the year ended December 31, 2019. The change in interest and other income (expense), net was primarily due to a decrease in interest expense pertaining to a lower average balance of debt outstanding under our term loan facility during the year.
Income Tax Provision (Benefit)

	Year Ended December 31,		% Change
	2019	2018	2019
	(dollars in thousands)
Income tax benefit	$(12,586)	$(6,653)	89%
% of pre-tax loss	39%	20%
The income tax benefit for the year ended December 31, 2019 was $12.6 million or approximately 39% of pre-tax loss compared to an income tax benefit of $6.7 million or approximately 20% of pre-tax loss for the year ended December 31, 2018.
The income tax benefit for the year ended December 31, 2019 primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

The income tax benefit for the year ended December 31, 2018 primarily related to a partial release of our valuation allowance and the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $92.7 million, restricted cash of $0.4 million, and net accounts receivable of $50.4 million. Additionally, as of December 31, 2019, our working capital was $115.2 million.
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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,
	2019	2018
	(in thousands)
Working capital	$115,208	$110,044

Cash and cash equivalents	$92,708	$73,142
Short-term restricted cash	349	645
Long-term restricted cash	60	404
Total cash and cash equivalents, restricted cash and investments	$93,117	$74,191
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018. A discussion of cash flows for the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 5, 2019, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$78,348	$102,689
Net cash used in investing activities	(6,973)	(7,825)
Net cash used in financing activities	(53,383)	(93,784)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	934	(1,301)
Increase (decrease) in cash, cash equivalents and restricted cash	$18,926	$(221)

Cash Flows from Operating Activities
Net cash provided by operating activities was $78.3 million for the year ended December 31, 2019. Net cash provided by operating activities consisted of positive cash flow from operations including $101.1 million in non-cash expenses and $16.9 million in changes in operating assets and liabilities, partially offset by net loss of $19.9 million and deferred income taxes and excess tax benefits from stock-based compensation of $19.8 million. Non-cash items included in net loss for the year ended December 31, 2019 primarily included depreciation and amortization of property, equipment, intangible assets and leased right-of-use assets of $66.4 million and stock-based compensation of $32.1 million. During the year ended December 31, 2019, we also exited certain leased facilities, which resulted in impairment of leased right-of-use assets of $9.2 million and leasehold improvements of $1.4 million, which was partially offset by a gain on extinguishment of related lease liabilities of $10.4 million, all of which are non-cash items that did not affect cash flows.
Net cash provided by operating activities was $102.7 million for the year ended December 31, 2018. Net cash provided by operating activities consisted of positive cash flow from operations including $100.3 million in non-cash operating expenses and $28.6 million in changes in operating assets and liabilities, partially offset by net loss of $26.2 million. Non-cash items included in net loss for the year ended December 31, 2018 primarily included depreciation and amortization of property, equipment and intangible assets of $79.0 million, stock-based compensation of $31.7 million, and impairment of intangible assets of $2.2 million, partially offset by deferred income taxes of $12.1 million and excess tax benefits on stock-based awards of $2.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $7.0 million for the year ended December 31, 2019. Net cash used in investing activities primarily consisted of $6.9 million in purchases of property and equipment.
Net cash used in investing activities was $7.8 million for the year ended December 31, 2018. Net cash used in investing activities consisted entirely of $7.8 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $53.4 million for the year ended December 31, 2019. Net cash used in financing activities consisted primarily of cash outflows from aggregate prepayments of principal of $50.0 million and $12.0 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $8.6 million in net proceeds from issuance of common stock upon exercise of stock options.
Net cash used in financing activities was $93.8 million for the year ended December 31, 2018. Net cash used in financing activities primarily consisted of cash outflows from $93.0 million in aggregate prepayments of principal on outstanding debt and $7.6 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $6.8 million in net proceeds from issuance of common stock upon exercise of stock options.
We believe that our $92.7 million of cash and cash equivalents at December 31, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $213.0 million of debt to date. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of December 31, 2019, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Long-term debt obligations	$212,000	$—	$—	$212,000
Operating lease obligations	15,244	5,406	8,808	1,030
Inventory purchase obligations	15,093	15,093	—	—
Other obligations	7,500	5,735	1,318	447
Total	$249,837	$26,234	$10,126	$213,477

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at December 31, 2019 included $6.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of December 31, 2019, aggregate borrowings under the Initial Term Loan were $212.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020.  Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25% through October 2020. However, interest rate trends are inherently difficult to predict and interest rates may significantly increase or decrease over a short period of time. Should interest rates trend below that of our fixed swap interest rate, we may pay higher interest expense than market and seek to terminate or modify the terms of the swap prior to its maturity which could result in termination or other fees. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates and/or decreased prepayments of principal in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the periods presented, the rate increase would have resulted in an increase of approximately $0.02 million to interest expense.

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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 5, 2020 expressed an unqualified opinion on those financial statements.

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
February 5, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement. Such amendment in the 2020 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2020 Proxy Statement and is incorporated herein by reference.
Code of Conduct
We have adopted a code of ethics and employee conduct that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” “Governance,” “Governance Documents,” and “Code of Conduct.” When required by the rules of the New York Stock Exchange, or NYSE, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2020 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2020 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2019, 2018 and 2017
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for doubtful accounts
2019	$46	$—	$—	$(46)	$—
2018	73	—	—	(27)	46
2017	87	133	27	(174)	73
Warranty reserves
2019	$519	$74	$—	$(40)	$553
2018	941	(414)	—	(8)	519
2017	860	492	122	(533)	941
Valuation allowance for deferred tax assets
2019	$79,196	$(1,239)	$—	$—	$77,957
2018	84,560	(5,761)	397	—	79,196
2017	100,284	(50,881)	35,157	—	84,560

3. Exhibits

Exhibit Number	Exhibit Title
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

4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 on Form 8-A filed on March 30, 2017 (File No. 001-34666)).
*4.2	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

+10.42
Employment Offer Letter, dated June 27, 2018, between the Registrant and Michael Bollesen (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

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
+†10.47
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on July 25, 2019 (File No. 001-34666)).

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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	February 5, 2020		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President and Chief Executive Officer	February 5, 2020
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	February 5, 2020
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 5, 2020
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 5, 2020
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	February 5, 2020
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	February 5, 2020
Carolyn D. Beaver

/s/ ALBERT J. MOYER	Director	February 5, 2020
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 5, 2020
Donald E. Schrock

/s/ THEODORE TEWKSBURY, Ph.D.	Director	February 5, 2020
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 5, 2020 expressed an unqualified opinion.

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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory valuation
As discussed in Note 1 to the financial statements, the Company assesses the recoverability of its inventory based on judgments and assumptions about future demand and market conditions. Future demand is determined based on historical sales and expected future sales. The Company reduces its inventory to its lower of cost or net realizable value on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its net realizable value based upon the assumptions about future demand, market conditions, and costs.
We identified inventory valuation as a critical audit matter. The principal consideration for our determination that inventory valuation is a critical audit matter is that management’s estimates of future demand and market conditions are subject to a high level of estimation uncertainty. Therefore, subjective and complex auditor judgment is necessary to evaluate the reasonableness of management’s judgments and assumptions since historical results may not be indicative of the future due to uncertainties arising from technological advances, complexities in developing new products, industry consolidation and economic factors.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

•	Evaluating management’s assumptions with regard to future demand by considering whether:

◦	Current and past results indicated management’s ability to reliably forecast future demand. We compared prior year forecasts of future demand to actual results in the current year;

◦	Changes contemplated in forecasted future demand compared with the current year actual results are reasonable; and

◦	The information was consistent with evidence obtained in other areas of the audit;

•
Evaluating the propriety of significant adjustments to the inventory valuation calculations, if any, by making inquiries of management and reviewing judgments, assumptions and documentation supporting such adjustments;

•	Testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of its inventories; and

•	Testing the design and operating effectiveness of internal controls over the inventory valuation adjustments, including management’s review of the demand forecast.

Realizability of deferred tax assets
As discussed in Note 1 to the financial statements, management records valuation allowances to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist.
We identified the realizability of deferred tax assets as a critical audit matter. The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s international tax structure and transfer pricing agreements, determination of the taxable income by jurisdiction, and the impacts of the Tax Act on future taxable income, which are complex in nature and require significant auditor judgment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. With the assistance of engagement team members possessing specialized skill in income tax matters, our audit procedures related to the realizability of deferred tax assets included the following, among others:

•	Reviewing management’s application of the rules under the Tax Act with a focus on Global Intangible Low-Taxed Income and the ordering rules and its expected impact on estimated future taxable income;

•	Comparing the scheduled reversals of deferred tax liabilities to the underlying financial and tax accounting records;

•	Comparing the forecast of future taxable income to the following:

◦	Prior year actual results by jurisdiction to evaluate the reasonableness of significant changes contemplated for the following year;

◦	Forecasts of future information used in other areas, such as inventory valuation and impairment assessment of intangible assets, to evaluate completeness and consistency;

•
Reviewing the Company’s transfer pricing assumptions, including royalty rates and cost plus markups, regarding the arms-length nature of transactions carried out by the Company and its non-US subsidiaries; and

•
Testing the design and operating effectiveness of management’s internal controls over the completeness and accuracy of the forecast of future taxable income and the proper application of relevant tax law to support the realizability of deferred tax assets.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.
Newport Beach, California
February 5, 2020

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$92,708	$73,142
Short-term restricted cash	349	645
Accounts receivable, net	50,411	59,491
Inventory	31,510	41,738
Prepaid expenses and other current assets	6,792	10,357
Total current assets	181,770	185,373
Long-term restricted cash	60	404
Property and equipment, net	16,613	18,404
Leased right-of-use assets	10,978	—
Intangible assets, net	187,971	244,900
Goodwill	238,330	238,330
Deferred tax assets	67,284	51,518
Other long-term assets	2,785	4,664
Total assets	$705,791	$743,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,442	$15,588
Accrued price protection liability	12,557	16,454
Accrued expenses and other current liabilities	31,171	28,282
Accrued compensation	9,392	15,005
Total current liabilities	66,562	75,329
Long-term lease liabilities	9,335	4,097
Long-term debt	206,909	255,757
Other long-term liabilities	8,065	8,474
Total liabilities	290,871	343,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 71,931 shares issued and outstanding at December 31, 2019 and 69,551 shares issued and outstanding at December 31, 2018	7	7
Additional paid-in capital	529,596	493,287
Accumulated other comprehensive income (loss)	(887)	272
Accumulated deficit	(113,796)	(93,630)
Total stockholders’ equity	414,920	399,936
Total liabilities and stockholders’ equity	$705,791	$743,593
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$317,180	$384,997	$420,318
Cost of net revenue	149,495	176,223	212,355
Gross profit	167,685	208,774	207,963
Operating expenses:
Research and development	98,344	120,046	112,279
Selling, general and administrative	88,762	101,789	105,831
Impairment losses	—	2,198	2,000
Restructuring charges	2,636	3,838	9,524
Total operating expenses	189,742	227,871	229,634
Loss from operations	(22,057)	(19,097)	(21,671)
Interest income	775	78	274
Interest expense	(11,133)	(14,255)	(10,378)
Other income (expense), net	(69)	422	(2,223)
Total interest and other income (expense), net	(10,427)	(13,755)	(12,327)
Loss before income taxes	(32,484)	(32,852)	(33,998)
Income tax benefit	(12,586)	(6,653)	(24,811)
Net loss	$(19,898)	$(26,199)	$(9,187)
Net loss per share:
Basic	$(0.28)	$(0.38)	$(0.14)
Diluted	$(0.28)	$(0.38)	$(0.14)
Shares used to compute net loss per share:
Basic	71,005	68,490	66,252
Diluted	71,005	68,490	66,252

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(19,898)	$(26,199)	$(9,187)
Other comprehensive income (loss), net of tax
Unrealized loss on investments, net of tax of $0 in 2019, 2018, and 2017	—	—	(55)
Less: Reclassification adjustments of unrealized loss, net of tax of $0 in 2019, 2018, and 2017	—	—	55
Unrealized gain on investments, net of tax	—	—	—
Foreign currency translation adjustments, net of tax expense of $136 in 2019, benefit of $200 in 2018, and benefit of $202 in 2017	160	(1,572)	2,122
Unrealized gain (loss) on interest rate swap, net of tax benefit of $341 in 2019, expense of $187 in 2018, and expense of $257 in 2017	(1,319)	702	477
Other comprehensive income (loss)	(1,159)	(870)	2,599
Total comprehensive loss	$(21,057)	$(27,069)	$(6,588)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	58,363	$6	6,668	$1	$413,909	$(1,560)	$(59,932)	$352,424
Shares repurchased and cancelled	—	—	(13)	—	—	—	(334)	—	—	(334)
Conversion of Class B common stock to Class A common stock	—	—	163	—	(163)	—	—	—	—	—
Conversion of Class A and B common stock to common stock	65,446	7	(58,876)	(6)	(6,570)	(1)	—	—	—	—
Common stock issued pursuant to equity awards, net	1,738	—	363	—	65	—	398	—	—	398
Vested stock-based awards assumed in acquisition	—	—	—	—	—	—	4,613	—	—	4,613
Employee stock purchase plan	216	—	—	—	—	—	4,308	—	—	4,308
Stock-based compensation	—	—	—	—	—	—	32,603	—	—	32,603
Other comprehensive income	—	—	—	—	—	—	—	2,599	—	2,599
Net loss	—	—	—	—	—	—	—	—	(9,187)	(9,187)
Balance at December 31, 2017	67,400	7	—	—	—	—	455,497	1,039	(69,119)	387,424
Common stock issued pursuant to equity awards, net	1,875	—	—	—	—	—	1,761	—	—	1,761
Employee stock purchase plan	276	—	—	—	—	—	4,452	—	—	4,452
Stock-based compensation	—	—	—	—	—	—	31,734	—	—	31,734
Cumulative effect of adoption of new accounting principles	—	—	—	—	—	—	(157)	103	1,688	1,634
Other comprehensive loss	—	—	—	—	—	—	—	(870)	—	(870)
Net loss	—	—	—	—	—	—	—	—	(26,199)	(26,199)
Balance at December 31, 2018	69,551	7	—	—	—	—	493,287	272	(93,630)	399,936
Common stock issued pursuant to equity awards, net	2,132	—	—	—	—	—	140	—	—	140
Employee stock purchase plan	248	—	—	—	—	—	4,109	—	—	4,109
Stock-based compensation	—	—	—	—	—	—	32,060	—	—	32,060
Cumulative effect of adoption of new accounting principles	—	—	—	—	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	—	—	—	—	(1,159)	—	(1,159)
Net loss	—	—	—	—	—	—	—	—	(19,898)	(19,898)
Balance at December 31, 2019	71,931	$7	—	$—	—	$—	$529,596	$(887)	$(113,796)	$414,920

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(19,898)	$(26,199)	$(9,187)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	66,401	79,027	66,738
Impairment losses	—	2,198	2,000
Provision for losses on accounts receivable	—	—	133
Accretion of investment premiums	—	—	(60)
Amortization of inventory step-up	—	—	25,557
Amortization of debt issuance costs and accretion of discount on debt and leases	1,577	1,148	763
Stock-based compensation	32,060	31,721	32,668
Deferred income taxes	(15,693)	(12,144)	(31,767)
Loss on disposal of property and equipment	46	430	168
Loss on sale of available-for-sale securities	—	—	38
Impairment of leasehold improvements	1,442	735	—
Impairment of leased right-of-use assets	9,240	—	—
Gain on extinguishment of lease liabilities	(10,437)	—	—
(Gain) loss on foreign currency	760	(809)	2,153
Excess tax benefits on stock-based awards	(4,064)	(2,028)	(8,559)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,090	6,595	(4,377)
Inventory	10,195	11,696	(1,788)
Prepaid expenses and other assets	3,805	1,071	1,272
Leased right-of-use assets	3,044	—	—
Accounts payable, accrued expenses and other current liabilities	1,261	5,923	(1,918)
Accrued compensation	2,021	8,961	1,567
Deferred revenue and deferred profit	—	(138)	(1,629)
Accrued price protection liability	(3,966)	(5,117)	6,395
Lease liabilities	(8,142)	—	—
Other long-term liabilities	(394)	(381)	(5,103)
Net cash provided by operating activities	78,348	102,689	75,064
Investing Activities
Purchases of property and equipment	(6,887)	(7,825)	(7,468)
Proceeds from sale of property and equipment	—	—	30
Purchases of intangible assets	(86)	—	(5,378)
Cash used in acquisitions, net of cash acquired	—	—	(473,304)
Purchases of available-for-sale securities	—	—	(30,577)
Maturities of available-for-sale securities	—	—	84,546
Net cash used in investing activities	(6,973)	(7,825)	(432,151)
Financing Activities
Net proceeds from the issuance of debt	—	—	416,846
Repayment of debt	(50,000)	(93,000)	(70,000)
Repurchases of common stock	—	—	(334)
Net proceeds from issuance of common stock	8,603	6,839	12,052
Minimum tax withholding paid on behalf of employees for restricted stock units	(11,986)	(7,623)	(11,543)
Net cash provided by (used in) financing activities	(53,383)	(93,784)	347,021
Effect of exchange rate changes on cash and cash equivalents	934	(1,301)	1,582
Increase (decrease) in cash, cash equivalents and restricted cash	18,926	(221)	(8,484)
Cash, cash equivalents and restricted cash at beginning of period	74,191	74,412	82,896
Cash, cash equivalents and restricted cash at end of period	$93,117	$74,191	$74,412
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,259	$13,957	$8,843
Cash paid for income taxes	$4,417	$5,426	$9,435
Supplemental disclosures of non-cash investing and financing activities:
Issuance of shares for payment of bonuses	$7,632	$6,997	$3,314
Issuance of restricted stock units to Physpeed continuing employees	$—	$—	$818
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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of MaxLinear, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany transactions and investments have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications include the separate presentation of long-term lease liabilities and movement of certain tax-related receivables to prepaid expenses and other current assets on the consolidated balance sheets.
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer's credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience, its anticipation of uncollectible accounts receivable, and any specific customer collection issues that the Company has identified. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. As of December 31, 2019 and 2018, the Company had an allowance for doubtful accounts of $0 and $0.05 million, respectively.
Inventory
The Company assesses the recoverability of its inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Inventory is stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company reduces its inventory to its lower of cost or net realizable value on a part-by-part

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its net realizable value based upon assumptions about future demand, market conditions and costs. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of.
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

During the years 2019, 2018, and 2017, the Company identified impairment of intangible assets of $0, $2.2 million and $2.0 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
On January 1, 2018, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method and accordingly, modified its policy on revenue recognition as stated below. The primary impact of adopting ASC 606 for the Company was to accelerate the timing of the Company’s revenue and related cost recognition on products sold via some of its distributors, which changed from recognition upon the sale to the distributors' end customers, or the sell-through method, to recognition upon the Company's sale to the distributor, or the sell-in method. The Company is also required to estimate the effects of pricing credits to its distributors from contractual price protection and unit rebate provisions, as well as stock rotation rights and record such estimated credits upon the Company's sale to the distributor. As a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, prior period amounts were not adjusted to reflect the change in revenue recognition for such distributor sales.
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
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time control transfers using the expected value method based on the Company's analysis of actual price adjustment claims by distributors and historical product return rates, and then reassessed at the end of each reporting period. The Company also considers whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of the Company's sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If the Company's current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under the Company's general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of the Company's customers resell the Company's product as part of their product and thus are tax-exempt; however, to the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price such taxes.

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
Customer contract liabilities consist of obligations to deliver rebates to customers in the form of units of products which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to the Company's end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company also records a right of return asset, consisting of amounts representing the products the Company expects to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 15.
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. As of December 31, 2019 and 2018, the Company has warranty reserves of $0.6 million and $0.5 million, respectively, based on the Company’s estimates.
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
Stock-based Compensation
The Company measures the cost of employee services received in exchange for equity incentive awards, including restricted stock units and restricted stock awards, employee stock purchase rights and stock options based on the grant date fair value of the award. The Company calculates the fair value of restricted stock units and performance-based restricted stock units based on the fair market value of the Company’s common stock on the grant date. Stock-based compensation expense is then determined based on the number of restricted stock units that are expected to vest; for performance-based restricted stock units, this is the number of units that are expected to vest during the performance period if it is probable that the Company will achieve the performance metrics specified in the underlying award agreement. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports.
Research and Development
Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred.
Leases
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
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the carrying value of lease-related restructuring liabilities for certain restructured leases existing at that date, was offset against the related right-of-use assets. Lease expense is recognized on a straight-line basis over the lease term.
Upon adoption of ASC 842, the Company elected certain practical expedients and accordingly has (1) carried forward its prior assessments of (a) whether existing contracts on the January 1, 2019 adoption date contain leases, (b) classification of leases as operating or financing and (c) initial direct costs for existing leases and (2) considered hindsight in determining the lease term and assessing impairment of the right-of-use-asset. In addition, the Company used a portfolio approach for its facility leases when making judgments and estimates, such as the discount rate.
Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company's leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.
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
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. In 2018, the Company made an accounting policy election to treat Global Intangible Low Taxed Income in accordance with the Tax Act as a period cost.
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
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Company made this election. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method. An entity can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company also made this election. Further, in January 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which clarified that post-adoption interim transition disclosures normally required in the year of adoption for the effect of a change in accounting principle on an entity’s financial statements are not required for the adoption of ASC 842. The amendments in these updates are effective for the Company for fiscal years beginning with 2019, including interim periods within those years, with early adoption permitted. The Company has completed its assessment of the impact of the adoption of ASC 842. Upon adoption, the Company recognized approximately $24.8 million of right-of-use assets and a net increase of $25.1 million in lease-related liabilities at January 1, 2019. Also, the impact of the adoption of ASC 842 on the Company’s accumulated deficit

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

and deferred tax assets at January 1, 2019 was not material. Lastly, the impact of the adoption of ASC 842 on the Company's consolidated results of operations for the year ending December 31, 2019 was not material.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to clarify the Codification and prevent unintended application of the guidance. An amendment to ASC 718-740, Compensation—Stock Compensation—Income Taxes, clarifies that excess tax benefits should be recognized in the period in which the amount of the deduction is determined. The transition and effective date guidance is based on the facts and circumstances of each amendment. The amendment identified above became effective for the Company beginning with fiscal year 2019. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial position and results of operations for the year ended December 31, 2019.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which is intended to improve accounting for hedging activities by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update became effective for the Company beginning with fiscal year 2019. The amendments in this update were required to be applied prospectively. The adoption of the amendments in this update did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2019.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, to align the FASB's Accounting Standards Codification with requirements of certain already effective SEC final rules, which included requiring interim presentation of changes in stockholders’ equity and eliminating certain other disclosures. The amendments in ASU No. 2019-07 were effective for the Company immediately in the third quarter 2019. The Company previously adopted the related SEC final rules in its 2018 Annual Report and Form 10-Q for the three months ended March 31, 2019. The adoption of the amendments in these updates did not have a material impact on the Company's consolidated financial position, results of operations, and disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the use of an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, replacing the current incurred loss methodology of recognizing credit losses that delays recognition until it is probable a loss has been incurred. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The Company has performed an assessment of the impact of adoption of the amendments in these updates on the Company’s consolidated financial position and results of operations. Based on that assessment, the adoption of the amendments in this update will not have a material impact on the Company’s accounts receivable, net and accumulated deficit as of January 1, 2020 and is also not expected to have a material impact on the Company’s results of operations for the year ending December 31, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The table below presents the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net loss	$(19,898)	$(26,199)	$(9,187)
Denominator:
Weighted average common shares outstanding—basic	71,005	68,490	66,252
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	71,005	68,490	66,252
Net loss per share:
Basic	$(0.28)	$(0.38)	$(0.14)
Diluted	$(0.28)	$(0.38)	$(0.14)

For the years ended December 31, 2019, 2018 and 2017, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 2.5 million, 3.7 million, and 4.5 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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

During the year ended December 31, 2018, the Company made updates to estimates of certain tax-related assets acquired and liabilities assumed with a corresponding net increase to goodwill of $0.3 million related to this acquisition (Note 5). The Company completed its purchase price allocation accounting associated with this acquisition in 2018.
Acquisition of Certain Assets and Assumption of Certain Liabilities of the G.hn business of Marvell Semiconductor, Inc.
On April 4, 2017, the Company consummated the transactions contemplated by a share and asset acquisition agreement with Marvell Semiconductor, Inc., or Marvell, to purchase certain assets and assume certain liabilities of Marvell’s G.hn business, including its Spain legal entity, for aggregate cash consideration of $21.0 million. The Company also hired certain employees of the G.hn business outside of Spain and assumed employment obligations of the Spanish entity acquired, which is now a subsidiary of MaxLinear. The acquired assets and assumed liabilities, together with the employees who joined MaxLinear and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees into its existing business. The Company completed its purchase price allocation accounting associated with this acquisition in 2018.
4. Restructuring Activity

From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment, and cost saving measures. Such restructuring plans include terminating employees, vacating certain leased facilities, and cancellation of contracts.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents the activity related to the plans, which is included in restructuring charges in the consolidated statements of operations:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Employee separation expenses	$1,150	$2,094	$8,353
Lease related expenses	1,301	1,608	1,025
Other	185	136	146
	$2,636	$3,838	$9,524

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
The following table presents a roll-forward of the Company's restructuring liability for the years ended December 31, 2019 and 2018. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Expenses	Other	Total
	(in thousands)
Liability as of December 31, 2017	$239	$2,693	$107	$3,039
Restructuring charges	2,094	1,608	136	3,838
Cash payments	(1,924)	(1,884)	(196)	(4,004)
Non-cash charges	—	(927)	—	(927)
Liability as of December 31, 2018	409	1,490	47	1,946
Restructuring charges	1,150	1,301	185	2,636
Transfer to right-of-use asset	—	(299)	—	(299)
Cash payments	(1,559)	(1,720)	(163)	(3,442)
Non-cash charges and adjustments	—	46	(50)	(4)
Liability as of December 31, 2019	—	818	19	837
Less: current portion as of December 31, 2019	—	(275)	(19)	(294)
Long-term portion as of December 31, 2019	$—	$543	$—	$543

Remaining lease related charges as of December 31, 2019 primarily consist of common area maintenance obligations.

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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Years Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$238,330	$237,992
Adjustments	—	338
Ending balance	$238,330	$238,330

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

The Company determined there were no indications of impairment associated with goodwill. As a result, no goodwill impairment was recognized as of October 31, 2019. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2019, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,156	$(1,583)	$573	$2,070	$(1,130)	$940
Developed technology	6.9	243,361	(108,522)	134,839	238,961	(74,630)	164,331
Trademarks and trade names	6.1	13,800	(6,511)	7,289	13,800	(4,252)	9,548
Customer relationships	4.6	121,100	(75,847)	45,253	121,100	(55,647)	65,453
Non-compete covenants	3.0	1,100	(1,083)	17	1,100	(872)	228
	6.1	$381,517	$(193,546)	$187,971	$377,031	$(136,531)	$240,500

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Years Ended December 31,
	2019	2018	2017

Cost of net revenue	$33,932	$35,821	$25,316
Research and development	48	150	551
Selling, general and administrative	23,035	31,976	28,827
	$57,015	$67,947	$54,694

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth activity during the years ended December 31, 2019 and 2018 related to finite-lived intangible assets:

	Years Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$240,500	$310,645
Other additions	86	—
Transfers to developed technology from IPR&D	4,400	—
Amortization	(57,015)	(67,947)
Impairment losses	—	(2,198)
Ending balance	$187,971	$240,500

The Company regularly reviews the carrying amounts of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the years ended December 31, 2019 and 2017, no impairment losses related to finite-lived intangible assets were recognized. Impairment loss related to finite-lived intangible assets for the year ended December 31, 2018 was $2.2 million and related to acquired developed technology.

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2019:

Amortization (in thousands)
2020	$56,610
2021	55,828
2022	38,298
2023	26,075
2024	10,098
Thereafter	1,062
Total	$187,971

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Years Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$4,400	$4,400
Transfers to developed technology from IPR&D	(4,400)	—
Ending balance	$—	$4,400

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2019, no indicators of impairment were identified. In the years ended

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

December 31, 2019 and 2018, no IPR&D impairment losses were recorded. In the year ended December 31, 2017, the Company recognized impairment losses of $2.0 million related to the Company's abandonment of a single IPR&D project.
6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Assets
Interest rate swap	$—	$1,623

Liabilities
Interest rate swap	$37	$—

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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. As of December 31, 2019 and 2018, the Company has not made any adjustments to the valuations obtained from its third party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Interest rate swap, December 31, 2018	$1,623	$—	$1,623	$—

Liabilities
Interest rate swap, December 31, 2019	$37	$—	$37	$—

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table summarizes activity for the interest rate swap:

	Fair Value at December 31,
	2019	2018
	(in thousands)
Interest rate swap
Beginning balance	$1,623	$734
Unrealized gain (loss) recognized in other comprehensive income (loss)	(1,660)	889
Ending balance	$(37)	$1,623

There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2019 and 2018.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents, and restricted cash consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$92,708	$73,142
Short-term restricted cash	349	645
Long-term restricted cash	60	404
Total cash, cash equivalents and restricted cash	$93,117	$74,191

As of December 31, 2019 and December 31, 2018, cash and cash equivalents included $20.4 million and $0 of money market funds, respectively. As of December 31, 2019 and 2018, the Company has restricted cash of $0.4 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Work-in-process	$14,525	$17,618
Finished goods	16,985	24,120
	$31,510	$41,738

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Property and equipment consist of the following:

	Useful Life (in Years)	December 31, 2019	December 31, 2018
		(in thousands)
Furniture and fixtures	5	$2,199	$2,020
Machinery and equipment	3-5	35,660	34,225
Masks and production equipment	2-5	15,209	12,645
Software	3	5,956	5,675
Leasehold improvements	1-5	16,186	17,493
Construction in progress	N/A	746	133
		75,956	72,191
Less accumulated depreciation and amortization		(59,343)	(53,787)
		$16,613	$18,404

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $7.3 million, $11.1 million, and $12.0 million, respectively.
Accrued price protection liability consists of the following activity:

	Years Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$16,454	$21,571
Charged as a reduction of revenue	24,449	34,288
Reversal of unclaimed rebates	(42)	(2,413)
Payments	(28,304)	(36,992)
Ending balance	$12,557	$16,454

Accrued expenses and other current liabilities consist of the following:

	December 31, 2019	December 31, 2018(1)
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	861	1,270
Accrued engineering and production costs	4,491	646
Accrued restructuring	294	1,946
Accrued royalty	923	980
Short-term lease liabilities	4,810	1,214
Accrued customer credits	832	1,204
Income tax liability	65	784
Customer contract liabilities	107	71
Accrued obligations to customers for price adjustments	8,382	7,558
Accrued obligations to customers for stock rotation rights	1,410	1,494
Other	4,496	6,615
	$31,171	$28,282

___________
(1) Due to the adoption of ASC 842 on January 1, 2019 with a cumulative effect adjustment to accumulated deficit, prior period amounts have not been adjusted to include short-term lease payment obligations.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The following table summarizes the balances in accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2017	$562	$477	$1,039
Other comprehensive income (loss) before reclassifications, net of tax	(1,572)	702	(870)
Net current period other comprehensive income (loss)	(1,572)	702	(870)
Cumulative effect of adoption of new accounting principles	103	—	103
Balance at December 31, 2018	(907)	1,179	272
Other comprehensive income (loss) before reclassifications, net of tax	160	(1,319)	(1,159)
Net current period other comprehensive income (loss)	160	(1,319)	(1,159)
Balance at December 31, 2019	$(747)	$(140)	$(887)

8. Debt and Interest Rate Swap
Debt
The carrying amount of the Company's long-term debt consists of the following:

	December 31, 2019	December 31, 2018
	(in thousands)

Principal	$212,000	$262,000
Less:
Unamortized debt discount	(1,328)	(1,630)
Unamortized debt issuance costs	(3,763)	(4,613)
Net carrying amount of long-term debt	206,909	255,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$206,909	$255,757

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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months for the loan term. The Company exercised its right to prepay and made aggregate payments of principal of $213.0 million to date through December 31, 2019.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of December 31, 2019, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of December 31, 2019 and 2018, the weighted average effective interest rate on long-term debt was approximately 4.9% and 4.6%, respectively.
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
During the year ended December 31, 2019, the Company recognized amortization of debt discount of $0.3 million and debt issuance costs of $0.9 million to interest expense. During the year ended December 31, 2018, the Company recognized amortization of debt discount of $0.3 million and debt issuance costs of $0.8 million to interest expense. During the year ended December 31, 2017, the Company recognized amortization of debt discount of $0.2 million and debt issuance costs of $0.6 million to interest expense.
The approximate fair value of the term loan as of December 31, 2019 and 2018 was $214.6 million and $268.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of December 31, 2019 and 2018, the remaining principal balance on the term loan was $212.0 million and $262.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.
Interest Rate Swap

In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of December 31, 2019 and 2018, the fair value of the interest rate swap was a $0.04 million liability and $1.6 million asset, respectively (Note 6). The interest rate swap is included in other current liabilities in the consolidated balance sheets as of December 31, 2019. The change in fair value related to the interest rate swap

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

asset included in other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 was a $1.7 million decrease, $0.9 million increase, and $0.7 million increase in fair value, respectively. The interest rate swap expires in October 2020 and the total $0.04 million of unrealized loss recorded in accumulated other comprehensive income (loss) at December 31, 2019 is expected to be recorded in interest expense over the next twelve months, upon expiration of the interest rate swap.
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
Employee Compensation Plans
At December 31, 2019, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic in 2015 and Exar Corporation in 2017. All current stock awards are issued under the 2010 Plan and ESPP.
2010 Equity Incentive Plan
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s common stock; four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a four years period and the term can be from seven to ten years.
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
As of December 31, 2019, the number of shares reserved for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan are 13,754,656 shares and 3,000 shares, respectively.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company's board of directors or a committee appointed by the Company's board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2019, the number of shares of common stock reserved for future issuance under the ESPP is 2,752,186 shares.
Employee Incentive Bonus
In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its common stock. Additionally, the Company settles a majority of bonus awards for all other employees in common stock. When bonus awards are settled in common stock issued under the 2010 Plan, the number of shares issuable to plan participants is determined based on the closing sales price of the Company's common stock as determined in trading on the New York Stock Exchange on the date approved by the Board of Directors. In February 2019 and 2018, the Company issued 0.3 million freely-tradable shares of its common stock in settlement of bonus awards to employees, including executives, for the 2018 and 2017 performance periods, respectively. At December 31, 2019, an accrual of $3.5 million was recorded for bonus awards for employees for the 2019 performance period, which the Company intends to settle in shares of its common stock to be issued under its 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of net revenue	$577	$489	$332
Research and development	16,545	17,953	16,190
Selling, general and administrative	14,938	13,279	11,016
Restructuring expense	—	—	5,130
	$32,060	$31,721	$32,668

The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2019 was $48.6 million, and the weighted average period over which these equity awards are expected to vest is 2.59 years. The total unrecognized compensation cost related to performance-based restricted stock units as of December 31, 2019 was $3.6 million, and the weighted average period over which these equity awards are expected to vest is 1.6 years. The total unrecognized compensation cost related to unvested stock options as of December 31, 2019 was $2.0 million, and the weighted average period over which these equity awards are expected to vest is 2.30 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	3,263	$20.23
Granted	1,580	23.23
Vested	(1,541)	20.16
Canceled	(378)	21.52
Outstanding at December 31, 2019	2,924	21.72

Performance-Based Restricted Stock Units
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
As of December 31, 2019, the Company believes that it is probable that the Company will achieve performance metrics specified in the award agreement based on its expected revenue and non-GAAP diluted EPS results over the performance period and calculated growth rates relative to its peers’ expected results based on data available, as defined in the award agreement.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2018	—	$—
Granted(1)	445	22.21
Outstanding at December 31, 2019	445	22.21
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2019, there were 248,067 shares of common stock purchased under the ESPP at a weighted average price of $16.57.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per share	$5.48 - 6.61	$5.01 - $5.37	$6.20 - $7.46
Risk-free interest rate	1.59 - 2.43%	2.09 - 2.51%	0.60 - 1.39%
Dividend yield	—%	—%	—%
Expected term (in years)	0.5	0.5	0.38 - 0.50
Volatility	40.47 - 43.14%	38.82 - 46.17%	29.56 - 49.94%

The risk-free interest rate assumption was based on the United States (U.S.) Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term is the duration of the offering period for each grant date. In addition, the estimated volatility incorporates the historical volatility over the expected term based on the Company's daily closing stock prices.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,659	$10.27
Exercised	(1,300)	7.28
Canceled	(22)	18.09
Outstanding at December 31, 2019	1,337	$13.05	2.56	$11,259
Vested and expected to vest at December 31, 2019	1,329	$13.02	2.55	$11,239
Exercisable at December 31, 2019	1,094	$11.87	1.93	$10,549

No stock options were granted by the Company during the year ended December 31, 2019.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The fair values of stock options granted in 2018 and 2017 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	Years Ended December 31,
	2018	2017(1)
Weighted-average grant date fair value per share	$8.14	8.77 - 21.04
Risk-free interest rate	2.76%	1.29% - 1.99%
Dividend yield	—%	—%
Expected term (in years)	5.50	1.6 - 6.0
Volatility	44.30%	45.39% - 50.32%

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
The risk-free interest rate assumption was based on the U.S. Treasury's rates for zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term of the options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. Estimated volatility incorporates historical volatility of the Company over the expected term based on the Company's daily closing stock prices.
The intrinsic value of stock options exercised during 2019, 2018 and 2017 was $22.2 million, $8.1 million, and $16.3 million, respectively. Cash received from exercise of stock options was $4.5 million, $0.7 million and $7.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefit from stock options exercised was $20.7 million, $7.8 million, and $11.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
10. Income Taxes
The domestic and international components of loss before income taxes are presented as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(61,893)	$16,405	$42,580
Foreign	29,409	(49,257)	(76,578)
Loss before income taxes	$(32,484)	$(32,852)	$(33,998)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$1,604	$3,292	$13,470
State	16	37	26
Foreign	1,560	1,640	1,784
Total current	3,180	4,969	15,280
Deferred:
Federal	(13,793)	788	19,451
State	(1,829)	(2,799)	(4,668)
Foreign	1,095	(3,884)	(3,697)
Change in valuation allowance	(1,239)	(5,727)	(51,177)
Total deferred	(15,766)	(11,622)	(40,091)
Total income tax benefit	$(12,586)	$(6,653)	$(24,811)

The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Provision (benefit) at statutory rate	$(6,821)	$(6,814)	$(11,899)
State income taxes (net of federal benefit)	11	20	17
Research and development credits	(7,815)	(8,849)	(8,153)
Foreign rate differential	(4,489)	8,640	23,666
Stock compensation	(2,750)	74	(5,713)
Foreign income inclusion	3,936	1,103	—
Transaction costs	—	—	553
Provision to return	1,887	(27)	(917)
Uncertain tax positions	1,244	1,463	1,993
Foreign tax credits	—	—	(5)
Permanent and other	716	1,319	1,730
Foreign unremitted earnings	(103)	1,960	(1,368)
Tax Act	—	185	25,205
Other tax rate changes	—	—	1,257
Attribute expirations	2,837	—	—
Valuation allowance	(1,239)	(5,727)	(51,177)
Total income tax benefit	$(12,586)	$(6,653)	$(24,811)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The components of the deferred income tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,477	$64,887
Research and development credits	80,404	75,032
Accrued expenses and other	7,768	7,965
Lease obligation	2,047	—
Accrued compensation	1,441	2,504
Stock-based compensation	3,460	2,550
	160,597	152,938
Less valuation allowance	(77,957)	(79,196)
	82,640	73,742
Deferred tax liabilities:
Fixed assets	(246)	(1,391)
Leased right-of-use assets	(1,483)	—
Intangible assets	(13,627)	(20,833)
Net deferred tax assets	$67,284	$51,518

At December 31, 2019, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $269.3 million, $86.4 million and $11.7 million, respectively. The federal, state and foreign tax loss carryforwards will begin to expire in 2020, 2020 and 2026 respectively, unless previously utilized.
At December 31, 2019, the Company had federal, state and foreign tax credit carryforwards of approximately $41.8 million, $86.3 million and $5.7 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in 2023 and 2024 respectively, unless previously utilized. The state tax credit carryforwards do not expire. The Company also has foreign incentive deductions of approximately $24.5 million that do not expire.
In addition, the Company has $0.3 million of federal alternative minimum tax credit carryforwards that will be refundable in future years, due to the Tax Cuts and Jobs Act described below.
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company's review of all positive and negative evidence, the Company released $51.2 million in valuation allowance against certain of its deferred tax assets in 2017. In 2018, the Company released an additional $11.3 million of its valuation allowance as a result of completing its analysis of the effects of the Tax Act. The Company continues to maintain a valuation allowance on its state deferred taxes, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax-free jurisdictions in which it operates.
The income tax benefit for the year ended December 31, 2019 primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
The income tax benefit for the year ended December 31, 2018 primarily related to a partial release of the Company's valuation allowance and the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

The income tax benefit for the year ended December 31, 2017 primarily related to the release of the federal valuation allowance in 2017 and the effects of the Tax Act.
Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of operations as income tax expense. At December 31, 2019, the Company’s unrecognized tax benefits totaled $62.0 million, $52.7 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. At December 31, 2019 and 2018, the Company had accrued interest and penalties of approximately $0.9 million and $1.1 million, respectively. The total amounts of interest and penalties recognized for the years ended December 31, 2019, 2018 and 2017 were not material.
The following table summarizes the changes to the unrecognized tax benefits during 2019, 2018 and 2017:

(in thousands)
Balance as of December 31, 2016	$23,417
Additions based on tax positions related to the current year	3,037
Additions related to acquisitions	37,090
Decreases based on tax positions of prior year	(458)
Balance as of December 31, 2017	$63,086
Additions based on tax positions related to the current year	3,080
Decreases based on tax positions of prior year	(4,696)
Balance as of December 31, 2018	$61,470
Additions based on tax positions related to the current year	1,678
Decreases based on tax positions of prior year	(1,121)
Balance as of December 31, 2019	$62,027

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2019, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2016, 2015 and 2014, respectively.
In April 2017, the Company’s subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax expense in 2017, 2018, or 2019.
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
12. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 2.9 years.
The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2019:

Operating Leases
(in thousands)
2020	$5,406
2021	5,217
2022	3,591
2023	1,030
Total minimum payments	15,244
Less: imputed interest	(1,096)
Less: unrealized translation loss	(3)
Total lease liabilities	14,145
Less: short-term lease liabilities	(4,810)
Lease liabilities - long-term	$9,335

Operating lease costs were $3.1 million, $4.5 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Short-term lease costs for the year ended December 31, 2019 were not material. There were $0.5 million of right-of-use assets obtained in exchange for new lease liabilities for the year ended December 31, 2019.

Subleases

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 4). Such subleases expire at various years through fiscal 2023.

As of December 31, 2019, future minimum rental income under non-cancelable subleases are as follows:

Amount
(in thousands)
2020	$644
2021	546
2022	488
2023	291
$1,969

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the years ended December 31, 2019, 2018 and 2017 was approximately $1.2 million, $2.4 million and $2.1 million, respectively (Note 4).

Lease Terminations
In the year ended December 31, 2019, the Company terminated certain facility leases and a related sublease, which were due to expire in 2022 to 2023, upon release from the landlords. The Company had previously ceased use of all or portions of the related facilities. As a result of such terminations, the Company reduced leased right-of-use assets by approximately $9.2 million, lease liabilities by approximately $10.1 million, and other related liabilities by approximately $0.3 million in the consolidated balance sheet. The related net impact in the consolidated statement of operations was a gain of approximately

$1.2 million, which consisted of a gain on extinguishment of lease-related liabilities of $10.4 million, partially offset by impairment of leased right-of-use assets of $9.2 million. The Company also recorded impairment of related leasehold improvements of $1.4 million.

13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2019, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2020	$15,093	$5,735	$20,828
2021	—	893	893
2022	—	425	425
2023	—	447	447
Total minimum payments	$15,093	$7,500	$22,593

Other obligations consist of contractual payments due for software licenses.
CrestaTech Litigation
The Company was a defendant in patent litigation originally filed by CrestaTech Technology Corporation, or CrestaTech. On January 21, 2014, CrestaTech filed a complaint for patent infringement against the Company in the United States District Court of Delaware, or District Court Litigation, alleging that the Company infringed U.S. Patent Nos. 7,075,585, or the ‘585 Patent and 7,265,792, or the ‘792 Patent. In addition to asking for compensatory damages, CrestaTech alleged willful infringement and sought a permanent injunction. CrestaTech also named Sharp Corporation, Sharp Electronics Corp. and VIZIO, Inc. as defendants based upon their alleged use of the Company’s television tuners. Following the litigation history described in the Company’s prior filings on Form 10-K and Form 10-Q, the District Court dismissed the District Court Litigation in April 2018. While the successor plaintiff following a Chapter 7 bankruptcy proceeding of CrestaTech below had suggested that the dismissal may have been in error, it took no action to re-instate the case. In the related bankruptcy proceeding, the plaintiff stated that it “no longer has any valid patent claims that it is asserting in any of the proceedings purchased under the Sale Agreement,” which includes the District Court Litigation against the Company in re Cresta Technology Corporation, Case No. 16-50808 (N.D. Cal. Bank. 2016) at Dkt. No. 270. In November 2019, the Company entered into a settlement agreement with CF Crespe resolving all outstanding matters with CF Crespe and CrestaTech (its predecessor-in-interest). On December 5, 2019, the Federal Circuit dismissed the Company’s appeal from the inter partes review of CF Crespe’s patent number 7,075,585 -- the only remaining active matter as of the parties’ settlement. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Trango Systems, Inc. Litigation
On or about August 2, 2016, Trango Systems, Inc., or Trango, filed a complaint in the Superior Court of California, County of San Diego, Central Division, against defendants Broadcom Corporation, Inc., or Broadcom, and the Company, collectively, Defendants. Trango is a purchaser that alleges various fraud, breach of contract, and interference with economic relations claims in connection with the discontinuance of a chip line the Company acquired from Broadcom in 2016. Trango seeks unspecified general and special damages, pre-judgment interest, expenses and costs, attorneys’ fees, punitive damages, and unspecified injunctive and equitable relief. On June 23, 2017, the Court sustained the Company's demurrer to each cause of action in the second amended complaint filed on or about December 6, 2016. Trango filed its third amended complaint on or about July 13, 2017. On February 23, 2018, the Court sustained, in part, the Company's demurrer, dismissing with prejudice the cause of action for breach of a written contract, and Trango voluntarily dismissed its cause of action for breach of an implied-in-fact contract. The remaining causes of action have been permitted to proceed. On March 15, 2018, Trango filed its fourth amended complaint. The Company filed its answer on April 17, 2018. Also, on April 17, Broadcom filed a cross-complaint against the Company, alleging causes of action for indemnity, contribution and apportionment, and declaratory relief. Broadcom voluntarily dismissed the cross-complaint on June 8, 2018. On December 10, 2018, the Company filed a motion for summary judgment, or in the alternative summary adjudication concerning all of Trango’s causes of action asserted against it. The parties

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

entered into a settlement agreement and on June 6, 2019, the case was dismissed with prejudice. The terms of the settlement are confidential, and the settlement did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Other Matters
In addition, from time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that there are no other currently pending litigation matters that, if determined adversely by the Company, would have a material effect on the Company's business or that would not be covered by the Company’s existing liability insurance.
14. Concentration of Credit Risk, Significant Customers and Geographic Information
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
Significant Customers
The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company sells its products both directly to customers and through third-party distributors, both of which are referred to as the Company’s customers (Note 15). The Company makes periodic evaluations of the credit worthiness of its customers.
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Years Ended December 31,
	2019	2018	2017
Percentage of total net revenue
Customer A (direct)	14%	18%	25%

Balances greater than 10% of accounts receivable, based on the Company's billings to the contract manufacturer customers, are as follows:

	December 31,
	2019	2018
Percentage of gross accounts receivable
Customer B	10%	10%

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Years ended December 31,
	2019	2018	2017
Vendor A	17%	16%	21%
Vendor B	15%	13%	11%
Vendor C	14%	19%	16%
Vendor D	13%	15%	15%
Vendor E	*	*	14%

* Represents less than 10% of the inventory purchases for the respective period.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Geographic Information
The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$265,122	84%	$312,877	81%	$372,103	89%
United States	13,984	4%	18,060	5%	10,829	2%
Rest of world	38,074	12%	54,060	14%	37,386	9%
Total	$317,180	100%	$384,997	100%	$420,318	100%

The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2019	2018	2017
Percentage of total net revenue
China	60%	63%	71%

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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill, by geographic area are as follows (in thousands):

	As of December 31,
	2019		2018(1)
	Amount	% of total	Amount	% of total
United States	$385,302	85%	$426,321	85%
Singapore	63,556	14%	71,945	14%
Rest of world	5,034	1%	3,368	1%
Total	$453,892	100%	$501,634	100%

_____________
(1) Amounts do not include leased right-of-use assets in the prior period due to the adoption of ASC 842 under the modified retrospective method with a cumulative effect adjustment to accumulated deficit as of January 1, 2019.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

15. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)

Connected home	$152,674	$207,336	$288,610
% of net revenue	48%	54%	69%
Infrastructure	85,369	82,388	71,779
% of net revenue	27%	21%	17%
Industrial and multi-market	79,137	95,273	59,929
% of net revenue	25%	25%	14%
Total net revenue	$317,180	$384,997	$420,318
______________
(1) Due to the adoption of ASC 606 on January 1, 2018 using the modified retrospective method, amounts prior to 2018 have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company's sale to the distributors' end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales.
Revenues from sales to the Company’s distributors accounted for 52%, 42% and 34% of net revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Contract Liabilities
As of December 31, 2019 and 2018, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.1 million and $0.1 million, respectively. Revenue recognized in the years ended December 31, 2019 and 2018 that was included in the contract liability balance as of the beginning of those respective years was immaterial.
There were no material changes in the contract liabilities balance during the years ended December 31, 2019 and 2018.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2019 and 2018, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $12.6 million and $16.5 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. As of December 31, 2019 and 2018, other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer were $8.4 million and $7.6 million, respectively. As of December 31, 2019 and 2018, other obligations to customers representing estimates of stock rotation returns to be claimed by distributors on products sold were $1.4 million and $1.5 million, respectively. Obligations to customers for estimates of price adjustments and stock rotation return rights are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the years ended December 31, 2019 and 2018 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective years was not material.
As of December 31, 2019 and 2018, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million and $0.3 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of December 31, 2019 and 2018, there were no impairment losses recorded on customer accounts receivable.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

16. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2019. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$84,635	$82,507	$80,020	$70,018
Gross profit	$45,077	$44,080	$41,904	$36,624
Net loss	$(4,851)	$(2,229)	$(4,714)	$(8,104)
Net loss per share:
Basic	$(0.07)	$(0.03)	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.03)	$(0.07)	$(0.11)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$110,827	$101,533	$85,010	$87,627
Gross profit	$62,668	$56,330	$43,876	$45,900
Net income (loss)	$1,847	$(14,422)	$(13,935)	$311
Net income (loss) per share:
Basic	$0.03	$(0.21)	$(0.20)	$0.00
Diluted	$0.03	$(0.21)	$(0.20)	$0.00