Form 10-Q
period 2020-03-31
MAXLINEAR INC
filed 2020-04-29
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 22, 2020, the registrant had 72,356,711 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$98,373	$92,708
Short-term restricted cash	10	349
Accounts receivable, net	44,796	50,411
Inventory	31,088	31,510
Prepaid expenses and other current assets	6,342	6,792
Total current assets	180,609	181,770
Long-term restricted cash	57	60
Property and equipment, net	15,751	16,613
Leased right-of-use assets	9,864	10,978
Intangible assets, net	173,570	187,971
Goodwill	238,330	238,330
Deferred tax assets	73,492	67,284
Other long-term assets	1,752	2,785
Total assets	$693,425	$705,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,597	$13,442
Accrued price protection liability	8,024	12,557
Accrued expenses and other current liabilities	30,661	31,171
Accrued compensation	10,146	9,392
Total current liabilities	62,428	66,562
Long-term lease liabilities	8,029	9,335
Long-term debt	207,197	206,909
Other long-term liabilities	7,614	8,065
Total liabilities	285,268	290,871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 72,345 shares issued and outstanding at March 31, 2020 and 71,931 shares issued and outstanding December 31, 2019	7	7
Additional paid-in capital	539,035	529,596
Accumulated other comprehensive loss	(1,620)	(887)
Accumulated deficit	(129,265)	(113,796)
Total stockholders’ equity	408,157	414,920
Total liabilities and stockholders’ equity	$693,425	$705,791

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net revenue	$62,027	$84,635
Cost of net revenue	31,265	39,558
Gross profit	30,762	45,077
Operating expenses:
Research and development	25,689	27,399
Selling, general and administrative	24,632	23,591
Impairment losses	86	—
Restructuring charges	489	1,917
Total operating expenses	50,896	52,907
Loss from operations	(20,134)	(7,830)
Interest income	225	147
Interest expense	(2,476)	(2,975)
Other income (expense), net	180	(655)
Total interest and other income (expense), net	(2,071)	(3,483)
Loss before income taxes	(22,205)	(11,313)
Income tax benefit	(6,736)	(6,462)
Net loss	$(15,469)	$(4,851)
Net loss per share:
Basic	$(0.21)	$(0.07)
Diluted	$(0.21)	$(0.07)
Shares used to compute net loss per share:
Basic	72,039	69,968
Diluted	72,039	69,968

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(15,469)	$(4,851)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $9 and $1 for the three months ended March 31, 2020 and 2019, respectively	(580)	513
Unrealized loss on interest rate swap, net of tax benefit of $41 and $130 for the three months ended March 31, 2020 and 2019, respectively	(153)	(488)
Other comprehensive income (loss)	(733)	25
Total comprehensive loss	$(16,202)	$(4,826)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2020
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	71,931	$7	$529,596	$(887)	$(113,796)	$414,920
Common stock issued pursuant to equity awards, net	414	—	2,612	—	—	2,612
Stock-based compensation	—	—	6,827	—	—	6,827
Other comprehensive loss	—	—	—	(733)	—	(733)
Net loss	—	—	—	—	(15,469)	(15,469)
Balance at March 31, 2020	72,345	$7	$539,035	$(1,620)	$(129,265)	$408,157
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2019
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(15,469)	$(4,851)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	16,733	16,863
Impairment losses	86	—
Amortization of debt issuance costs and accretion of discount on debt and leases	410	402
Stock-based compensation	6,827	7,747
Deferred income taxes	(6,208)	(6,476)
Loss on disposal of property and equipment	—	35
Impairment of leasehold improvements	163	1,442
Impairment of leased right-of-use assets	44	2,182
Gain on extinguishment of lease liabilities	—	(2,880)
(Gain) loss on foreign currency	(246)	567
Excess tax deficiencies (benefits) on stock-based awards	94	(1,737)
Changes in operating assets and liabilities:
Accounts receivable	5,615	(142)
Inventory	353	(1,015)
Prepaid expenses and other assets	1,443	604
Leased right-of-use assets	640	645
Accounts payable, accrued expenses and other current liabilities	(785)	1,921
Accrued compensation	3,361	893
Accrued price protection liability	(4,537)	2,489
Lease liabilities	(1,430)	(2,125)
Other long-term liabilities	(446)	(519)
Net cash provided by operating activities	6,648	16,045

Investing Activities
Purchases of property and equipment	(1,035)	(2,155)
Net cash used in investing activities	(1,035)	(2,155)

Financing Activities
Repayment of debt	—	(15,000)
Net proceeds from issuance of common stock	488	2,628
Minimum tax withholding paid on behalf of employees for restricted stock units	(475)	(4,419)
Net cash provided by (used in) financing activities	13	(16,791)
Effect of exchange rate changes on cash and cash equivalents	(303)	577
Increase (decrease) in cash, cash equivalents and restricted cash	5,323	(2,324)
Cash, cash equivalents and restricted cash at beginning of period	93,117	74,191
Cash, cash equivalents and restricted cash at end of period	$98,440	$71,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,246	$3,099
Cash paid for income taxes	$557	$872

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$2,599	$7,406
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of radio-frequency, or RF, high-performance analog, and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. MaxLinear’s customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable DOCSIS broadband modems and gateways, wireline connectivity devices for in-home networking applications, RF transceivers and modems for wireless carrier access and backhaul infrastructure, fiber-optic modules for data center, metro, and long-haul transport networks, video set-top boxes and gateways, hybrid analog and digital televisions, direct broadcast satellite outdoor and indoor units, and power management and interface products used in these and a range of other markets. The Company is a fabless integrated circuit design company whose products integrate all or a substantial portion of a broadband communication system.
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

The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 5, 2020, or the Annual Report. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
Use of Estimates and Significant Risks and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements.

In the quarter ended March 31, 2020, the Company’s revenues declined relative to its prior expectations in part due to the impact of the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced customer requests to delay shipments and supply constraints attributable to the COVID-19 pandemic. Heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued since March 31, 2020, and the Company may experience decreased sales and revenues in the near future. The Company’s management believes such impact may in particular affect the Company’s sales of high performance analog products in its industrial and multi-market business and may impact the rest of its business to some degree. However, the magnitude of such impact on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

The Company also believes that its $98.4 million of cash and cash equivalents at March 31, 2020 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including the potential impact of the WiFi and Broadband assets business (Note 14) and the Company’s efforts to integrate that business, changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 29, 2020, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. On January 1, 2020, the Company adopted ASC Topic 326, Measurement of Credit Losses on Financial Instruments, or ASC 326, and accordingly, modified its policy on accounting for allowance for doubtful accounts on trade accounts receivable as stated below. As described under “Recently Adopted Accounting Pronouncements,” section below, the impact of adopting ASC 326 for the Company was not material.
There have been no other significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of March 31, 2020 and the activity in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2020, were not material.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on the Company’s accounts receivable, net and accumulated deficit, as well as its results of operations for the three months ended March 31, 2020. The adoption is also not expected to have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ending December 31, 2020.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods. The Company performs its annual goodwill testing as of October 31, or more frequently if there are indicators of impairment. The application of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations as of and for the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
year ending December 31, 2020.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update are effective for the Company beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update in the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update are effective for the Company beginning with fiscal year 2020. The Company selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s property and equipment, net and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ending December 31, 2020.

Recently Issued Accounting Pronouncements
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(15,469)	$(4,851)
Denominator:
Weighted average common shares outstanding—basic	72,039	69,968
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	72,039	69,968
Net loss per share:
Basic	$(0.21)	$(0.07)
Diluted	$(0.21)	$(0.07)
For the three months ended March 31, 2020 and 2019, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 3.3 million for the 2020 period and 2.9 million for the 2019 period, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.

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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Employee separation expenses	$44	$472
Lease related charges	275	1,345
Other	170	100
	$489	$1,917

Lease related charges were related to exiting certain facilities. Lease-related charges for the three months ended March 31, 2019 includes the impairment of right-of-use assets of $2.2 million and leasehold improvements of $1.4 million, partially offset by a gain on the extinguishment of lease liabilities of $2.9 million following the release from such liability by the landlord. The Company does not expect to incur additional material costs related to current restructuring plans.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a roll-forward of the Company's restructuring liability for the three months ended March 31, 2020. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2019	$—	$818	$19	$837
Restructuring charges	44	275	170	489
Cash payments	(44)	(72)	(16)	(132)
Non-cash charges and adjustments	—	(208)	(159)	(367)
Liability as of March 31, 2020	—	813	14	827
Less: current portion as of March 31, 2020	—	(305)	(14)	(319)
Long-term portion as of March 31, 2020	$—	$508	$—	$508

Remaining lease related charges as of March 31, 2020 primarily consist of common area maintenance obligations.
4. Goodwill and Intangible Assets

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date).

During the three months ended March 31, 2020, there were no changes in the carrying amount of goodwill.

The Company performs an annual goodwill impairment assessment on October 31st each year, which effective in 2020, compares the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2020 and 2019, no goodwill impairment was recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases:

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.5	$2,070	$(1,685)	$385	$2,156	$(1,583)	$573
Developed technology	6.9	243,361	(117,103)	126,258	243,361	(108,522)	134,839
Trademarks and trade names	6.1	13,800	(7,076)	6,724	13,800	(6,511)	7,289
Customer relationships	4.6	121,100	(80,897)	40,203	121,100	(75,847)	45,253
Non-compete covenants	3.0	1,100	(1,100)	—	1,100	(1,083)	17
	6.1	$381,431	$(207,861)	$173,570	$381,517	$(193,546)	$187,971

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of net revenue	$8,591	$8,434
Research and development	1	34
Selling, general and administrative	5,723	5,798
	$14,315	$14,266

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$187,971	$240,500
Transfers to developed technology from IPR&D	—	1,500
Amortization	(14,315)	(14,266)
Impairment losses	(86)	—
Ending balance	$173,570	$227,734

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2020 and 2019, the Company recognized impairment losses related to finite-lived intangible assets of $0.1 million and $0, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2020:

Amount
(in thousands)
2020 (9 months)	$42,267
2021	55,799
2022	38,269
2023	26,075
2024	10,098
Thereafter	1,062
Total	$173,570
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consisted entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$—	$4,400
Transfers to developed technology from IPR&D	—	(1,500)
Ending balance	$—	$2,900

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three months ended March 31, 2020 and 2019, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

5. Financial Instruments
        The composition of financial instruments is as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Liabilities
Interest rate swap	$231	$37
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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one-month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty’s credit risk in the estimate of fair value of the interest rate swap. As of March 31, 2020 and December 31, 2019, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Interest rate swap, March 31, 2020	$231	$—	$231	$—
Interest rate swap, December 31, 2019	$37	$—	$37	$—

The following table summarizes activity for the interest rate swap:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Interest rate swap asset (liability)
Beginning balance	$(37)	$1,623
Unrealized loss recognized in other comprehensive income (loss)	(194)	(618)
Ending balance	$(231)	$1,005
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2020 and 2019.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 7).

6. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$98,373	$92,708
Short-term restricted cash	10	349
Long-term restricted cash	57	60
Total cash, cash equivalents and restricted cash	$98,440	$93,117

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2020 and December 31, 2019, cash and cash equivalents included money market funds of approximately $20.4 million. As of March 31, 2020 and December 31, 2019, the Company has restricted cash of approximately $0.1 million and $0.4 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Work-in-process	$14,485	$14,525
Finished goods	16,603	16,985
	$31,088	$31,510
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2020	December 31, 2019
		(in thousands)
Furniture and fixtures	5	$2,206	$2,199
Machinery and equipment	3-5	36,851	35,660
Masks and production equipment	2-5	15,194	15,209
Software	3	6,118	5,956
Leasehold improvements	1-5	15,255	16,186
Construction in progress	N/A	306	746
		75,930	75,956
Less: accumulated depreciation and amortization		(60,179)	(59,343)
		$15,751	$16,613

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1.6 million and $2.1 million, respectively.

Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$12,557	$16,454
Charged as a reduction of revenue	1,399	10,508
Payments	(5,932)	(8,019)
Ending balance	$8,024	$18,943

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	2,715	861
Accrued engineering and production costs	2,068	4,491
Accrued restructuring	319	294
Accrued royalty	513	923
Short-term lease liabilities	4,751	4,810
Accrued customer credits	49	832
Income tax liability	109	65
Customer contract liabilities	14	107
Accrued obligations to customers for price adjustments	9,053	8,382
Accrued obligations to customers for stock rotation rights	1,572	1,410
Other	4,998	4,496
	$30,661	$31,171
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2019	$(747)	$(140)	$(887)
Current period other comprehensive income (loss)	(580)	(153)	(733)
Balance at March 31, 2020	$(1,327)	$(293)	$(1,620)

7. Debt and Interest Rate Swap

Debt
The carrying amount of the Company's long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)

Principal	$212,000	$212,000
Less:
Unamortized debt discount	(1,253)	(1,328)
Unamortized debt issuance costs	(3,550)	(3,763)
Net carrying amount of long-term debt	207,197	206,909
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$207,197	$206,909
On May 12, 2017, the Company entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provided for an initial secured term B loan facility, or the “Initial Term Loan,” in an aggregate principal amount of $425.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
commitments from the lenders then party to the credit agreement or new lenders. The Company has requested an incremental loan under the agreement with new lenders to fund the pending acquisition of the Home Gateway Platform Division of Intel Corporation (Note 14).

Loans under the Initial Term Loan bear interest, at the Company’s option, at a rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one- three- or six-month interest period, plus 1.0% or (ii) an adjusted LIBOR rate, subject to a floor of 0.75%, in each case, plus an applicable margin of 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. Commencing on September 30, 2017, the Initial Term Loan amortizes in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan, with the balance payable on the maturity date. The Initial Term Loan has a term of seven years and will mature on May 12, 2024, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan is due. The Company is also required to pay fees customary for a credit facility of this size and type.
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $213.0 million from origination of the Initial Term Loan through March 31, 2020.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of March 31, 2020, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of March 31, 2020 and December 31, 2019, the weighted average effective interest rate on the long-term debt was approximately 4.6% and 4.9%, respectively.
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
During each of the three months ended March 31, 2020 and 2019, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense.
The approximate fair value of the term loan as of March 31, 2020 and December 31, 2019 was $200.8 million and $214.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of March 31, 2020 and December 31, 2019, the remaining principal balance on the term loan was $212.0 million, respectively. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of March 31, 2020 and December 31, 2019, the fair value of the interest rate swap was a $0.2 million and $0.04 million liability (Note 5), respectively, and is included in other current liabilities in the consolidated balance sheets. The decrease in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three months ended March 31, 2020 was $0.2 million. The interest rate swap expires in October 2020 and the total $0.2 million of unrealized loss before taxes recorded in accumulated other comprehensive income at March 31, 2020 is expected to be recorded against interest expense in the fourth quarter of 2020, upon expiration of the interest rate swap.

8. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At March 31, 2020, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2019. There have been no material changes to the terms of the Company's equity incentive plans during the three months ended March 31, 2020. All current stock awards are issued under the 2010 Plan and ESPP.
As of March 31, 2020, the number of shares of common stock available for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan was 15,895,366 shares and zero shares, respectively. As of March 31, 2020, the number of shares of common stock available for future issuance under the ESPP was 3,651,326 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of net revenue	$148	$130
Research and development	3,746	4,213
Selling, general and administrative	2,933	3,404
	$6,827	$7,747
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of March 31, 2020 was $58.0 million, and the weighted average period over which these equity awards are expected to vest is 3.07 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2020 was $17.6 million, and the weighted average period over which these equity awards are expected to vest is 2.15 years. The total unrecognized compensation cost related to unvested stock options as of March 31, 2020 was $1.7 million, and the weighted average period over which these equity awards are expected to vest is 2.14 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	2,924	$21.72
Granted	2,069	11.77
Vested	(418)	16.72
Canceled	(45)	21.29
Outstanding at March 31, 2020	4,530	$17.64
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each fiscal year in a three-year performance period based on the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods.
For the performance-based restricted stock units granted to date, 60% of each performance-based award is subject to the net sales metric for the performance period and 40% is subject to the non-GAAP diluted earnings per share metric for the performance period. The maximum percentage for a particular metric is 250% of the target number of units subject to the award related to that metric, however, vesting of the performance stock units is capped at 30% and 100%, respectively, of the target number of units subject to the award in years one and two, respectively, of the three-year performance period.
As of March 31, 2020, the Company believes that it is probable that the Company will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance period and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	445	$22.21
Granted(1)	1,416	11.67
Vested	(21)	22.21
Canceled	(32)	22.21
Outstanding at March 31, 2020	1,808	$13.95
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.

Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2020, there were no shares of common stock purchased under the ESPP.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Weighted-average grant date fair value per share	$5.48	$5.01
Risk-free interest rate	1.59%	2.51%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	43.14%	38.82%
The risk-free interest rate assumption was based on rates for United States (U.S.) Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term is the duration of the offering period for each grant date. In addition, the estimated volatility incorporates the historical volatility over the expected term based on the Company’s daily closing stock prices.
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,337	$13.05
Exercised	(52)	9.50
Canceled	(22)	14.23
Outstanding at March 31, 2020	1,263	$13.18	2.44	$2,207
Vested and expected to vest at March 31, 2020	1,258	$13.15	2.42	$2,207
Exercisable at March 31, 2020	1,053	$12.12	1.88	$2,207
No stock options were granted by the Company during the three months ended March 31, 2020.

The intrinsic value of stock options exercised was $0.3 million and $9.8 million in the three months ended March 31, 2020 and 2019, respectively.

Cash received from exercise of stock options was $0.5 million and $2.6 million during the three months ended March 31, 2020 and 2019, respectively.

The tax benefit from stock options exercised was $0.3 million and $9.0 million during the three months ended March 31, 2020 and 2019, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in March 2020, the Company issued 0.2 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2019 performance period. At March 31, 2020, the Company has an accrual of $3.1 million for bonus awards for employees for year-to-date achievement in the 2020 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

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
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a valuation allowance on its state deferred taxes, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded an income tax benefit of $6.7 million in the three months ended March 31, 2020 and an income tax benefit of $6.5 million for the three months ended March 31, 2019.
The income tax benefit in the three months ended March 31, 2020 and 2019, each primarily related to the mix of pre-tax income among jurisdictions, excess tax deficiencies and benefits, respectively, related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10. Also included in income tax benefit for the three months ended March 31, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020. Such tax benefit relates to the Company’s ability to carry back its 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.

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

During the three months ended March 31, 2020, the Company’s unrecognized tax benefits decreased by $0.1 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2020 were approximately $0.6 million and $0.1 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2020, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2016, 2015, and 2012, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the three months ended March 31, 2020 and 2019.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company’s income tax benefit for the three months ended March 31, 2020 and is not expected to have a material impact on its consolidated financial position and results of operations as of and for the full year ending December 31, 2020.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2020	2019
Percentage of total net revenue
Customer A (distributor)	18%	*
Customer B (direct)	10%	12%
____________________________
* Represents less than 10% of total net revenue for the respective period.
Balances that are 10% or greater of accounts receivable, based on the Company’s billings to the contract manufacturer customers, are as follows:

	March 31,	December 31,
	2020	2019
Percentage of gross accounts receivable
Customer A (distributor)	19%	*
Customer C (distributor)	11%	10%
____________________________
* Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2020	2019
Vendor A	19%	*
Vendor B	18%	13%
Vendor C	17%	*
Vendor D	16%	14%
Vendor E	*	19%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$52,035	84%	$71,548	85%
United States	1,616	3%	4,352	5%
Rest of world	8,376	13%	8,735	10%
Total	$62,027	100%	$84,635	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2020	2019
Percentage of total net revenue
Hong Kong	50%	45%
China	*	22%
____________________________
* Represents less than 10% of total revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong and China, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa, or EMEA markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2020		2019
	Amount	% of total	Amount	% of total
United States	$371,947	85%	$385,302	85%
Singapore	61,321	14%	63,556	14%
Rest of world	4,247	1%	5,034	1%
Total	$437,515	100%	$453,892	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2020	2019

Connected home	$32,254	$43,432
% of net revenue	52%	51%
Infrastructure	17,542	22,102
% of net revenue	28%	26%
Industrial and multi-market	12,231	19,101
% of net revenue	20%	23%
Total net revenue	$62,027	$84,635
Revenues from sales through the Company’s distributors accounted for 61% and 41% of net revenue for the three months ended March 31, 2020 and 2019, respectively.
Contract Liabilities
As of March 31, 2020 and December 31, 2019, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.01 million. Revenue recognized in each of the three months ended March 31, 2020 and 2019 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2020 and 2019.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2020 and December 31, 2019, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $8.0 million and $12.6 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 6. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2020 were $9.1 million and $1.6 million, respectively, and as of December 31, 2019 were $8.4 million and $1.4 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 6). The increase in revenue in the three months ended March 31, 2020 and 2019 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of March 31, 2020 and December 31, 2019, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, there were no impairment losses recorded on customer accounts receivable.

12. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2020 and December 31, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 2.7 years and 2.9 years, respectively.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2020:

Operating Leases
(in thousands)
2020 (9 months)	$3,989
2021	5,148
2022	3,544
2023	1,015
Total minimum payments	13,696
Less: imputed interest	(912)
Less: unrealized translation loss	(4)
Total lease liabilities	12,780
Less: short-term lease liabilities	(4,751)
Long-term lease liabilities	$8,029

Operating lease cost was $0.9 million for the three months ended March 31, 2020 and 2019.

Short-term lease costs for the three months ended March 31, 2020 and 2019 were not material. There were no right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2020 and 2019, respectively.

Subleases

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 3). Such subleases expire at various years through fiscal 2023.

As of March 31, 2020, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2020 (9 months)	$480
2021	546
2022	488
2023	291
Total minimum rental income	$1,805
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended March 31, 2020 and 2019 was approximately $0.2 million and $0.6 million, respectively (Note 3).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2020, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2020 (9 months)	$22,252	$2,985	$25,237
2021	—	1,445	1,445
2022	—	950	950
2023	—	447	447
2024	—	—	—
Thereafter	—	—	—
Total minimum payments	$22,252	$5,827	$28,079

Other obligations consist of contractual payments due for software licenses.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company believes that there are no currently pending litigation matters that, if determined adversely to the Company’s interests, would have a material effect on the Company’s financial position, results of operations, or cash flows or that would not be covered by the Company’s existing liability insurance.

14. Subsequent Event

Acquisition of Home Gateway Platform Division of Intel Corporation

On April 5, 2020, the Company entered into an asset purchase agreement with Intel Corporation, or Intel, under which the Company and its wholly owned Singapore subsidiary agreed to acquire certain assets and assume certain liabilities of the Home Gateway Platform Division of Intel Corporation, which the Company refers to as the WiFi and Broadband assets business, for a purchase price of $150.0 million in cash payable upon closing of the transaction. The Company intends to fund the transaction primarily with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from the Company’s balance sheet. The transaction is currently expected to close in the third quarter of 2020. The Company’s board of directors has unanimously approved the asset purchase agreement and the transactions contemplated thereby. During the three months ended March 31, 2020, the Company incurred $3.3 million in costs associated with the acquisition.

In connection with the asset purchase agreement, the Company entered into a debt commitment letter effective April 5, 2020 with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $140.0 million, subject to the satisfaction of certain customary closing conditions. The facilities are available to finance the acquisition and to pay fees and expenses incurred in connection therewith. The commitment letter provides that the term loan facility will have a three-year term and that term loans will bear interest at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum, at our option. The incremental term loan facility will be subject to a financial covenant of an initial maximum total net leverage ratio of 3.5 to 1 which decreases to 3.0 to 1 beginning with the sixth full fiscal quarter ending after the close of the transaction. The definitive documentation governing the debt financing has not been finalized, and, accordingly, the actual terms may differ from the description of such terms in the commitment letter.

The consummation of the closing is not subject to a financing condition but is subject to customary conditions to closing, including the receipt of approval (or expiration of the waiting period) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR. On April 21, 2020, the U.S. Federal Trade Commission (FTC) granted early termination of the waiting period with respect to the pending acquisition. In addition, as required by local law in certain jurisdictions, Intel will initiate consultations on the proposed transaction with its relevant works councils, trade unions and other employee organizations. Either party may terminate the Purchase Agreement, subject to certain exceptions, (i) if the closing has not occurred by December 5, 2020 or (ii) if a legal restraint would prevent the consummation of the closing.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In connection with the transaction, MaxLinear and Intel have agreed to enter into, as of the closing, certain other ancillary agreements, including (i) an intellectual property matters agreement, pursuant to which Intel will grant to MaxLinear a license to certain intellectual property rights for use by MaxLinear in connection with the acquired assets and MaxLinear will grant back to Intel a license to the intellectual property rights in the acquired assets, (ii) a supply agreement, pursuant to which Intel will manufacture and fabricate certain products for MaxLinear that are part of the acquired assets, (iii) an ethernet network controller services agreement, pursuant to which MaxLinear will provide Intel with certain development services with respect to certain Intel ethernet network controller products, and (iv) a transition services agreement, pursuant to which Intel will provide certain services on a transitional basis for up to a 12-month period after the closing, the scope of which includes services relating to real estate and facilities, information technology, and supply chain, procurement, sales operations, and engineering support.

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

In the three months ended March 31, 2020, revenues were $62.0 million. In fiscal 2019 and in the three months ended March 31, 2020, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 84% and 85% of net revenue during the three months ended March 31, 2020 and 2019, respectively, including 50% from products shipped to Hong Kong during the three months ended March 31, 2020 and 45% from products shipped to Hong Kong and 22% to mainland China during the three months ended March 31, 2019. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the three months ended March 31, 2020 and 2019 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2020, one of our distributor customers accounted for 18% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 48% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19
In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, France, Japan and South Korea, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have also instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. In addition, we have experienced some impact to our net revenue and gross profits in the first quarter 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer push-out requests. Further, global financial markets have reacted negatively to the

COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries. Heightened volatility and uncertainty in customer demand and the worldwide economy has continued since March 31, 2020 as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business, and may impact the rest of our business to some degree. However, the magnitude of such impact on our business and its duration is uncertain and cannot be reasonably estimated at this time.
As described below, on April 6, 2020, we announced that we had entered into a definitive agreement to acquire certain assets and assume certain liabilities from Intel Corporation related to its Home Gateway Platform Division. This business also operates in jurisdictions that have been and continue to be materially affected by the COVID-19 pandemic. In particular, the Intel division has major engineering, development, and other personnel whom we expect to become our employees in Germany, Austria, Israel, India, Singapore, Taiwan, Hong Kong, and China. Attempting to complete and integrate an acquisition of assets and new personnel around the world will be substantially complicated by continuing restrictions on travel and social distancing. In addition, engagement with and making offers to Intel employees that we are seeking to transfer to the Company in connection with the acquisition will be similarly complicated and presents potential employee retention risks. We are taking various steps to mitigate these risks, but we cannot predict whether or to what extent the pandemic may adversely affect the timing of completion of the acquisition or our ability to retain employees and successfully integrate the acquired business. In addition, the operating results of the acquired business are subject to the same financial and operational risks posed to MaxLinear’s current businesses, including potential declines in revenues, supply constraints, and other factors generally affecting businesses worldwide. For further discussion of potential risks arising from the acquisition, please see the discussion in Part II, Item 1A of this Quarterly Report on Form 10-Q captioned “Risk Factors.”
Recent Developments

Acquisition of Home Gateway Platform Division of Intel Corporation

On April 5, 2020, we entered into an asset purchase agreement with Intel Corporation, or Intel, under which we and our wholly owned Singapore subsidiary agreed to acquire certain assets and assume certain liabilities of the Home Gateway Platform Division of Intel, which we refer to as the WiFi and Broadband assets business, for a purchase price of $150.0 million in cash payable upon closing of the transaction. The transaction is currently expected to close in the third quarter of 2020. We intend to fund the transaction primarily with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from the Company’s balance sheet. The Company’s board of directors has unanimously approved the asset purchase agreement and the transactions contemplated thereby.

In connection with the asset purchase agreement, we entered into a debt commitment letter effective April 5, 2020 with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $140.0 million, subject to the satisfaction of certain customary closing conditions. The facilities are available to finance the acquisition and to pay fees and expenses incurred in connection therewith. The commitment letter provides that the term loan facility will have a three-year term and that term loans will bear interest at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum, at our option. The incremental term loan facility will be subject to a financial covenant of an initial maximum total net leverage ratio of 3.5 to 1 which decreases to 3.0 to 1 beginning with the sixth full fiscal quarter ending after the close of the transaction. The definitive documentation governing the debt financing has not been finalized, and, accordingly, the actual terms may differ from the description of such terms in the commitment letter.

For more information, please refer to Note 14 of our unaudited consolidated financial statements.
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission, or SEC, on February 5, 2020, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update are effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on our accounts receivable, net and accumulated deficit, as well as our results of operations for the three months ended March 31, 2020. The adoption is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for us beginning with fiscal year 2020, including interim periods. We perform our annual goodwill testing as of October 31, or more frequently if there are indicators of impairment. The application of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity’s valuation processes for Level 3 fair value measurements. The amendments in this update will be effective for us beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update in the quarter ended March 31, 2020 did not have a material impact on our consolidated financial position and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update will be effective for us beginning with fiscal year 2020. We selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on our property and equipment, net and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

Recently Issued Accounting Pronouncements
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net revenue	100%	100%
Cost of net revenue	50	47
Gross profit	50	53
Operating expenses:
Research and development	41	32
Selling, general and administrative	40	28
Impairment losses	—	—
Restructuring charges	1	2
Total operating expenses	82	63
Loss from operations	(32)	(9)
Total interest and other income (expense), net	(3)	(4)
Loss before income taxes	(36)	(13)
Income tax benefit	(11)	(8)
Net loss	(25)%	(6)%
Net Revenue

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Connected home	$32,254	$43,432	$(11,178)	(26)%
% of net revenue	52%	51%
Infrastructure	17,542	22,102	(4,560)	(21)%
% of net revenue	28%	26%
Industrial and multi-market	12,231	19,101	(6,870)	(36)%
% of net revenue	20%	23%
Total net revenue	$62,027	$84,635	$(22,608)	(27%)
Net revenue decreased $22.6 million to $62.0 million for the three months ended March 31, 2020, as compared to $84.6 million for the three months ended March 31, 2019. The decrease in connected home net revenue of $11.2 million was primarily driven by a slowdown in the satellite and cable markets, owing to reduced operator spending, the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, as well as the impact of several industry-wide dynamics related to coronavirus disease (COVID-19), including supply constraints early in the quarter, and certain customer push-out requests. Our MoCA shipments also declined owing to a pause in a ramp up, or expected increase in revenue, related to a new program at a large telecommunications customer. The decrease in infrastructure revenues of $4.6 million was primarily driven by decreased high performance analog, wireless backhaul, and high-speed interconnect shipments in this category. The decrease in industrial and multi-market revenue of $6.9 million was related to decreased shipments of high performance analog products in this category, which we attribute primarily to the impact of COVID-19.

We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic, we may experience decreased sales and revenues. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$31,265	$39,558	$(8,293)	(21)%
% of net revenue	50%	47%
Gross profit	30,762	45,077	(14,315)	(32)%
% of net revenue	50%	53%
Cost of net revenue decreased $8.3 million to $31.3 million for the three months ended March 31, 2020, as compared to $39.6 million for the three months ended March 31, 2019. The decrease was primarily driven by lower sales. Gross profit percentage declined for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic, we may experience decreased cost of net revenues resulting from decreased sales and revenues. We believe such impact may in particular affect our costs of sales on high performance analog products in our industrial and multi-market business.
Research and Development

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$25,689	$27,399	$(1,710)	(6)%
% of net revenue	41%	32%
Research and development expense decreased $1.7 million to $25.7 million for the three months ended March 31, 2020 from $27.4 million in the three months ended March 31, 2019. The decrease was primarily due to decreases in prototype expenses of $2.0 million due to timing of projects, payroll-related expenses of $0.3 million due to lower headcount, depreciation expense of $0.2 million as a result of certain machinery and equipment reaching the end of their useful lives, and occupancy expenses of $0.2 million from terminated leases. These decreases were partially offset by an increase in outside services expenses of $1.1 million mainly related to consulting and design tools.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$24,632	$23,591	$1,041	4%
% of net revenue	40%	28%
Selling, general and administrative expense increased $1.0 million to $24.6 million for the three months ended March 31, 2020, as compared to $23.6 million for the three months ended March 31, 2019. The increase was primarily due to an increase in professional fees of $2.5 million mainly related to our acquisition activities during the three months ended March 31, 2020. This increase was partially offset by decreases in payroll-related expenses of $0.6 million due to lower headcount, outside services expenses of $0.4 million due to completion of certain vendor services, travel expenses of $0.3 million, and depreciation expenses of $0.2 million mainly due to the restructuring of certain leasehold improvement assets.
We expect selling, general and administrative expenses other than acquisition transaction costs to remain relatively flat in the near-term; however, our expenses will increase in the future as we grow our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Impairment losses	$86	$—	$86	100%
% of net revenue	—%	—%
Impairment losses increased $0.1 million to $0.1 million for the three months ended March 31, 2020, compared to $0 for the three months ended March 31, 2019. Impairment losses in the 2020 period related to abandonment of a license of intellectual property.
Restructuring Charges

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$489	$1,917	$(1,428)	(74)%
% of net revenue	1%	2%
Restructuring charges decreased $1.4 million to $0.5 million for the three months ended March 31, 2020, compared to $1.9 million for the three months ended March 31, 2019. Restructuring charges in the three months ended March 31, 2020 primarily consisted of lease-related charges of approximately $0.3 million. Restructuring charges in the three months ended March 31, 2019 primarily consisted of lease-related charges of approximately $1.3 million and severance-related and other charges totaling approximately $0.6 million.
Interest and Other Income (Expense)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(2,071)	$(3,483)	$1,412	(41)%
% of net revenue	(3)%	(4)%
Interest and other income (expense), net changed by $1.4 million from a net expense of $3.5 million in the three months ended March 31, 2019 to a net expense of $2.1 million for the three months ended March 31, 2020. The change in interest and other income (expense), net was primarily due to favorable foreign currency exchange of $0.9 million and a decrease in interest expense of $0.5 million pertaining to a lower average balance of debt outstanding under our term loan facility during the period.
Income Tax Benefit

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Income tax benefit	$(6,736)	$(6,462)	$(274)	4%
The income tax benefit for the three months ended March 31, 2020 was $6.7 million compared to an income tax benefit of $6.5 million for the three months ended March 31, 2019.
The income tax benefit for the three months ended March 31, 2020 and 2019 each primarily related to the mix of pre-tax income among jurisdictions, excess tax deficiencies and benefits, respectively, related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10. Also included in income tax benefit for the three months ended March 31, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020. Such tax benefit relates to our ability to carry back our 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.

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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the year ending December 31, 2020.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $98.4 million, restricted cash of $0.1 million and net accounts receivable of $44.8 million. Additionally, as of March 31, 2020, our working capital was $118.2 million.
Our primary uses of cash are to fund operating expenses, purchases of inventory, property and equipment, intangible assets, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt. We expect to fund our pending acquisition of the WiFi and Broadband assets business with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from our balance sheet. Such transaction is currently expected to close in the third quarter of 2020.
Heightened volatility and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including the potential impact of the WiFi and Broadband assets business and our efforts to integrate that business, changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as stock-based compensation, amortization and depreciation of acquired intangible assets, leased right-of-use assets and property and equipment, and impairment of intangible assets and leased right-of-use assets. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. Our credit agreement, under which we entered into a term loan to partially fund our acquisition of Exar, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. We requested an incremental loan under this credit agreement with new initial lenders in connection with the pending acquisition transaction.

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31,	December 31,
	2020	2019
	(in thousands)
Working capital	$118,181	$115,208
Cash and cash equivalents	$98,373	$92,708
Short-term restricted cash	10	349
Long-term restricted cash	57	60
Total cash, cash equivalents and restricted cash	$98,440	$93,117

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$6,648	$16,045
Net cash used in investing activities	(1,035)	(2,155)
Net cash provided by (used in) financing activities	13	(16,791)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(303)	577
Increase (decrease) in cash, cash equivalents and restricted cash	$5,323	$(2,324)
Cash Flows from Operating Activities
Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2020. Net cash provided by operating activities consisted of positive cash flow from $17.8 million in non-cash items and $4.2 million in changes in operating assets and liabilities, partially offset by net loss of $15.5 million and excess tax benefits from stock-based compensation of $0.1 million. Non-cash items included in net loss for the three months ended March 31, 2020 primarily included depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $16.7 million and stock-based compensation of $6.8 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2020 and consisted entirely of purchases of property and equipment.
Net cash used in investing activities was $2.2 million for the three months ended March 31, 2019 and consisted entirely of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.01 million for the three months ended March 31, 2020. Net cash provided by financing activities consisted primarily of cash inflows from net proceeds from issuance of common stock upon exercise of stock options, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units.

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

We believe that our $98.4 million of cash and cash equivalents at March 31, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $213.0 million of debt through March 31, 2020. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The initial term loan facility has a seven-year term expiring in May 2024 and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin. We expect to fund our pending acquisition of the WiFi and Broadband assets business with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from our balance sheet. Such transaction is currently expected to close in the third quarter of 2020.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in March 2020, we issued 0.2 million freely-tradable shares of our common stock in settlement of bonus awards for the 2019 performance period. We expect to implement a similar equity-based plan for fiscal 2020, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2020, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of March 31, 2020, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Long-term debt obligations	$212,000	$—	$—	$212,000
Operating lease obligations	13,696	3,989	8,692	1,015
Inventory purchase obligations	22,252	22,252	—	—
Other obligations	5,827	2,985	2,395	447
Total	$253,775	$29,226	$11,087	$213,462

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at March 31, 2020 included $6.1 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $3.9 million to $253.8 million as of March 31, 2020, from $249.8 million as of December 31, 2019 primarily as a result of increased orders of inventory placed with our vendors, partially offset by contractual payments made on our operating leases, software licenses and outstanding inventory orders during the period.
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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of March 31, 2020, aggregate borrowings under the Initial Term Loan were $212.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. However, interest rates have significantly decreased recently over a short period of time. Should interest rates continue to trend significantly below that of our fixed swap interest rate, we may pay higher interest expense than market for the duration of the swap, which terminates in October 2020. We are also still subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates and/or decreased prepayments of principal in the future, particularly once the interest rate swap expires in October 2020. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We believe that there are no currently pending litigation matters that, if determined adversely to our interests, would have a material effect on our financial position, results of operations, or cash flows or that would not be covered by our existing liability insurance.

ITEM 1A. RISK FACTORS
This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 5, 2020, or the Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results.
Risks Relating to the Proposed Acquisition of the Home Gateway Platform Division of Intel Corporation

If the acquisition is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize material synergies as a result of our proposed acquisition of the Home Gateway Platform Division of Intel Corporation, or Intel, which we refer to as the WiFi and Broadband assets business and as a result, we currently believe that the acquisition will be accretive to our free cash-flow and non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, and the amortization of purchased intangible assets and step-up to fair value of inventory as well as depreciation of step-up to fair value of fixed assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisition are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the WiFi and Broadband assets business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the WiFi and Broadband assets business’s products in particular. The integration of the WiFi and Broadband assets business may present substantial incremental challenges that could materially and adversely affect our ability to realize the currently anticipated financial, operational, and strategic benefits of the acquisition. Additional assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:
•projections of the WiFi and Broadband assets business’s future revenues;
•the anticipated financial performance of WiFi and Broadband assets business’s products and products currently in development;

•anticipated cost savings and other synergies associated with the acquisition, including potential revenue synergies;
•our expected capital structure after the acquisition;
•the amount of goodwill and intangibles that will result from the acquisition;
•certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;
•acquisition costs, including restructuring charges and transactions costs payable to our financial, legal, and accounting advisors;
•our ability to maintain, develop, and deepen relationships with customers of the WiFi and Broadband assets business; and
•other financial and strategic risks of the WiFi and Broadband assets business acquisition, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays, the credit risk associated from the potential debt facility described below, and continued uncertainty arising from the COVID-19 pandemic.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the WiFi and Broadband assets business, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate the WiFi and Broadband assets business successfully; currently unanticipated incremental costs that we may incur in connection with integrating the WiFi and Broadband assets business into MaxLinear’s; risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of the WiFi and Broadband assets business’s customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the WiFi and Broadband assets business specifically. We believe the continuing pandemic enhances certain of these risks and presents additional uncertainty in our ability to achieve the financial and strategic objectives of the acquisition. Any failure to integrate the WiFi and Broadband assets business successfully and to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Failure to integrate the WiFi and Broadband assets business with our business and operations successfully in the expected time-frame or otherwise may adversely affect MaxLinear’s operating results and financial condition if the acquisition is completed.
The success of the proposed acquisition of the WiFi and Broadband assets business will depend, in substantial part, on our ability to integrate the acquired business with MaxLinear and to realize fully the anticipated benefits and potential synergies from the integration, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of the WiFi and Broadband assets business’s product portfolio. Following the acquisition, certain of the acquired products will be supplied to us under the terms of a supply agreement with Intel. While we believe this supply agreement mitigates certain near-term integration risks, we will also rely on Intel as a source of supply for these products. Accordingly, this relationship will present similar supply risks as exist with respect to our other products as a fabless semiconductor company dependent on specific foundry relationships. See the Risk Factor entitled “We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.” We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with the WiFi and Broadband assets business and addressing the different corporate cultures of MaxLinear and the WiFi and Broadband assets business. Furthermore, the WiFi and Broadband assets business also operates in jurisdictions materially affected by the COVID-19 pandemic, which enhances integration risks, in particular risks relating to our ability to hire and retain key employees at a time when engagement is difficult, as described in more detail under the Risk Factor entitled “We may have difficulty motivating and retaining key personnel in light of the acquisition.” Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the businesses are not successfully integrated, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our common stock.
Our business relationships, including customer relationships, and those of the WiFi and Broadband assets business may be subject to disruption due to uncertainty associated with the acquisition.
In response to the announcement of the acquisition, customers, vendors, licensors, and other third parties with whom we or the WiFi and Broadband assets business do business or otherwise have relationships may experience uncertainty associated with the acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or the WiFi and Broadband assets business while the acquisition is pending or with MaxLinear after the acquisition is completed. As a result, we are in many instances unable to evaluate the impact of the acquisition on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing WiFi and Broadband assets business products after the acquisition is completed, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the acquisition. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the acquisition is pending or after it is completed. The adverse effect of any such disruptions could be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our common stock.
We may have difficulty motivating and retaining key personnel in light of the acquisition.
Uncertainty about the effect of the pending acquisition on key employees may have an adverse effect on MaxLinear or the WiFi and Broadband assets business. Employee retention may be particularly challenging as our and the WiFi and Broadband assets business’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following completion of the acquisition. Furthermore, the WiFi and Broadband assets business also operates in jurisdictions materially affected by the COVID-19 pandemic. In particular, the Intel division has major engineering, development, and other personnel whom we expect to become our employees in Germany, Austria, Israel, India, Singapore, Taiwan, Hong Kong, and China. Attempting to complete and integrate an acquisition of assets and new personnel around the world will be substantially complicated by continuing restrictions on travel and social distancing. We are taking various steps to mitigate these risks, but we cannot predict whether or to what extent the pandemic may adversely affect the timing of completion of the acquisition or our ability to retain employees and successfully integrate the acquired business. MaxLinear must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition and could have a material adverse effect on our business, operating results, and financial condition.
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

In connection with the acquisition of the WiFi and Broadband assets business, we will incur approximately $140.0 million of incremental secured term loan indebtedness, adding to our existing $212.0 million of indebtedness outstanding from a prior acquisition. Such indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and will contain financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As previously disclosed, MaxLinear will finance the acquisition of the WiFi and Broadband assets business in part with an incremental secured term loan facility in an aggregate principal amount of approximately $140.0 million. The incremental term loan facility will be secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. We have previously only carried long term debt on our balance sheet from one acquisition. We have prepaid a substantial portion of the total principal of such debt and have financed the remainder of our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. MaxLinear previously financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of March 31, 2020. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25% until the swap expires in October 2020. The existing term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries.

Incurring material incremental indebtedness will adversely affect our operating expenses through increased interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, the incremental term loan provisions will include financial covenants including an initial maximum total net leverage ratio of 3.5 to 1 which decreases to 3.0 to 1 beginning with the sixth full fiscal quarter after the closing of the acquisition and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The existing secured term loan is currently only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
Specifically, our combined indebtedness could have important consequences to investors in our common stock, including the following:
•we will be subject to substantial variable interest rate risk because our interest rate under the incremental term loan will vary based on a fixed margin of 4.25% per annum over an adjusted LIBOR rate or 3.25% per annum over an adjusted base rate. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the term loan indebtedness;
•we are subject to a fixed rate of interest on a substantial portion of the existing secured term loan through October 2020 as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our initial term loan will increase. Our interest rate under the initial term loan also varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates have significantly decreased recently over a short period of time and we are paying higher interest expense than market on the swap through its expiration in October 2020;
•a portion of our cash flows will be dedicated to the payment of interest and when applicable, principal, on our indebtedness and other obligations and will not be available for use in our business;
•our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.

If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our debt service agreements, which include a maximum leverage ratio, we would be in default under the terms of these agreements. Subject to customary cure rights, any default would permit the holders of the indebtedness to accelerate repayment of this debt and could cause defaults under other indebtedness that we have, any of which could have a material adverse effect on the trading price of our common stock.
We expect to incur substantial expenses related to the integration of MaxLinear and the WiFi and Broadband assets business.
We expect to incur substantial expenses in connection with integrating the operations of MaxLinear and the WiFi and Broadband assets business. We expect operational integration to require substantial management attention. Numerous factors, many of which are beyond our control, could affect the total cost or the timing of expected integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. These integration expenses may result in MaxLinear’s taking significant charges against earnings following the completion of the acquisition.
We expect to record additional goodwill and other intangible assets in connection with the acquisition of the WiFi and Broadband assets business. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We expect that the acquisition of the WiFi and Broadband assets business will be accounted for as a business combination under the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the acquisition will reflect the acquired business’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of March 31, 2020, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $173.6 million and we expect those balances to increase with the acquisition of the WiFi and Broadband assets business. Consequently, we could recognize material impairment charges in the future.
In addition to our pending acquisition of the WiFi and Broadband assets business, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
We have completed acquisitions in prior years and intend to acquire the WiFi and Broadband assets business in 2020. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions could result in:
•issuances of equity securities dilutive to our existing stockholders;
•substantial cash payments;
•the incurrence of substantial debt and assumption of unknown liabilities;
•large one-time write-offs;

•amortization expenses related to intangible assets;
•a limitation on our ability to use our net operating loss carryforwards;
•the diversion of management's time and attention from operating our business to acquisition integration challenges;
•stockholder or other litigation relating to the transaction;
•adverse tax consequences; and
•the potential loss of key employees, customers and suppliers of the acquired businesses.
Integrating acquired organizations and their products and services, including the integration of completed acquisitions, may be expensive, time-consuming and a strain on our resources and our relationships with employees, customers, distributors and suppliers, and ultimately may not be successful. The benefits or synergies we may expect from the acquisition of complementary or supplementary businesses may not be realized to the extent or in the time frame we initially anticipate. Some of the risks that may affect our ability to successfully integrate acquired businesses include those associated with:
•failure to successfully further develop the acquired products or technology;
•conforming the acquired company’s standards, policies, processes, procedures and controls with our operations;
•coordinating new product and process development, especially with respect to highly complex technologies;
•loss of key employees or customers of the acquired company;
•hiring additional management and other critical personnel;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•increasing the scope, geographic diversity and complexity of our operations;
•consolidation of facilities, integration of the acquired company’s accounting, human resource and other administrative functions and coordination of product, engineering and sales and marketing functions;
•the geographic distance between the companies;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims for terminated employees, customers, former stockholders or other third parties.
We have in the past been and may in the future be party to ligation related to acquisitions. Any adverse determination in litigation resulting from acquisitions could have a material adverse effect on our business and operating results.
Risks Related to Our Business
Impacts of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.
In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, France, Japan and South Korea, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have also instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. In addition, we have experienced some impact to our net revenue and gross profits in the first quarter 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests. Further, global financial markets have reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries. Heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued since March 31, 2020 as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business and may impact the rest of our business to some degree. However, the magnitude of such impact on our business and its duration is uncertain and cannot be reasonably estimated at this time.
Other areas of our business which could be disrupted or subject to negative impacts may include, but may not be limited to, the following:
•Decreased demand in geographic locations more severely impacted by the outbreak, particularly in the U.S. and Europe;
•Further supply constraints, including delays in production from temporary facility closures, supply shortages, and foundry, assembly or test capacity limitations;
•Disruptions in product shipments from travel and shipping restrictions imposed in response to local outbreaks;
•Slow down in the pace of closing our proposed acquisition or integration thereof resulting from remote work arrangements and/or governmental closures beyond our control;
•Reduced ability to accurately predict our future revenue and budget future expenses;
•Inefficiencies, delays and additional costs in design win, product development, production and fulfillment which may be exacerbated by remote work arrangements;
•Accounts receivable collection issues should any of our limited and significant customers experience liquidity concerns;
•Material impacts to the value of our common stock, which may result in impairment of our goodwill;
•Material impairment of our assets, if recoverability thereof becomes a concern;
•Decreased availability of capital or access thereto, including from relief funds made available by the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the United States and from other jurisdictions in which we operate; and
•Increased data security risks from remote working arrangements of our employees and those of our customers and vendors.
Although we currently expect that our present cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, a material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
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
For the three months ended March 31, 2020, one of our distributor customers accounted for 18% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 48% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
•substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;
•some of our customers have sought or are seeking relationships with current or potential competitors which may affect their purchasing decisions;
•service provider and OEM consolidation across cable, satellite, and fiber markets could result in significant changes to our customers’ technology development and deployment priorities and roadmaps, which could affect our ability to forecast demand accurately and could lead to increased volatility in our business; and

•technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which could affect operator demand for our products.
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
For the three months ended March 31, 2020 and 2019, revenue directly attributable to connected home applications accounted for approximately 52% and 51% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended March 31, 2020 and 2019, our research and development expense was $25.7 million and $27.4 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and macro environment and trade issues, including industry-wide dynamics pertaining to the COVID-19 pandemic. Our net revenue decreased from approximately $385.0 million in 2018 to $317.2 million in 2019. In addition, our net revenue decreased from $84.6 million in the three months ended March 31, 2019 to $62.0 million in the three months ended March 31, 2020. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
To return to growth and manage any future growth successfully, we believe we must effectively, among other things:
•successfully develop new products and penetrate new applications and markets;
•recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;
•add sales personnel and expand customer engineering support offices;
•implement and improve our administrative, financial and operational systems, procedures and controls; and
•enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.
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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution are costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the infringing products, processes or technology;
•pay substantial damages for infringement;
•expend significant resources to develop non-infringing products, processes or technology;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.
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
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•failure by us, our customers, or their end customers to qualify a selected supplier;

•capacity shortages during periods of high demand or from events beyond our control;
•reduced control over delivery schedules and quality;
•shortages of materials;
•misappropriation of our intellectual property;
•limited warranties on wafers or products supplied to us; and
•potential increases in prices.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the recent outbreak of COVID-19, certain of our product shipments from China were temporarily delayed earlier in the first quarter of 2020. Although we continue to monitor the situation, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. We cannot guarantee that:
•any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;
•our intellectual property rights will provide competitive advantages to us;
•our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•any of our pending or future patent applications will be issued or have the coverage originally sought;
•our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;

•any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or
•we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments.
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
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant as has occurred in the past, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 61% and 41% of our net revenue in the three months ended March 31, 2020 and 2019, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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

Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in and expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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

Our operating history had previously focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets. We have also expanded into the wired whole-home broadband connectivity market and entered the markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
•changes in end-user demand for the products manufactured and sold by our customers;
•the receipt, reduction or cancellation of significant orders by customers;
•fluctuations in the levels of component inventories held by our customers;
•the gain or loss of significant customers;
•market acceptance of our products and our customers’ products;
•our ability to develop, introduce, and market new products and technologies on a timely basis;
•the timing and extent of product development costs;
•new product announcements and introductions by us or our competitors;
•incurrence of research and development and related new product expenditures;
•seasonality or cyclical fluctuations in our markets;

•government actions, by the United States, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to customers;
•currency fluctuations;
•fluctuations in IC manufacturing yields;
•significant warranty claims, including those not covered by our suppliers;
•changes in our product mix or customer mix;
•intellectual property disputes;
•loss of key personnel or the shortage of available skilled workers;
•impairment of long-lived assets, including masks and production equipment;
•the effects of competitive pricing pressures, including decreases in average selling prices of our products; and
•uncertainties arising from the impact of the COVID-19 pandemic on the market and our business operations.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at March 31, 2020. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.

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
We sell our products throughout the world. Products shipped to Asia accounted for 84% and 85% of our net revenue in the three months ended March 31, 2020 and 2019, respectively. In addition, approximately 53% of our employees are located outside of the United States as of March 31, 2020. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas and customs duties and tariffs;
•disruptions of capital and trading markets;
•changes in import or export licensing requirements;
•transportation delays;

•civil disturbances or political instability;
•geopolitical turmoil, including terrorism, war or political or military coups;
•public health emergencies, including the COVID-19 pandemic;
•differing employment practices and labor standards;
•limitations on our ability under local laws to protect our intellectual property;
•local business and cultural factors that differ from our customary standards and practices;
•nationalization and expropriation;
•changes in tax laws;
•currency fluctuations relating to our international operating activities; and
•difficulty in obtaining distribution and support.
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
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our semiconductors into international markets.
Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and ODMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations outside of China. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could have a material adverse effect on our business and operating results.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. We currently have plans to use a portion of these assets to acquire the WiFi and Broadband assets business. We may also, in the future, use a portion of our assets to acquire other complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents and resources for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions provide for the following:
•authorize our Board of Directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our Board of Directors, our Chairman of the Board of Directors, or our President;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
•establish that our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;
•provide that our directors may be removed only for cause;
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•specify that no stockholder is permitted to cumulate votes at any election of directors; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
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
The trading price of our common stock could become highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
•actual or anticipated fluctuations in our financial condition and operating results;
•overall conditions in the semiconductor market;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of technological innovations by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•additions or departures of key personnel;
•competition from existing products or new products that may emerge;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;
•acquisitions, if applicable, may not be accretive and may cause dilution to our earnings per shares;
•announcement or expectation of additional financing efforts;

•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the global COVID-19 pandemic.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2020, we had approximately 72.3 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2019 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.2 million shares of our common stock for the 2019 performance period in March 2020. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
2.1
Asset Purchase Agreement, dated as of April 5, 2020, by and among MaxLinear, Inc., a Delaware corporation, Intel Corporation, a Delaware corporation, and MaxLinear Asia Singapore Private Limited, a wholly-owned subsidiary of MaxLinear (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 6, 2020 (File No. 001-34666)).

10.1
Debt Commitment Letter by and among MaxLinear, Inc., MUFG Union Bank, and Wells Fargo Bank, N.A. dated as of April 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 6, 2020 (File No. 001-34666)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	April 29, 2020	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)