Form 10-Q
period 2020-06-30
MAXLINEAR INC
filed 2020-07-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 16, 2020, the registrant had 73,115,559 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$107,362	$92,708
Short-term restricted cash	9	349
Accounts receivable, net	41,434	50,411
Inventory	34,284	31,510
Prepaid expenses and other current assets	7,489	6,792
Total current assets	190,578	181,770
Long-term restricted cash	58	60
Property and equipment, net	18,059	16,613
Leased right-of-use assets	8,942	10,978
Intangible assets, net	159,441	187,971
Goodwill	238,330	238,330
Deferred tax assets	76,371	67,284
Other long-term assets	1,281	2,785
Total assets	$693,060	$705,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,832	$13,442
Accrued price protection liability	5,902	12,557
Accrued expenses and other current liabilities	31,685	31,171
Accrued compensation	14,545	9,392
Total current liabilities	69,964	66,562
Long-term lease liabilities	6,833	9,335
Long-term debt	207,486	206,909
Other long-term liabilities	6,802	8,065
Total liabilities	291,085	290,871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 73,103 shares issued and outstanding at June 30, 2020 and 71,931 shares issued and outstanding December 31, 2019	7	7
Additional paid-in capital	554,250	529,596
Accumulated other comprehensive loss	(1,210)	(887)
Accumulated deficit	(151,072)	(113,796)
Total stockholders’ equity	401,975	414,920
Total liabilities and stockholders’ equity	$693,060	$705,791
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$65,220	$82,507	$127,247	$167,142
Cost of net revenue	32,477	38,427	63,742	77,985
Gross profit	32,743	44,080	63,505	89,157
Operating expenses:
Research and development	27,984	24,304	53,673	51,703
Selling, general and administrative	27,470	22,327	52,102	45,918
Impairment losses	—	—	86	—
Restructuring charges	64	416	553	2,333
Total operating expenses	55,518	47,047	106,414	99,954
Loss from operations	(22,775)	(2,967)	(42,909)	(10,797)
Interest income	31	192	256	339
Interest expense	(2,183)	(2,853)	(4,659)	(5,828)
Other income (expense), net	(81)	(14)	99	(669)
Total interest and other income (expense), net	(2,233)	(2,675)	(4,304)	(6,158)
Loss before income taxes	(25,008)	(5,642)	(47,213)	(16,955)
Income tax benefit	(3,201)	(3,413)	(9,937)	(9,875)
Net loss	$(21,807)	$(2,229)	$(37,276)	$(7,080)
Net loss per share:
Basic	$(0.30)	$(0.03)	$(0.51)	$(0.10)
Diluted	$(0.30)	$(0.03)	$(0.51)	$(0.10)
Shares used to compute net loss per share:
Basic	72,740	70,917	72,389	70,445
Diluted	72,740	70,917	72,389	70,445

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	(21,807)	(2,229)	$(37,276)	$(7,080)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $33 and $24 for the three and six months ended June 30, 2020, respectively, and net of tax benefit of $14 and $15 for the three and six months ended June 30, 2019, respectively	294	(80)	(286)	433
Unrealized gain (loss) on interest rate swap, net of tax expense of $30 and tax benefit of $11 for the three and six months ended June 30, 2020, respectively, and net of tax benefit of $164 and $294 for the three and six months ended June 30, 2019, respectively	116	(623)	(37)	(1,111)
Other comprehensive income (loss)	410	(703)	(323)	(678)
Total comprehensive loss	$(21,397)	$(2,932)	$(37,599)	$(7,758)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2020
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	71,931	$7	$529,596	$(887)	$(113,796)	$414,920
Common stock issued pursuant to equity awards, net	414	—	2,612	—	—	2,612
Stock-based compensation	—	—	6,827	—	—	6,827
Other comprehensive loss	—	—	—	(733)	—	(733)
Net loss	—	—	—	—	(15,469)	(15,469)
Balance at March 31, 2020	72,345	7	539,035	(1,620)	(129,265)	408,157
Common stock issued pursuant to equity awards, net	597	—	989	—	—	989
Employee stock purchase plan	161	—	2,141	—	—	2,141
Stock-based compensation	—	—	12,085	—	—	12,085
Other comprehensive income	—	—	—	410	—	410
Net loss	—	—	—	—	(21,807)	(21,807)
Balance at June 30, 2020	73,103	$7	$554,250	$(1,210)	$(151,072)	$401,975
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(37,276)	$(7,080)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	33,265	33,509
Impairment losses	86	—
Amortization of debt issuance costs and accretion of discount on debt and leases	807	793
Stock-based compensation	18,912	15,954
Deferred income taxes	(9,087)	(11,076)
Loss on disposal of property and equipment	—	46
Impairment of leasehold improvements	163	1,442
Impairment of leased right-of-use assets	44	2,182
Gain on extinguishment of lease liabilities	—	(2,880)
(Gain) loss on foreign currency	(226)	513
Excess tax benefits on stock-based awards	(378)	(3,811)
Changes in operating assets and liabilities:
Accounts receivable	8,977	2,880
Inventory	(2,831)	(1,137)
Prepaid expenses and other assets	774	(44)
Leased right-of-use assets	326	1,626
Accounts payable, accrued expenses and other current liabilities	5,235	4,882
Accrued compensation	7,757	684
Accrued price protection liability	(6,669)	(5,160)
Lease liabilities	(2,709)	(4,304)
Other long-term liabilities	(1,262)	(530)
Net cash provided by operating activities	15,908	28,489

Investing Activities
Purchases of property and equipment	(4,936)	(2,679)
Purchase of intangibles	(13)	—
Net cash used in investing activities	(4,949)	(2,679)

Financing Activities
Repayment of debt	—	(30,000)
Net proceeds from issuance of common stock	4,642	5,933
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,499)	(9,827)
Net cash provided by (used in) financing activities	3,143	(33,894)
Effect of exchange rate changes on cash and cash equivalents	210	931
Increase (decrease) in cash, cash equivalents and restricted cash	14,312	(7,153)
Cash, cash equivalents and restricted cash at beginning of period	93,117	74,191
Cash, cash equivalents and restricted cash at end of period	$107,429	$67,038

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,999	$6,184
Cash paid for income taxes	$1,220	$2,217

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$2,599	$7,406
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 5, 2020, or the Annual Report. Interim results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
Use of Estimates and Significant Risks and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements.

In the six months ended June 30, 2020, the Company’s revenues were impacted by the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company's revenues in the first quarter 2020 declined relative to its prior expectations, and the Company experienced customer requests to temporarily delay shipments and supply constraints attributable to the COVID-19 pandemic. Heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience decreased sales and revenues in the near future. The Company’s management believes such impact may in particular affect the Company’s sales of high performance analog products in its industrial and multi-market business and potentially may also impact certain other markets, such as wireless backhaul and the rest of its business to some degree. However, the magnitude of such impact on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

The Company also believes that its $107.4 million of cash and cash equivalents at June 30, 2020 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including the potential impact of the purchase of the WiFi and Broadband assets business and related planned issuance

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
of debt (Note 14) and the Company’s efforts to integrate that business, changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 23, 2020, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
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
There have been no other significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of June 30, 2020 and the activity in this account, including the current-period provision for expected credit losses for the six months ended June 30, 2020, were not material.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR), which will be discontinued by the end of 2021. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company's LIBOR interest rate swap expires in October 2020 and will not be impacted by reference rate reform. Therefore, the adoption of the amendments in this update did not have a material impact on the Company's accumulated other comprehensive loss or its results of operations as of and for the three months ended June 30, 2020, and is also not expected to have a material impact on the Company's consolidated financial position and results of operations as of and for the year ending December 31, 2020.

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

In May 2020, the SEC issued a final rule that amends the financial statement requirements for business acquisitions and related pro forma financial information. The rule modifies the significance tests to replace total assets with aggregate worldwide market value of common equity in the investment test and to include a revenue component in the income test while requiring the use of absolute value to calculate average net income for the last five fiscal years. The rule improves the presentation of pro forma financial information by replacing pro forma adjustments with transaction accounting adjustments and adds the optional disclosure of management’s adjustments related to synergies and dis-synergies. The rule also reduces the number of acquiree

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
annual financial statement periods required to a maximum of the two most recent fiscal years. The final rule is effective for the Company beginning with fiscal year 2021, with early application permitted; all applicable aspects of the rule are required to be applied upon adoption. The Company intends to early adopt the rule in its future filings related to the pending acquisition of the WiFi and Broadband assets business (Note 14). The adoption of the rule is not expected to have an impact on the Company’s consolidated financial position and results of operations as of and for the year ending December 31, 2020.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(21,807)	$(2,229)	$(37,276)	$(7,080)
Denominator:
Weighted average common shares outstanding—basic	72,740	70,917	72,389	70,445
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	72,740	70,917	72,389	70,445
Net loss per share:
Basic	$(0.30)	$(0.03)	$(0.51)	$(0.10)
Diluted	$(0.30)	$(0.03)	$(0.51)	$(0.10)
For the three and six months ended June 30, 2020 and 2019, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 2.5 million and 2.9 million for the 2020 periods, respectively, and 2.5 million and 2.7 million for the 2019 periods, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.

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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Employee separation expenses	$52	$402	$97	$874
Lease related charges	—	(44)	275	1,301
Other	12	58	181	158
	$64	$416	$553	$2,333

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Lease related charges were related to exiting certain facilities. Lease-related charges for the six months ended June 30, 2019 included the impairment of right-of-use assets of $2.2 million and leasehold improvements of $1.4 million, partially offset by a gain on the extinguishment of lease liabilities of $2.9 million following the release from such liability by the landlord. The Company does not expect to incur additional material costs related to current restructuring plans.

The following table presents a roll-forward of the Company's restructuring liability for the six months ended June 30, 2020. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2019	$—	$818	$19	$837
Restructuring charges	97	275	181	553
Cash payments	(44)	(155)	(27)	(226)
Non-cash charges and adjustments	—	(198)	(164)	(362)
Liability as of June 30, 2020	53	740	9	802
Less: current portion as of June 30, 2020	(53)	(296)	(9)	(358)
Long-term portion as of June 30, 2020	$—	$444	$—	$444

Remaining lease related charges as of June 30, 2020 primarily consist of common area maintenance obligations.
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

During the three and six months ended June 30, 2020, there were no changes in the carrying amount of goodwill.

The Company performs an annual goodwill impairment assessment on October 31st each year, which effective in 2020, compares the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and six months ended June 30, 2020 and 2019, no goodwill impairment was recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases:

		June 30, 2020			December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$2,083	$(1,787)	$296	$2,156	$(1,583)	$573
Developed technology	6.9	243,361	(125,685)	117,676	243,361	(108,522)	134,839
Trademarks and trade names	6.1	13,800	(7,641)	6,159	13,800	(6,511)	7,289
Customer relationships	4.6	121,100	(85,790)	35,310	121,100	(75,847)	45,253
Non-compete covenants	3.0	1,100	(1,100)	—	1,100	(1,083)	17
	6.1	$381,444	$(222,003)	$159,441	$381,517	$(193,546)	$187,971

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of net revenue	$8,592	$8,488	$17,183	$16,922
Research and development	1	12	2	46
Selling, general and administrative	5,549	5,792	11,272	11,590
	$14,142	$14,292	$28,457	$28,558

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$187,971	$240,500
Additions	13	—
Transfers to developed technology from IPR&D	—	1,500
Amortization	(28,457)	(28,558)
Impairment losses	(86)	—
Ending balance	$159,441	$213,442

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and six months ended June 30, 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0 and $0.1 million, respectively. During the three and six months ended June 30, 2019, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2020:

Amount
(in thousands)
2020 (6 months)	$28,127
2021	55,803
2022	38,274
2023	26,077
2024	10,098
Thereafter	1,062
Total	$159,441
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

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and six months ended June 30, 2020 and 2019, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

5. Financial Instruments
        The composition of financial instruments is as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Liabilities
Interest rate swap	$85	$37
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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one-month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty’s credit risk in the estimate of fair value of the interest rate swap. As of June 30, 2020 and December 31, 2019, the Company has not made any adjustments to the valuations obtained from its third-party pricing providers.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis:

		Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Interest rate swap, June 30, 2020	$85	$—	$85	$—
Interest rate swap, December 31, 2019	$37	$—	$37	$—

The following table summarizes activity for the interest rate swap:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Interest rate swap asset (liability)
Beginning balance	$(37)	$1,623
Unrealized loss recognized in other comprehensive income (loss)	(48)	(1,405)
Ending balance	$(85)	$218
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2020 and 2019.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 7).

6. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$107,362	$92,708
Short-term restricted cash	9	349
Long-term restricted cash	58	60
Total cash, cash equivalents and restricted cash	$107,429	$93,117

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2020 and December 31, 2019, cash and cash equivalents included money market funds of approximately $20.4 million. As of June 30, 2020 and December 31, 2019, the Company has restricted cash of approximately $0.1 million and $0.4 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Work-in-process	$14,638	$14,525
Finished goods	19,646	16,985
	$34,284	$31,510
Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2020	December 31, 2019
		(in thousands)
Furniture and fixtures	5	$2,229	$2,199
Machinery and equipment	3-5	37,357	35,660
Masks and production equipment	2-5	17,293	15,209
Software	3	6,132	5,956
Leasehold improvements	1-5	15,302	16,186
Construction in progress	N/A	1,636	746
		79,949	75,956
Less: accumulated depreciation and amortization		(61,890)	(59,343)
		$18,059	$16,613

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1.6 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $3.3 million and $4.0 million, respectively.

Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$12,557	$16,454
Charged as a reduction of revenue	2,191	14,880
Reversal of unclaimed rebates	(159)	(719)
Payments	(8,687)	(19,321)
Ending balance	$5,902	$11,294

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued technology license payments	$4,500	$4,500
Accrued professional fees	2,472	861
Accrued engineering and production costs	4,221	4,491
Accrued restructuring	358	294
Accrued royalty	696	923
Short-term lease liabilities	4,772	4,810
Accrued customer credits	524	832
Income tax liability	105	65
Customer contract liabilities	14	107
Accrued obligations to customers for price adjustments	8,045	8,382
Accrued obligations to customers for stock rotation rights	1,062	1,410
Other	4,916	4,496
	$31,685	$31,171
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Total
	(in thousands)
Balance at December 31, 2019	$(747)	$(140)	$(887)
Current period other comprehensive income (loss)	(286)	(37)	(323)
Balance at June 30, 2020	$(1,033)	$(177)	$(1,210)

7. Debt and Interest Rate Swap

Debt

The carrying amount of the Company's long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)

Principal	$212,000	$212,000
Less:
Unamortized debt discount	(1,177)	(1,328)
Unamortized debt issuance costs	(3,337)	(3,763)
Net carrying amount of long-term debt	207,486	206,909
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$207,486	$206,909
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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $213.0 million from origination of the Initial Term Loan through June 30, 2020.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of June 30, 2020, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
As of June 30, 2020 and December 31, 2019, the weighted average effective interest rate on the long-term debt was approximately 4.4% and 4.9%, respectively.
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
During each of the three months ended June 30, 2020 and 2019, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million to interest expense. During each of the six months ended June 30, 2020 and 2019, the Company recognized total amortization of debt discount and debt issuance costs of $0.6 million to interest expense.
The approximate fair value of the term loan as of June 30, 2020 and December 31, 2019 was $209.1 million and $214.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2020 and December 31, 2019, the remaining principal balance on the term loan was $212.0 million. The remaining principal balance is due on May 12, 2024 at the maturity date on the term loan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The Company's outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap is designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixes the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applies cash flow hedge accounting to the interest rate swap and it is recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, are reported in other comprehensive income (loss). As of June 30, 2020 and December 31, 2019, the fair value of the interest rate swap was a $0.1 million and $0.04 million liability (Note 5), respectively, and is included in other current liabilities in the consolidated balance sheets. The decrease in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three and six months ended June 30, 2020 was $0.1 million and $0.05 million, respectively. The decrease in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three and six months ended June 30, 2019 was $0.8 million and $1.4 million, respectively. The interest rate swap expires in October 2020 and the total $1.6 million of unrealized loss before taxes recorded in accumulated other comprehensive income at June 30, 2020 is expected to be recorded against interest expense in the fourth quarter of 2020, upon expiration of the interest rate swap.

8. Stock-Based Compensation and Employee Benefit Plans
Employee Stock-Based Benefit Plans
At June 30, 2020, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of the Company's stock-based compensation and equity plans as of December 31, 2019. There have been no material changes to the terms of the Company's equity incentive plans during the six months ended June 30, 2020.
As of June 30, 2020, the number of shares of common stock available for future issuance under the 2010 Plan was 15,310,191 shares. As of June 30, 2020, the number of shares of common stock available for future issuance under the ESPP was 3,490,155 shares.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of net revenue	$126	$147	$274	$277
Research and development	5,040	4,222	8,786	8,435
Selling, general and administrative	6,919	3,838	9,852	7,242
	$12,085	$8,207	$18,912	$15,954
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of June 30, 2020 was $55.5 million, and the weighted average period over which these equity awards are expected to vest is 2.93 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2020 was $19.0 million, and the weighted average period over which these equity awards are expected to vest is 1.90 years. The total unrecognized compensation cost related to unvested stock options as of June 30, 2020 was $1.5 million, and the weighted average period over which these equity awards are expected to vest is 1.96 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	2,924	$21.72
Granted	2,262	12.33
Vested	(736)	19.37
Canceled	(170)	18.02
Outstanding at June 30, 2020	4,280	$17.31
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
As of June 30, 2020, the Company believes that it is probable that the Company will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	445	$22.21
Granted(1)	1,416	11.67
Vested	(21)	22.21
Canceled	(32)	22.21
Outstanding at June 30, 2020	1,808	$13.95
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.

Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2020, there were 161,171 shares of common stock purchased under the ESPP at a weighted average price of $13.29.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2020	2019
Weighted-average grant date fair value per share	$6.41	$6.61
Risk-free interest rate	0.15%	2.43%
Dividend yield	—%	—%
Expected life (in years)	0.51	0.50
Volatility	93.25%	40.47%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,337	$13.05
Exercised	(358)	7.40
Canceled	(22)	14.23
Outstanding at June 30, 2020	957	$15.14	2.90	$6,366
Vested and expected to vest at June 30, 2020	957	$15.13	2.90	$6,366
Exercisable at June 30, 2020	776	$14.34	2.40	$5,829
No stock options were granted by the Company during the six months ended June 30, 2020.

The intrinsic value of stock options exercised was $2.8 million and $10.3 million in the three months ended June 30, 2020 and 2019, respectively. The intrinsic value of stock options exercised was $3.2 million and $20.2 million in the six months ended June 30, 2020 and 2019, respectively.

Cash received from exercise of stock options was $2.2 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively. Cash received from exercise of stock options was $2.6 million and $3.6 million during the six months ended June 30, 2020 and 2019, respectively.

The tax benefit from stock options exercised was $2.9 million and $10.3 million during the three months ended June 30, 2020 and 2019, respectively. The tax benefit from stock options exercised was $3.2 million and $19.3 million during the six months ended June 30, 2020 and 2019, respectively.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in March 2020, the Company issued 0.2 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2019 performance period. At June 30, 2020, the Company has an accrual of $6.4 million for bonus awards for employees for year-to-date achievement in the 2020 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

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
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a valuation allowance on its state deferred tax assets, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax free jurisdictions in which it operates.
The Company recorded an income tax benefit of $3.2 million in the three months ended June 30, 2020 and an income tax benefit of $3.4 million in the three months ended June 30, 2019. The Company recorded an income tax benefit of $9.9 million in the six months ended June 30, 2020 and an income tax benefit of $9.9 million in the six months ended June 30, 2019.
The income tax benefit in the three and six months ended June 30, 2020 and 2019, each primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10. Also included in income tax benefit for the six months ended June 30, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020, and a tax provision related to a change in judgment regarding the final outcome of the Altera tax case discussed below. The CARES Act tax benefit relates to the Company’s ability to carry back its 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.

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

During the six months ended June 30, 2020, the Company’s unrecognized tax benefits decreased by $0.3 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2020 were approximately $0.5 million and $0.1 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2020, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2016, 2015, and 2014, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company's Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company's income tax benefit in the six months ended June 30, 2020 and 2019.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company’s income tax benefit for the six months ended June 30, 2020 and is not expected to have a material impact on its consolidated financial position and results of operations as of and for the full year ending December 31, 2020.
On July 27, 2015, the US Tax Court decided on behalf of Altera Corporation, or Altera US, that certain 2003 Internal Revenue Service, or IRS regulations underpinning the transfer pricing between related parties for shared costs were invalid. The case involved the cost-sharing arrangement, or CSA entered into by Altera US with an international subsidiary. Pursuant to the terms of the CSA, the parties agreed to share the risks and costs of research and development, or R&D activities, including granted stock options and other stock-based compensation, or SBC, to certain of its employees responsible for conducting the R&D activities. In allocating the costs to be shared pursuant to that CSA, Altera US included the cash compensation of its employees engaged in R&D in the shared cost pool but excluded their SBC. The IRS had imposed transfer pricing adjustments in each of the tax years 2004 through 2007 on the basis of Altera US’ failure to include SBC costs in its CSA cost pool. On June 7, 2019, in a 2-1 ruling, a panel of the Ninth Circuit Court of Appeals reversed the Tax Court’s holding and upheld a 2003 IRS regulation that requires participants in a CSA to share SBC costs. After the Ninth Circuit Court’s reversal, Altera filed a petition for en banc review of the decision by Ninth Circuit judges. The petition was denied, and the taxpayer decided to appeal to the Supreme Court. On June 22, 2020, the Supreme Court of the United States announced that it was denying the petition for certiorari and will not review an appeals court decision in the case of Altera Corporation & Subsidiaries v. Commissioner (Altera v. Comm). The announcement represents new information that the Company considered in its tax provision for the six months ended June 30, 2020. The evaluation of this ruling for all open tax periods was not material to the Company’s income tax benefit for the six months ended June 30, 2020 and is not expected to have a material impact on its consolidated financial position and results of operations as of and for the year ending December 31, 2020.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Percentage of total net revenue
Customer A (distributor)	16%	*	17%	*
Customer B (direct)	10%	12%	10%	12%
____________________________
* Represents less than 10% of total net revenue for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers, are as follows:

	June 30,	December 31,
	2020	2019
Percentage of gross accounts receivable
Customer A (distributor)	15%	*
Customer C (distributor)	16%	10%
____________________________
* Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Vendor A	20%	18%	18%	13%
Vendor B	18%	13%	18%	13%
Vendor C	16%	*	17%	*
Vendor D	15%	13%	16%	13%
Vendor E	*	18%	*	18%

Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$54,095	83%	$68,319	83%	$105,480	83%	$139,867	84%
United States	3,289	5%	3,775	4%	5,227	4%	8,127	5%
Rest of world	7,836	12%	10,413	13%	16,540	13%	19,148	11%
Total	$65,220	100%	$82,507	100%	$127,247	100%	$167,142	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Percentage of total net revenue
Hong Kong	42%	46%	46%	45%
China	11%	14%	10%	19%
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2020		2020
	Amount	% of total	Amount	% of total
United States	$361,721	85%	$385,302	85%
Singapore	59,124	14%	63,556	14%
Rest of world	3,927	1%	5,034	1%
Total	$424,772	100%	$453,892	100%

11. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Connected home	$29,068	$38,593	$61,322	$82,025
% of net revenue	45%	47%	48%	49%
Infrastructure	19,238	22,571	36,779	44,673
% of net revenue	29%	27%	29%	27%
Industrial and multi-market	16,914	21,343	29,146	40,444
% of net revenue	26%	26%	23%	24%
Total net revenue	$65,220	$82,507	$127,247	$167,142
Revenues from sales through the Company’s distributors accounted for 64% and 49% of net revenue for the three months ended June 30, 2020 and 2019, respectively.
Revenues from sales through the Company’s distributors accounted for 63% and 45% of net revenue for the six months ended June 30, 2020 and 2019, respectively.
Contract Liabilities
As of June 30, 2020 and December 31, 2019, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.01 million and $0.1 million. Revenue recognized in each of the three and six months ended June 30, 2020 and 2019 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three and six months ended June 30, 2020 and 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2020 and December 31, 2019, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $5.9 million and $12.6 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 6. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2020 were $8.0 million and $1.1 million, respectively, and as of December 31, 2019 were $8.4 million and $1.4 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 6). The increase in revenue in the three and six months ended June 30, 2020 and 2019 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of June 30, 2020 and December 31, 2019, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.2 million and $0.3 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2020 and December 31, 2019, there were no impairment losses recorded on customer accounts receivable.

12. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring at various years through 2023. These leases often have original terms of 3 to 5 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2020 and December 31, 2019, the weighted average discount rate for operating leases was 5.0% and the weighted average remaining lease term for operating leases was 2.4 years and 2.9 years, respectively.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2020:

Operating Leases
(in thousands)
2020 (6 months)	$2,646
2021	5,160
2022	3,547
2023	1,014
Total minimum payments	12,367
Less: imputed interest	(758)
Less: unrealized translation loss	(4)
Total lease liabilities	11,605
Less: short-term lease liabilities	(4,772)
Long-term lease liabilities	$6,833

Operating lease cost was $0.9 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease cost was $1.8 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

Short-term lease costs for the three and six months ended June 30, 2020 and 2019 were not material. There were no right-of-use assets obtained in exchange for new lease liabilities for the three and six months ended June 30, 2020. There were $0.5 million right-of-use assets obtained in exchange for new lease liabilities for the three and six months ended June 30, 2019.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subleases

The Company has subleased certain facilities that it ceased using in connection with a restructuring plan (Note 3). Such subleases expire at various years through fiscal 2023.

As of June 30, 2020, future minimum rental income under non-cancelable subleases is as follows:

Amount
(in thousands)
2020 (6 months)	$317
2021	546
2022	488
2023	291
Total minimum rental income	$1,642
Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended June 30, 2020 and 2019 was approximately $0.2 million and $1.0 million, respectively. Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the six months ended June 30, 2020 and 2019 was approximately $0.3 million and $1.6 million, respectively (Note 3).

13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2020, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2020 (6 months)	$23,141	$5,733	$28,874
2021	358	14,211	14,569
2022	—	13,716	13,716
2023	—	6,830	6,830
2024	—	—	—
Thereafter	—	—	—
Total minimum payments	$23,499	$40,490	$63,989

Other obligations consist of contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $41.4 million to $64.0 million as of June 30, 2020, from $22.6 million as of December 31, 2019 primarily as a result of increased orders of software licenses and inventory placed with our vendors during the period.
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
14. Subsequent Event

Acquisition of Home Gateway Platform Division of Intel Corporation

On April 5, 2020, the Company entered into an asset purchase agreement with Intel Corporation, or Intel, under which the Company and its wholly owned Singapore subsidiary agreed to acquire certain assets and assume certain liabilities of the Home Gateway Platform Division of Intel Corporation, which the Company refers to as the WiFi and Broadband assets business, for a purchase price of $150.0 million in cash payable upon closing of the transaction. The Company intends to fund the transaction primarily with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from the Company’s balance sheet. The transaction is currently expected to close in the third quarter of 2020. The Company’s board of directors has unanimously approved the asset purchase agreement and the transactions contemplated thereby. During the six months ended June 30, 2020, the Company incurred $5.4 million in costs associated with the acquisition.

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

The consummation of the closing is not subject to a financing condition but is subject to customary conditions to closing, including the receipt of approval (or expiration of the waiting period) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR. On April 21, 2020, the U.S. Federal Trade Commission (FTC) granted early termination of the waiting period with respect to the pending acquisition. In addition, as required by local law in certain jurisdictions, Intel has initiated consultations on the proposed transaction with its relevant works councils, trade unions and other employee organizations. Either party may terminate the Purchase Agreement, subject to certain exceptions, (i) if the closing has not occurred by December 5, 2020 or (ii) if a legal restraint would prevent the consummation of the closing.

In connection with the transaction, MaxLinear and Intel have agreed to enter into, as of the closing, certain other ancillary agreements, including (i) an intellectual property matters agreement, pursuant to which Intel will grant to MaxLinear a license to certain intellectual property rights for use by MaxLinear in connection with the acquired assets and MaxLinear will grant back to Intel a license to the intellectual property rights in the acquired assets, (ii) a supply agreement, pursuant to which Intel will manufacture and fabricate certain products for MaxLinear that are part of the acquired assets, (iii) an ethernet network controller services agreement, pursuant to which MaxLinear will provide Intel with certain development services with respect to certain Intel ethernet network controller products, (iv) a transition services agreement, pursuant to which Intel will provide certain services on a transitional basis for up to a 12-month period after the closing, the scope of which includes services relating to real estate and facilities, information technology, and supply chain, procurement, sales operations, and engineering support, and (v) a side letter regarding the delayed transfer of certain inventory.

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
In the six months ended June 30, 2020, revenues were $127.2 million. In fiscal 2019 and in the six months ended June 30, 2020, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 83% of net revenue during the three months ended June 30, 2020 and 2019, including 42% from products shipped to Hong Kong and 11% from products shipped to China during the three months ended June 30, 2020 and 46% from products shipped to Hong Kong and 14% to mainland China during the three months ended June 30, 2019. Products shipped to Asia accounted for 83% and 84% of net revenue during the six months ended June 30, 2020 and 2019, respectively, including 46% from products shipped to Hong Kong and 10% from products shipped to China during the six months ended June 30, 2020 and 45% from products shipped to Hong Kong and 19% to mainland China during the six months ended June 30, 2019. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the three and six months ended June 30, 2020 and 2019 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2020, one of our distributor customers accounted for 16% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 50% of our net revenue. In the six months ended June 30, 2020, one of our distributor customers accounted for 17% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 48% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, France, Japan and South Korea, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide, which currently remain in place including in California, where the rate of confirmed COVID-19 infections is currently on the rise. In addition, we experienced some impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer order push-out requests. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recently recovered. Heightened volatility and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business, and may impact the rest of our business to some degree. However, the magnitude of such impact on our business and its duration is uncertain and cannot be reasonably estimated at this time.
As described below, on April 6, 2020, we announced that we had entered into a definitive agreement to acquire certain assets and assume certain liabilities from Intel Corporation related to its Home Gateway Platform Division. This business also operates in jurisdictions that have been and continue to be materially affected by the COVID-19 pandemic. In particular, the Intel division has major engineering, development, and other personnel whom we expect to become our employees in Germany, Austria, Israel, India, Singapore, Taiwan, Hong Kong, and China. Attempting to complete and integrate an acquisition of assets and new personnel around the world has been and will continue to be substantially complicated by continuing restrictions on travel and social distancing. In addition, engagement with and making offers to Intel employees that we are seeking to transfer to the Company in connection with the acquisition will be similarly complicated and presents potential employee retention risks. We are taking various steps to mitigate these risks, but we cannot predict whether or to what extent the pandemic may adversely affect the timing of completion of the acquisition or our ability to retain employees and successfully integrate the acquired business. In addition, the operating results of the acquired business are subject to the same financial and operational risks posed to MaxLinear’s current businesses, including potential declines in revenues, supply constraints, and other factors generally affecting businesses worldwide. For further discussion of potential risks arising from the acquisition, please see the discussion in Part II, Item 1A of this Quarterly Report on Form 10-Q captioned “Risk Factors.”
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
For a summary of our critical accounting policies and estimates, refer to Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission, or SEC, on February 5, 2020, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity’s valuation processes for Level 3 fair value measurements. The amendments in this update are effective for us beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update are effective for us beginning with fiscal year 2020. We selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on our property and equipment, net and results of operations as of and for the three months ended March 31, 2020 and is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR), which will be discontinued by the end of 2021. The amendments in this update are effective for us immediately and may be applied through December 31, 2022. Our LIBOR interest rate swap expires in October 2020 and will not be impacted by reference rate reform. Therefore, the adoption of the amendments in this update did not have a material impact on our accumulated other comprehensive loss or our results of operations as of and for the three months ended June 30, 2020, and is also not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.

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
In May 2020, the SEC issued a final rule that amends the financial statement requirements for business acquisitions and related pro forma financial information. The rule modifies the significance tests to replace total assets with aggregate worldwide market value of common equity in the investment test and to include a revenue component in the income test while requiring the use of absolute value to calculate average net income for the last five fiscal years. The rule improves the presentation of pro forma financial information by replacing pro forma adjustments with transaction accounting adjustments and adds the optional disclosure of management’s adjustments related to synergies and dis-synergies. The rule also reduces the number of acquiree annual financial statement periods required to a maximum of the two most recent fiscal years. The final rule is effective for us beginning with fiscal year 2021, with early application permitted; all applicable aspects of the rule are required to be applied upon adoption. We intend to early adopt the rule in our future filings related to the pending acquisition of the WiFi and Broadband assets business. The adoption of the rule is not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	100%	100%	100%	100%
Cost of net revenue	50	47	50	47
Gross profit	50	53	50	53
Operating expenses:
Research and development	43	29	42	31
Selling, general and administrative	42	27	41	27
Impairment losses	—	—	—	—
Restructuring charges	—	1	—	1
Total operating expenses	85	57	84	60
Loss from operations	(35)	(4)	(34)	(6)
Total interest and other income (expense), net	(3)	(3)	(3)	(4)
Loss before income taxes	(38)	(7)	(37)	(10)
Income tax benefit	(5)	(4)	(8)	(6)
Net loss	(33)%	(3)%	(29)%	(4)%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Connected home	$29,068	$38,593	$(9,525)	(25)%	$61,322	$82,025	$(20,703)	(25)%
% of net revenue	45%	47%			48%	49%
Infrastructure	19,238	22,571	(3,333)	(15)%	36,779	44,673	(7,894)	(18)%
% of net revenue	29%	27%			29%	27%
Industrial and multi-market	16,914	21,343	(4,429)	(21)%	29,146	40,444	(11,298)	(28)%
% of net revenue	26%	26%			23%	24%
Total net revenue	$65,220	$82,507	$(17,287)	(21%)	$127,247	$167,142	$(39,895)	(24)%
Net revenue decreased $17.3 million to $65.2 million for the three months ended June 30, 2020, as compared to $82.5 million for the three months ended June 30, 2019. The decrease in connected home net revenue of $9.5 million was primarily driven by continued deterioration in satellite demand and a decline in MoCA shipments owing to a pause in a ramp up, or expected increase in revenue, related to a new program at a large telecommunications customer. The decrease in infrastructure revenues of $3.3 million was primarily driven by a slowdown in wireless backhaul deployments, which is partly attributable to the impact of COVID-19. The decrease in industrial and multi-market revenue of $4.4 million was related to decreased shipments of high performance analog products in this category, which we attribute primarily to the impact of COVID-19.

Net revenue decreased $39.9 million to $127.2 million for the six months ended June 30, 2020, as compared to $167.1 million for the six months ended June 30, 2019. The decrease in connected home net revenue of $20.7 million was primarily driven by continued deterioration in satellite demand and, to a lesser extent, a slowdown in the cable market, which impacted both cable and related MoCA product shipments, owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions. The decrease in infrastructure revenues of $7.9 million was primarily driven by a slowdown in wireless backhaul deployments, which is partly attributable to the impact of COVID-19, as well as reduced demand for high-speed interconnect products. The decrease in industrial and multi-market revenue of $11.3 million was related to decreased shipments of high performance analog products in this category, which we attribute primarily to the impact of COVID-19.

We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic, we may experience decreased sales and revenues. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business, and potentially may also impact certain other markets, such as wireless backhaul.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$32,477	$38,427	$(5,950)	(15)%	$63,742	$77,985	$(14,243)	(18)%
% of net revenue	50%	47%			50%	47%
Gross profit	32,743	44,080	(11,337)	(26)%	63,505	89,157	(25,652)	(29)%
% of net revenue	50%	53%			50%	53%
Cost of net revenue decreased $6.0 million to $32.5 million for the three months ended June 30, 2020, as compared to $38.4 million for the three months ended June 30, 2019. The decrease was primarily driven by lower sales. Gross profit percentage declined for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due primarily to lower absorption of amortization of intangible assets.

Cost of net revenue decreased $14.2 million to $63.7 million for the six months ended June 30, 2020, as compared to $78.0 million for the six months ended June 30, 2019. The decrease was primarily driven by lower sales. The decrease in gross profit percentage for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was due primarily to lower absorption of amortization of intangible assets.

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
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$27,984	$24,304	$3,680	15%	$53,673	$51,703	$1,970	4%
% of net revenue	43%	29%			42%	31%
Research and development expense increased $3.7 million to $28.0 million for the three months ended June 30, 2020 from $24.3 million in the three months ended June 30, 2019. The increase was primarily due to increases in performance-based bonus accruals and stock-based compensation expenses totaling $2.8 million, design tools expenses of $0.6 million, consulting expenses of $0.3 million, and prototype expenses of $0.2 million. These increases were partially offset by a decrease in travel expenses of $0.3 million as a result of suspension of travel to protect the health and safety of our employees during the COVID-19 pandemic.

Research and development expense increased $2.0 million to $53.7 million for the six months ended June 30, 2020 from $51.7 million in the six months ended June 30, 2019. The increase was primarily due to increases in personnel related expense of $2.5 million mainly driven by higher performance-based bonus accruals and stock-based compensation expense, design tools expenses of $1.2 million, and consulting expenses of $0.7 million due to timing of projects. These increases were partially offset by decreases in prototype expense of $1.8 million due to timing of expense, travel expense of $0.4 million, and occupancy expenses of $0.3 million as a result of remote work arrangements during the COVID-19 pandemic.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$27,470	$22,327	$5,143	23%	$52,102	$45,918	$6,184	13%
% of net revenue	42%	27%			41%	27%
Selling, general and administrative expense increased $5.1 million to $27.5 million for the three months ended June 30, 2020, as compared to $22.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $4.7 million in payroll-related expenses such as performance-based bonus accruals and stock-based compensation expenses, as well as an increase in professional fees of $1.3 million primarily related to transaction costs associated with our pending acquisition of the WiFi and Broadband assets business. These increases were partially offset by decreases in travel expenses of $0.5 million and depreciation expenses of $0.3 million primarily due to the restructuring of certain leasehold improvement assets.

Selling, general and administrative expense increased $6.2 million to $52.1 million for the six months ended June 30, 2020, as compared to $45.9 million for the six months ended June 30, 2019. The increase was primarily due to increases in payroll-related expense of $4.1 million from performance-based bonus accruals and stock-based compensation expenses and professional fees of $3.8 million primarily related to transaction costs associated with our pending acquisition of the WiFi and Broadband assets business. These increases were partially offset by decreases in travel-related expense of $0.8 million, depreciation expense of $0.5 million primarily from restructuring of certain leasehold improvements, and amortization of intangible assets of $0.3 million.
We expect selling, general and administrative expenses to increase in the future as we grow our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$86	$—	$86	N/A
% of net revenue	—%	—%			—%	—%
Impairment losses of approximately $0.1 million in the six months ended June 30, 2020 related to abandonment of a license of intellectual property. Impairment losses were $0 for the three months ended June 30, 2020 and the three and six months ended June 30, 2019.
Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$64	$416	$(352)	(85)%	$553	$2,333	$(1,780)	(76)%
% of net revenue	—%	1%			—%	1%
Restructuring charges decreased $0.4 million to $0.1 million for the three months ended June 30, 2020, compared to $0.4 million for the three months ended June 30, 2019. Restructuring charges in the three months ended June 30, 2020 primarily consisted of employee separation expenses of approximately $0.1 million. Restructuring charges in the three months ended June 30, 2019 primarily consisted of severance-related charges of $0.4 million.
Restructuring charges decreased $1.8 million to $0.6 million for the six months ended June 30, 2020, compared to $2.3 million for the six months ended June 30, 2019. Restructuring charges for the six months ended June 30, 2020 primarily consisted of lease restructuring charges of $0.3 million related to exiting certain redundant facilities and other charges of $0.2 million. Restructuring charges in the six months ended June 30, 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $0.9 million in connection with employee separation expenses.

Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,233)	$(2,675)	$442	(17)%	$(4,304)	$(6,158)	$1,854	(30)%
% of net revenue	(3)%	(3)%			(3)%	(4)%
Interest and other income (expense), net changed by $0.4 million from a net expense of $2.7 million in the three months ended June 30, 2019 to a net expense of $2.2 million for the three months ended June 30, 2020. The change in interest and other income (expense), net was primarily due to a decrease in interest expense of $0.7 million pertaining to a lower average balance of debt outstanding under our term loan facility during the period, partially offset by a decrease in interest income of $0.2 million as a result of decreasing interest rates.
Interest and other income (expense), net changed by $1.9 million from a net expense of $6.2 million in the six months ended June 30, 2019 to a net expense of $4.3 million for the six months ended June 30, 2020. The change in interest and other income (expense), net was primarily due to a decrease in interest expense of $1.2 million related to interest charges on a lower average balance of debt outstanding under our term loan facility during the period and favorable impact of $0.8 million primarily from favorable foreign currency exchange.
Income Tax Benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(3,201)	$(3,413)	$212	(6)%	$(9,937)	$(9,875)	$(62)	1%
The income tax benefit for the three months ended June 30, 2020 was $3.2 million compared to an income tax benefit of $3.4 million for the three months ended June 30, 2019.
The income tax benefit for the six months ended June 30, 2020 was $9.9 million compared to an income tax benefit of $9.9 million for the six months ended June 30, 2019.
The income tax benefit for the three and six months ended June 30, 2020 and 2019 each primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10. Also included in income tax benefit for the six months ended June 30, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020, and a tax provision related to a change in judgment regarding the final outcome of the Altera tax case as described below. Such tax benefit relates to our ability to carry back our 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which we operate was not material to our income tax benefit for the six months ended June 30, 2020 and is not expected to have a material impact on our consolidated financial position and results of operations as of and for the full year ending December 31, 2020.
On July 27, 2015, the US Tax Court decided on behalf of Altera Corporation, or Altera US, that certain 2003 Internal Revenue Service, or IRS regulations underpinning the transfer pricing between related parties for shared costs were invalid. The case involved the cost-sharing arrangement, or CSA entered into by Altera US with an international subsidiary. Pursuant to the terms of the CSA, the parties agreed to share the risks and costs of research and development, or R&D activities, including granted stock options and other stock-based compensation, or SBC, to certain of its employees responsible for conducting the R&D activities. In allocating the costs to be shared pursuant to that CSA, Altera US included the cash compensation of its employees engaged in R&D in the shared cost pool but excluded their SBC. The IRS had imposed transfer pricing adjustments in each of the tax years 2004 through 2007 on the basis of Altera US’ failure to include SBC costs in its CSA cost pool. On June 7, 2019, in a 2-1 ruling, a panel of the Ninth Circuit Court of Appeals reversed the Tax Court’s holding and upheld a 2003 IRS regulation that requires participants in a CSA to share SBC costs. After the Ninth Circuit Court’s reversal, Altera filed a petition for en banc review of the decision by Ninth Circuit judges. The petition was denied, and the taxpayer decided to appeal to the Supreme Court. On June 22, 2020, the Supreme Court of the United States announced that it was denying the petition for certiorari and will not review an appeals court decision in the case of Altera Corporation & Subsidiaries v. Commissioner (Altera v. Comm). The announcement represents new information that we considered in our tax provision for the six months ended June 30, 2020. The evaluation of this ruling for all open tax periods was not material to our income tax benefit for the six months ended June 30, 2020 and is not expected to have a material impact on our consolidated financial position and results of operations as of and for the year ending December 31, 2020.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $107.4 million, restricted cash of $0.1 million and net accounts receivable of $41.4 million. Additionally, as of June 30, 2020, our working capital was $120.6 million.
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

Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets, leased right-of-use assets and property and equipment, stock-based compensation, and impairment of leased right-of-use assets and related leasehold improvements. Cash used to fund capital purchases is included in investing activities in our consolidated statements of cash flows. Cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30,	December 31,
	2020	2019
	(in thousands)
Working capital	$120,614	$115,208
Cash and cash equivalents	$107,362	$92,708
Short-term restricted cash	9	349
Long-term restricted cash	58	60
Total cash, cash equivalents and restricted cash	$107,429	$93,117

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$15,908	$28,489
Net cash used in investing activities	(4,949)	(2,679)
Net cash provided by (used in) financing activities	3,143	(33,894)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	210	931
Increase (decrease) in cash, cash equivalents and restricted cash	$14,312	$(7,153)
Cash Flows from Operating Activities
Net cash provided by operating activities was $15.9 million for the six months ended June 30, 2020. Net cash provided by operating activities consisted of positive cash flow from $53.1 million in non-cash items and $9.6 million in changes in operating assets and liabilities, partially offset by net loss of $37.3 million and deferred income taxes and excess tax benefits totaling $9.5 million. Non-cash items included in net loss for the six months ended June 30, 2020 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $33.3 million and stock-based compensation of $18.9 million.

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
Cash Flows from Investing Activities
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2020 and consisted primarily of purchases of property and equipment.
Net cash used in investing activities was $2.7 million for the six months ended June 30, 2019 and consisted entirely of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2020. Net cash provided by financing activities consisted primarily of cash inflows from net proceeds from issuance of common stock upon exercise of stock options of $4.6 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $1.5 million.
Net cash used in financing activities was $33.9 million for the six months ended June 30, 2019. Net cash used in financing activities consisted primarily of cash outflows from aggregate principal prepayments of debt of $30.0 million and minimum tax withholding paid on behalf of employees for restricted stock units of $9.8 million, partially offset by cash inflows of $5.9 million in net proceeds from issuance of common stock upon exercise of stock options.

We believe that our $107.4 million of cash and cash equivalents at June 30, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. We have repaid $213.0 million of debt through June 30, 2020. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The initial term loan facility has a seven-year term expiring in May 2024 and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin. We expect to fund our pending acquisition of the WiFi and Broadband assets business with approximately $140.0 million of new transaction debt and approximately $10.0 million in cash from our balance sheet. Such transaction is currently expected to close in the third quarter of 2020.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2020, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of June 30, 2020, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Long-term debt obligations	$212,000	$—	$—	$212,000
Operating lease obligations	12,367	2,646	8,707	1,014
Inventory purchase obligations	23,499	23,141	358	—
Other obligations	40,490	5,733	27,927	6,830
Total	$288,356	$31,520	$36,992	$219,844

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at June 30, 2020 included $5.5 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $38.5 million to $288.4 million as of June 30, 2020, from $249.8 million as of December 31, 2019 primarily as a result of increased orders of software licenses during the period.
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
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term B loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of June 30, 2020, aggregate borrowings under the Initial Term Loan were $212.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25%. We are subject to a variable amount of interest on the principal balance in excess of the notional amount of the interest rate swap and could be adversely impacted by rising interest rates and/or decreased prepayments of principal in the future, particularly once the interest rate swap expires in October 2020. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense, due to a small unhedged portion of the loan balance during the period relative to the total loan balance.

We also expect to enter into new transaction debt of $140.0 million in connection with our pending acquisition of the WiFi and Broadband assets business, which will also carry a variable amount of interest and thus increase the magnitude of the risk of rising interest rates. In connection with the asset purchase agreement, we entered into a debt commitment letter effective April 5, 2020 with certain initial lenders who have committed to provide a secured term loan facility in an aggregate principal amount of up to $140.0 million, subject to the satisfaction of certain customary closing conditions. The facilities are available to finance the acquisition and to pay fees and expenses incurred in connection therewith. The commitment letter provides that the term loan facility will have a three-year term and that term loans will bear interest at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum, at our option.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, MaxLinear will finance the acquisition of the WiFi and Broadband assets business in part with an incremental secured term loan facility in an aggregate principal amount of approximately $140.0 million. The incremental term loan facility will be secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. We have previously only carried long term debt on our balance sheet from one acquisition. We have prepaid a substantial portion of the total principal of such debt and have financed the remainder of our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. MaxLinear previously financed the acquisition of Exar in part with a secured term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of June 30, 2020. In November 2017, to hedge most of our existing interest rate risk, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap a substantial portion of our variable rate LIBOR interest payments under the outstanding term loans for fixed interest payments bearing an interest rate of 1.74685%. Our outstanding debt is still subject to a 2.5% fixed applicable margin during the term of the loan. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt is effectively fixed at approximately 4.25% until the swap expires in October 2020. The existing term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries.

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
•although we are currently subject to a fixed rate of interest on a substantial portion of the existing secured term loan as a result of entering into a fixed-for-floating interest rate swap agreement in November 2017 to hedge against the potential that the interest rates applicable to our initial term loan will increase, such swap expires in October 2020. Our interest rate under the initial term loan also varies based on a fixed margin over either an adjusted LIBOR or an adjusted base rate. Interest rates have significantly decreased recently over a short period of time and we are paying higher interest expense than market on the swap through its expiration in October 2020;
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of June 30, 2020, our balance sheet reflected goodwill of $238.3 million and other intangible assets of $159.4 million and we expect those balances to increase with the acquisition of the WiFi and Broadband assets business. Consequently, we could recognize material impairment charges in the future.
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

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, France, Japan and South Korea, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide, which currently remain in place including in California, where the rate of confirmed COVID-19 infections is currently on the rise. In addition, we have experienced some impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recently recovered. Heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. We believe such impact may in particular affect our sales of high performance analog products in our industrial and multi-market business and may impact the rest of our business to some degree. However, the magnitude of such impact on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Labs, NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments, HiSilicon Technologies Co., Ltd., Analog Devices, Renesas Electronics Corporation, Maxim Integrated Products, Inc. (which recently entered into a definitive agreement to be acquired by Analog Devices), Monolithic Power Systems, Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Certain of our competitors have fully-integrated tuner/demodulator/video processing solutions targeting high-performance cable, satellite, or DTV applications, and thereby potentially provide customers with smaller and cheaper solutions. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
For the three months ended June 30, 2020, one of our distributor customers accounted for 16% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 50% of our net revenue. For the six months ended June 30, 2020, one of our distributor customers accounted for 17% of our net revenue and one of our direct customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 48% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial but declining percentage of sales dependent on a relatively small number of customers and on the ability of these customers to sell products that incorporate our RF receivers or RF receiver SoCs, digital STB video SoCs, DBS ODU receiver SOCs, and MoCA®, G.hn connectivity solutions and high-performance analog solutions. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
For the three months ended June 30, 2020 and 2019, revenue directly attributable to connected home applications accounted for approximately 45% and 47% of our net revenue, respectively. For the six months ended June 30, 2020 and 2019, revenue directly attributable to connected home applications accounted for approximately 48% and 49% of our net revenue, respectively. Delays in the development of, or unexpected developments in the connected home markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended June 30, 2020 and 2019, our research and development expense was $28.0 million and $24.3 million, respectively. For the six months ended June 30, 2020 and 2019, our research and development expense was $53.7 million and $51.7 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We have experienced a recent decline in net revenues. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. To the extent we return to growth, we may not sustain our growth rate, and we may not be able to manage future growth effectively.
We have experienced a recent decline in net revenues due to anticipated declines from legacy product shipments used in satellite, terrestrial, and video SoC applications, as well as a slowdown in the cable market owing to the market transition from DOCSIS 3.0 to DOCSIS 3.1 and related customer inventory reductions, and macro environment and trade issues, including industry-wide dynamics pertaining to the COVID-19 pandemic. Our net revenue decreased from approximately $385.0 million in 2018 to $317.2 million in 2019. In addition, our net revenue decreased from $167.1 million in the six months ended June 30, 2019 to $127.2 million in the six months ended June 30, 2020. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to return to revenue growth and maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms. Earthquakes, fire, flooding, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the outbreak of COVID-19, certain of our product shipments from China were temporarily delayed earlier in the first quarter of 2020. Although we continue to monitor the situation, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 64% and 49% of our net revenue in the three months ended June 30, 2020 and 2019, respectively. Sales to distributors accounted for approximately 63% and 45% of our net revenue in the six months ended June 30, 2020 and 2019, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.

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
We have been and may in the future be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Although our internal information technology team, supplemented by a leading cyber defense firm, has been actively taking steps to contain and assess this incident, including implementing enhanced security controls to protect our information technology systems, experienced programmers or hackers may further be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause another disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. The recent security incident and any future compromise of our information technology systems could result in the further unauthorized publication of our confidential business or proprietary information, result in the further unauthorized release of customer, supplier or employee data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at June 30, 2020. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We sell our products throughout the world. Products shipped to Asia accounted for 83% of our net revenue in the three months ended June 30, 2020 and 2019. Products shipped to Asia accounted for 83% and 84% of our net revenue in the six months ended June 30, 2020 and 2019, respectively. In addition, approximately 52% of our employees are located outside of the United States as of June 30, 2020. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. and potentially other governments. In recent years, diplomatic and trade relationships between the U.S. government and China have been frayed. Recent events in Hong Kong have also prompted other governments such as that of the United Kingdom to reconsider its trade and business relationships with China and with certain Chinese companies. Difficulties in these relationships have in a number of cases required us to take actions adverse to our business to comply with governmental restrictions on business and trade with China. In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations to add such entities to the Entity List for acting contrary to the national security or foreign policy interests of the United States. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE and certain other entities, we did have increasing sales to Huawei in the past year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2020, we had approximately 73.1 million shares of common stock outstanding.
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

MAXLINEAR, INC.

(Registrant)

Date:	July 23, 2020	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)