Form 10-K
period 2020-12-31
MAXLINEAR INC
filed 2021-02-11
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

    The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.4 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of February 4, 2021, the registrant has 74,543,700 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2021 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.
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
Overview
We are a provider of communications systems-on-chip (SoC) solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency (RF), high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die using standard digital complimentary metal oxide semiconductor (CMOS) processes and conventional packaging technologies. We believe this approach enables our solutions to achieve superior power, performance and cost relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers (OEMs) and original design manufacturers (ODMs), which incorporate our products in a wide range of electronic devices. Examples of such devices include cable Data Over Cable Service Interface Specifications (DOCSIS), fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
Our highly integrated semiconductor devices and platform-level solutions are primarily manufactured using low-cost CMOS process technology. CMOS processes are ideally suited for large digital logic implementations targeting high-volume and low-cost consumer applications. Importantly, our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog functionality and complex digital signal processing logic in the same integrated circuit. As a result, our solutions have exceptional levels of functional integration and performance, low manufacturing cost, and reduced power consumption. In addition, our proprietary CMOS-based radio and digital system architectures also enable shorter design cycles, significant design flexibility and low system-level cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multi-market customer applications.

Industry Background
Over the last two decades, ubiquitous internet connectivity has driven exponential growth in data content, delivery, distribution, and consumption. We expect this trend to continue owing to:
•The rapid rise of social media and crowd-sourced real-time content;
•The proliferation of on-demand Over-The-Top (OTT) video services such as Netflix and Amazon Prime;
•Rapid growth in data center and cloud-based services such as Amazon Web Services, Google Search and Apps, and AI/machine learning;
•The “remote economy” accelerated by the COVID-19 pandemic, the shift to work-from-home, and increasing dependence on video conferencing services such as Zoom;
•The proliferation of “Internet of Things” (IoT), including internet-connected appliances within the home, manufacturing industries, and enterprises; and
•The advent and growth of broadband 4G/5G wireless mobile internet connectivity.
We expect a strong trend of continuous upgrade of network bandwidth and latency (i.e. the delay between sender and receiver) in order to keep pace with the exponential growth of network data traffic generated by the above activities. For example, cloud-based services increasingly require stringent low latency and extremely high-speed network connections between servers and storage within a data center. Also, IoT devices are generating an increasing amount of internet traffic and require low network latency. These IoT devices include smart speakers, smart lighting and other smart appliances in the connected home; commercial air-conditioning; video surveillance equipment; manufacturing machinery; and point-of-sale asset tracking systems. The reduction of speed and latency bottlenecks throughout networks is heavily reliant on wide spectrum or broadband, high-frequency circuits, and digital signal processing algorithms that can improve spectrum utilization efficiency. These trends are key drivers across many of our target end-markets:
•Connected Home: Competing cable, fiber and other broadband video and data service providers are offering consumers bundled video, voice, and broadband data access and whole-home internet connectivity. These home data gateway modems or access devices are required to simultaneously receive, demodulate, and decode multiple signals, which are spread across several channels of frequency bandwidth over a wide frequency range and propagate on coaxial cable, copper, optical fiber or airwaves. Further, each gateway distributes content throughout the home using a broadband communication transceiver and network processor SoC based on Wi-Fi, Ethernet, Multimedia over Coax (MoCA) and other wireline home data connectivity standards. As a result, the number of transceivers required in each home, whether for wireless or broadband wireline access and distribution, is greatly increased. For example, cable multiple-system operators (MSOs) have ramped up deployments of multi-gigabit DOCSIS 3.1 home equipment and services, which “bond” multiple channels of frequency bands on a coaxial cable, to provide a higher aggregate “sum-of-the-channels” bandwidth to home subscribers. For example, within the home, Wi-Fi 6 uses wider bandwidth channels and channel-bonding, as well as more sophisticated means of wireless spectrum sharing by users, to provide seamless whole-home coverage.
•Data Center Infrastructure: Inside hyperscale data centers operated by Amazon, Google and others, high-speed optical transceivers connect racks of servers and storage through a hierarchical network of switches and routers. Cloud services and machine learning are dependent upon the ability to interconnect vast numbers of servers and storage inside a data center with extremely low latency and highest bandwidth to enable the entire data center to act as a single computing or data processing unit. Consequently, the data traffic growth inside the data center has significantly outstripped the data traffic flowing to and from the data center. Currently, while server connections are transitioning from 10Gbps to 25Gbps or 100Gbps links, router and switch connections are moving from 100Gbps to 400Gbps speed interconnections. The physical limits and challenges of removing the heat dissipated by these optical transceivers and switches are the primary barriers to even higher interconnect speeds. For all these reasons, improving the bandwidth and power efficiency of data center networking technology within and between data centers remains a critical challenge for the evolution of next-generation data centers.
•5G Wireless Infrastructure: Expensive, finite, fractured and non-contiguous 5G wireless spectrum is being utilized more efficiently by aggregating or bonding multiple non-contiguous channels of spectrum with highly complex radio transceivers in a wireless base-station radio unit. These complex radio transceivers can also be configured in large antenna arrays to direct wireless signals more efficiently to specific users, also known as Massive Multiple-Input Multiple Output beamforming (MMIMO). Beamforming vastly improves coverage (range), maximizes data rates (bandwidth), and creates spectral efficiency (data rate per unit spectrum). Densification, or increasing the number of wireless base-stations per unit area, also improves network capacity and coverage. In turn, the wireless and optical backhaul transport networks required to connect the higher number of base-station cells must have greater data capacity. As a result, microwave wireless backhaul and fronthaul transport links are migrating to millimeter wave operating frequencies where the availability of spectrum improves data capacity by more than tenfold. Implementing 5G access and transport functionality within base-stations requires radio transceivers that can process larger radio spectrum bandwidths; have expanded radio frequency range; compensate for signal distortion from high-power amplifiers; support beamforming in large antenna arrays; and have the ability to transport high speed data to and from the network, all in a low-cost, power-efficient design.
•Industrial & Multi-Market: Increasingly, in the industrial world, manufacturing equipment and appliances are connected to each other and to the cloud to better optimize utilization, improve power consumption, and plant management. Legacy equipment and new installations need to communicate with each other via newer and older connectivity protocol standards. This, in turn creates growth opportunities for interface products, and interface bridge products supporting multiple protocols. We believe our interface product portfolio, which consists of serial interface, universal serial bus (USB), universal asynchronous receiver transmitter (UARTS), peripheral interconnect express (PCIe) devices, data converters and power management integrated chips (PMICs), addresses a broad and growing servable market across communications, industrial and multiple other end markets.
The development of broadband, low power, integrated communication systems-on-chip solutions is at the heart of competitiveness across a range of different businesses spanning broadband wireline access, mobile data services, hyperscale cloud data centers, and cloud computation and storage markets. Additionally, the proliferation of increasingly complex high frequency, high bandwidth and low-power applications has led to a rapid increase in the demand for systems that require multiple radio frequency, mixed-signal, and high-performance analog and digital signal processing transceiver SoCs.
Challenges Faced by Providers of Systems and RF Transceivers and Optical Interconnects
Designing and implementing high-frequency, high-bandwidth RF transceiver systems is extremely challenging owing to the high operating frequency ranges and wide frequency bands across which the communication signal is transmitted. As a result, system designers must contend with significantly more sources of interference and signal impairments than in the case of traditional narrow band, low-frequency communication systems. These narrow band single-channel RF transceivers often use conventional radio system architectures that require expensive discrete components, and are fabricated in costly special-purpose semiconductor technologies, such as silicon germanium, gallium arsenide, and RF enhanced CMOS process technologies.
The key challenges of capturing and processing high quality broadband communications signals include:
•Receiving single or multiple RF/digital communications signals spanning multiple frequency bands over a wide spectrum: Many of the advanced high-data-rate applications require the simultaneous RF reception of multiple channels or frequency bands in order to first aggregate, and then subsequently demodulate, the data signal, which is spread over discrete disparate frequency bands. Likewise, data transmission is achieved by disaggregating the user's data signal and transmitting it over multiple available frequency bands spanning a wide frequency spectrum. For example, in the cable modem and broadband gateway markets, it is necessary to support the simultaneous reception of multiple channels of high-definition video, voice, and data applications in many system designs. OEMs meet these stringent requirements via multiple narrow- or wide-band RF receivers, each of which is dedicated to the reception of a single frequency band. An alternate, but highly challenging, approach involves Full Spectrum Capture (FSCTM) receiver SoCs, which can receive and digitize the entire available RF frequency spectrum in the transmission medium. They can then select and aggregate the relevant frequency bands over which the data is spread using analog and mixed-signal digital co-processing techniques. In contrast, use of multiple discrete conventional narrowband RF receivers is impractical due to increased design complexity, overall cost, circuit board space, power consumption and heat dissipation limitations. In addition, such narrowband receiver implementations suffer from signal integrity issues, reliability, and thermal challenges owing to the proximity of sensitive multiple RF receivers and discrete components in a limited PCB footprint.
•Signal Clarity Performance Requirements: In communications systems, performance is limited by the quality of the received/transmitted signal that can be supported throughout the channel bandwidth. Signal-to-noise (SNR) ratio measures the strength of the desired signal relative to the sum of the noise and undesired signal energy in the same channel. High capacity 5G wireless cellular data networks operate across non-contiguous wireless spectrum bands, while wired coaxial cable and power-line networks require broadband RF transceivers supporting high SNR. Optical transceivers operate across the widest bandwidths available and must preserve the necessary SNR throughout their bandwidth. These transceiver systems must isolate the desired signals from the undesired signals that are invariably present in their wide operating frequency range. The undesired signals not only include the noise generated by the natural environment, but also interference produced by home appliances, enterprise communications equipment, and other wireless networking systems. For example, in 5G mobile infrastructure applications, a radio transceiver receiving a channel at 1710MHz must cope with reflections in the environment as well as interference from a neighboring channel at 1660MHz picked up by the receiving antenna. The transceiver must also compensate for distortion introduced by the strong signals out of the transmitting antenna. Analog and digital signal processing is employed to improve SNR in the received and transmitted signals. Beamforming and MIMO of radio signals also significantly improves signal-to-noise ratio, but requires sophisticated RF, analog and digital signal co-processing, and software expertise. Broadband reception and beamforming of RF signals in mobile environments are extremely difficult to implement due to the stringent size, cost, and power consumption constraints. Also, higher order modulation of communication signals requires extremely high SNR to maximize data capacity in a finite spectrum, which greatly increases the difficulty of implementing broadband systems.
•Power Consumption: Power consumption has become a major concern inside communication systems, including home access gateways, wireless base-stations and data center infrastructure applications. For example, inside the home, Wi-Fi capacity and bandwidth improvement require increasing the number of transceivers per access point with greater channel bandwidths. As a result, the home Wi-Fi gateway has significant heat dissipation challenges within the system due to the increase in power consumption. Likewise, within the data center, physical limitations in the ability to remove heat efficiently from network switches, and the optical transceivers plugged into them, are the main obstacles to increasing data center network bandwidth at and beyond 400Gbps speed per optical transceiver. These switches and transceivers now consume an increasingly significant fraction of total data center power. In 5G wireless access infrastructure applications, the cost of provisioning power to base-station antenna towers and the operating cost attributable to energy consumption is high. In many multiple-transceiver system designs, a majority of the system’s overall power consumption can be ascribed to radio transceivers.
•Size: The size of electronic components, such as RF transceivers and digital signal processing SoCs, is a key consideration for system designers and the service providers that deploy them. In wired optical infrastructure applications inside data centers, rapidly increasing network server and switch face-plate density trends are aggressively driving reduction of the size of optical transceiver interconnects. In 5G wireless infrastructure, space on the base-station radio towers where the radios and modems are mounted, is highly constrained and is a significant portion of operating costs. The deployment of massive MIMO and antenna arrays, and cell densification for 5G wireless coverage and capacity, greatly increase the number of radio transceivers required in each base station radio tower and the number of base stations in a cell. As a result, there is a growing trend and an increasing need for highly complex integrated SoCs with greater numbers of transceivers per SoC.
There are also challenges that are specific to the processing of high-speed optical interconnect signals in our target data center markets.
◦Optical Fiber Channel Impairments: The inherent optical properties of the fiber material result in impairments to the optical signal as it propagates along the fiber. These impairments degrade signal integrity due to the loss of light intensity and other adverse modal, chromatic and polarization dispersion effects on the propagating light. Further, electrical signal impairments are introduced in the process of conversion of optical signals to electrical signals, which together reduce the maximum data throughput and limit the distance over which data can propagate over fiber. Therefore, communications SoCs present inside optical modules (often referred to as digital signal processors or DSPs) are required to correct both electrical and optical signal impairments at both ends of the fiber termination.
◦Photonics Device Technology: Today’s state-of-the art in photonic device technology lags the rapidly increasing speed requirements of data traffic within cloud data centers and optical transport links between telecom data centers. This imposes severe limits to the high-speed conversion of electrical signals to optical signals, and vice versa, owing to the bandwidth limitations, nonlinearities, and noise properties in lasers, modulators, and photo detectors used in optical modules.
◦Form Factor: Optical transceivers are required to conform to multi-source agreement (MSA) standardized form factors, which in turn determine the number of transceiver ports that can fit in the face plates of standard server, storage, and switch rack units. Standardization of transceiver form factors and rack unit face plates allows data center operators to upgrade network speeds of existing installations by simply replacing older optical transceivers and switches with newer faster ones, rather than having to overhaul installed fiber infrastructure and floorplan. The dimensions of the standard face plate impose a severe constraint on the amount of heat that can be practically removed from a rack unit. A major challenge facing optical transceiver SoCs is to support exponentially growing data rates within the standardized form factor and thermal constraints.

Our RF, Mixed-Signal and Digital SoC Platform Solutions
We are a provider of communications systems-on-chip solutions for the connected home, mobile and wireline infrastructure, data centers, and industrial and multi-market applications. Our products exemplify our core integrated circuit design and communications systems engineering capabilities:
•Proprietary broadband/RF, analog and mixed-signal transceiver front ends: Our analog and mixed-signal IC designers implement complex broadband radio transceiver front-ends and data converters in standard silicon CMOS processes, which enables single-die integration of a complete digital signal processing communication system. This results in state-of-the-art performance, highest energy efficiency or lowest power, smallest form factor, and the lowest manufacturing cost of a target function. For example, in cable DOCSIS3.1 data gateways, our single-chip Full Spectrum Capture (FSC) receivers digitize the entire cable spectrum and aggregate multiple frequency bands or channels using analog and digital signal co-processing to enable multi-gigabit data services. There is a 100-fold reduction in power per unit bandwidth while increasing the total data throughput by an even greater factor. Our high-performance mixed-signal design capability, which involves the high-speed conversion of signals precisely and efficiently between analog and digital domains, is core to all our products and market applications, including high-speed optical interconnect applications inside data centers, 5G Access infrastructure MMIMO radios, and millimeter wave and microwave wireless backhaul transport.
•Advanced digital signal processing ASIC design and algorithms: Our signal processing algorithm and digital ASIC design expertise is at the core of our ability to employ digital signal processing to enable breakthroughs in CMOS analog RF front-end design and vice-versa. For example, impairments introduced by analog systems such as power amplifiers and photonics devices are canceled using sophisticated digital signal processing algorithms to achieve superior signal quality, reduce power consumption, and improve the speed of operation. Communication systems across a range of our current and future target markets share common signal processing functions, such as efficient error control coding, compensation for transmission medium or channel induced impairments, and digital processing of wideband signals. As such, algorithmic breakthroughs in one application are directly applicable to other product areas.
•Embedded systems and software architecture: Our products contain complex integrated CPU subsystems. These subsystems typically include multiple low-power microprocessor cores, packet processor, bus and peripherals, memory controllers, and interrupt processing. In addition to signal processing and supervisory activity functions, we also implement multiple layers of real-time embedded firmware and protocol stacks on a single chip. We believe our expertise and track record of successfully developing widely deployed, reliable embedded protocols for networking applications are essential to the evolution of connected home products of the future. Our firmware design capability is critical to the ease of use of our products in end customer platforms.
•Architecture and system design for highly integrated end-to-end communication platform solutions: Our novel design techniques tradeoff individual signal path circuit level performance to optimize the overall system performance. Our holistic platform and system level design approach eliminates costly, and power-hungry overdesign of individual circuit elements. It allows us to address more complex customer problems that require a deeper understanding of the customer’s end product. Our products not only integrate the entire physical layer (PHY), but also implement complete protocol stacks along with ready-for-use product level interface functionality and associated platform software. We also provide the most efficient and cost-effective platform level power management IC solutions that regulate and monitor the power consumption for our chips and other circuits on the platform. The integration of the entire system on a single-chip or utilizing minimal number of silicon dies reduces the number of external board-level components, decreases board space, improves performance, simplifies customers’ product design, and significantly reduces power consumption.
•Low-power design methodology: The superior energy efficiency of our products reflects our years of cumulative experience and R&D investment in system architecture, semiconductor device modeling, and integrated circuit design expertise. At extremely high data rates, when electrical signals transit on and off the chip, there is a severe penalty in speed and power consumption. Therefore, significant reduction in power consumption of a device requires minimization of signal transitions between multiple chips. Our ability to achieve the highest levels of integration of all analog/RF and digital signal processing functionality on the same chip minimizes power consumption by eliminating such signal transitions. Our solutions disproportionately impact our end-customer’s product power dissipation, such as in cable modems, cable FDX fiber nodes, 400Gbps optical transceiver modules, and large 5G antenna radio transceiver arrays. Low power dissipation not only simplifies costly thermal design, but also eliminates the need for bulky fans and other cooling aids. This in turn improves end customer product reliability, increases the density of product features that can be supported in a compact footprint, and reduces overall system cost.

•Scalable Platform: Our products share common, modular components such as data converters, radio architectures, signal processing algorithms, and digital signal processing circuit architectures, which enables us to offer fully integrated broadband RF transceiver based digital communication SoC solutions across a wide variety of markets while meeting the stringent performance requirements of these end market applications and standards. This contrasts to legacy solutions that require significant customization to conform to the various regional standards, technical performance and product feature requirements. As a result, our customers can minimize their design resources required to develop applications for multiple target markets using our platform solutions. In addition, we are able to deploy our engineering resources more efficiently to both diversify and address larger communications end markets.
Our Strategy
Our objective is to be the leading provider of communications SoCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We aim to continue to leverage our core analog and digital signal co-processing competencies to expand into other communications markets with similar performance requirements. The key elements of our strategy are:
•Extend Technology Leadership in RF Transceivers and RF Transceiver + Digital Signal Processing + Embedded Processor SoCs: We believe that our success thus far is largely attributable to a combination of our RF and mixed-signal design capability together with advanced digital design expertise. We have leveraged this core competency to develop high-performance, low-cost semiconductor solutions for broadband communications applications spanning the connected home, wireless access and backhaul network infrastructure, and high-speed fiber-optic modules for data center, metro, and long-haul infrastructure markets. We will continue to invest in this capability and strive to be an innovation leader in this market.
•Leverage and Expand our Existing Customer Base: We target customers who are leaders in their respective markets. We intend to continue to focus on sales to customers who are leaders in our current target markets, and to build on our relationships with these leading customers to define and enhance our product roadmap. By solving the specific problems faced by our customers, we can minimize the risks associated with our customers’ adoption of our new integrated circuit products and reduce the length of time from the start of product design to customer revenue. Further, engaging with market leaders will enable us to participate in emerging technology trends and new industry standards.
•Target Additional High-Growth Markets: Our core competency is in RF analog and mixed-signal integrated circuit design in CMOS process technology. Several of the technological challenges involved in developing RF solutions for video broadcasting and broadband reception are common to a majority of broader communications markets. We intend to leverage our core competency in developing highly integrated RF transceiver and RF transceiver SoCs in standard CMOS process technology to address additional markets within broadband communications, communications infrastructure, and connectivity markets that we believe offer high growth potential.
•Expand Global Presence: Due to the global nature of our supply chain and customer locations, we intend to continue to expand our sales, design and technical support organization both in the United States and overseas. In particular, we expect to align our regional support to our customer base. We believe that our customers will increasingly expect this kind of local capability and support.
•Attract and Retain Top Talent: We are committed to recruiting and retaining highly talented personnel with proven expertise in the design, development, marketing and sales of communications integrated circuits. We believe that we have assembled a high-quality team in all the areas of expertise required at an integrated circuit design and communications systems company. We provide an attractive work environment for all of our employees. We believe that our ability to attract the best engineers is a critical component of our future growth and success in our chosen markets.
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
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2020, 2019 and 2018, ten customers accounted for approximately 68%, 63% and 61% of our net revenue, respectively. In the year ended December 31, 2020, two of our direct customers represented 28% of our net revenue. In the years ended December 31, 2019 and 2018, one of our direct customers, CommScope Holding Company, Inc., or Commscope, represented 14% and 18%, respectively, of our net revenue.
Products shipped to Asia accounted for 82%, 84% and 81% of our net revenue in the years ended December 31, 2020, 2019 and 2018, respectively. Products shipped to Hong Kong accounted for 42%, 46%, and 43% of our net revenue in the years ended December 31, 2020, 2019 and 2018, respectively. Products shipped to China accounted for 17%, 14% and 19% of our net revenue in the years ended December 31, 2020, 2019 and 2018, respectively. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2020, 2019 and 2018 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars. See Note 14 to our consolidated financial statements, included in Part IV, Item 15 of this Report for a discussion of total revenue by geographical region for the years ended December 31, 2020, 2019 and 2018.
Sales and Marketing
We sell our products worldwide through multiple channels, using our direct sales force, third party sales representatives, and a network of domestic and international distributors. We have direct sales personnel covering the United States, Europe and Asia. We also employ a staff of field applications engineers to provide direct engineering support locally to some of our customers.
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 49%, 52%, and 42% of our net revenue in the years ended December 31, 2020, 2019, and 2018, respectively.
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
Raw Materials
As a fabless designer of integrated circuits, we do not directly procure raw materials and instead, rely on third parties to manufacture, assemble and test, or supply, our products, as described in further detail under the below heading “Manufacturing.” To a lesser extent, we also purchase certain turnkey, or finished goods product, for resale. Raw materials used by third party foundries, assembly and test contractors and turnkey product vendors include silicon wafers, as well as lead frames or substrate materials, gold or copper wires, and molding compounds used in assembly/packaging and test of our products. We work closely with our vendors in providing a supplier forecast 6-12 months in advance to ensure they have an adequate supply of raw materials to cover our forecast.
Manufacturing
We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. We also rely on certain vendors to supply turnkey products, including, in particular, Intel Corporation for certain products we sell following our acquisition of Intel’s Home Gateway Platform Division in July 2020. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality while maintaining a socially responsible supply chain.
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 14 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include Global Foundries Inc. in Singapore, Semiconductor Manufacturing International Corporation or SMIC in China, Taiwan Semiconductor Manufacturing Corporation

or TSMC in Taiwan, and United Microelectronics Corporation or UMC in Taiwan and Singapore. We generally do not depend on a single source for the supply of our materials. Additionally, certain of the acquired products of the Wi-Fi and Broadband assets business are supplied to us under the terms of a supply agreement with Intel.
Assembly/packaging and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent assembly/packaging and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering, or ASE, Amkor Technology, Giga Solution Technology Co. Ltd., SIGURD Microelectronics Corp., Unisem (M) Berhad and United Test and Assembly Center, or UTAC Holdings Ltd.
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
Corporate Social Responsibility
As we continue to expand our presence around the world, we are mindful of our responsibility to maintain a socially responsible supply chain, reduce our carbon footprint, and give back to our local communities.
Socially responsible supply chain. We are committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or 3TG) from the Democratic Republic of Congo and certain adjoining countries. Our efforts include maintaining a supplier policy which bars the use of forced or child labor and slavery and a conflict minerals policy governing the use and distribution of 3TG minerals, as well as conducting due diligence before allowing a potential supplier to become a preferred supplier. We request the return of reporting forms related to conflict minerals from our suppliers under the Responsible Minerals Initiative, or RMI, Conflict Minerals Survey. Further, we seek to remove any suppliers that continue to fail to meet our supplier and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also conduct recurring internal trainings for all employees and certain select contractors on export compliance, anti-corruption and anti-slavery, and insider trading.
Reduce our carbon footprint. We aim to reduce the environmental impact of our products. We provide products to our customers that use approved environmentally-friendly materials, prevent pollution by minimizing waste and promoting recycling of reusable materials, and provide customer satisfaction through compliance with global environmental regulations as they relate to our products and operations.
Contributing to community. We encourage our employees to contribute to local communities. In 2020, the Company’s U.S. employees organized a fund-raising campaign to feed the hungry in local communities, which has increased as a result of closures and job losses during the COVID-19 pandemic. Together with a matching corporate contribution from the Company, the campaign raised in excess of $60 thousand, benefiting Feeding America, a U.S. hunger- relief organization.

Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2020, we had approximately 1,069 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Boston,
Massachusetts; Singapore; Shanghai, Shenzhen, and Hong Kong in China; Taipei and Hsinchu in Taiwan; Bangalore, India;
and Austria, Germany, Israel, Spain, and Canada.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receivers, optical interconnects, high-performance interface, data and video compression and encryption, and power management products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources, as well as smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and optical interconnect products. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Maxim Integrated Products, Inc. (which recently entered into a definitive agreement to be acquired by Analog Devices), Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
The market for RF, mixed-signal and high-performance analog semiconductor products is highly competitive, and we believe that it will grow more competitive as a result of continued technological advances. We believe that the principal competitive factors in our markets include the following:
•product performance;
•features and functionality;
•energy efficiency;
•size;
•ease of system design;
•customer support;
•product roadmap;
•reputation;
•reliability; and
•price.

We believe that we compete favorably as measured against each of these criteria. However, our ability to compete in the future will depend upon the successful design, development and marketing of compelling RF, analog, digital, and mixed-signal semiconductor integrated solutions for high growth communications markets. In addition, our competitive position will depend on our ability to continue to attract and retain talent while protecting our intellectual property.
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

We have 1,716 issued patents and 83 patent applications pending in the United States. We also have 349 issued foreign patents and 76 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States.
We are the owner of approximately 10 trademarks that have been registered and/or allowed for registration in the United States. We own foreign counterparts (including approximately 36 foreign registrations) of certain of these registered trademarks in Canada, Chile, China, the EU, India, Israel, Japan, Korea, Singapore, and Taiwan. We also claim common law rights in certain other trademarks that are not registered.
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
We are a party to a number of license agreements for various technologies, such as a license agreement with Intel Corporation relating to demodulator technologies that are licensed specifically for use in our products for cable gateways. The license agreement with Intel Corporation has a perpetual term, but Intel Corporation may terminate the agreement for any uncured material breach or in the event of bankruptcy. If the agreement is terminated, we would not be able to manufacture or sell products that contain the demodulator technology licensed from Intel Corporation, and there would be a delay in the shipment of our products containing the technology until we found a replacement for the demodulator technology in the marketplace on commercially reasonable terms or we developed the demodulator technology itself. We believe we could find a substitute for the currently licensed demodulator technology in the marketplace on commercially reasonable terms or develop the demodulator technology ourselves. In either case, obtaining new licenses or replacing existing technology could have a material adverse effect on our business, as described in “Risk Factors — Risks Related to Intellectual Property — We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
The semiconductor industry is characterized by frequent litigation and other vigorous offensive and protective enforcement actions over rights to intellectual property. Moreover, there are numerous patents in the semiconductor industry, and new patents are being granted rapidly worldwide. Our competitors may obtain patents that block or limit our ability to develop new technology and/or improve our existing products. If our products were found to infringe any patents or other intellectual property rights held by third parties, we could be prevented from selling our products or be subject to litigation fees, statutory fines and/or other significant expenses. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. We may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors — Risks Related to Intellectual Property — We have settled in the past intellectual property litigation and may face additional claims of intellectual property infringement. Current litigation and any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights” and in “Item 3 — Legal Proceedings.”
Governmental Regulation
Our business and operations around the world are subject to government regulation at the national, state, provincial, or local level addressing, among other matters, applicable environmental laws; health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration; laws relating to export controls and economic sanctions; and the rules of industrial standards bodies such as the International Standards Organization and governmental agencies such as the Federal Trade Commission.
We believe that our properties and operations comply in all material respects with applicable laws protecting the environment and worker health and safety. We do not manufacture our own products but do maintain laboratory space at certain of our facilities to facilitate the development, evaluation, and testing of our products. These laboratories may maintain quantities of hazardous materials. While we believe we are in material compliance with applicable law concerning the safeguarding of these materials and with respect to other matters relating to health, safety, and the environment, the risk of liability relating to hazardous conditions or materials cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance at our facilities nor have we experienced any material issues relating to employee health and safety. We cannot provide assurances, however, that issues will not arise in the future or that applicable law will not require us to incur significant compliance expenditures.
In addition to environmental laws, our business is subject to various rules and regulations and executive orders relating to export controls and trade sanctions. Certain of our products are subject to the Export Administration Regulations (EAR), which are administered by the United States Department of Commerce’s Bureau of Industry and Security (BIS), and we are periodically required to obtain an export license before we can export certain controlled products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS “Denied Persons” list and BIS Entity list. If one of our customers is listed on the BIS Entity List, BIS List of Denied Persons, or other U.S. government sanctioned persons list, then subject to certain limited exceptions, we will, as a general rule, be precluded from doing business with that customer. We cannot guarantee that export control restrictions or imposition of sanctions imposed in the future will not prevent, or materially limit, our ability to conduct business certain customers or in certain countries. Any failure to comply with these laws could result in governmental enforcement actions, including substantial monetary penalties and denial of export privileges.
Employees and Human Capital
Our future success depends on our ability to retain, attract and motivate qualified personnel, especially our design and technical personnel, but also our senior management and support personnel. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. We emphasize our core values of Excellence, People, Integrity, and Compassion (EPIC) in our hiring and human resources practices as well as our customer service. We have a diverse workforce that represents many cultures and we celebrate our diversity by fostering inclusion across our multi-national organization. We acknowledge that we, along with the semiconductor and technology industry as a whole, can do more to advance gender and racial equality by increasing representation of underrepresented minorities as well as females in leadership and technical positions including engineering and other roles.
As of December 31, 2020, we had approximately 1420 employees, including 1,069 in research and development, 200 in sales and marketing, 46 in operations and semiconductor technology and 105 in administration. We have employees across 18 countries: 38% are in Asia, 29% in the Americas, 19% in Europe and 14% in the Middle East. Our workforce is represented by the following race/ethnicities: 53% Asian, 40% White or Middle Eastern, 7% Latinx or Hispanic origin, with 36% Asian and 64% White or Middle Eastern in senior management. Females represented 14% of our outside directors, 9% of senior management, 10% of our technical roles, and 18% of our total workforce. Of our total employee workforce, 13% is represented by Work Councils in Austria and Germany. The Work Council groups, common to these countries, are comprised of employees elected by the general employee base. We consider our global employee relations to be good. In 2020, our employee voluntary turnover rate was 8%.
Our human capital resources objectives include, as applicable, attracting and retaining talented and experienced employees, advisors, and consultants. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We aim to reduce the gender pay gap that is pervasive in our industry. We offer this via a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards to our employees, some of which vest over a period of four years, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits may include paid time off; 401(k), pension or other retirement plans; employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Our global training and development program focuses on harassment-free workplace and diversity topics, as well as ethics and export compliance.
Our executive compensation structure aligns executive incentives with the long-term growth objectives of MaxLinear, including long-term share price appreciation. In that regard, our executive compensation programs have tended to place a relatively heavier weighting on equity compensation than our peers and include a performance-based metric to executives’ equity incentives in addition to other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in either an amendment to this Annual Report on Form 10-K or our 2021 Proxy Statement.

In 2020, our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic, including work-from-home arrangements for a substantial portion of our workforce and reduced capacity for those that have returned to the office, adhering to local health authority guidelines. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration (OSHA) in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under the below heading “Manufacturing.”
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
Risk Factor Summary
Risks Relating to our Acquisitions

•Our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including with respect to any cost savings and other potential synergies.
•Failure to integrate the acquired businesses successfully in the expected time-frame may adversely affect our results and financial condition.
•Our business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the acquisitions.
•We may have difficulty motivating and retaining key personnel in light of the acquisitions.

•We have incurred material secured term loan indebtedness which adversely affects our operating results and cash-flows and contains covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.

Risks Related to Our Business

•Impacts of the COVID-19 pandemic could adversely affect our business, financial condition, and results of operations.
•We face intense competition expected to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.
•We depend on a limited number of customers, who themselves are dependent on a consolidating set of service provider customers, for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customers could have a material adverse effect on our revenue and operating results.
•A significant, but declining portion of our revenue is attributable to demand for our products in markets for broadband (previously connected home) solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
•If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
•We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
•A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
•The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation and adversely affect our operating costs.
•Average selling prices of our products could decrease rapidly, which would have a material adverse effect on our revenue and gross margins.
•If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
•We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could negatively affect our inventory levels, sales and operating results.
•We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly as we seek to enter new markets where we may not have prior experience.
•If we are unable to attract, train and retain qualified design and technical personnel, we may not be able to execute our business strategy effectively.
•Our business would be adversely affected by the departure of existing members of our senior management team.
•Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.
•Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures and customers may decide to cancel or change their product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.
•Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors that could adversely affect our business and our stock price.
•We are subject to the cyclical nature of the semiconductor industry.
•Our business, financial condition and results of operations could be adversely affected by political and economic conditions and other factors related to our international operations.
•Our business is subject to various governmental regulations, and if we fail to maintain compliance, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

Risks Relating to Intellectual Property

•We may face future claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.
•If we are unable to protect our significant amount of intellectual property, our business could be adversely affected.
•We have been and may be subject to future information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

Risks Relating to Reliance on Third Parties

•We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
•Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
•We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.
•We rely on third parties to provide services and technology necessary for the operation of our business. Any failure of one or more of our partners, vendors, suppliers or licensors to provide these services or technology could have a material adverse effect on our business.
Risks Relating to Our Common Stock

•Our management team may use our available cash and cash equivalents in ways with which you may not agree or in ways which may not yield a return.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
•Our share price may be volatile as a result of various factors.
Risks Relating to our Acquisitions

Our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize material synergies as a result of our acquisitions of the Home Gateway Platform Division of Intel Corporation, or Intel, which we refer to as the Wi-Fi and Broadband assets business, and NanoSemi, Inc., or NanoSemi, and as a result, we currently believe that the acquisitions will, in aggregate, be accretive to our free cash-flow and non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, the amortization of purchased intangible assets, and inventory fair value adjustments. The expectations and guidance we have provided with respect to the potential financial impact of the acquisitions are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the acquired businesses and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the products of the acquired businesses in particular. The integration of the acquired businesses may present substantial incremental challenges that could materially and adversely affect our ability to realize the currently anticipated financial, operational, and strategic benefits of the acquisitions. Additional assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:
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
The success of the acquisitions of the Wi-Fi and Broadband assets business and NanoSemi will depend, in substantial part, on our ability to integrate the acquired businesses with MaxLinear and to realize fully the anticipated benefits and potential synergies from the integration, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of the product portfolio of the acquired businesses. Certain of the acquired products of the Wi-Fi and Broadband assets business are supplied to us on a turnkey basis under the terms of a supply agreement with Intel. While we believe this supply agreement mitigates certain near-term integration risks, we also rely on Intel as a source of supply for these products. Accordingly, this relationship presents similar supply risks as exist with respect to our other products as a fabless semiconductor company dependent on specific foundry relationships. See the Risk Factor entitled “We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.” We expect that the completion of the integration of two acquired businesses will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with the acquired businesses and addressing the different corporate cultures of MaxLinear and the acquired businesses. Furthermore, the acquired businesses also operate in jurisdictions materially affected by the COVID-19 pandemic, which enhances integration risks, in particular risks relating to our ability to retain key employees at a time when engagement is difficult, as described in more detail under the Risk Factor entitled “We may have difficulty motivating and retaining key personnel in light of the acquisitions.” Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the businesses are not successfully integrated, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our common stock.

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
We have incurred approximately $175.0 million of incremental secured term loan indebtedness, primarily to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business. As of December 31, 2020, our aggregate indebtedness was $369.8 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

MaxLinear financed the $150.0 million acquisition of the Wi-Fi and Broadband assets business in part with an incremental secured term loan facility in an aggregate principal amount of approximately $175.0 million, of which $157.8 million was outstanding as of December 31, 2020. The incremental term loan has a three-year term expiring in July 2023 and bears interest, at our option, at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The incremental term loan of $175.0 million amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the incremental term loan on the last day of each of the first through fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31, 2020, and (iii) 3.75% of the original aggregate principal amount of the incremental term loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The incremental term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries.

We had previously only carried long term debt on our balance sheet from one acquisition. We have prepaid a substantial portion of the total principal of debt from the prior acquisition and have financed the remainder of our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. MaxLinear previously financed the acquisition of Exar in part with a secured initial term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of December 31, 2020. The outstanding principal on the initial term loan is due at maturity on May 12, 2024. Our outstanding initial term loan debt is subject to a Adjusted LIBOR plus a 2.5% fixed applicable margin during the remainder of the term of the loan. The existing term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. As of December 31, 2020, our aggregate indebtedness under the initial and incremental term loan facilities was $369.8 million.

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
The acquisitions of the Wi-Fi and Broadband assets business and NanoSemi are accounted for as business combinations under the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of December 31, 2020, our balance sheet reflected goodwill of $302.8 million and other intangible assets of $207.3 million. Consequently, we could recognize material impairment charges in the future.
In addition to our acquisitions of the Wi-Fi and Broadband assets business and NanoSemi, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
We have completed multiple acquisitions in the past four years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions could result in:
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

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of December 31, 2020, some of our workforce have returned to the office at reduced capacity adhering to local health authority guidelines. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests, we are currently benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation, M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Maxim Integrated Products, Inc. (which recently entered into a definitive agreement to be acquired by Analog Devices), Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
For fiscal 2020, our top two customers, which were both direct customers, accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 41% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
A significant, but declining portion of our revenue is attributable to demand for our products in markets for broadband (previously connected home) solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.

For fiscal 2020 and 2019, revenue directly attributable to broadband (previously connected home) applications accounted for approximately 51% and 38% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, Pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have further expanded our product offerings to include Wi-Fi, ethernet and broadband gateway processor systems-on-chip, or SoCs, and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, application-specific integrated circuits, or ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed optical interconnects for data center, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For fiscal years 2020, 2019, and 2018, our research and development expense was $180.0 million, $98.3 million, and $120.0 million respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased in 2020 to $478.6 million from $317.2 million in 2019 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those from our acquisition of the Wi-Fi and Broadband assets business. The COVID-19 pandemic could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Highly complex products like our Wi-Fi and broadband RF receivers and RF receiver SoCs, physical medium devices for optical modules, RF transceiver and modem solutions for wireless infrastructure markets, and high-performance analog solutions may contain defects and bugs when they are first introduced or as new versions are released. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.
Average selling prices of our products could decrease rapidly, which would have a material adverse effect on our revenue and gross margins.
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, under certain of our agreements with key distributors, we provide protection for reductions in selling prices of the distributors’ inventory, which could have a significant adverse effect on our operating results if the selling prices for those products fell dramatically.
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
In particular, we believe that we will need to develop new products in part to respond to changing dynamics and trends in our end user markets, including (among other trends) consolidation among cable and satellite operators, potential industry shifts away from the hardware devices and other technologies that incorporate certain of our products, and changes in consumer television viewing habits and how consumers access and receive broadcast content and digital broadband services. We cannot predict how these trends will continue to develop or how or to what extent they may affect our future revenues and operating results. We believe that we will need to continue to make substantial investments in research and development in an attempt to ensure a product roadmap that anticipates these types of changes; however, we cannot provide any assurances that we will accurately predict the direction in which our markets will evolve or that we will be able to develop, market, or sell new products that respond to such changes successfully or in a timely manner, if at all.
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

Our operating history had previously focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for the wired whole-home broadband connectivity market and entered the markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have also expanded into the markets for Wi-Fi, Ethernet and Broadband Gateway Processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in systems-on-chip, or SoCs, application-specific integrated circuits, or ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, industrial and multimarket and Wi-Fi and broadband operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain a design win could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 24 months for the satellite markets, and 36 months or longer for industrial, wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the year ended December 31, 2020. In addition, as of December 31, 2020, approximately 72% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
Risks Relating to Intellectual Property
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
Risks Relating to Reliance on Third-Parties
We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation for certain products under a supply agreement as described in the risk factor “Failure to integrate the acquired businesses with our business and operations successfully in the expected time-frame or otherwise may adversely affect MaxLinear’s operating results and financial condition.” We also use third-party contractors for all of our assembly and test operations.
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

The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, our net revenue could decline and our business, financial condition and results of operations would be adversely affected.

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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 49%, 52%, and 42% of our net revenue in the years ended December 31, 2020, 2019, and 2018, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. We used a portion of these assets to acquire the Wi-Fi and Broadband assets business and NanoSemi in the third quarter of 2020. We may also, in the future, use a portion of our assets to acquire other complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents and resources for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2020, we had approximately 74.5 million shares of common stock outstanding.
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
General Risk Factors
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
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at December 31, 2020. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.

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
We have assumed certain unfunded defined benefit retirement plan obligations in an acquisition. Such obligations may require a significant amount of cash to fund in the future, and changes in assumptions underlying the obligation and return on plan assets may adversely affect our earnings, equity and contributions in future.
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of the Wi-Fi and Broadband assets business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $6.4 million as of December 31, 2020. We have never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations for the year ended December 31, 2020, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Boston, Massachusetts; Burnaby, Canada; Bangalore, India; Singapore; Taipei and Hsinchu, Taiwan; Shenzhen, Shanghai, and Hong Kong, China; Seoul, South Korea; Tokyo, Japan; Paterna, Spain; Villach, Austria; Munich, Germany; and in Petah Tikva, Israel.
ITEM 3.    LEGAL PROCEEDINGS
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
According to our transfer agent, as of February 4, 2021, there were 71 record holders of our common stock. We believe we have approximately 22,000 beneficial holders of our common stock.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2015 and ends on December 31, 2020, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2015, and the reinvestment of any dividends.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

MaxLinear, Inc. and Philadelphia Semiconductor Index
NYSE Composite Index
1000
950
900
850
800
750
700
650
600
550
500
450
400
350
300
250
200
150
100
50
0
200
150
100
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
MaxLinear, Inc.
The NYSE Composite Index
The Philadelphia Semiconductor Index

Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and selected consolidated balance sheet data as of December 31, 2020 and 2019 from our consolidated financial statements and related notes included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected for any future period. As described in Note 1 to our consolidated financial statements included herein, as a result of the adoption of ASC 606 as of January 1, 2018 using the modified retrospective method, amounts for years prior to 2018 have not been adjusted to reflect the change to recognize certain distributor sales upon sale to the distributor, or the sell-in method, from recognition upon the Company’s sale to the distributors’ end customers, or the sell-through method, which required the deferral of revenue and profit on such distributor sales. Also, due to the adoption of ASC 842 on January 1, 2019 with a cumulative effect adjustment to accumulated deficit, amounts for periods prior to 2019 in the consolidated balance sheets have not been adjusted to reflect certain lease-related assets and liabilities. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net revenue	$478,596	$317,180	$384,997	$420,318	$387,832
Cost of net revenue	265,798	149,495	176,223	212,355	157,842
Gross profit	212,798	167,685	208,774	207,963	229,990
Operating expenses:
Research and development	179,993	98,344	120,046	112,279	97,745
Selling, general and administrative	130,025	88,762	101,789	105,831	64,454
Impairment losses	86	—	2,198	2,000	1,300
Restructuring charges	3,833	2,636	3,838	9,524	3,432
Total operating expenses	313,937	189,742	227,871	229,634	166,931
Income (loss) from operations	(101,139)	(22,057)	(19,097)	(21,671)	63,059
Interest income	409	775	78	274	572
Interest expense	(12,952)	(11,133)	(14,255)	(10,378)	(104)
Other income (expense), net	(1,170)	(69)	422	(2,223)	163
Total interest and other income (expense), net	(13,713)	(10,427)	(13,755)	(12,327)	631
Income (loss) before income taxes	(114,852)	(32,484)	(32,852)	(33,998)	63,690
Income tax provision (benefit)	(16,259)	(12,586)	(6,653)	(24,811)	2,398
Net income (loss)	$(98,593)	$(19,898)	$(26,199)	$(9,187)	$61,292
Net income (loss) per share:
Basic	$(1.35)	$(0.28)	$(0.38)	$(0.14)	$0.96
Diluted	$(1.35)	$(0.28)	$(0.38)	$(0.14)	$0.91
Shares used to compute net income (loss) per share:
Basic	73,133	71,005	68,490	66,252	63,781
Diluted	73,133	71,005	68,490	66,252	67,653

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short- and long-term investments, available-for-sale	$150,034	$93,117	$74,191	$74,412	$136,805
Working capital	128,057	115,208	110,044	124,918	158,304
Total assets	1,022,442	705,791	743,593	824,862	422,652
Total stockholders’ equity	391,117	414,920	399,936	387,424	352,424

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
Overview
We are a provider of communications systems-on-chip solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency (RF), high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die, using standard digital complimentary metal oxide semiconductor (CMOS) processes and conventional packaging technologies. We believe this approach enables our solutions to achieve superior power, performance, and cost relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate our products in a wide range of electronic devices. Examples of such devices include cable Data Over Cable Service Interface Specifications (DOCSIS), fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
Our highly integrated semiconductor devices and platform-level solutions are primarily manufactured using low-cost CMOS process technology. CMOS processes are ideally suited for large digital logic implementations targeting high-volume and low-cost consumer applications. Importantly, our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog functionality and complex digital signal processing logic in the same integrated circuit. As a result, our solutions have exceptional levels of functional integration and performance, low manufacturing cost, and reduced power consumption. In addition, our proprietary CMOS-based radio and digital system architectures also enable shorter design cycles, significant design flexibility and low system-level cost across a wide range of broadband communications, wired and wireless infrastructure, and industrial and multi-market customer applications.
In fiscal 2020, our net revenue was derived primarily from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products for analog and digital Pay-TV applications, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider and Pay-TV industries, manufacturers selling into the smartphone market, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 82%, 84% and 81% of net revenue during the years ended December 31, 2020, 2019 and 2018, respectively, including for 42%, 46%, and 43%, respectively, from products shipped to Hong Kong and 17%, 14% and 19%, respectively, from products shipped to China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2020, 2019 and 2018 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2020, two of our direct customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers comprised 41% of our net revenue. In the year ended December 31, 2019, one of our direct customers, Commscope, accounted for 14% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue, of which distributor customers comprised 38% of our net revenue. In the year ended December 31, 2018, Commscope accounted for 18% of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue, of which distributor customers comprised 29% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Impact of COVID-19

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Massachusetts, Spain, India, Singapore, Taiwan, Canada, France, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of December 31, 2020, some of our workforce has returned to the office at a reduced capacity adhering to local health authority guidelines. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer order push-out requests, we are currently benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

As described below, on July 31, 2020, we consummated transactions contemplated by a definitive agreement to acquire certain assets and assume certain liabilities from Intel Corporation, or Intel, related to its Home Gateway Platform Division, which we refer to as the Wi-Fi and Broadband assets business, and on September 9, 2020, we completed our acquisition of NanoSemi, Inc., or NanoSemi, pursuant to an Agreement and Plan of Merger with NanoSemi, dated September 9, 2020, or the Merger Agreement. These businesses also operate in jurisdictions that have been and continue to be materially affected by the COVID-19 pandemic. In particular, our Wi-Fi and Broadband assets business has major engineering, development, and other personnel in Germany, Austria, Israel, India, Singapore, Taiwan, Hong Kong, and China and NanoSemi has engineering and development personnel in Boston, Massachusetts. Attempting to complete the integration of an acquisition of assets and new personnel around the world has been and will continue to be substantially complicated by continuing restrictions on travel and social distancing. In addition, engagement with newly integrated employees from the acquisitions has been and will continue to be similarly complicated and presents potential employee retention risks. We are taking various steps to mitigate these risks, but we cannot predict whether or to what extent the pandemic may adversely affect our ability to retain employees and successfully integrate the acquired businesses. In addition, the operating results of the acquired businesses are subject to the same financial and operational risks posed to MaxLinear’s current businesses, including potential declines in revenues, supply constraints, and other factors generally affecting businesses worldwide. For further discussion of potential risks arising from the acquisition, please see the discussion in Part I, Item 1A of this Annual Report on Form 10-K captioned “Risk Factors.”
Recent Developments

Acquisition of Home Gateway Platform Division of Intel Corporation

On July 31, 2020, we completed our acquisition of the Home Gateway Platform Division, which we refer to as the Wi-Fi and Broadband assets business, pursuant to an Asset Purchase Agreement with Intel, dated April 5, 2020, and related agreements. We paid cash consideration of $150.0 million for the purchase of certain assets of the Wi-Fi and Broadband assets business, and assumed certain liabilities related to specified employment matters. The transaction was funded with a portion of the proceeds from a secured incremental term loan with an aggregate principal amount of $175.0 million.
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
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review, evaluation, and adjustment of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. A pre-acquisition contingency (non-income tax related) is only recognized as an asset or a liability if (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on results of operations and financial position.
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
Revenue Recognition
Our revenue is primarily generated from sales of our integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, we adopted ASC 606 and recognize revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account our customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if we have a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of our product sales, transfer of control occurs upon shipment to our distributor or direct customer. In assessing whether collection of consideration from a customer is probable, we consider the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component.
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
Customer contract liabilities consist primarily of obligations to deliver rebates to customers in the form of units of products, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to our end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. We also record a right of return asset consisting of amounts representing the products we expect to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when we believe unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 15 to our consolidated financial statements.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment using either a qualitative assessment, and/or quantitative assessment, which effective with our October 31, 2020 impairment test, is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. We test by reporting unit, goodwill and other indefinite-lived intangible assets for impairment at October 31 each year or more frequently if we believe indicators of impairment exist.
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
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to accumulated deficit and were effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on our accounts receivable, net and accumulated deficit, as well as our results of operations for the year ended December 31, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update were effective for us beginning with fiscal year 2020, including interim periods. We perform our annual goodwill testing as of October 31, or more frequently if there are indicators of impairment. The adoption of the amendments in this update as of the Company's October 31, 2020 goodwill impairment test did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity’s valuation processes for Level 3 fair value measurements. The amendments in this update were effective for us beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update were effective for us beginning with fiscal year 2020. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. We selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on our property and equipment, net and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), to clarify disclosure requirements related to defined benefit pension plans. The amendment adds a narrative description on the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets not otherwise apparent in other disclosures. The amendment removes the disclosure of amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit costs over the next year. The amendments in this update are effective for us beginning with fiscal year 2021. Entities are required to apply the amendments on a retrospective basis with early adoption permitted. We selected to early adopt this update. The adoption of the amendments in this update did not have a material impact on our defined benefit plan disclosures and our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR), which will be discontinued by the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848)—Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. The amendments in this update are effective for us immediately and may be applied through December 31, 2022. Our LIBOR interest rate swap expired in October 2020 and was not impacted by reference rate reform. Therefore, the adoption of the amendments in this update did not have a material impact on our accumulated other comprehensive loss or our results of operations as of and for the year ended December 31, 2020.

In May 2020, the SEC issued a final rule that amends the financial statement requirements for business acquisitions and related pro forma financial information. The rule modifies the significance tests to replace total assets with aggregate worldwide market value of common equity in the investment test and to include a revenue component in the income test while requiring the use of absolute value to calculate average net income for the last five fiscal years. The rule improves the presentation of pro forma financial information by replacing pro forma adjustments with transaction accounting adjustments and adds the optional disclosure of management’s adjustments related to synergies and dis-synergies. The rule also reduces the number of acquiree annual financial statement periods required to a maximum of the two most recent fiscal years. The final rule is effective for us beginning with fiscal year 2021, with early application permitted; all applicable aspects of the rule are required to be applied upon adoption. We have early adopted the rule in our filings related to the acquisition of the Wi-Fi and Broadband assets business. The adoption of the rule did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2020.
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
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.
Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 5, 2020, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Net Revenue. Net revenue is primarily generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits for the access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, which then resell our products.
Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology intangible assets; inventory fair value adjustments; amortization of certain production mask costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
	2020	2019
Net revenue	100%	100%
Cost of net revenue	56	47
Gross profit	44	53
Operating expenses:
Research and development	38	31
Selling, general and administrative	27	28
Impairment losses	—	—
Restructuring charges	1	1
Total operating expenses	66	60
Loss from operations	(21)	(7)
Total interest and other income (expense), net	(3)	(3)
Loss before income taxes	(24)	(10)
Income tax benefit	(3)	(4)
Net loss	(21)%	(6)%
Net Revenue

	Year Ended December 31,		% Change
	2020(1)	2019(1)	2020
	(dollars in thousands)
Broadband	$244,424	$119,320	105%
% of net revenue	51%	38%
Infrastructure	76,166	85,369	(11)%
% of net revenue	16%	27%
Industrial and multi-market	87,267	79,137	10%
% of net revenue	18%	25%
Connectivity	70,739	33,354	112%
% of net revenue	15%	10%
Total net revenue	$478,596	$317,180	51%
_______________
(1) Our net revenues by market were revised during 2020 to align with changing end-market conditions, our current business priorities, as well as growth opportunities in the four categories. The broadband category includes our prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. Our connectivity category includes primarily our MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business.
Net revenue increased $161.4 million to $478.6 million for the year ended December 31, 2020, as compared to $317.2 million for the year ended December 31, 2019. The increase in broadband net revenue of $125.1 million primarily was the result of a partial-year contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in cable product shipments, partially offset by reductions in satellite product shipments. The increase in connectivity revenue of $37.4 million was primarily driven by a partial-year contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition, partially offset by a decline in MoCA product shipments. The increase in industrial and multi-market revenue of $8.1 million was related to increased shipments of component products attributable to our Wi-Fi and Broadband assets business acquisition, partially offset by decreased shipments of high performance analog products in this category. The decrease in infrastructure revenues of $9.2 million was primarily driven by decreased wireless backhaul and high performance analog shipments in this category.

We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions.
Cost of Net Revenue and Gross Profit

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Cost of net revenue	$265,798	$149,495	78%
% of net revenue	56%	47%
Gross profit	212,798	167,685	27%
% of net revenue	44%	53%
Cost of net revenue increased $116.3 million to $265.8 million for the year ended December 31, 2020, as compared to $149.5 million for the year ended December 31, 2019. The increase was primarily driven by higher sales and a non-recurring inventory fair value adjustments of $32.9M related to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020. The decrease in gross profit percentage for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was due primarily to the aforementioned non-recurring inventory fair value adjustments, as well as product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Research and development	$179,993	$98,344	83%
% of net revenue	38%	31%
Research and development expense increased $81.6 million to $180.0 million for the year ended December 31, 2020 from $98.3 million in the year ended December 31, 2019. The increase was primarily due to our acquisitions of the Wi-Fi and Broadband assets business and NanoSemi during the third quarter 2020, which resulted in increased engineering headcount, facilities, transition costs, and related expenses, as well as an increase in performance-based bonuses and stock-based compensation expenses. There were increases in payroll-related expenses of $54.2 million, of which $21.9 million was from performance-based bonus and stock-based compensation expenses; consulting and other outside services of $21.6 million, which includes acquisition-related transition service costs, design tools, and software license expenses; depreciation expense of $2.6 million; and occupancy expense of $1.4 million.
We expect our research and development expenses to increase in the future as we continue to focus on expanding our product portfolio and enhancing existing products.
Selling, General and Administrative

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Selling, general and administrative	$130,025	$88,762	46%
% of net revenue	27%	28%
Selling, general and administrative expense increased $41.3 million to $130.0 million for the year ended December 31, 2020, as compared to $88.8 million for the year ended December 31, 2019. The increase was primarily due to our acquisitions of the Wi-Fi and Broadband assets business and NanoSemi during the third quarter 2020, which resulted in increased personnel, facilities, transaction costs and bonuses and performance stock-based compensation expenses. Non-recurring transaction costs were $14.3 million in the year ended December 31, 2020. There were also increases in personnel-related expenses of $22.7 million, of which $16.0 million is from performance-based bonuses and stock-based compensation expenses; consulting and other outside services of $3.5 million; and occupancy expense of $1.6 million.
We expect selling, general and administrative expenses to increase in the future as we grow our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Impairment losses	$86	$—	n/a
% of net revenue	—%	—%
Impairment losses increased $0.1 million to $0.1 million for the year ended December 31, 2020, compared to $0 for the year ended December 31, 2019. Impairment losses for 2020 were related to the abandonment of an intellectual property license.
Restructuring charges

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Restructuring charges	$3,833	$2,636	45%
% of net revenue	1%	1%
Restructuring charges increased $1.2 million to $3.8 million for the year ended December 31, 2020, compared to $2.6 million for the year ended December 31, 2019.
Restructuring charges in 2020 primarily consisted of lease restructuring charges of $2.0 million, including $1.5 million related to reduction in expected cash inflows from subleases, and severance-related charges of $1.6 million in connection with employee separation expenses.
Restructuring charges in 2019 primarily consisted of lease restructuring charges of $1.3 million related to exiting certain redundant facilities and severance-related charges of $1.2 million in connection with employee separation expenses.
Interest and Other Income (Expense)

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Interest and other income (expense), net	$(13,713)	$(10,427)	32%
% of net revenue	(3)%	(3)%
Interest and other income (expense), net changed by $3.3 million from a net expense of $10.4 million in the year ended December 31, 2019 to a net expense of $13.7 million for the year ended December 31, 2020. The change in interest and other income (expense), net was primarily due to an increase of $1.8 million in interest expense on outstanding debt and an increase of $1.1 million in other income (expenses) resulting from non-recurring gain on reversal of liability for an assumed indemnification obligation recognized in 2019. The increase in interest expense on outstanding debt includes the impact of an additional $3.3 million in interest expense from the incremental term loan used to fund our 2020 acquisitions, partially offset by a decrease in interest expense on the initial term loan of $1.9 million pertaining to a lower average balance of such debt outstanding.

Income Tax Provision (Benefit)

	Year Ended December 31,		% Change
	2020	2019	2020
	(dollars in thousands)
Income tax benefit	$(16,259)	$(12,586)	29%
% of pre-tax loss	14%	39%
The income tax benefit for the year ended December 31, 2020 was $16.3 million or approximately 14% of pre-tax loss compared to an income tax benefit of $12.6 million or approximately 39% of pre-tax loss for the year ended December 31, 2019.

The income tax benefit for the year ended December 31, 2020 primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10. Also included in income tax benefit for the year ended December 31, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020, and a tax provision related to a change in judgment regarding the final outcome of the Altera tax case. Such tax benefit relates to our ability to carry back our 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.
The income tax benefit for the year ended December 31, 2019 primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $148.9 million, restricted cash of $1.1 million, and net accounts receivable of $67.4 million and our working capital was $128.1 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt. In July 2020, we funded our $150.0 million acquisition of the Wi-Fi and Broadband assets business with a portion of the net proceeds of our $175.0 million incremental term loan, of which $157.8 million remained outstanding as of December 31, 2020. In September 2020, we paid $10 million in cash and issued 804,163 shares of common stock to acquire NanoSemi and the NanoSemi securityholders will receive $35 million in deferred cash payments payable in 2021. In addition, certain NanoSemi stockholders may receive up to an additional $35 million in potential contingent consideration, subject to the acquired business satisfying certain financial objectives from July 1, 2020 through December 31, 2022.
Commencing on July 31, 2020, the incremental term loan of $175.0 million amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the incremental term loan on the last day of each of the first through fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31, 2020, and (iii) 3.75% of the original aggregate principal amount of the incremental term loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The incremental term loan has a term of three years and will mature on July 31, 2023, at which time all outstanding principal and accrued and unpaid interest on the incremental term loan is due. The Company also has an existing initial term loan with outstanding principal of $212.0 million due at maturity on May 12, 2024. As of December 31, 2020, the aggregate outstanding principal balance on the initial and incremental term loans was $369.8 million.
Heightened volatility and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including impacts from the Wi-Fi and Broadband assets business and NanoSemi and our efforts to integrate these businesses, changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets, leased right-of-use assets and property and equipment, inventory fair value adjustments, stock-based compensation, and impairment of leased right-of-use assets and related leasehold improvements. Cash used to fund capital purchases and acquisitions of businesses is included in investing activities in our consolidated statements of cash flows. Cash proceeds from debt and cash used to pay down outstanding debt is included in financing activities in our consolidated statements of cash flows.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers, and from billings made on our behalf to customers for products sold by Intel under a transition services agreement. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. Our credit agreement, as amended, under which we entered into a term loan to partially fund our acquisition of Exar, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. We incurred an incremental loan of $175.0 million under this credit agreement with new initial lenders and used a portion of the net proceeds to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business.
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,
	2020	2019
	(in thousands)
Working capital	$128,057	$115,208

Cash and cash equivalents	$148,901	$92,708
Short-term restricted cash	115	349
Long-term restricted cash	1,018	60
Total cash and cash equivalents, restricted cash and investments	$150,034	$93,117

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019. A discussion of cash flows for the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 5, 2020, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$73,593	$78,348
Net cash used in investing activities	(175,286)	(6,973)
Net cash provided by (used in) financing activities	159,649	(53,383)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,039)	934
Increase in cash, cash equivalents and restricted cash	$56,917	$18,926
Cash Flows from Operating Activities
Net cash provided by operating activities was $73.6 million for the year ended December 31, 2020. Net cash provided by operating activities primarily consisted of the positive impact from $162.5 million in non-cash items and $28.9 million in changes in operating assets and liabilities, partially offset by the negative impact of net loss of $98.6 million and deferred income taxes and excess tax benefits totaling $19.2 million. Non-cash items included in net loss for the year ended December 31, 2020 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $76.5 million, stock-based compensation of $47.6 million, and inventory fair value adjustments of $32.9 million.

Net cash provided by operating activities was $78.3 million for the year ended December 31, 2019. Net cash provided by operating activities consisted of positive cash flow from operations including $101.1 million in non-cash operating expenses and $16.9 million in changes in operating assets and liabilities, partially offset by net loss of $19.9 million and deferred income taxes and excess tax benefits from stock-based compensation of $19.8 million. Non-cash items included in net loss for the year ended December 31, 2019 primarily included depreciation and amortization of property, equipment and intangible assets and leased right-of-use assets of $66.4 million, stock-based compensation of $32.1 million. During the year ended December 31, 2019, we also exited certain leased facilities, which resulted in impairment of leased right-of-use assets of $9.2 million and leasehold impairments of $1.4 million, which was partially offset by a gain on extinguishment of related lease liabilities of $10.4 million, all of which are non-cash items that did not affect cash flows.
Cash Flows from Investing Activities
Net cash used in investing activities was $175.3 million for the year ended December 31, 2020 and consisted of $160.0 million in cash used in the acquisitions, comprising $150.0 million for the Wi-Fi and Broadband assets business and $10 million in initial cash for NanoSemi, $12.5 million in purchases of property and equipment, and $2.8 million in purchase of intangible assets.
Net cash used in investing activities was $7.0 million for the year ended December 31, 2019. Net cash used in investing activities consisted primarily of $6.9 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $159.6 million for the year ended December 31, 2020. Net cash provided by financing activities consisted primarily of $175.0 million in proceeds from borrowings under an incremental term loan we entered in July 2020 in part in connection with the acquisition of the Wi-Fi and Broadband assets business, and cash inflows from net proceeds from issuance of common stock upon exercise of stock options of $8.1 million, partially offset by aggregate repayments of principal on outstanding debt of $17.2 million, minimum tax withholding paid on behalf of employees for restricted stock units of $3.5 million, and payments of debt issuance costs of $2.7 million.
Net cash used in financing activities was $53.4 million for the year ended December 31, 2019. Net cash used in financing activities primarily consisted of cash outflows from aggregate prepayments of principal on outstanding debt of $50.0 million and $12.0 million in minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by cash inflows of $8.6 million in net proceeds from issuance of common stock upon exercise of stock options.
We believe that our $148.9 million of cash and cash equivalents at December 31, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of December 31, 2020, our indebtedness totaled $369.8 million, which consists of $212.0 million outstanding principal under an initial term loan and $157.8 million under an incremental term loan. We have repaid $230.2 million of debt through December 31, 2020. The credit agreement, as amended, permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The initial term loan facility has a seven-year term expiring in May 2024 and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin. The outstanding principal on the initial term loan is due at maturity on May 12, 2024. The incremental term loan facility has a three-year term expiring in July 2023 and bears interest, at our option, at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The incremental term loan of $175.0 million amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the incremental term loan on the last day of each of the first through fourth full fiscal quarters of the Company following the date of the incremental term loan, (ii) 2.50% of the original aggregate principal amount of the incremental term loan on the last day of each of the fifth through eighth full fiscal quarters of the Company, and (iii) 3.75% of the original aggregate principal amount of the incremental term loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of December 31, 2020, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$369,812	$—	$157,812	$212,000	$—
Operating lease obligations	30,658	9,032	11,030	5,802	4,794
Inventory purchase obligations	71,211	71,211	—	—	—
Other obligations	50,523	21,315	28,761	447	—
Total	$522,204	$101,558	$197,603	$218,249	$4,794

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at December 31, 2020 included $5.9 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $272.4 million to $522.2 million as of December 31, 2020, from $249.8 million as of December 31, 2019 primarily as a result of an incremental term loan of $175.0 million, which we primarily used to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business, as well as increased orders of inventory placed with our vendors and with Intel under the transition services agreement, and increased orders of software licenses during the period.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates would result in a change to translation gain/loss in accumulated other comprehensive income of approximately $0.6 million.
Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar. The credit agreement provides for an initial secured term B loan facility, or the Initial Term Loan, in an aggregate principal amount of $425.0 million. As of December 31, 2020, borrowings under the Initial Term Loan were $212.0 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. In connection with the acquisition of the Wi-Fi and Broadband assets business, on July 31, 2020, we entered into an incremental term loan with certain lenders that amends the credit agreement dated as of May 12, 2017. The incremental term loan agreement provided for a secured incremental term loan facility in an aggregate principal amount of $175.0 million, or the Incremental Term Loan. As of December 31, 2020, the outstanding principal borrowings under the Incremental Term Loan was $157.8 million.

The Initial Term Loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt was effectively fixed at approximately 4.25% until the swap expired in October 2020. The Initial Term Loan is still subject to a 2.5% fixed applicable margin during the remaining term of the loan. The Incremental Term Loan bears interest, at our option, at an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 did not include internal controls over financial reporting that had not yet been integrated for a portion of the Home Gateway Platform Division of Intel Corporation, which we refer to as the Wi-Fi and Broadband assets business, which we acquired in a business combination in July 2020, as described below. Assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition under SEC guidelines. The omitted portion of the Wi-Fi and Broadband assets business relates to certain sales and other transactions made on our behalf by Intel Corporation under the transition services agreement and comprised approximately 5% of our total assets and 3% of our total liabilities as of December 31, 2020 and approximately 23% of total revenues and 19% of cost of goods sold for the year ended December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 31, 2020, we completed the acquisition of the Home Gateway Platform Division of Intel Corporation, which we refer to as the Wi-Fi and Broadband assets business. On September 9, 2020, we completed the acquisition of NanoSemi, Inc. We have completed the integration of NanoSemi into our existing system of internal control over financial reporting; however, we are in the process of integrating the processes, systems, and controls relating to the Wi-Fi and Broadband assets business into our existing system of internal control over financial reporting in accordance with our integration plans through the fiscal quarter ended December 31, 2020. We expect to complete the integration of the internal controls over financial reporting related to the Wi-Fi and Broadband assets business in 2021. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 11, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting for the portion of the business not yet integrated from the acquisition of the Home Gateway Platform Division of Intel Corporation, which management refers to as the Wi-Fi and Broadband assets business. The omitted portion of the Wi-Fi and Broadband assets business relates to certain sales and other transactions made on the Company's behalf by Intel Corporation under a transition services agreement and comprises approximately 5% of total assets, 3% of total liabilities, 23% of total revenues, and 19% of total cost of goods sold as of and for the year ended December 31, 2020. As indicated in Management’s Report, the Wi-Fi and Broadband assets business was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded the internal control over financial reporting related to certain sales and other transactions as discussed.

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
February 11, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement. Such amendment in the 2021 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2021 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2021 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2021 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2021 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2021 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2021 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2020, 2019 and 2018
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for credit losses (previously, allowance for doubtful accounts)
2020	$—	$—	$—	$—	$—
2019	46	—	—	(46)	—
2018	73	—	—	(27)	46
Warranty reserves
2020	$553	$300	$—	$(153)	$700
2019	519	74	—	(40)	553
2018	941	(414)	—	(8)	519
Valuation allowance for deferred tax assets
2020	$77,957	$(7,385)	$1,239	$—	$71,811
2019	79,196	(1,239)	—	—	77,957
2018	84,560	(5,761)	397	—	79,196

3. Exhibits

Exhibit Number	Exhibit Title
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

2.3
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

Exhibit Number	Exhibit Title
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

10.37
Debt Commitment Letter by and among MaxLinear, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, and Deutsche Bank Securities Inc., dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 31, 2017 (File No. 001-34666)).

10.38
Credit Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

10.39
Security Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by references to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

+10.40
Employment Offer Letter, dated June 7, 2018, between the Registrant and Steven Litchfield (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

+10.41
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

+10.43	Form of Change in Control Agreement for Executive Officers, as amended (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+10.44
Executive Incentive Bonus Plan, as amended on December 13, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).

+10.45	Clawback Policy, as adopted on December 13, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+†10.46
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on July 25, 2019 (File No. 001-34666)).

10.47
Debt Commitment Letter by and among MaxLinear, Inc., MUFG Union Bank, and Wells Fargo Bank, N.A. dated as of April 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 6, 2020 (File No. 001-34666)).

10.48
Incremental Amendment No. 1, dated as of July 31, 2020, by and among MaxLinear, the guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as administrative agent, and MUFG as collateral agent.

*11.1	Statement re computation of income (loss) per share (included in Part IV, Item 15 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Title
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested and received for certain portions of these exhibits.
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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	February 11, 2021		(Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President, Chief Executive Officer, and Director	February 11, 2021
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	February 11, 2021
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 11, 2021
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 11, 2021
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	February 11, 2021
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	February 11, 2021
Carolyn D. Beaver

/s/ GREGORY P. DOUGHERTY	Director	February 11, 2021
Gregory P. Dougherty

/s/ ALBERT J. MOYER	Director	February 11, 2021
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 11, 2021
Donald E. Schrock

/s/ THEODORE TEWKSBURY, Ph.D.	Director	February 11, 2021
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2021 expressed an unqualified opinion.

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
Business combinations - valuation of identifiable intangible assets
As discussed in Note 3 to the financial statements, the Company acquired the Home Gateway Platform Division, which the Company refers to as the Wi-Fi and Broadband Assets business, pursuant to an Asset Purchase Agreement with Intel Corporation on July 31, 2020 for a purchase consideration of $150.0 million, which resulted in identifiable intangible assets of $58.0 million. Further, on September 9, 2020, the Company acquired NanoSemi, Inc. for a total purchase price of $61.2 million, which resulted in identifiable intangible assets of $19.9 million. Management estimated the fair value of identifiable intangible assets using available valuation methods.

We identified the valuation of identifiable intangible assets as a critical audit matter. The principal consideration for our determination that valuation of identifiable intangible assets is a critical audit matter is that management’s judgments and estimates in selecting valuation methods, and determining significant assumptions and prospective financial information are subject to a high level of judgment and estimation uncertainty. Therefore, subjective and complex auditor judgment is necessary to evaluate the reasonableness of management’s selections, judgments and assumptions since the application of alternative methods and assumptions can result in differing estimates of fair value and historical results may not be indicative of the future due to uncertainties arising from technological advances, complexities in developing new products, industry consolidation and economic factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•Utilizing a valuation specialist to assist in evaluating the appropriateness of the Company’s selection of valuation methods for the identifiable intangible assets and evaluating the reasonableness of significant assumptions used, including the discount rate, contributory asset charges, and long-term growth rates;
•Evaluating significant assumptions of prospective financial information used, such as growth rates, customer attrition rate, the technology obsolescence curve and margin percentages, were reasonable by considering past performance, industry data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit;
•Testing the mathematical accuracy of the calculations; and
•Testing the design and operating effectiveness of internal controls relating to the valuation reports and allocation of purchase price, which included management’s review of the preliminary valuation report for the completeness and mathematical accuracy of the data, evaluating the reasonableness of significant assumptions used in the calculations, such as assumed growth rates, customer attrition rate, margin percentages, discount rate, contributory asset charges and the long term growth rates as compared to industry and market data.

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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

•Evaluating management’s assumptions with regard to future demand by considering whether:
◦Current and past results indicated management’s ability to reliably forecast future demand. We compared prior year forecasts of future demand to actual results in the current year;
◦Changes contemplated in forecasted future demand compared with the current year actual results are reasonable; and
◦The information was consistent with evidence obtained in other areas of the audit;
•Evaluating the propriety of significant adjustments to the inventory valuation calculations, by making inquiries of management and reviewing judgments, assumptions and documentation supporting such adjustments;
•Testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of its inventories; and
•Testing the design and operating effectiveness of internal controls over the inventory valuation adjustments, including management’s review of the demand forecast and significant adjustments to the inventory valuation calculations.

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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. With the assistance of engagement team members possessing specialized skill in income tax matters, our audit procedures related to the realizability of deferred tax assets included the following, among others:
•Reviewing management’s application of the rules under the Tax Act with a focus on Global Intangible Low-Taxed Income and the ordering rules and its expected impact on estimated future taxable income;
•Comparing the scheduled reversals of deferred tax liabilities to the underlying financial and tax accounting records;
•Comparing the forecast of future taxable income to the following:
◦Prior year actual results by jurisdiction to evaluate the reasonableness of significant changes contemplated for the following year;
◦Forecasts of future information used in other areas, such as inventory valuation and impairment assessment of intangible assets, to evaluate completeness and consistency;
•Reviewing the Company’s transfer pricing assumptions, including royalty rates and cost plus markups, applied by the Company and its non-US subsidiaries; and
•Testing the design and operating effectiveness of management’s internal controls over the completeness and accuracy of the forecast of future taxable income and the proper application of relevant tax law to support the realizability of deferred tax assets.
/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.
Newport Beach, California
February 11, 2021

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$148,901	$92,708
Short-term restricted cash	115	349
Accounts receivable, net	67,442	50,411
Inventory	97,839	31,510
Prepaid expenses and other current assets	47,421	6,792
Total current assets	361,718	181,770
Long-term restricted cash	1,018	60
Property and equipment, net	39,470	16,613
Leased right-of-use assets	21,886	10,978
Intangible assets, net	207,266	187,971
Goodwill	302,828	238,330
Deferred tax assets	86,065	67,284
Other long-term assets	2,191	2,785
Total assets	$1,022,442	$705,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,751	$13,442
Accrued price protection liability	47,766	12,557
Accrued expenses and other current liabilities	105,842	31,171
Accrued compensation	47,302	9,392
Total current liabilities	233,661	66,562
Long-term lease liabilities	20,862	9,335
Long-term debt	363,592	206,909
Other long-term liabilities	13,210	8,065
Total liabilities	631,325	290,871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized, 74,536 shares issued and outstanding at December 31, 2020 and 71,931 shares issued and outstanding at December 31, 2019	7	7
Additional paid-in capital	602,064	529,596
Accumulated other comprehensive income (loss)	1,435	(887)
Accumulated deficit	(212,389)	(113,796)
Total stockholders’ equity	391,117	414,920
Total liabilities and stockholders’ equity	$1,022,442	$705,791
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$478,596	$317,180	$384,997
Cost of net revenue	265,798	149,495	176,223
Gross profit	212,798	167,685	208,774
Operating expenses:
Research and development	179,993	98,344	120,046
Selling, general and administrative	130,025	88,762	101,789
Impairment losses	86	—	2,198
Restructuring charges	3,833	2,636	3,838
Total operating expenses	313,937	189,742	227,871
Loss from operations	(101,139)	(22,057)	(19,097)
Interest income	409	775	78
Interest expense	(12,952)	(11,133)	(14,255)
Other income (expense), net	(1,170)	(69)	422
Total interest and other income (expense), net	(13,713)	(10,427)	(13,755)
Loss before income taxes	(114,852)	(32,484)	(32,852)
Income tax benefit	(16,259)	(12,586)	(6,653)
Net loss	$(98,593)	$(19,898)	$(26,199)
Net loss per share:
Basic	$(1.35)	$(0.28)	$(0.38)
Diluted	$(1.35)	$(0.28)	$(0.38)
Shares used to compute net loss per share:
Basic	73,133	71,005	68,490
Diluted	73,133	71,005	68,490

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(98,593)	$(19,898)	$(26,199)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $216 in 2020, expense of $136 in 2019 and benefit of $200 in 2018	1,010	160	(1,572)
Net actuarial gain on pension and other defined benefit plans, net of tax expense of $0 in 2020	1,172	—	—
Unrealized gain (loss) on interest rate swap, net of tax expense of $8 in 2020, benefit of $341 in 2019 and expense of $187 in 2018	225	(1,319)	702
Less: Reclassification adjustments of unrealized gain on interest rate swap, net of tax of $0 in 2020	(85)	—	—
Unrealized gain (loss) on interest rate swap, net of tax	140	(1,319)	702
Other comprehensive income (loss)	2,322	(1,159)	(870)
Total comprehensive loss	$(96,271)	$(21,057)	$(27,069)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	67,400	$7	$455,497	$1,039	$(69,119)	$387,424
Common stock issued pursuant to equity awards, net	1,875	—	1,761	—	—	1,761
Employee stock purchase plan	276	—	4,452	—	—	4,452
Stock-based compensation	—	—	31,734	—	—	31,734
Cumulative effect of adoption of new accounting principles	—	—	(157)	103	1,688	1,634
Other comprehensive loss	—	—	—	(870)	—	(870)
Net loss	—	—	—	—	(26,199)	(26,199)
Balance at December 31, 2018	69,551	7	493,287	272	(93,630)	399,936
Common stock issued pursuant to equity awards, net	2,132	—	140	—	—	140
Employee stock purchase plan	248	—	4,109	—	—	4,109
Stock-based compensation	—	—	32,060	—	—	32,060
Cumulative effect of adoption of new accounting principles	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	(1,159)	—	(1,159)
Net loss	—	—	—	—	(19,898)	(19,898)
Balance at December 31, 2019	71,931	7	529,596	(887)	(113,796)	414,920
Common stock issued pursuant to equity awards, net	1,515	—	3,997	—	—	3,997
Common stock issued for merger, net	804	—	17,080	—	—	17,080
Employee stock purchase plan	286	—	3,794	—	—	3,794
Stock-based compensation	—	—	47,597	—	—	47,597
Other comprehensive income	—	—	—	2,322	—	2,322
Net loss	—	—	—	—	(98,593)	(98,593)
Balance at December 31, 2020	74,536	$7	$602,064	$1,435	$(212,389)	$391,117

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(98,593)	$(19,898)	$(26,199)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	76,513	66,401	79,027
Impairment losses	86	—	2,198
Inventory fair value adjustments	32,945	—	—
Amortization of debt issuance costs and accretion of discount on debt and leases	2,201	1,577	1,148
Stock-based compensation	47,597	32,060	31,721
Deferred income taxes	(18,488)	(15,693)	(12,144)
Loss on disposal of property and equipment	—	46	430
Impairment of leasehold improvements	319	1,442	735
Impairment of leased right-of-use assets	1,508	9,240	—
Gain on extinguishment of lease liabilities	—	(10,437)	—
(Gain) loss on foreign currency and other	1,289	760	(809)
Excess tax benefits on stock-based awards	(677)	(4,064)	(2,028)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,856)	9,090	6,595
Inventory	(31,837)	10,195	11,696
Prepaid expenses and other assets	(38,954)	3,805	1,071
Leased right-of-use assets	441	3,044	—
Accounts payable, accrued expenses and other current liabilities	57,094	1,261	5,923
Accrued compensation	32,606	2,021	8,961
Deferred revenue and deferred profit	—	—	(138)
Accrued price protection liability	34,719	(3,966)	(5,117)
Lease liabilities	(6,386)	(8,142)	—
Other long-term liabilities	(1,934)	(394)	(381)
Net cash provided by operating activities	73,593	78,348	102,689
Investing Activities
Purchases of property and equipment	(12,487)	(6,887)	(7,825)
Purchases of intangible assets	(2,799)	(86)	—
Cash used in acquisitions, net of cash acquired	(160,000)	—	—
Net cash used in investing activities	(175,286)	(6,973)	(7,825)
Financing Activities
Net proceeds from the issuance of debt	175,000	—	—
Payment of debt issuance cost	(2,696)	—	—
Repayment of debt	(17,188)	(50,000)	(93,000)
Net proceeds from issuance of common stock	8,068	8,603	6,839
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,535)	(11,986)	(7,623)
Net cash provided by (used in) financing activities	159,649	(53,383)	(93,784)
Effect of exchange rate changes on cash and cash equivalents	(1,039)	934	(1,301)
Increase in cash, cash equivalents and restricted cash	56,917	18,926	(221)
Cash, cash equivalents and restricted cash at beginning of period	93,117	74,191	74,412
Cash, cash equivalents and restricted cash at end of period	$150,034	$93,117	$74,191
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,082	$11,259	$13,957
Cash paid for income taxes	$2,822	$4,417	$5,426
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisitions, at fair value	$17,080	$—	$—
Deferred payments of purchase price for acquisitions, at fair value	$34,100	$—	$—
Issuance of shares for payment of bonuses	$3,258	$7,632	$6,997
See accompanying notes.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of communications systems-on-chip (SoC) solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. MaxLinear is a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency (RF), high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. MaxLinear’s customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable Data Over Cable Service Interface Specifications (DOCSIS), fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
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
Use of Estimates and Significant Risks and Uncertainties
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes of the consolidated financial statements. Actual results could differ from those estimates.
In the year ended December 31, 2020, the Company’s revenues were impacted by the coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced some negative impact to its revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19 including supply constraints as well as customer requests to temporarily delay shipments. Although the Company has benefited from increased demand for certain of its products from the work-from-home environment in the second half of 2020, heightened volatility and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

The Company also believes that its $148.9 million of cash and cash equivalents at December 31, 2020 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including the Company’s efforts to complete the integration of the acquired Wi-Fi and Broadband assets business and NanoSemi (Note 3), changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of February 11, 2021, the issuance date of this Annual Report on Form 10-K. Actual results could differ from those estimates, particularly if the Company experiences material impacts from

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
COVID-19.
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

For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review, evaluation, and adjustment of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. A pre-acquisition contingency (non-income tax related) is only recognized as an asset or a liability if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on the Company's results of operations and financial position.

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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which effective January 1, 2020, is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2020 and the activity in this account, including the current-period provision for expected credit losses for the year ended December 31, 2020, were not material.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and compensation are considered to be representative of their respective fair values because of the short-term nature of these accounts. The interest rate swap was carried at fair value prior to its expiration in 2020.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment using either a qualitative assessment, and/or quantitative assessment, which effective with its October 31, 2020 impairment test, is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment as of October 31 each year or more frequently if it believes indicators of impairment exist.
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

    During the years 2020, 2019, and 2018, the Company identified impairment of intangible assets of $0.1 million, $0 and $2.2 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
The Company's revenue is primarily generated from sales of the Company’s integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. Effective January 1, 2018, the Company adopted ASC 606 and recognizes such revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, the Company has elected the practical expedient and does not assess whether a customer contract has a significant financing component.
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
Customer contract liabilities consist primarily of obligations to deliver rebates to customers in the form of units of products which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to the Company's end customers, which are

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company also records a right of return asset, consisting of amounts representing the products the Company expects to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 15.
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. As of December 31, 2020 and 2019, the Company has warranty reserves of $0.7 million and $0.6 million, respectively, based on the Company’s estimates.
Segment Information
The Company operates in one segment as it has developed, marketed and sold primarily only one class of similar products, radio-frequency, high-performance analog and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure markets and industrial and multi-market applications.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
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
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. Effective January 1, 2019, the Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate since the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the carrying value of lease-related restructuring liabilities for certain restructured leases existing at that date, was offset against the related right-of-use assets. Lease expense is recognized on a straight-line basis over the lease term.
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
Pension and Other Defined Benefit Retirement Obligations
The costs of pension and certain other defined benefit employee retirement benefits are required to be recognized based upon actuarial valuations. The related net retirement benefit obligation is recognized as the excess of the projected benefit obligation over the fair value of the plan assets. In measuring the retirement benefit obligation, the discount rate, expected long-term rate of return on plan assets, and long-term rate of salary increase are the most significant assumptions. Retirement benefit costs primarily represent the increase in the actuarial present value of the retirement benefit obligation.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to accumulated deficit and were effective for the Company beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on the Company’s accounts receivable, net and accumulated deficit, as well as its results of operations for the year ended December 31, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update are effective for the Company beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of the Company’s October 31, 2020 goodwill impairment test date did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update were effective for the Company beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update were effective for the Company beginning with fiscal year 2020. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. The Company has selected prospective application. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), to clarify disclosure requirements related to defined benefit pension plans. The amendment adds a narrative description on the reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets not otherwise apparent in other disclosures. The amendment removes the disclosure of amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit costs over the next year. The amendments in this update are effective for the Company beginning with fiscal year 2021. Entities are required to apply the amendments on a retrospective basis with early adoption permitted. The Company selected to early adopt this update. The adoption of the amendments in this update did not have a material impact on the Company's defined benefit plan disclosures and the Company's consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR), which will be discontinued by the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848)—Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. The amendments in this update are effective immediately and may be applied through December 31, 2022. The Company's LIBOR interest rate swap expired in October 2020 and was not impacted by reference rate reform. Therefore, the adoption of the amendments in this update did not have a material impact on the Company’s accumulated other comprehensive loss or its results of operations as of and for the year ended December 31, 2020.

In May 2020, the SEC issued a final rule that amends the financial statement requirements for business acquisitions and related pro forma financial information. The rule modifies the significance tests to replace total assets with aggregate worldwide market value of common equity in the investment test and to include a revenue component in the income test while requiring the use of absolute value to calculate average net income for the last five fiscal years. The rule improves the presentation of pro forma financial information by replacing pro forma adjustments with transaction accounting adjustments and adds the optional disclosure of management’s adjustments related to synergies and dis-synergies. The rule also reduces the number of acquiree annual financial statement periods required to a maximum of the two most recent fiscal years. The final rule is effective for the Company beginning with fiscal year 2021, with early application permitted; all applicable aspects of the rule are required to be applied upon adoption. The Company has early adopted the rule in its filings related to the acquisition of the Wi-Fi and Broadband assets business. The adoption of the rule did not have an impact on the Company’s consolidated financial position and results of operations as of and for the year ended December 31, 2020.

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

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

2. Net Income (Loss) Per Share
Basic earnings per share, or EPS, is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options, restricted stock units and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.
The table below presents the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(98,593)	$(19,898)	$(26,199)
Denominator:
Weighted average common shares outstanding—basic	73,133	71,005	68,490
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	73,133	71,005	68,490
Net loss per share:
Basic	$(1.35)	$(0.28)	$(0.38)
Diluted	$(1.35)	$(0.28)	$(0.38)
For the years ended December 31, 2020, 2019, and 2018, the Company incurred net losses and accordingly excluded common stock equivalents for outstanding stock-based awards, which represented all potentially dilutive securities, of 3.2 million, 2.5 million, and 3.7 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
3. Business Combinations
Acquisition of the Wi-Fi and Broadband assets business
On July 31, 2020, the Company and certain of its designated subsidiaries completed their acquisition of the Home Gateway Platform Division, which the Company refers to as the Wi-Fi and Broadband assets business, pursuant to an Asset Purchase Agreement with Intel Corporation, or Intel, dated April 5, 2020 (the “Asset Purchase Agreement”), and related agreements. The Company paid cash consideration of $150.0 million for the purchase of certain assets of the Wi-Fi and Broadband assets business, and assumed certain liabilities primarily related to specified employment matters. The transaction was funded with a portion of the net proceeds from a secured incremental term loan with an aggregate principal amount of $175.0 million (Note 8).
The Wi-Fi and Broadband assets business develops a broad portfolio of connected home products, including Wi-Fi, Ethernet and Broadband Gateway Processor SoCs, which enables the Company to strengthen its existing connected home portfolio by bringing together a complete, scalable, and complementary platform of connectivity and access solutions to address its customers’ needs across target end-markets.
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
Acquisition Consideration

The following table summarizes the fair value of purchase price consideration to acquire the Wi-Fi and Broadband assets business (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$150,000

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
Purchase Price Allocation

The following is an allocation of purchase price as of the July 31, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Inventory	$67,100
Property and equipment	17,641
Identifiable intangible assets	58,000
Deferred tax assets	457
Accrued expenses	(68)
Accrued price protection liability	(413)
Accrued compensation	(7,916)
Other long-term liabilities	(8,197)
Identifiable net assets acquired	126,604
Goodwill	23,396
Total purchase price	$150,000
The fair value of inventories acquired with the Wi-Fi and Broadband assets business included acquisition accounting fair market value adjustments of $32.9 million. The Company recognized $32.9 million in inventory fair value adjustments in cost of sales in the consolidated statement of operations for the year ended December 31, 2020.
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
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire NanoSemi (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$10,000
Common stock issued(1)	17,080
Deferred payments(2)	34,100
Contingent consideration(3)	—
Total purchase price	$61,180
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
(3) The fair value of contingent consideration is zero as the applicable financial objectives from July 1, 2020 through December 31, 2022 are not expected to be met based on the Company's forecast.

Purchase Price Allocation
The following is an allocation of purchase price as of the September 9, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Purchase price allocation:
Accounts receivable	$175
Prepaid expenses and other current assets	879
Property and equipment	177
Leased right-of-use assets	1,805
Identifiable intangible assets	19,900
Accounts payable	(602)
Accrued expenses and other current liabilities	(323)
Accrued compensation	(223)
Long-term lease liabilities	(1,546)
Other long-term liabilities	(164)
Identifiable net assets acquired	20,078
Goodwill	41,102
Total purchase price	$61,180

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Category	Estimated Life in Years	Fair Value
Finite-lived intangible assets:
Developed technology	7	$17,500
Trademarks and tradenames	7	1,000
Customer-related intangible	5	900
Product backlog	5.33	500
Total identifiable intangible assets acquired		$19,900
Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the Wi-Fi and Broadband assets business and NanoSemi, and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment, and the portions of the purchase consideration for NanoSemi expected to be paid to NanoSemi securityholders in the future, as described above. Certain NanoSemi securityholders that are employees are not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration have been accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the Wi-Fi and Broadband assets business and NanoSemi with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Adjustments between the preliminary purchase price allocations initially recorded as reflected in the Company’s interim condensed consolidated financial statements as of September 30, 2020 and the amounts reflected as of December 31, 2020 primarily resulted from a refinement of the Company’s forecast with respect to the NanoSemi business, resulting in a decrease in estimated fair value of contingent consideration to $0 and a decrease in the valuation of intangible assets; and updates to our evaluation of certain income tax positions with respect to both acquisitions. Updates to the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. We expect to complete the purchase price allocations within 12 months of the respective acquisition dates.
The fair value of the identified intangible assets acquired from the Wi-Fi and Broadband assets business and NanoSemi was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.

In connection with the acquisition of the Wi-Fi and Broadband assets business, the Company has assumed liabilities which primarily consist of accrued employee compensation and benefits in jurisdictions where such transfer is required either by law or by work council agreement. In connection with the acquisition of NanoSemi, the Company assumed certain operating liabilities. The liabilities assumed in these acquisitions are included in the respective purchase price allocations above.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Goodwill recorded in connection with the Wi-Fi and Broadband assets business and NanoSemi was $23.4 million and $41.1 million, respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Proforma Combined Financial Information

The following table presents unaudited pro forma combined financial information for each of the periods presented, as if the acquisitions of the Wi-Fi and Broadband assets business and NanoSemi had occurred at the beginning of fiscal year 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net revenue – proforma combined	$703,165	$708,139
Net loss – proforma combined	$(101,783)	$(152,070)

    The following adjustments were included in the unaudited pro forma combined net revenues:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net revenue	$478,596	$317,180
Add: Net revenue – acquired businesses	224,569	390,959
Net revenues – proforma combined	$703,165	$708,139

    The following adjustments were included in the unaudited pro forma combined net loss:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(98,593)	$(19,898)
Add: Results of operations – acquired businesses	(63,882)	(97,368)
Less: Proforma adjustments
Depreciation of property and equipment	5,810	2,020
Amortization of intangible assets	11,428	17,583
Inventory fair value adjustments	32,945	(32,945)
Acquisition and integration expenses	14,243	(14,243)
Interest expense	(4,963)	2,816
Other expense	1,867	(7,604)
Income taxes	(638)	(2,431)
Net loss – proforma combined	$(101,783)	$(152,070)

Net loss per share – proforma combined:
Basic	$(1.39)	$(2.12)
Diluted	$(1.39)	$(2.12)
Shares used to compute net loss per share – proforma combined:
Basic	73,133	71,809
Diluted	73,133	71,809

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
    The pro forma combined financial information for the year ended December 31, 2020 includes aggregate non-recurring adjustments of $33.7 million consisting of inventory fair value adjustments of $32.9 million and amortization of intangible assets of $0.8 million, respectively, for which the related assets have useful lives of less than one year.

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

For the year ended December 31, 2020, $209.7 million of revenue and $110.7 million of gross profit, excluding $36.3 million consisting of inventory fair-value adjustments of $32.9 million and amortization of acquired intangible assets of $3.4 million for the Wi-Fi and Broadband assets business and NanoSemi since the acquisition date, are included in the Company’s consolidated statement of operations.

Acquisition and integration-related costs of $14.2 million related to the acquisitions of the Wi-Fi and Broadband assets business and NanoSemi were included in selling, general, and administrative expenses in the Company’s statement of operations for the year ended December 31, 2020.

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
The following table presents the activity related to the plans, which is included in restructuring charges in the consolidated statements of operations:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Employee separation expenses	$1,620	$1,150	$2,094
Lease related expenses	1,998	1,301	1,608
Other	215	185	136
	$3,833	$2,636	$3,838

Lease related charges for the year ended December 31, 2020 included the impairment of leased right-of-use assets of $1.5 million related to a reduction in expected cash inflows from subleases. Lease related and other charges for the years ended December 31, 2019 and 2018 primarily related to exiting certain redundant facilities.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The following table presents a roll-forward of the Company's restructuring liability for the years ended December 31, 2020 and 2019. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Expenses	Other	Total
	(in thousands)
Liability as of December 31, 2018	$409	$1,490	$47	$1,946
Transfer to right-of-use asset	—	(299)	—	(299)
Restructuring charges	1,150	1,301	185	2,636
Cash payments	(1,559)	(1,720)	(163)	(3,442)
Non-cash charges	—	46	(50)	(4)
Liability as of December 31, 2019	—	818	19	837
Restructuring charges	1,620	1,998	215	3,833
Cash payments	(2,165)	(322)	(36)	(2,523)
Reimbursement due from Intel (Note 6)	4,415	—	—	4,415
Non-cash charges and adjustments	(596)	(1,774)	(195)	(2,565)
Liability as of December 31, 2020	3,274	720	3	3,997
Less: current portion as of December 31, 2020	(3,274)	(351)	(3)	(3,628)
Long-term portion as of December 31, 2020	$—	$369	$—	$369

As of December 31, 2020, the remaining employee separation balance primarily consists of reduction in force costs that will be reimbursed by Intel and other severance payments, and remaining lease related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.

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

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$238,330	$238,330
Acquisitions (Note 3)	64,498	—
Ending balance	$302,828	$238,330

    The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
As a result of the Company's impairment assessment, no goodwill impairment was recognized as of October 31, 2020. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2020, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
    Finite-lived Intangible Assets
    The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which continue to be amortized:

		December 31, 2020			December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	5.9	$4,869	$(2,006)	$2,863	$2,156	$(1,583)	$573
Developed technology	6.9	304,061	(146,252)	157,809	243,361	(108,522)	134,839
Trademarks and trade names	6.2	14,800	(8,818)	5,982	13,800	(6,511)	7,289
Customer relationships	4.6	128,800	(96,047)	32,753	121,100	(75,847)	45,253
Non-compete covenants	3.0	1,100	(1,100)	—	1,100	(1,083)	17
Backlog	2.4	1,300	(641)	659	—	—	—
	6.2	$454,930	$(254,864)	$200,066	$381,517	$(193,546)	$187,971

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Years Ended December 31,
	2020	2019	2018

Cost of net revenue	$37,784	$33,932	$35,821
Research and development	5	48	150
Selling, general and administrative	23,529	23,035	31,976
	$61,318	$57,015	$67,947

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth activity during the years ended December 31, 2020 and 2019 related to finite-lived intangible assets:

	Years Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$187,971	$240,500
Acquisitions (Note 3)	70,700	—
Other additions	2,799	86
Transfers to developed technology from IPR&D	—	4,400
Amortization	(61,318)	(57,015)
Impairment losses	(86)	—
Ending balance	$200,066	$187,971

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The Company regularly reviews the carrying amounts of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the year ended December 31, 2019, no impairment losses related to finite-lived intangible assets were recognized. Impairment losses related to finite-lived intangible assets for the year ended December 31, 2020 was $0.1 million and related to purchased licensed technology and for the year ended December 31, 2018 was $2.2 million and related to acquired developed technology.

The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2020:

Amortization (in thousands)
2021	$66,772
2022	48,908
2023	36,802
2024	20,804
2025	10,706
Thereafter	16,074
Total	$200,066
    Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to the indefinite-lived intangible assets:

	Years Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$—	$4,400
Acquisitions (Note 3)	7,200	—
Transfers to developed technology from IPR&D	—	(4,400)
Ending balance	$7,200	$—

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2020, no indicators of impairment were identified. In the years ended December 31, 2020, 2019 and 2018, no IPR&D impairment losses were recorded.
6. Financial Instruments
The composition of financial instruments were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$—	$—
Interest rate swap	$—	$37

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
The Company classifies its financial instrument within Level 2 of the fair value hierarchy on the basis of models utilizing market observable inputs. The interest rate swap has been valued on the basis of valuations provided by third-party pricing services, as derived from standard valuation or pricing models. Market-based observable inputs for the interest rate swap include one month LIBOR-based yield curves over the term of the swap. The Company reviews third-party pricing provider models, key inputs and assumptions and understands the pricing processes at its third-party providers in determining the overall reasonableness of the fair value of its Level 2 financial instruments. The Company also considers the risk of nonperformance by assessing the swap counterparty's credit risk in the estimate of fair value of the interest rate swap. Through the expiration of the swap in October 2020, the Company has not made any adjustments to the valuations obtained from its third party pricing providers.
The contingent consideration liability is associated with the Company’s acquisition of NanoSemi (Note 3) and is classified as a Level 3 financial instrument. The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $35.0 million in payments subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022, under the Merger Agreement. Key inputs in the valuation include forecasted revenue, of which the financial objectives are not expected to be met, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.

The following are the financial instruments that are measured on a recurring basis. The contingent consideration liability, a Level 3 financial instrument, was $0 as of December 31, 2020. The interest rate swap, which expired in October 2020 and was a Level 2 financial instrument, was a liability of $0.04 million as of December 31, 2019.

The following table summarizes activity for the interest rate swap:

	Fair Value at December 31,
	2020	2019
	(in thousands)
Interest rate swap
Beginning balance	$(37)	$1,623
Unrealized gain (loss) recognized in other comprehensive income (loss)	122	(1,660)
Gain recognized in earnings	(85)	—
Ending balance	$—	$(37)
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2020 and 2019.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents, and restricted cash consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$148,901	$92,708
Short-term restricted cash	115	349
Long-term restricted cash	1,018	60
Total cash, cash equivalents and restricted cash	$150,034	$93,117
As of December 31, 2020 and December 31, 2019, cash and cash equivalents included $20.4 million and $20.4 million of money market funds, respectively. As of December 31, 2020 and 2019, the Company has restricted cash of $1.1 million and $0.4 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Work-in-process	$35,852	$14,525
Finished goods	61,987	16,985
	$97,839	$31,510
Prepaid and other current assets consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Prepaid expenses	$7,674	$3,366
Other receivables	32,762	—
Other current assets	6,985	3,426
	$47,421	$6,792
As of December 31, 2020, other receivables of $32.8 million consist of amounts due from Intel of approximately $28.4 million for amounts collected on the Company’s behalf from customers on sales of the Company’s products under the transition services agreement and of approximately $4.4 million for reimbursement of certain severance and other personnel-related costs pursuant to the Asset Purchase Agreement (Note 3).
Property and equipment consist of the following:

	Useful Life (in Years)	December 31, 2020	December 31, 2019
		(in thousands)
Furniture and fixtures	5	$2,524	$2,199
Machinery and equipment	3-5	55,456	35,660
Masks and production equipment	2-5	19,205	15,209
Software	3	7,194	5,956
Leasehold improvements	1-5	16,871	16,186
Construction in progress	N/A	8,050	746
		109,300	75,956
Less accumulated depreciation and amortization		(69,830)	(59,343)
		$39,470	$16,613

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $11.3 million, $7.3 million, and $11.1 million, respectively.
Accrued price protection liability consists of the following activity:

	Years Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$12,557	$16,454
Charged as a reduction of revenue	48,942	24,449
Reversal of unclaimed rebates	(159)	(42)
Payments	(13,574)	(28,304)
Ending balance	$47,766	$12,557
Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred purchase price payments	$34,484	$—
Payables under transition services agreement	17,420	—
Accrued technology license payments	5,821	4,500
Accrued professional fees	2,620	861
Accrued engineering and production costs	3,448	4,491
Accrued restructuring	3,628	294
Accrued royalty	1,965	923
Short-term lease liabilities	8,144	4,810
Accrued customer credits	1,135	832
Income tax liability	1,193	65
Customer contract liabilities	29	107
Accrued obligations to customers for price adjustments	10,277	8,382
Accrued obligations to customers for stock rotation rights	2,036	1,410
Other	13,642	4,496
	$105,842	$31,171
As of December 31, 2020, other payables of $17.4 million consist of amounts due to Intel of approximately $9.1 million for purchases of inventory and $8.3 million for other operating expenses incurred by Intel on behalf of MaxLinear under the transition services agreement (Note 3).

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The following table summarizes the balances in accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2018	$(907)	$1,179	$—	$272
Other comprehensive income (loss) before reclassifications, net of tax	160	(1,319)	—	(1,159)
Balance at December 31, 2019	(747)	(140)	—	(887)
Other comprehensive income (loss) before reclassifications, net of tax	1,010	225	1,172	2,407
Amounts reclassified, net of tax	—	(85)	—	(85)
Net current period other comprehensive income (loss)	1,010	140	1,172	2,322
Balance at December 31, 2020	$263	$—	$1,172	$1,435

8. Debt and Interest Rate Swap
Debt
The carrying amount of the Company's long-term debt consists of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Principal balance:
Initial term loan	$212,000	$212,000
Incremental term loan	157,812	—
	369,812	212,000
Less:
Unamortized debt discount	(1,767)	(1,328)
Unamortized debt issuance costs	(4,453)	(3,763)
Net carrying amount of long-term debt	363,592	206,909
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$363,592	$206,909

As of December 31, 2020 and 2019, the weighted average effective interest rate on long-term debt was approximately 4.4% and 4.9%, respectively.

During the year ended December 31, 2020, the Company recognized amortization of debt discount of $0.4 million and debt issuance costs of $1.1 million to interest expense. During the year ended December 31, 2019, the Company recognized amortization of debt discount of $0.3 million and debt issuance costs of $0.9 million to interest expense. During the year ended December 31, 2018, the Company recognized amortization of debt discount of $0.3 million and debt issuance costs of $0.8 million to interest expense.

The approximate fair value of the term loan as of December 31, 2020 and 2019 was $376.1 million and $214.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

As of December 31, 2020, future payments of principal are as follows:

Amount
(in thousands)
2021	$—
2022	15,312
2023	142,500
2024	212,000
Total principal payments due	369,812
Less: current portion	—
Long-term debt principal, non-current portion	$369,812

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
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months for the loan term. The Company exercised its right to prepay and made aggregate payments of principal of $213.0 million to date through December 31, 2020.
The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.
The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of December 31, 2020, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.

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
Incremental Term Loan
In connection with the acquisition of the Wi-Fi and Broadband assets business, on July 31, 2020, the Company entered into an incremental term loan agreement with certain lenders that amends the credit agreement, dated as of May 12, 2017 with a secured incremental term loan facility in an aggregate principal amount of $175.0 million (the “Incremental Term Loan”).

The Incremental Term Loan bears interest, at the Company’s option, at an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The Incremental Term Loan is subject to a financial covenant of an initial maximum total net leverage ratio of 3.5 to 1 which decreases to 3.0 to 1 beginning with the sixth full fiscal quarter ending after July 31, 2020. During any period during which the Company (i) fails to maintain a public corporate rating from S&P that is equal to or higher than BB- and a public corporate rating from Moody's that is equal to or higher than Ba3 or (ii) fails to maintain a total leverage ratio of 3.0 to 1 or less, the applicable margin will increase to 4.75% in the case of LIBOR Rate loans and 3.75% in the case of Base Rate loans. As of December 31, 2020, the Company was in compliance with such covenants.

Commencing on July 31, 2020, the Incremental Term Loan amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the first through fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31, 2020, and (iii) 3.75% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The Incremental Term Loan has a term of three years and will mature on July 31, 2023, at which time all outstanding principal and accrued and unpaid interest on the Incremental Term Loan is due. The Company is also required to pay fees customary for a credit facility of this size and type. The Company has made aggregate payments of principal of $17.2 million to date through December 31, 2020.

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
Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its term loans for fixed interest payments bearing an interest rate of 1.74685%. The interest rate swap expired in October 2020. The Company's outstanding debt was still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap was designated as a cash flow hedge of a portion of floating rate interest payments on long-term debt and effectively fixed the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25%. Accordingly, the Company applied cash flow hedge accounting to the interest rate swap and it was recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, were reported in other comprehensive income (loss). As of December 31, 2019, the fair value of the interest rate swap was a $0.04 million liability and was included in other current liabilities in the consolidated balance sheet (Note 6). The change in fair value related to the interest rate swap asset included in other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 was a $0.1 million increase, a $1.7 million decrease and a $0.9 million increase in fair value, respectively. Upon expiration of the interest rate swap, a total $0.1 million of unrealized gain was recorded in interest income and included in gain/loss on foreign currency and other in the statement of cash flows at December 31, 2020.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
9. Stock-Based Compensation and Employee Benefit Plans
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Compensation Plans
At December 31, 2020, the Company had stock-based compensation awards outstanding under the following plans: the 2004 Stock Plan, the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and plans under which equity incentive awards were assumed in connection with the acquisitions of Entropic Corporation in 2015 and Exar Corporation in 2017. All current stock awards are issued under the 2010 Plan and ESPP.
2010 Equity Incentive Plan
The 2010 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2010 Plan will increase by any shares subject to stock options or other awards granted under the 2004 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2004 Stock Plan that are forfeited to or repurchased by the Company. In addition, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s common stock; four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a four years period and the term can be from seven to ten years.
The 2010 plan , as amended, contains a clawback policy, which requires the Company's executive officers to repay to MaxLinear certain incentive compensation if (i) the Company restates its financial statements as a result of a material error or due to material non-compliance with reporting requirements under applicable law; (ii) no more than three (3) years have elapsed since the original filing date of the financial statements; and (iii) an independent committee of the board’s compensation committee determines, in its sole discretion, that the misreporting event occurred due to fraud or intentional misconduct within MaxLinear and, following consideration of such factors as the committee may deem reasonable and appropriate, including the extent to which an executive officer knew or should have known of the factors resulting in the misreporting, that the executive officer should repay any “recoverable compensation.” Recoverable compensation is defined in the clawback policy but generally includes any cash or equity compensation paid to executive officers under the Company's Executive Incentive Bonus Plan or 2010 Equity Incentive Plan, as amended, to the extent the amount actually paid by MaxLinear exceeds the amount that would have been paid if the financial misreporting event had not occurred. To date, there has been no repayment of compensation from executive officers pursuant to such clawback policy.
As of December 31, 2020, the number of shares reserved for future issuance under the 2010 Plan and awards outstanding under the 2004 Plan are 14,879,764 shares and 0 shares, respectively.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company's board of directors or a committee appointed by the Company's board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
common stock on the date of purchase. As of December 31, 2020, the number of shares of common stock reserved for future issuance under the ESPP is 3,365,693 shares.
Employee Incentive Bonus
In May 2013, the Company's compensation committee amended its Executive Incentive Bonus Plan to permit the settlement of awards under the plan in any combination of cash or shares of its common stock. Additionally, the Company settles a majority of bonus awards for all other employees in common stock. When bonus awards are settled in common stock issued under the 2010 Plan, the number of shares issuable to plan participants is determined based on the closing sales price of the Company's common stock as determined in trading on the New York Stock Exchange on the date approved by the Board of Directors. In March 2020 and February 2019, the Company issued 0.2 million and 0.3 million freely-tradable shares, respectively, of its common stock in settlement of bonus awards to employees, including executives, for the 2019 and 2018 performance periods, respectively. At December 31, 2020, an accrual of $32.8 million was recorded for bonus awards for employees for the 2020 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. Common stock in settlement of employee bonuses is to be issued under the Company’'s 2010 Equity Incentive Plan, as amended, with the number of shares issuable to plan participants determined based on the closing sales price of the Company’s common stock as determined in trading on the New York Stock Exchange at a date to be determined. The Company's compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of net revenue	$577	$557	$489
Research and development	22,252	16,545	17,953
Selling, general and administrative	24,172	14,938	13,279
Restructuring expense	596	—	—
	$47,597	$32,040	$31,721
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2020 was $79.7 million, and the weighted average period over which these equity awards are expected to vest is 2.8 years. The total unrecognized compensation cost related to performance-based restricted stock units as of December 31, 2020 was $11.4 million, and the weighted average period over which these equity awards are expected to vest is 1.4 years. The total unrecognized compensation cost related to unvested stock options as of December 31, 2020 was $1.0 million, and the weighted average period over which these equity awards are expected to vest is 1.5 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	2,924	$21.72
Granted	4,601	18.96
Vested	(1,197)	20.57
Canceled	(496)	18.44
Outstanding at December 31, 2020	5,832	20.05

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
For the performance-based restricted stock units granted, 60% of each performance-based award is subject to the net sales metric for the performance period and 40% is subject to the non-GAAP diluted earnings per share metric for the performance period. The maximum percentage for a particular metric is 250% of the target number of units subject to the award related to that metric, however, vesting of the performance stock units is capped at 30% and 100%, respectively, of the target number of units subject to the award in years one and two, respectively, of the three-year performance period.
As of December 31, 2020, the Company believes that it is probable that the Company will achieve performance metrics specified in the award agreement based on its expected revenue and non-GAAP diluted EPS results over the performance period and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2019	445	$22.21
Granted(1)	1,416	11.67
Vested	(21)	22.21
Canceled	(118)	15.98
Outstanding at December 31, 2020	1,722	13.97
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2020, there were 285,633 shares of common stock purchased under the ESPP at a weighted average price of $13.29.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$6.41 - $8.66	$5.48 - $6.61	$5.01 - $5.37
Risk-free interest rate	0.12% - 0.15%	1.59% - 2.43%	2.09% - 2.51%
Dividend yield	—%	—%	—%
Expected term (in years)	0.5	0.5	0.5
Volatility	59.72% - 93.25%	40.47% - 43.14%	38.82% - 46.17%
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,337	$13.05
Exercised	(496)	9.78
Canceled	(44)	20.85
Outstanding at December 31, 2020	797	$14.67	2.7	$18,757
Vested and expected to vest at December 31, 2020	797	$14.67	2.7	$18,757
Exercisable at December 31, 2020	664	$13.90	2.4	$16,123
No stock options were granted by the Company during the years ended December 31, 2020 and 2019.

The fair values of stock options granted in 2018 were estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

December 31,
2018
Weighted-average grant date fair value per share	$8.14
Risk-free interest rate	2.76%
Dividend yield	—%
Expected term (in years)	5.50
Volatility	44.30%
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
The intrinsic value of stock options exercised during 2020, 2019 and 2018 was $4.9 million, $22.2 million, and $8.1 million, respectively. Cash received from exercise of stock options was $4.4 million, $4.5 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefit from stock options exercised was $5.2 million, $20.7 million, and $7.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.
10. Income Taxes
The domestic and international components of loss before income taxes are presented as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$(112,778)	$(61,893)	$16,405
Foreign	(2,074)	29,409	(49,257)
Loss before income taxes	$(114,852)	$(32,484)	$(32,852)
The income tax provision (benefit) consists of the following:

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$(176)	$1,604	$3,292
State	12	16	37
Foreign	2,687	1,560	1,640
Total current	2,523	3,180	4,969
Deferred:
Federal	(18,595)	(13,793)	788
State	(705)	(1,829)	(2,799)
Foreign	8,025	1,095	(3,884)
Change in valuation allowance	(7,507)	(1,239)	(5,727)
Total deferred	(18,782)	(15,766)	(11,622)
Total income tax benefit	$(16,259)	$(12,586)	$(6,653)
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Provision (benefit) at statutory rate	$(24,119)	$(6,821)	$(6,814)
State income taxes (net of federal benefit)	9	11	20
Research and development credits	(6,521)	(7,815)	(8,849)
Foreign rate differential	2,354	(4,489)	8,640
Stock compensation	5,425	(2,750)	74
Foreign income inclusion	1,446	3,936	1,103
Provision to return	(286)	1,887	(27)
Uncertain tax positions	222	1,244	1,463
Permanent and other	131	716	1,319
Foreign unremitted earnings	(233)	(103)	1,960
Tax Act	—	—	185
Transaction costs	883	—	—
Attribute expirations	11,937	2,837	—
Valuation allowance	(7,507)	(1,239)	(5,727)
Total income tax benefit	$(16,259)	$(12,586)	$(6,653)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
The components of the deferred income tax assets are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,790	$65,477
Research and development credits	79,019	80,404
Accrued expenses and other	11,669	7,768
Lease obligation	1,731	2,047
Accrued compensation	4,442	1,441
Stock-based compensation	5,415	3,460
	168,066	160,597
Less valuation allowance	(71,811)	(77,957)
	96,255	82,640
Deferred tax liabilities:
Fixed assets	(42)	(246)
Leased right-of-use assets	(1,099)	(1,483)
Intangible assets	(9,049)	(13,627)
Net deferred tax assets	$86,065	$67,284
At December 31, 2020, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $281.3 million, $78.7 million and $4.4 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2021 and 2028, respectively, unless previously utilized. The foreign tax loss carryforwards will not expire.
At December 31, 2020, the Company had federal, state and foreign tax credit carryforwards of approximately $49.0 million, $90.1 million and $1.9 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in 2023 and 2026, respectively, unless previously utilized. The state tax credit carryforwards do not expire. The Company also has foreign incentive deductions of approximately $5.8 million that do not expire.
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company believes it is more likely than not to realize certain federal and foreign deferred assets. The Company continues to maintain a valuation allowance on its state deferred taxes, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax-free jurisdictions in which it operates.
The income tax benefit for the year ended December 31, 2020 primarily related to the generation of research and development tax credits, mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
The income tax benefit for the year ended December 31, 2019 and 2018 primarily related to the mix of pre-tax income among jurisdictions, discrete tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are de-recognized

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of operations as income tax expense. At December 31, 2020, the Company’s unrecognized tax benefits totaled $63.8 million, $54.3 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. At December 31, 2020 and 2019, the Company had accrued interest and penalties of approximately $0.6 million and $0.9 million, respectively. The total amounts of interest and penalties recognized for the years ended December 31, 2020, 2019, and 2018 were not material.
The following table summarizes the changes to the unrecognized tax benefits during 2020, 2019 and 2018:

(in thousands)
Balance as of December 31, 2017	$63,086
Additions based on tax positions related to the current year	3,080
Additions related to acquisitions	—
Decreases based on tax positions of prior year	(4,696)
Balance as of December 31, 2018	$61,470
Additions based on tax positions related to the current year	1,678
Decreases based on tax positions of prior year	(1,121)
Balance as of December 31, 2019	$62,027
Additions based on tax positions related to the current year	1,506
Additions related to acquisitions	1,154
Decreases based on tax positions of prior year	(922)
Balance as of December 31, 2020	$63,765
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2020, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2017, 2016 and 2015, respectively.
In April 2017, the Company’s subsidiary in Singapore began operating under certain tax incentives in Singapore, which are generally effective through March 2022, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax expense for the years ended December 31, 2020, 2019 and 2018.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company’s income tax benefit for the year ended December 31, 2020.
On July 27, 2015, the US Tax Court decided on behalf of Altera Corporation, or Altera US, that certain 2003 Internal Revenue Service, or IRS regulations underpinning the transfer pricing between related parties for shared costs were invalid. The case involved the cost-sharing arrangement, or CSA entered into by Altera US with an international subsidiary. Pursuant to the terms of the CSA, the parties agreed to share the risks and costs of research and development, or R&D activities, including granted stock options and other stock-based compensation, or SBC, to certain of its employees responsible for conducting the R&D activities. In allocating the costs to be shared pursuant to that CSA, Altera US included the cash compensation of its

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
employees engaged in R&D in the shared cost pool but excluded their SBC. The IRS had imposed transfer pricing adjustments in each of the tax years 2004 through 2007 on the basis of Altera US’ failure to include SBC costs in its CSA cost pool. On June 7, 2019, in a 2-1 ruling, a panel of the Ninth Circuit Court of Appeals reversed the Tax Court’s holding and upheld a 2003 IRS regulation that requires participants in a CSA to share SBC costs. After the Ninth Circuit Court’s reversal, Altera filed a petition for en banc review of the decision by Ninth Circuit judges. The petition was denied, and the taxpayer decided to appeal to the Supreme Court. On June 22, 2020, the Supreme Court of the United States announced that it was denying the petition for certiorari and will not review an appeals court decision in the case of Altera Corporation & Subsidiaries v. Commissioner (Altera v. Comm). The announcement represented new information that the Company considered in its second quarter tax provision for the six months ended June 30, 2020. The evaluation of this ruling for all open tax periods was not material to the Company’s income tax benefit for the year ended December 31, 2020.
11. Employee Retirement Plans
Defined Contribution Plan
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
Pension and Other Defined Benefit Retirement Obligations

In connection with the July 31, 2020 acquisition of the Wi-Fi and Broadband assets business (Note 3), the Company assumed an obligation of $7.9 million associated with certain defined benefit retirement plans, including a pension plan. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.2 million for the year ended December 31, 2020 and were recorded to research and development expenses in the consolidated statement of operations.

Benefit Obligation and Plan Assets for Pension Benefit Plans

The vested benefit obligation for a defined-benefit pension or other retirement plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of separation or retirement.

December 31, 2020
(in thousands)
Changes in projected benefit obligation:
Projected benefit obligation, beginning of period	$—
Projected benefit obligation assumed in acquisition	13,274
Service cost	157
Interest cost	59
Actuarial (gain) loss	(1,172)
Benefits paid	(786)
Currency exchange rate changes	490
Projected benefit obligation, end of period	12,022

Changes in fair value of plan assets:
Fair value of plan assets, beginning of period	—
Plan assets transferred from acquisition	5,417
Currency exchange rate changes	217
Fair value of plan assets, end of period	5,634
Net unfunded status	$6,388

Amounts recognized in the Consolidated Balance Sheets
Other long-term liabilities	$6,388
Accumulated other comprehensive (income) loss, before tax	$(1,172)

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement. The Company uses the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.

As of December 31, 2020, all plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As of December 31, 2020, the accumulated benefit obligations were $11.1 million for the pension plans.

December 31, 2020
(in thousands)
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$11,127
Plan assets	$5,634

Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$12,022
Plan assets	$5,634

Assumptions for Pension Benefit Plans

December 31, 2020
(in thousands)
Weighted average actuarial assumptions used to determine benefit obligations
Discount rate	0.5% - 0.6%
Rate of compensation increase	2.6% - 3.8%

Weighted average actuarial assumptions used to determine costs
Discount rate	0.5% - 0.6%
Expected long-term rate of return on plan assets	0.79%
Rate of compensation increase	2.6% - 3.8%

The Company establishes the discount rate for each pension plan by analyzing current market long-term bond rates and matching the bond maturity with the average duration of the pension liabilities. The Company establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class.

Pension Plan Assets

The plan assets are currently all in liquid cash and cash equivalents and an investment strategy is being developed to ensure that sufficient assets are available to pay pension benefits as they come due.

Estimated Future Benefit Payments for Pension Benefit Plans

The estimated benefit payments over the next five years and beyond are as follows:

Estimated Future Benefit Payments
(in thousands)
2021	$—
2022	—
2023	20
2024	48
2025	48
Thereafter	762
879

12. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring at various years through 2028. These leases often have original terms of 2 to 7 years and contain options to extend the lease up to 5 years or terminate the lease, which are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2020 and 2019, the weighted average discount rate for operating leases was 4.0% and 5.0%, respectively, and the weighted average remaining lease term for operating leases was 4.6 years and 2.9 years, respectively.
The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2020:

Operating Leases
(in thousands)
2021	$9,032
2022	7,336
2023	3,694
2024	2,958
2025	2,844
Thereafter	4,794
Total minimum payments	30,658
Less: imputed interest	(2,655)
Less: unrealized translation gain	1,013
Total lease liabilities	29,006
Less: short-term lease liabilities	(8,144)
Lease liabilities - long-term	$20,862

Operating lease costs were $5.2 million, $3.1 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Short-term lease costs for the years ended December 31, 2020 and 2019 were not material. There were $15.9 million and $0.5 million of right-of-use assets obtained in exchange for new lease liabilities for the years ended December 31, 2020 and 2019, respectively, including $1.8 million in right-of-use assets from acquisitions in 2020 (Note 3).

Subleases

The Company has a subleased facility that it ceased using in connection with a restructuring plan (Note 4). Such sublease expires in fiscal 2021, and future minimum rental income under the sublease is $0.1 million.

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the years ended December 31, 2020, 2019 and 2018 was approximately $0.4 million, $1.2 million and $2.4 million, respectively (Note 4).

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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
13. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2020, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2021	$71,211	$21,315	$92,526
2022	—	18,640	18,640
2023	—	10,121	10,121
2024	—	447	447
Total minimum payments	$71,211	$50,523	$121,734

Other obligations consist of contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $99.1 million to $121.7 million as of December 31, 2020, from $22.6 million as of December 31, 2019 primarily as a result of increased orders of software licenses and inventory placed with our vendors during the period, which is due in part to our 2020 acquisitions (Note 3).
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
14. Concentration of Credit Risk, Significant Customers and Geographic Information
Concentration of Credit Risk
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
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Years Ended December 31,
	2020	2019	2018
Percentage of total net revenue
Customer A (direct)	15%	14%	18%
Customer B (direct)	13%	*	*

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
    Balances greater than 10% of accounts receivable, based on the Company’s billings to the contract manufacturer customers, are as follows:

	December 31,
	2020	2019
Percentage of gross accounts receivable
Customer B (direct)	17%	*
Customer C (distributor)	13%	*
Customer D (distributor)	*	10%

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Years ended December 31,
	2020	2019	2018
Vendor A	34%	*	*
Vendor B	20%	14%	19%
Vendor C	11%	17%	16%
Vendor D	*	13%	15%
Vendor E	*	15	13%
* Represents less than 10% of the inventory purchases for the respective period.
Geographic Information
The Company's consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$393,579	82%	$265,122	84%	$312,877	81%
United States	15,501	3%	13,984	4%	18,060	5%
Rest of world	69,516	15%	38,074	12%	54,060	14%
Total	$478,596	100%	$317,180	100%	$384,997	100%
The products shipped to individual countries representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2020	2019	2018
Percentage of total net revenue
Hong Kong	42%	46%	43%
China	17%	14%	19%
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

	As of December 31,
	2020		2019
	Amount	% of total	Amount	% of total
United States	$403,071	72%	$385,302	85%
Singapore	136,967	24%	63,556	14%
Rest of world	31,412	5%	5,034	1%
Total	$571,450	100%	$453,892	100%

15. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2020(1)	2019(1)	2018

Broadband	$244,424	$119,320	$207,336
% of net revenue	51%	38%	54%
Infrastructure	76,166	85,369	82,388
% of net revenue	16%	27%	21%
Industrial and multi-market	87,267	79,137	95,273
% of net revenue	18%	25%	25%
Connectivity	70,739	33,354	—
% of net revenue	15%	11%	—%
Total net revenue	$478,596	$317,180	$384,997
_______________
(1) The Company’s net revenues by market was revised during 2020 to align with changing end-market conditions, the Company’s current business priorities, as well as growth opportunities in the four categories. The broadband category includes the Company’s prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. The Company’s connectivity category includes primarily its MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business. The 2019 amounts were adjusted to reflect the change in market categories; however, 2018 amounts have not been adjusted.

Revenues from sales to the Company’s distributors accounted for 49%, 52% and 42% of net revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Contract Liabilities
As of December 31, 2020 and 2019, customer contract liabilities consist of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.03 million and $0.1 million, respectively. Revenue recognized in the years ended December 31, 2020 and 2019 that was included in the contract liability balance as of the beginning of those respective years was immaterial.
There were no material changes in the contract liabilities balance during the years ended December 31, 2020 and 2019.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts and percentage data)
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2020 and 2019, obligations to customers consisting of estimates of price protection rights offered to the Company's end customers totaled $47.8 million and $12.6 million and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. As of December 31, 2020 and 2019, other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer were $10.3 million and $8.4 million, respectively. As of December 31, 2020 and 2019, other obligations to customers representing estimates of stock rotation returns to be claimed by distributors on products sold were $2.0 million and $1.4 million, respectively. Obligations to customers for estimates of price adjustments and stock rotation return rights are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the years ended December 31, 2020 and 2019 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective years was not material.
As of December 31, 2020 and 2019, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.6 million and $0.3 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets (Note 7).
As of December 31, 2020 and 2019, there were no impairment losses recorded on customer accounts receivable.
16. Selected Quarterly Financial Data (Unaudited)
The following table presents the Company’s unaudited quarterly financial data for each of the eight quarters in the period ended December 31, 2020. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$62,027	$65,220	$156,633	$194,716
Gross profit	$30,762	$32,743	$66,206	$83,087
Net loss	$(15,469)	$(21,807)	$(36,645)	$(24,672)
Net loss per share:
Basic	$(0.21)	$(0.30)	$(0.50)	$(0.33)
Diluted	$(0.21)	$(0.30)	$(0.50)	$(0.33)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net revenue	$84,635	$82,507	$80,020	$70,018
Gross profit	$45,077	$44,080	$41,904	$36,624
Net loss	$(4,851)	$(2,229)	$(4,714)	$(8,104)
Net loss per share:
Basic	$(0.07)	$(0.03)	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.03)	$(0.07)	$(0.11)