Form 10-Q
period 2021-03-31
MAXLINEAR INC
filed 2021-04-28
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 21, 2021, the registrant had 75,378,012 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$148,095	$148,901
Short-term restricted cash	114	115
Accounts receivable, net	87,521	67,442
Inventory	92,154	97,839
Prepaid expenses and other current assets	17,096	47,421
Total current assets	344,980	361,718
Long-term restricted cash	984	1,018
Property and equipment, net	40,787	39,470
Leased right-of-use assets	24,403	21,886
Intangible assets, net	191,542	207,266
Goodwill	302,828	302,828
Deferred tax assets	85,524	86,065
Other long-term assets	7,551	2,191
Total assets	$998,599	$1,022,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,061	$32,751
Accrued price protection liability	55,029	47,766
Accrued expenses and other current liabilities	77,755	105,842
Accrued compensation	25,792	47,302
Total current liabilities	197,637	233,661
Long-term lease liabilities	22,419	20,862
Long-term debt	344,116	363,592
Other long-term liabilities	13,649	13,210
Total liabilities	577,821	631,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 75,378 shares issued and outstanding at March 31, 2021 and 74,536 shares issued and outstanding December 31, 2020	8	7
Additional paid-in capital	628,911	602,064
Accumulated other comprehensive income	446	1,435
Accumulated deficit	(208,587)	(212,389)
Total stockholders’ equity	420,778	391,117
Total liabilities and stockholders’ equity	$998,599	$1,022,442
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenue	$209,359	$62,027
Cost of net revenue	97,640	31,265
Gross profit	111,719	30,762
Operating expenses:
Research and development	63,166	25,689
Selling, general and administrative	36,469	24,632
Impairment losses	—	86
Restructuring charges	2,166	489
Total operating expenses	101,801	50,896
Income (loss) from operations	9,918	(20,134)
Interest income	—	225
Interest expense	(4,206)	(2,476)
Other income (expense), net	(104)	180
Total interest and other income (expense), net	(4,310)	(2,071)
Income (loss) before income taxes	5,608	(22,205)
Income tax provision (benefit)	1,806	(6,736)
Net income (loss)	$3,802	$(15,469)
Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	$0.05	$(0.21)
Shares used to compute net income (loss) per share:
Basic	74,852	72,039
Diluted	78,283	72,039

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,802	$(15,469)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $376 and tax benefit of $9 for the three months ended March 31, 2021 and 2020, respectively	(989)	(580)
Unrealized gain (loss) on interest rate swap, net of tax expense of $— and tax benefit of $41 for the three months ended March 31, 2021 and 2020, respectively	—	(153)
Other comprehensive income (loss)	(989)	(733)
Total comprehensive income (loss)	$2,813	$(16,202)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	74,536	$7	$602,064	$1,435	$(212,389)	$391,117
Common stock issued pursuant to equity awards, net	917	1	16,565	—	—	16,566
Repurchase of common stock	(75)	—	(2,673)	—	—	(2,673)
Stock-based compensation	—	—	12,955	—	—	12,955
Other comprehensive loss	—	—	—	(989)	—	(989)
Net income	—	—	—	—	3,802	3,802
Balance at March 31, 2021	75,378	$8	$628,911	$446	$(208,587)	$420,778
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$3,802	$(15,469)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	22,325	16,733
Impairment losses	—	86
Amortization of debt issuance costs and accretion of discount on debt and leases	844	410
Stock-based compensation	12,955	6,827
Deferred income taxes	541	(6,208)
Loss on disposal of property and equipment	368	—
Impairment of leasehold improvements	226	163
Impairment of leased right-of-use assets	429	44
(Gain) loss on foreign currency	21	(246)
Excess tax (benefits) deficiencies on stock-based awards	(1,809)	94
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,079)	5,615
Inventory	5,658	353
Prepaid expenses and other assets	29,860	1,443
Leased right-of-use assets	36	640
Accounts payable, accrued expenses and other current liabilities	(22,032)	(785)
Accrued compensation	1,376	3,361
Accrued price protection liability	7,299	(4,537)
Lease liabilities	(2,002)	(1,430)
Other long-term liabilities	454	(446)
Net cash provided by operating activities	40,272	6,648

Investing Activities
Purchases of property and equipment	(6,152)	(1,035)
Purchases of intangible assets	(1,112)	—
Purchases of long-term investments	(5,000)	—
Net cash used in investing activities	(12,264)	(1,035)

Financing Activities
Repayment of debt	(20,000)	—
Net proceeds from issuance of common stock	1,298	488
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,442)	(475)
Repurchase of common stock	(2,673)	—
Net cash provided by (used in) financing activities	(28,817)	13
Effect of exchange rate changes on cash and cash equivalents	(32)	(303)
Increase (decrease) in cash, cash equivalents and restricted cash	(841)	5,323
Cash, cash equivalents and restricted cash at beginning of period	150,034	93,117
Cash, cash equivalents and restricted cash at end of period	$149,193	$98,440

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,309	$2,246
Cash paid for income taxes	$593	$557

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$22,710	$2,599
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its wholly owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of communications systems-on-chip (SoC) solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. MaxLinear is a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency (RF), high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. MaxLinear’s customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable Data Over Cable Service Interface Specifications (DOCSIS) fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
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

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 11, 2021, or the Annual Report. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
Use of Estimates and Significant Risks and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.
Last year, the Company’s revenues were impacted by the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced some negative impact to its revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19 including supply constraints as well as customer requests to temporarily delay shipments. Although the Company has benefited from increased demand for certain of our products from the work-from-home environment in the second half of 2020 and the first quarter of 2021, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results beginning in the second quarter of 2021 which may continue into 2022. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also believes that its $149.2 million of cash and cash equivalents at March 31, 2021 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 and the global semiconductor chip shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including the Company’s efforts to complete the integration of the acquired WiFi and Broadband assets business and NanoSemi, Inc. (Note 3), changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 28, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for the Company beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the three months ended March 31, 2021, and is also not expected to have a material impact on the Company’s financial position and results of operations as of and for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for the Company beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s financial disclosures as of and for the three months ended March 31, 2021, and is also not expected to have a material impact on the Company's financial disclosures for the year ending December 31, 2021.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$3,802	$(15,469)
Denominator:
Weighted average common shares outstanding—basic	74,852	72,039
Dilutive common stock equivalents	3,431	—
Weighted average common shares outstanding—diluted	78,283	72,039
Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	$0.05	$(0.21)
For the three months ended March 31, 2021 and 2020, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 0.1 million and 3.3 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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

Purchase Price Allocation

The following is an allocation of purchase price as of the July 31, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

Description	Amount
Fair value of consideration transferred:
Cash	$150,000

Purchase price allocation:
Inventory	$67,100
Property and equipment	17,641
Identifiable intangible assets	58,000
Deferred tax assets	457
Accrued expenses	(68)
Accrued price protection liability	(413)
Accrued compensation	(7,916)
Other long-term liabilities	(8,197)
Identifiable net assets acquired	126,604
Goodwill	23,396
Total purchase price	$150,000

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Acquisition of NanoSemi, Inc.
On September 9, 2020, the Company completed its acquisition of NanoSemi, Inc. or NanoSemi, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with NanoSemi, dated September 9, 2020. The initial closing transaction consideration consisted of $10.0 million in cash and 804,163 shares of MaxLinear’s common stock. In addition, the NanoSemi stockholders will receive $35.0 million in deferred cash payments payable in 2021, and certain NanoSemi stockholders may also receive up to an additional $35.0 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. As of March 31, 2021, the Company has made $20 million of $35.0 million in deferred cash payments. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, MaxLinear agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of MaxLinear common stock they received in the acquisition.
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
(2) The fair value of the deferred payments was determined by discounting to present value payments totaling $35.0 million expected to be made to NanoSemi stockholders throughout 2021.
(3) The fair value of contingent consideration is zero as the applicable financial objectives from July 1, 2020 through December 31, 2022 are not expected to be met based on the Company’s forecast.

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
Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the Wi-Fi and Broadband assets business and NanoSemi, and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment, and the portions of the purchase consideration for NanoSemi expected to be paid to NanoSemi stockholders in the future, as described above. Certain NanoSemi stockholders that are employees are not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration have been accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the Wi-Fi and Broadband assets business and NanoSemi with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of December 31, 2020 and March 31, 2021. Updates to the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Employee separation expenses	$1,253	$44
Lease related charges	608	275
Other	305	170
	$2,166	$489
Lease related charges for the three months ended March 31, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2021. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2020	$3,274	$720	$3	$3,997
Restructuring charges	1,253	608	305	2,166
Cash payments	(1,659)	(83)	(7)	(1,749)
Reimbursement from Intel	(2,337)	—	—	(2,337)
Non-cash charges and adjustments	—	(547)	(301)	(848)
Liability as of March 31, 2021	531	698	—	1,229
Less: current portion as of March 31, 2021	(531)	(379)	—	(910)
Long-term portion as of March 31, 2021	$—	$319	$—	$319

As of March 31, 2021, the remaining lease related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.
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

During the three months ended March 31, 2021, there were no changes in the carrying value of goodwill.

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2021 and 2020, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2021			December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.1	$5,981	$(2,025)	$3,956	$4,869	$(2,006)	$2,863
Developed technology	6.9	304,061	(156,999)	147,062	304,061	(146,252)	157,809
Trademarks and trade names	6.2	14,800	(9,419)	5,381	14,800	(8,818)	5,982
Customer relationships	4.6	128,800	(101,247)	27,553	128,800	(96,047)	32,753
Non-compete covenants	3.0	1,100	(1,100)	—	1,100	(1,100)	—
Backlog	2.4	1,300	(910)	390	1,300	(641)	659
	6.2	$456,042	$(271,700)	$184,342	$454,930	$(254,864)	$200,066

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of net revenue	$10,765	$8,591
Research and development	1	1
Selling, general and administrative	6,070	5,723
	$16,836	$14,315

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$200,066	$187,971
Additions	1,112	—
Amortization	(16,836)	(14,315)
Impairment losses	—	(86)
Ending balance	$184,342	$173,570
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2021 and 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0 and $0.1 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2021:

Amount
(in thousands)
2021 (9 months)	$49,939
2022	48,973
2023	36,876
2024	20,930
2025	10,832
Thereafter	16,792
Total	$184,342
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consisted entirely of acquired in-process research and development technology, or IPR&D. There was no activity related to the Company’s indefinite-lived intangible assets during the three months ended March 31, 2021 and 2020.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During three months ended March 31, 2021 and 2020, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company currently does not have any financial instruments measured at fair value on a recurring basis. Some of the Company’s financial instruments are recorded at amounts that approximate fair value due to their liquid or short-term nature or by election on investments in privately-held entities (Note 7). Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, net receivables, investments in privately-held entities, certain other assets, accounts payable, accrued price protection liability, accrued expenses, accrued compensation costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$148,095	$148,901
Short-term restricted cash	114	115
Long-term restricted cash	984	1,018
Total cash, cash equivalents and restricted cash	$149,193	$150,034
As of March 31, 2021 and December 31, 2020, cash and cash equivalents included money market funds of approximately $20.4 million. As of March 31, 2021 and December 31, 2020, the Company has restricted cash of approximately $1.1 million. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Work-in-process	$46,901	$35,852
Finished goods	45,253	61,987
	$92,154	$97,839
Prepaid and other current assets consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$7,864	$7,674
Other receivables	4,472	32,762
Other current assets	4,760	6,985
	$17,096	$47,421
As of March 31, 2021, other receivables of $4.5 million consists primarily of amounts due from Intel for reimbursement of certain employee-related costs pursuant to the Asset Purchase Agreement (Note 3).

As of December 31, 2020, other receivables of $32.8 million consist of amounts due from Intel of $28.4 million for amounts collected on the Company’s behalf from customers on sales of the Company’s products under the transition services agreement and of $4.4 million for reimbursement of certain severance-related costs pursuant to the Asset Purchase Agreement.
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2021	December 31, 2020
		(in thousands)
Furniture and fixtures	5	$2,519	$2,524
Machinery and equipment	3-5	54,021	55,456
Masks and production equipment	2-5	21,601	19,205
Software	3	7,831	7,194
Leasehold improvements	1-5	16,628	16,871
Construction in progress	N/A	9,261	8,050
		111,861	109,300
Less: accumulated depreciation and amortization		(71,074)	(69,830)
		$40,787	$39,470

Depreciation expense for the three months ended March 31, 2021 and 2020 was $3.7 million and $1.6 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Included in other long-term assets, long-term investments were $5.0 million as of March 31, 2021 and consist of an investment in a privately held entity. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investment as a financial instrument. Given that there is not a readily determinable fair value, the Company is electing to measure such investment at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$47,766	$12,557
Charged as a reduction of revenue	24,423	1,399
Payments	(17,160)	(5,932)
Ending balance	$55,029	$8,024
Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Deferred purchase price payments	$14,794	$34,484
Payables under transition services agreement	1,662	$17,420
Accrued technology license payments	4,950	5,821
Accrued professional fees	5,075	2,620
Accrued engineering and production costs	2,019	3,448
Accrued restructuring	910	3,628
Accrued royalty	1,779	1,965
Short-term lease liabilities	9,456	8,144
Accrued customer credits	809	1,135
Income tax liability	4,855	1,193
Customer contract liabilities	1,818	29
Accrued obligations to customers for price adjustments	19,291	10,277
Accrued obligations to customers for stock rotation rights	2,601	2,036
Other	7,736	13,642
	$77,755	$105,842
As of March 31, 2021, payables under transition services agreement of $1.7 million primarily consists of amounts due to Intel for expenses incurred under the transition services agreement (Note 3). As of December 31, 2020, payables under transition services agreement of $17.4 million consist of amounts due to Intel of approximately $9.1 million for purchases of inventory and $8.3 million for other operating expenses incurred under the transition services agreement.
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2020	$263	$1,172	$1,435
Other comprehensive income (loss) before reclassifications, net of tax	(989)	—	(989)
Balance at March 31, 2021	$(726)	$1,172	$446

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt and Interest Rate Swap

Debt

The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Principal balance:
Initial term loan	$212,000	$212,000
Incremental term loan	137,812	157,812
Total principal balance	349,812	369,812
Less:
Unamortized debt discount	(1,615)	(1,767)
Unamortized debt issuance costs	(4,081)	(4,453)
Net carrying amount of long-term debt	344,116	363,592
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$344,116	$363,592

As of March 31, 2021 and December 31, 2020, the weighted average effective interest rate on aggregate debt was approximately 3.7% and 4.4%, respectively.

During each of the three months ended March 31, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.3 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans as of March 31, 2021 and December 31, 2020 was $351.8 million and $376.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of March 31, 2021, aggregate future payments of principal are as follows:

Amount
(in thousands)
2021 (9 months)	$—
2022	6,562
2023	131,250
2024	212,000
2025	—
Total principal payments due	349,812
Less: current portion	—
Long-term debt principal, non-current portion	$349,812
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the credit agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the credit agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. The Company exercised its right to prepay and made aggregate prepayments of principal of $213.0 million from origination of the Initial Term Loan through March 31, 2021.

The Company’s obligations under the credit agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a security agreement with the collateral agent.

The credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions. As of March 31, 2021, the Company was in compliance with such covenants. The credit agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the credit agreement, and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law.
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

The Incremental Term Loan bears interest, at the Company’s option, at an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The Incremental Term Loan is subject to a financial covenant of an initial maximum total net leverage ratio of 3.5 to 1 which decreases to 3.0 to 1 beginning with the sixth full fiscal quarter ending after July 31, 2020. During any period during which the Company (i) fails to maintain a public corporate rating from S&P that is equal to or higher than BB- and a public corporate rating from Moody's that is equal to or higher than Ba3 or (ii) fails to maintain a total leverage ratio of 3.0 to 1 or less, the applicable margin will increase to 4.75% in the case of LIBOR Rate loans and 3.75% in the case of Base Rate loans. As of March 31, 2021, the Company was in compliance with such covenants.

Commencing on July 31, 2020, the Incremental Term Loan amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the first through

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31, 2020, and (iii) 3.75% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The Incremental Term Loan has a term of three years and will mature on July 31, 2023, at which time all outstanding principal and accrued and unpaid interest on the Incremental Term Loan is due. The Company is also required to pay fees customary for a credit facility of this size and type. The Company has made aggregate payments of principal of $37.2 million to date through March 31, 2021.

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

Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its initial term loan for fixed interest payments bearing an interest rate of 1.74685% through the expiration of the swap in October 2020. The Company's outstanding initial term loan is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap was designated as a cash flow hedge of a portion of floating rate interest payments on the initial term loan and effectively fixed the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25% until the expiration of the swap in October 2020. Accordingly, the Company applied cash flow hedge accounting to the interest rate swap and it was recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, were reported in other comprehensive income (loss) until expiration of the swap. The decrease in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three months ended March 31, 2020 was $0.2 million.

9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At March 31, 2021, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2020. There have been no material changes to the terms of the Company’s equity incentive plans during the three months ended March 31, 2021.
As of March 31, 2021, the number of shares of common stock available for future issuance under the 2010 Plan was 16,575,503 shares. As of March 31, 2021, the number of shares of common stock available for future issuance under the ESPP was 4,297,394 shares.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2021, the Company issued 0.5 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2020 performance period. At March 31, 2021, the Company has an accrual of $7.2 million for bonus awards for employees for year-to-date achievement in the 2021 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of net revenue	$169	$148
Research and development	7,162	3,746
Selling, general and administrative	5,624	2,933
	$12,955	$6,827
The total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards as of March 31, 2021 was $72.0 million, and the weighted average period over which these equity awards are expected to vest is 2.68 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2021 was $9.4 million, and the weighted average period over which these equity awards are expected to vest is 1.40 years. The total unrecognized compensation cost related to unvested stock options as of March 31, 2021 was $0.9 million, and the weighted average period over which these equity awards are expected to vest is 1.26 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	5,832	$20.05
Granted	722	39.27
Vested	(722)	36.12
Canceled	(139)	21.34
Outstanding at March 31, 2021	5,693	$20.42
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
As of March 31, 2021, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	1,722	$13.97
Vested	(281)	16.74
Outstanding at March 31, 2021	1,441	$13.54

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2021 and 2020, there were no shares of common stock purchased under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted-average grant date fair value per share	$8.66	$5.48
Risk-free interest rate	0.12%	1.59%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	59.72%	43.14%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	797	$14.67
Exercised	(96)	13.56
Canceled	—	—
Outstanding at March 31, 2021	701	$14.82	2.75	$13,509
Vested and expected to vest at March 31, 2021	701	$14.82	2.75	$13,509
Exercisable at March 31, 2021	589	$14.13	2.44	$11,758
No stock options were granted by the Company during the three months ended March 31, 2021.

The intrinsic value of stock options exercised was $2.3 million and $0.3 million in the three months ended March 31, 2021 and 2020, respectively.

Cash received from exercise of stock options was $1.3 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively.

The tax benefit from stock options exercised was $2.7 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.
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
The Company recorded an income tax provision of $1.8 million in the three months ended March 31, 2021 and an income tax benefit of $6.7 million in the three months ended March 31, 2020.
The income tax provision in the three months ended March 31, 2021 and 2020, each primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the global minimum tax and stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

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

During the three months ended March 31, 2021, the Company’s unrecognized tax benefits increased by $0.3 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2021 were approximately $0.5 million and $0.04 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2021, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2017, 2016, and 2015, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax provision in the three months ended March 31, 2021 and 2020.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2021	2020
Percentage of total net revenue
Customer A (direct)	15%	10%
Customer B (direct)	12%	*
Customer C (distributor)	11%	*
Customer D (distributor)	*	18%
____________________________
*    Represents less than 10% of total net revenue for the respective period.

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	March 31,	December 31,
	2021	2020
Percentage of gross accounts receivable
Customer C (distributor)	11%	13%
Customer E (direct)	10%	*
Customer B (direct)	*	17%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2021	2020
Vendor A	45%	*
Vendor B	20%	16%
Vendor C	11%	17%
Vendor D	*	18%
Vendor E	*	19%
* Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$171,160	82%	$52,035	84%
United States	10,300	5%	1,616	3%
Rest of world	27,899	13%	8,376	13%
Total	$209,359	100%	$62,027	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2021	2020
Percentage of total net revenue
Hong Kong	37%	50%
China	14%	*
Vietnam	12%	*
____________________________
*    Represents less than 10% of total revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, China and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa, or EMEA markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2021		2020
	Amount	% of total	Amount	% of total
United States	$391,038	70%	$403,071	72%
Singapore	131,723	23%	136,967	24%
Rest of world	36,799	7%	31,412	5%
Total	$559,560	100%	$571,450	100%

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2021	2020(1)

Broadband	$124,190	$26,638
% of net revenue	59%	43%
Connectivity	27,449	5,616
% of net revenue	13%	9%
Infrastructure	28,792	17,542
% of net revenue	14%	28%
Industrial and multi-market	28,928	12,231
% of net revenue	14%	20%
Total net revenue	$209,359	$62,027
_______________
(1) The Company’s net revenue by market categories were revised during the fourth quarter of 2020 to align with changing end-market conditions, the Company’s current business priorities, as well as spending requirements and growth opportunities in the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
four categories. The broadband category includes the Company’s prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. The Company’s connectivity category includes primarily its MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business. The 2020 amounts were adjusted to reflect the change in market categories.
Revenues from sales through the Company’s distributors accounted for 44% and 61% of net revenue for the three months ended March 31, 2021 and 2020, respectively.
Contract Liabilities
As of March 31, 2021, customer contract liabilities consisted of advanced payments received for which performance obligations have not been completed and estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $1.8 million. As of December 31, 2020, customer contract liabilities consisted of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.03 million. Revenue recognized in each of the three months ended March 31, 2021 and 2020 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2021 and 2020.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2021 and December 31, 2020, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $55.0 million and $47.8 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2021 were $19.3 million and $2.6 million, respectively, and as of December 31, 2020 were $10.3 million and $2.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three months ended March 31, 2021 and 2020 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of March 31, 2021 and December 31, 2020, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $1.0 million and $0.6 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2021 and December 31, 2020, there were no impairment losses recorded on customer accounts receivable.

13. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 7 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 3.9% and 4.0%, respectively, and the weighted average remaining lease term for operating leases was 4.6 years as of the end of each of these periods.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2021:

Operating Leases
(in thousands)
2021 (9 months)	$7,741
2022	8,744
2023	5,152
2024	4,013
2025	3,910
Thereafter	4,949
Total minimum payments	34,509
Less: imputed interest	(2,759)
Less: unrealized translation loss	125
Total lease liabilities	31,875
Less: short-term lease liabilities	(9,456)
Long-term lease liabilities	$22,419

Operating lease cost was $2.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Short-term lease costs for the three months ended March 31, 2021 and 2020 were not material. There were $5.2 million right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2021. There were no right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2020.

Subleases

The Company has subleased a facility that it ceased using in connection with a restructuring plan (Note 4). Such sublease expires in 2021, and future minimum rental income under the sublease is $0.04 million.

Total sublease income related to leased facilities the Company ceased using in connection with a restructuring plan for the three months ended March 31, 2021 and 2020 was approximately $0.04 million and $0.2 million, respectively (Note 4).

14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations

In connection with the July 31, 2020 acquisition of the Wi-Fi and Broadband assets business (Note 3), the Company assumed an obligation of $7.9 million of the Wi-Fi and Broadband assets business associated with certain defined benefit retirement plans, including a pension plan. As of March 31, 2021 and December 31, 2020, the defined benefit obligation was $6.2 million and $6.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.1 million for the three months ended March 31, 2021 and were recorded to research and development expenses in the consolidated statements of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2021, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2021 (9 months)	$142,784	$15,143	$157,927
2022	662	18,640	19,302
2023	—	10,121	10,121
2024	—	447	447
Total minimum payments	$143,446	$44,351	$187,797

Other obligations consist of deferred payments related to the NanoSemi merger (Note 3) and contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $66.1 million to $187.8 million as of March 31, 2021, from $121.7 million as of December 31, 2020 primarily as a result of increased orders of software licenses and inventory placed with our vendors during the period (Note 3).
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

16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice.
During the three months ended March 31, 2021, the Company repurchased 75,000 shares of its common stock at a weighted average price of $35.6157 per share, an aggregate value of approximately $2.7 million, under the repurchase program. At March 31, 2021, the aggregate value of common stock repurchased under the program was approximately $2.7 million and approximately $97.3 million remained available for repurchase under the program.

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
Overview
We are a provider of communications systems-on-chip solutions used in broadband, mobile and wireline infrastructure,

data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency (RF), high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die, using standard digital complementary metal oxide semiconductor (CMOS) processes and conventional packaging technologies. We believe this approach enables our solutions to achieve superior power, performance, and cost relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers (OEMs), and original design manufacturers (ODMs), who incorporate our products in a wide range of electronic devices. Examples of such devices include cable Data Over Cable Service Interface Specifications (DOCSIS), fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
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
In the three months ended March 31, 2021, revenues were $209.4 million. In the three months ended March 31, 2021, our net revenue was derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications, and in part from revenues attributable to our acquisition of the WiFi and Broadband assets business. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 82% and 84% of net revenue during the three months ended March 31, 2021 and 2020, respectively, including 37% from products shipped to Hong Kong, 14% from products shipped to mainland China, and 12% from products shipped to Vietnam during the three months ended March 31, 2021 and 50% from products shipped to Hong Kong during the three months ended March 31, 2020. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2021 and 2020 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2021, our top three customers accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue, of which distributor customers accounted for 39% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19 and the Global Semiconductor Chip Shortage

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Massachusetts, Spain, India, Singapore, Taiwan, Canada, France, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of March 31, 2021, some of our workforce has returned to the office at a reduced capacity adhering to local health authority guidelines and we are encouraging our employees to get COVID-19 vaccines as they become available. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer order push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results beginning in the second quarter of 2021 which may continue into 2022. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

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
Acquisition of NanoSemi, Inc.
On September 9, 2020, we completed our acquisition of NanoSemi pursuant to the Merger Agreement. The initial closing transaction consideration consisted of $10 million in cash and 804,163 shares of our common stock. In addition, the NanoSemi stockholders will receive $35 million in deferred cash payments payable in 2021, and certain NanoSemi stockholders may also receive up to an additional $35 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, we agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of our common stock they received in the acquisition.

For more information, please refer to Note 3 of our unaudited consolidated financial statements.

Recent Developments

On February 23, 2021, our board of directors authorized a plan to repurchase up to $100 million of our common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice.

For more information, please refer to Note 16 of our unaudited consolidated financial statements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to business combinations, revenue recognition, inventory valuation, production masks, goodwill and other intangible assets valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the Securities and Exchange Commission, or SEC, on February 11, 2021, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the three months ended March 31, 2021, and is also not expected to have a material impact on our financial position and results of operations for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for us beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our financial disclosures as of and for the three months ended March 31, 2021, and is also not expected to have a material impact on our financial disclosures for the year ending December 31, 2021.

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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net revenue	100%	100%
Cost of net revenue	47	50
Gross profit	53	50
Operating expenses:
Research and development	30	41
Selling, general and administrative	17	40
Impairment losses	—	—
Restructuring charges	1	1
Total operating expenses	49	82
Income (loss) from operations	5	(32)
Total interest and other income (expense), net	(2)	(3)
Income (loss) before income taxes	3	(36)
Income tax provision (benefit)	1	(11)
Net income (loss)	2%	(25)%
Net Revenue

	Three Months Ended March 31,
	2021	2020(1)	$ Change	% Change
	(dollars in thousands)
Broadband	$124,190	$26,638	$97,552	366%
% of net revenue	59%	43%
Connectivity	27,449	5,616	21,833	389%
% of net revenue	13%	9%
Infrastructure	28,792	17,542	11,250	64%
% of net revenue	14%	28%
Industrial and multi-market	28,928	12,231	16,697	137%
% of net revenue	14%	20%
Total net revenue	$209,359	$62,027	$147,332	238%
_______________
(1) Our net revenues by market categories were revised during 2020 to align with changing end-market conditions, our current business priorities, as well as spending requirements and growth opportunities in the four categories. The broadband category includes our prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. Our connectivity category includes primarily our MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business.

Net revenue increased $147.3 million to $209.4 million for the three months ended March 31, 2021, as compared to $62.0 million for the three months ended March 31, 2020. The increase in broadband net revenue of $97.6 million was primarily the result of contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in cable product shipments, partially offset by reductions in satellite product shipments. The increase in connectivity revenue of $21.8 million was primarily driven by a partial-year contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition, further supplemented by an increase in MoCA and G.hn product shipments. The increase in industrial and multi-market revenue of $16.7 million was related to increased shipments of component products attributable to our Wi-Fi and Broadband assets business acquisition, further aided by an increase in shipments of high performance analog products in this category. The increase in infrastructure revenues of $11.3 million was primarily driven by an increase in wireless backhaul deployments and increased shipments of high performance analog products in this category.

We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic, we may experience increased volatility in our sales and revenues.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$97,640	$31,265	$66,375	212%
% of net revenue	47%	50%
Gross profit	111,719	30,762	80,957	263%
% of net revenue	53%	50%
Cost of net revenue increased $66.4 million to $97.6 million for the three months ended March 31, 2021, as compared to $31.3 million for the three months ended March 31, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the WiFi and Broadband assets business. Gross profit percentage improved for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due primarily to improved absorption of amortization of intangible costs.

We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic and global semiconductor chip shortages, we may experience increased volatility in our cost of net revenues as a result.
Research and Development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$63,166	$25,689	$37,477	146%
% of net revenue	30%	41%
Research and development expense increased $37.5 million to $63.2 million for the three months ended March 31, 2021 from $25.7 million in the three months ended March 31, 2020. The increase was primarily due to our business acquisitions of the WiFi and Broadband assets business on July 31, 2020 and NanoSemi on September 9, 2020, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses. There were increases in personnel-related expense of $25.8 million, of which $6.3 million is from performance-based bonus accruals and stock-based compensation expense, outside services of $7.4 million which includes acquisition transition service costs and computer aided design and engineering fees of $6.8 million, depreciation expense of $1.7 million, occupancy expenses of $1.4 million, and prototype expense of $1.1 million.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$36,469	$24,632	$11,837	48%
% of net revenue	17%	40%

Selling, general and administrative expense increased $11.8 million to $36.5 million for the three months ended March 31, 2021, as compared to $24.6 million for the three months ended March 31, 2020. The increase was primarily due to our acquisitions of the WiFi and Broadband assets business on July 31, 2020 and NanoSemi on September 9, 2020, which resulted in added personnel, facilities, and related expenses as well as an increase in performance-based bonuses and stock-based compensation expenses. There were increases in personnel expense of $7.9 million, including $3.4 million from performance-based bonus accruals and stock-based compensation expenses, outside services of $2.4 million primarily consisting of acquisition transition service costs, occupancy expenses of $0.9 million, and supplies and small tools expense of $0.5 million.

We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Impairment losses	$—	$86	$(86)	(100)%
% of net revenue	—%	—%
Impairment losses in the 2020 period related to abandonment of a license of intellectual property.
Restructuring Charges

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$2,166	$489	$1,677	343%
% of net revenue	1%	1%
Restructuring charges increased $1.7 million to $2.2 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. Restructuring charges for the three months ended March 31, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements. Restructuring charges in the three months ended March 31, 2020 primarily consisted of lease restructuring charges of $0.3 million.
Interest and Other Income (Expense)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(4,310)	$(2,071)	$(2,239)	108%
% of net revenue	(2)%	(3)%
Interest and other income (expense), net changed by $2.2 million from a net expense of $2.1 million in the three months ended March 31, 2020 to a net expense of $4.3 million for the three months ended March 31, 2021. The change in interest and other income (expense), net was primarily due to the impact of a $1.7 million increase in interest expense on outstanding debt, mostly related to an incremental term loan debt of $137.8 million, which was primarily used to fund our acquisition of the WiFi and Broadband assets business in July 2020. The remaining change included a $0.3 million change in other income (expense), net, from income of $0.2 million in the 2020 period to expense of $0.1 million primarily related to foreign currency fluctuations and a change in interest income from $0.2 million in the 2020 period to nil.
Income Tax Provision (Benefit)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$1,806	$(6,736)	$8,542	(127)%

The income tax provision for the three months ended March 31, 2021 was $1.8 million compared to an income tax benefit of $6.7 million for the three months ended March 31, 2020.
The income tax provision for the three months ended March 31, 2021 and 2020 each primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. Such incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk. Primarily because of our Singapore net operating losses and our full valuation allowance in Singapore, we do not believe the incentives will have a material impact on our income tax position in the year ending December 31, 2021.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $148.1 million, restricted cash of $1.1 million and net accounts receivable of $87.5 million. Additionally, as of March 31, 2021, our working capital was $147.3 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. In July 2020, we funded our $150.0 million acquisition of the Wi-Fi and Broadband assets business with a portion of the net proceeds of our $175.0 million incremental term loan. In September 2020, we paid $10 million in cash to acquire NanoSemi and as of March 31, 2021, the NanoSemi stockholders have received $20 million of $35 million in deferred cash payments payable in 2021.
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

Heightened volatility, global semiconductor chip shortages, and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 and the global semiconductor chip shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including impacts from the Wi-Fi and Broadband assets business and NanoSemi and our efforts to complete the integration of these businesses, changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets, leased right-of-use assets and property and equipment, stock-based compensation, and impairment of leased right-of-use assets and related leasehold improvements. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from debt and issuance of common stock and cash used to pay down outstanding debt or repurchase common stock is included in financing activities in our consolidated statements of cash flows.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31,	December 31,
	2021	2020
	(in thousands)
Working capital	$147,343	$128,057
Cash and cash equivalents	$148,095	$148,901
Short-term restricted cash	114	115
Long-term restricted cash	984	1,018
Total cash, cash equivalents, and restricted cash	$149,193	$150,034

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$40,272	$6,648
Net cash used in investing activities	(12,264)	(1,035)
Net cash provided by (used in) financing activities	(28,817)	13
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(303)
Increase (decrease) in cash, cash equivalents and restricted cash	$(841)	$5,323

Cash Flows from Operating Activities
Net cash provided by operating activities was $40.3 million for the three months ended March 31, 2021. Net cash provided by operating activities consisted of positive impact of net income of $3.8 million and non-cash items of $37.7 million, offset by the negative impact of $0.6 million in changes in operating assets and liabilities and excess tax benefits totaling $1.3 million. Non-cash items included in net income for the three months ended March 31, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $22.3 million and stock-based compensation of $13.0 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $12.3 million for the three months ended March 31, 2021 and consisted primarily of $6.2 million in purchases of property and equipment, $5.0 million in purchases of long-term investments (Note 7), and $1.1 million in purchases of intangible assets.
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2020 and consisted entirely of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $28.8 million for the three months ended March 31, 2021. Net cash used in financing activities consisted primarily of $20.0 million in repayments of debt, $7.4 million in minimum tax withholding paid on behalf of employees for restricted stock units, and $2.7 million in common stock repurchases, offset by cash inflows from net proceeds from issuance of common stock upon exercise of stock options of $1.3 million.
Net cash provided by financing activities was $0.01 million for the three months ended March 31, 2020. Net cash provided by financing activities consisted primarily of cash inflows from net proceeds from issuance of common stock upon exercise of stock options, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units.
We believe that our $148.1 million of cash and cash equivalents at March 31, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of March 31, 2021, our indebtedness totaled $349.8 million, which consists of $212.0 million outstanding principal under an initial term loan and $137.8 million under an incremental term loan. We have repaid $250.2 million of debt through March 31, 2021. The credit agreement, as amended, permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The initial term loan facility has a seven-year term expiring in May 2024 and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, plus a fixed applicable margin. The outstanding principal on the initial term loan is due at maturity on May 12, 2024. The incremental term loan facility has a three-year term expiring in July 2023 and bears interest, at our option, at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The incremental term loan of $175.0 million amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the incremental term loan on the last day of each of the first through fourth full fiscal quarters of the Company following the date of the incremental term loan, (ii) 2.50% of the original aggregate principal amount of the incremental term loan on the last day of each of the fifth through eighth full fiscal quarters of the Company, and (iii) 3.75% of the original aggregate principal amount of the incremental term loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2021, we issued 0.5 million freely-tradable shares of our common stock in settlement of bonus awards for the 2020 performance period. We expect to implement a similar equity-based plan for fiscal 2021, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2021, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of March 31, 2021, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$349,812	$—	$137,812	$212,000	$—
Operating lease obligations	34,509	7,741	13,896	7,923	4,949
Inventory purchase obligations	143,446	142,784	662	—	—
Other obligations	44,351	15,143	28,761	447	—
Total	$572,118	$165,668	$181,131	$220,370	$4,949

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at March 31, 2021 included $5.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $49.9 million to $572.1 million as of March 31, 2021, from $522.2 million as of December 31, 2020. The increase was primarily due to increased orders of inventory placed with our vendors and with Intel under the transition services agreement during the period.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates would result in a change to translation gain in accumulated other comprehensive income of approximately $0.6 million.

Interest Rate Risk

On May 12, 2017, we entered into a credit agreement with certain lenders and a collateral agent in connection with the acquisition of Exar Corporation. The credit agreement provides for an initial secured term loan facility (the “Initial Term Loan”) in an aggregate principal amount of $425.0 million. As of March 31, 2021, outstanding borrowings under the Initial Term Loan were $212 million. The credit agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of $160.0 million (subject to adjustments for any voluntary prepayments), plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders. The term loan facility has a seven-year term and bears interest at either an Adjusted LIBOR or an Adjusted Base Rate, at our option, and, in each case, plus a fixed applicable margin. In November 2017, to hedge a substantial portion of our existing interest rate risk with respect to the term loans, we entered into a fixed-for-floating interest rate swap agreement with an amortizing notional amount to swap some of our variable rate interest payments under our term loans for fixed interest payments bearing an interest rate of 1.74685% through October 2020. As a result of entering the swap, the interest rate on a substantial portion of our long-term debt was effectively fixed at approximately 4.25% until the swap expired in October 2020. Our outstanding debt is still subject to Adjusted LIBOR Rate plus a 2.5% fixed applicable margin during the remaining term of the loan.

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
Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 31, 2020, we completed the acquisition of the WiFi and Broadband assets business and on September 9, 2020, we acquired Nanosemi, and we are completing the integration of these businesses into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which we filed with the SEC on February 11, 2021, or the Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results.
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

Risks Related to Our Business

•Impacts of the COVID-19 pandemic and global semiconductor chip shortage could adversely affect our business, financial condition, and results of operations.
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
•A significant portion of our revenue is attributable to demand for our products in markets for broadband (previously connected home) solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
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

We currently expect to realize material synergies as a result of our acquisitions of the Home Gateway Platform Division of Intel Corporation, or Intel, which we refer to as the Wi-Fi and Broadband assets business, and NanoSemi, Inc., or NanoSemi, and as a result, we currently believe that the acquisitions will, in aggregate, be accretive to our free cash-flow and non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, and amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisitions are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the acquired businesses and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the products of the acquired businesses in particular. The integration of the acquired businesses may present substantial incremental challenges that could materially and adversely affect our ability to realize the currently anticipated financial, operational, and strategic benefits of the acquisitions. Additional assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:
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
•acquisition costs, including restructuring charges, acquisition transition and integration costs;
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
We have incurred approximately $175.0 million of incremental secured term loan indebtedness, primarily to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business. As of March 31, 2021, our aggregate indebtedness was $349.8 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

MaxLinear financed the $150.0 million acquisition of the Wi-Fi and Broadband assets business in part with an incremental secured term loan facility in an aggregate principal amount of approximately $175.0 million, of which $137.8 million was outstanding as of March 31, 2021. The incremental term loan has a three-year term expiring in July 2023 and bears interest, at our option, at either an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum. The incremental term loan of $175.0 million amortizes in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the incremental term loan on the last day of each of the first through fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31, 2020, and (iii) 3.75% of the original aggregate principal amount of the incremental term loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The incremental term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries.

We had previously only carried long term debt on our balance sheet from one acquisition. We have prepaid a substantial portion of the total principal of debt from the prior acquisition and have financed the remainder of our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. MaxLinear previously financed the acquisition of Exar in part with a secured initial term loan facility in an aggregate principal amount of approximately $425.0 million, of which $212.0 million remained outstanding as of March 31, 2021. The outstanding principal on the initial term loan is due at maturity on May 12, 2024. Our outstanding initial term loan debt is subject to an Adjusted LIBOR plus a 2.5% fixed applicable margin during the remainder of the term of the loan. The existing term loan facility is secured by a first priority security interest in MaxLinear’s assets, subject to certain customary exceptions, as well as pledges of our equity interests in certain subsidiaries. As of March 31, 2021, our aggregate indebtedness under the initial and incremental term loan facilities was $349.8 million.

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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of March 31, 2021, our balance sheet reflected goodwill of $302.8 million and other intangible assets of $191.5 million. Consequently, we could recognize material impairment charges in the future.
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
Risks Related to Our Business
Impacts of the COVID-19 pandemic and global semiconductor chip shortage could adversely affect our business, financial condition, and results of operations.

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of March 31, 2021, some of our workforce have returned to the office at reduced capacity adhering to local health authority guidelines and we are encouraging our employees to get COVID-19 vaccines as they become available. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results beginning in the second quarter of 2021, which may continue into 2022. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
Other areas of our business which could be disrupted or subject to negative impacts may include, but may not be limited to, the following:
•Further supply constraints, including prolonged global semiconductor chip shortages, foundry, assembly or test capacity limitations, and delays in production from temporary facility closures;
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
Although we currently expect that our present cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, a material adverse impact from COVID-19 and global semiconductor chip shortages could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Inphi Corporation (which recently entered into a definitive agreement to be acquired by Marvell Technology Group Ltd.), M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Maxim Integrated Products, Inc. (which entered into a definitive agreement to be acquired by Analog Devices), Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
In the three months ended March 31, 2021, our top three customers accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 72% of our net revenue, of which distributor customers accounted for 39% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers and by tariffs and other trade barriers that may be implemented by governmental authorities.
A significant portion of our revenue is attributable to demand for our products in markets for broadband (previously connected home) solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.

For the three months ended March 31, 2021 and 2020, revenue directly attributable to broadband (previously connected home) applications accounted for approximately 59% and 43% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended March 31, 2021 and 2020, our research and development expense was $63.2 million and $25.7 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 28nm and 16nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $62.0 million in the three months ended March 31, 2020 to $209.4 million in the three months ended March 31, 2021 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those from our acquisition of the Wi-Fi and Broadband assets business. The COVID-19 pandemic could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the three months ended March 31, 2021. In addition, as of March 31, 2021, approximately 72% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. and potentially other governments. In recent years, diplomatic and trade relationships between the U.S. government and China have been frayed. Events in Hong Kong have also prompted other governments such as that of the United Kingdom to reconsider its trade and business relationships with China and with certain Chinese companies. Difficulties in these relationships have in a number of cases required us to take actions adverse to our business to comply with governmental restrictions on business and trade with China. In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations, or EAR, to add such entities to the Restricted Entity List for acting contrary to the national security or foreign policy interests of the United States. In September 2020, we further ceased business operations that were prohibited with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Restricted Entity List. We are required to obtain special licenses to conduct business with Restricted Entities, and in 2021 the BIS continues to add entities which may be potential customers on the Restricted Entity List. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE and certain other entities, we did have increasing sales to Huawei in the past year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
Risks Relating to Reliance on Third-Parties
We rely on a limited number of third parties to manufacture, assemble, and test our products, and the failure to manage our relationships with our third-party contractors successfully, or impacts from global supply shortages, natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation for certain products under a supply agreement as described in the risk factor “Failure to integrate the acquired businesses with our business and operations successfully in the expected time-frame or otherwise may adversely affect MaxLinear’s operating results and financial condition.” Foundries and other third-parties we rely upon are currently experiencing bottlenecks caused by a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S., resulting in a global semiconductor chip shortage impacting our industry. We also use third-party contractors for all of our assembly and test operations.
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control, including from the current global semiconductor chip shortage;
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

Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the outbreak of COVID-19, certain of our product shipments from China were temporarily delayed earlier in the first quarter of 2020. Although we continue to monitor the situation, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 44% and 61% of our net revenue in the three months ended March 31, 2021 and 2020, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2021, we had approximately 75.4 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2020 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.5 million shares of our common stock for the 2020 performance period in February 2021. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood, drought or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, and Singapore. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, or other natural or man-made disaster.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at March 31, 2021. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of the Wi-Fi and Broadband assets business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $3.1 million as of March 31, 2021 based on current projections and plan assets. We have never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2021
February 23, 2021 through February 28, 2021	—	$—	—	$100,000,000
March 1, 2021 through March 31, 2021	75,000	$35.62	75,000	$97,328,822
Total	75,000		75,000
______________________
(1) On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
    None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
3.2	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2021 (File No. 001-34666)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	April 28, 2021	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)