Form 10-Q
period 2021-06-30
MAXLINEAR INC
filed 2021-07-28
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 21, 2021, the registrant had 76,469,545 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$130,312	$148,901
Short-term restricted cash	107	115
Accounts receivable, net	135,321	67,442
Inventory	98,502	97,839
Prepaid expenses and other current assets	13,866	47,421
Total current assets	378,108	361,718
Long-term restricted cash	1,015	1,018
Property and equipment, net	48,104	39,470
Leased right-of-use assets	22,847	21,886
Intangible assets, net	174,964	207,266
Goodwill	302,828	302,828
Deferred tax assets	91,526	86,065
Other long-term assets	7,235	2,191
Total assets	$1,026,627	$1,022,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,483	$32,751
Accrued price protection liability	54,717	47,766
Accrued expenses and other current liabilities	61,235	105,842
Accrued compensation	39,492	47,302
Current portion of long-term debt	2,862	—
Total current liabilities	211,789	233,661
Long-term lease liabilities	20,445	20,862
Long-term debt	343,022	363,592
Other long-term liabilities	17,704	13,210
Total liabilities	592,960	631,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 76,469 shares issued and outstanding at June 30, 2021 and 74,536 shares issued and outstanding December 31, 2020	8	7
Additional paid-in capital	640,710	602,064
Accumulated other comprehensive income	803	1,435
Accumulated deficit	(207,854)	(212,389)
Total stockholders’ equity	433,667	391,117
Total liabilities and stockholders’ equity	$1,026,627	$1,022,442

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$205,376	$65,220	$414,735	$127,247
Cost of net revenue	92,833	32,477	190,473	63,742
Gross profit	112,543	32,743	224,262	63,505
Operating expenses:
Research and development	74,416	27,984	137,582	53,673
Selling, general and administrative	35,885	27,470	72,354	52,102
Impairment losses	—	—	—	86
Restructuring charges	38	64	2,204	553
Total operating expenses	110,339	55,518	212,140	106,414
Income (loss) from operations	2,204	(22,775)	12,122	(42,909)
Interest income	18	31	18	256
Interest expense	(3,741)	(2,183)	(7,947)	(4,659)
Loss on extinguishment of debt	(5,221)	—	(5,221)	—
Other income (expense), net	(537)	(81)	(641)	99
Total other income (expense), net	(9,481)	(2,233)	(13,791)	(4,304)
Loss before income taxes	(7,277)	(25,008)	(1,669)	(47,213)
Income tax benefit	(8,010)	(3,201)	(6,204)	(9,937)
Net income (loss)	$733	$(21,807)	$4,535	$(37,276)
Net income (loss) per share:
Basic	$0.01	$(0.30)	$0.06	$(0.51)
Diluted	$0.01	$(0.30)	$0.06	$(0.51)
Shares used to compute net income (loss) per share:
Basic	75,930	72,740	75,394	72,389
Diluted	79,026	72,740	78,657	72,389

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$733	$(21,807)	$4,535	$(37,276)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $607 and $231 for the three and six months ended June 30, 2021, respectively, and net of tax expense of $33 and $24 for the three and six months ended June 30, 2020, respectively	357	294	(632)	(286)
Unrealized gain (loss) on interest rate swap, net of tax expense of $30 and tax benefit of $11 for the three and six months ended June 30, 2020, respectively	—	116	—	(37)
Other comprehensive income (loss)	357	410	(632)	(323)
Total comprehensive income (loss)	$1,090	$(21,397)	$3,903	$(37,599)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2021
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	74,536	$7	$602,064	$1,435	$(212,389)	$391,117
Common stock issued pursuant to equity awards, net	917	1	16,565	—	—	16,566
Repurchase of common stock	(75)	—	(2,673)	—	—	(2,673)
Stock-based compensation	—	—	12,955	—	—	12,955
Other comprehensive loss	—	—	—	(989)	—	(989)
Net income	—	—	—	—	3,802	3,802
Balance at March 31, 2021	75,378	$8	$628,911	$446	$(208,587)	$420,778
Common stock issued pursuant to equity awards, net	1,098	—	(338)	—	—	(338)
Repurchase of common stock	(120)		(4,464)			(4,464)
Employee stock purchase plan	113	—	2,635	—	—	2,635
Stock-based compensation	—	—	13,966	—	—	13,966
Other comprehensive income	—	—	—	357	—	357
Net income	—	—	—	—	733	733
Balance at June 30, 2021	76,469	$8	$640,710	$803	$(207,854)	$433,667
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2020
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$4,535	$(37,276)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	44,322	33,265
Impairment losses	—	86
Amortization of debt issuance costs and accretion of discounts	2,071	807
Stock-based compensation	26,921	18,912
Deferred income taxes	(5,461)	(9,087)
Loss on disposal of property and equipment	388	—
Impairment of leasehold improvements	226	163
Impairment of leased right-of-use assets	429	44
Loss on extinguishment of debt	5,221	—
(Gain) loss on foreign currency	408	(226)
Excess tax (benefits) deficiencies on stock-based awards	(4,631)	(378)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(67,879)	8,977
Inventory	(596)	(2,831)
Prepaid expenses and other assets	33,448	774
Leased right-of-use assets	72	326
Accounts payable, accrued expenses and other current liabilities	6,311	5,235
Accrued compensation	15,233	7,757
Accrued price protection liability	6,955	(6,669)
Lease liabilities	(4,347)	(2,709)
Other long-term liabilities	4,497	(1,262)
Net cash provided by operating activities	68,123	15,908
Investing Activities
Purchases of property and equipment	(17,310)	(4,936)
Purchases of intangible assets	(1,112)	(13)
Cash used in acquisitions, net of cash acquired	(27,500)	—
Purchases of long-term investments	(5,000)	—
Net cash used in investing activities	(50,922)	(4,949)
Financing Activities
Proceeds from the issuance of debt	350,000	—
Payment of debt issuance cost	(4,127)	—
Repayment of debt	(369,813)	—
Net proceeds from issuance of common stock	6,094	4,642
Minimum tax withholding paid on behalf of employees for restricted stock units	(10,105)	(1,499)
Repurchase of common stock	(7,137)	—
Net cash provided by (used in) financing activities	(35,088)	3,143
Effect of exchange rate changes on cash and cash equivalents	(713)	210
Increase (decrease) in cash, cash equivalents and restricted cash	(18,600)	14,312
Cash, cash equivalents and restricted cash at beginning of period	150,034	93,117
Cash, cash equivalents and restricted cash at end of period	$131,434	$107,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,402	$3,999
Cash paid for income taxes	$1,671	$1,220

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$22,874	$2,599
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 11, 2021, or the Annual Report. Interim results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
Use of Estimates and Significant Risks and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.
Last year, the Company’s revenues were impacted by the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced some negative impact to its revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19 including supply constraints as well as customer requests to temporarily delay shipments. Although the Company has benefited from increased demand for certain of our products from the work-from-home environment in the second half of 2020 and the first half of 2021, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results which may continue into 2022. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also believes that its $131.4 million of cash and cash equivalents at June 30, 2021 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 and the global semiconductor chip shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including the Company’s efforts to complete the integration of the acquired Wi-Fi and Broadband assets business and NanoSemi, Inc. (Note 3), changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 28, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the six months ended June 30, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for the Company beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the six months ended June 30, 2021, and is also not expected to have a material impact on the Company’s financial position and results of operations as of and for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for the Company beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s financial disclosures as of and for the six months ended June 30, 2021, and is also not expected to have a material impact on the Company's financial disclosures for the year ending December 31, 2021.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$733	$(21,807)	$4,535	$(37,276)
Denominator:
Weighted average common shares outstanding—basic	75,930	72,740	75,394	72,389
Dilutive common stock equivalents	3,096	—	3,263	—
Weighted average common shares outstanding—diluted	79,026	72,740	78,657	72,389
Net income (loss) per share:
Basic	$0.01	$(0.30)	$0.06	$(0.51)
Diluted	$0.01	$(0.30)	$0.06	$(0.51)
For the three and six months ended June 30, 2021 and 2020, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 0.04 million and 0.1 million for the 2021 periods, respectively, and 2.5 million and 2.9 million for the 2020 periods, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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
In connection with the transaction, the Company and Intel have entered into as of the closing certain other ancillary agreements, including (i) an intellectual property matters agreement, pursuant to which Intel granted to the Company a license to certain intellectual property rights for use by the Company in connection with the acquired assets and the Company granted back to Intel a license to the intellectual property rights in the acquired assets, (ii) a supply agreement, pursuant to which Intel manufactures and fabricates certain products for the Company that are part of the acquired assets, (iii) an ethernet network controller services agreement, pursuant to which the Company provides Intel with certain development services with respect to certain Intel ethernet network controller products, (iv) a transition services agreement, pursuant to which Intel provided certain services on a transitional basis for up to a 12-month period after the closing, the scope of which included services relating to real estate and facilities, information technology, and supply chain, procurement, sales operations, and engineering support, and (v) a side letter regarding the delayed transfer of certain inventory. Pursuant to the delayed inventory side letter, the Company had control and economic benefits of the inventory, but transfer of the title and possession of the inventory was delayed until the last day that Intel provided services under the transition services agreement.
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
Acquisition of NanoSemi, Inc.
On September 9, 2020, the Company completed its acquisition of NanoSemi, Inc. or NanoSemi, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with NanoSemi, dated September 9, 2020. The initial closing transaction consideration consisted of $10.0 million in cash and 804,163 shares of MaxLinear’s common stock. In addition, the NanoSemi stockholders will receive $35.0 million in deferred cash payments payable in 2021, and certain NanoSemi stockholders may also receive up to an additional $35.0 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. As of June 30, 2021, the Company has made $27.5 million of $35.0 million in deferred cash payments. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, MaxLinear agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of MaxLinear common stock they received in the acquisition.
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

Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the Wi-Fi and Broadband assets business and NanoSemi with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of December 31, 2020 and the purchase price allocation reflected as of June 30, 2021. Updates to the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. We expect to complete the purchase price allocations within 12 months of the respective acquisition dates.

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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Employee separation expenses	$20	$52	$1,273	$97
Lease related charges	—	—	608	275
Other	18	12	323	181
	$38	$64	$2,204	$553
Lease related charges for the six months ended June 30, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2021. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2020	$3,274	$720	$3	$3,997
Restructuring charges	1,273	608	323	2,204
Cash payments	(1,856)	(168)	(25)	(2,049)
Reimbursement from Intel	(2,439)	—	—	(2,439)
Non-cash charges and adjustments	—	(561)	(301)	(862)
Liability as of June 30, 2021	252	599	—	851
Less: current portion as of June 30, 2021	(252)	(372)	—	(624)
Long-term portion as of June 30, 2021	$—	$227	$—	$227

As of June 30, 2021, the remaining lease related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.
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

During the three and six months ended June 30, 2021, there were no changes in the carrying value of goodwill.

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and six months ended June 30, 2021 and 2020, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2021			December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	3.7	$5,981	$(2,045)	$3,936	$4,869	$(2,006)	$2,863
Developed technology	6.9	304,061	(167,742)	136,319	304,061	(146,252)	157,809
Trademarks and trade names	6.6	14,800	(10,019)	4,781	14,800	(8,818)	5,982
Customer relationships	4.6	128,800	(106,447)	22,353	128,800	(96,047)	32,753
Backlog	2.4	1,300	(925)	375	1,300	(641)	659
	6.2	$454,942	$(287,178)	$167,764	$453,830	$(253,764)	$200,066

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of net revenue	$10,762	$8,592	$21,527	$17,183
Research and development	1	1	2	2
Selling, general and administrative	5,815	5,549	11,885	11,272
	$16,578	$14,142	$33,414	$28,457

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Beginning balance	$200,066	$187,971
Additions	1,112	13
Amortization	(33,414)	(28,457)
Impairment losses	—	(86)
Ending balance	$167,764	$159,441
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, no impairment losses related to finite-lived intangible assets were recognized. During the six months ended June 30, 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0.1 million.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2021:

Amount
(in thousands)
2021 (6 months)	$33,383
2022	48,974
2023	36,923
2024	20,977
2025	10,878
Thereafter	16,629
Total	$167,764
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consisted entirely of acquired in-process research and development technology, or IPR&D. There was no activity related to the Company’s indefinite-lived intangible assets during the six months ended June 30, 2021 and 2020.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and six months ended June 30, 2021 and 2020, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$130,312	$148,901
Short-term restricted cash	107	115
Long-term restricted cash	1,015	1,018
Total cash, cash equivalents and restricted cash	$131,434	$150,034
As of June 30, 2021 and December 31, 2020, cash and cash equivalents included money market funds of approximately $20.4 million. As of June 30, 2021 and December 31, 2020, the Company has restricted cash of approximately $1.1 million. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Work-in-process	$56,736	$35,852
Finished goods	41,766	61,987
	$98,502	$97,839
Prepaid and other current assets consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$9,180	$7,674
Other receivables	—	32,762
Other current assets	4,686	6,985
	$13,866	$47,421

As of December 31, 2020, other receivables of $32.8 million consist of amounts due from Intel of $28.4 million for amounts collected on the Company’s behalf from customers on sales of the Company’s products under the transition services agreement and of $4.4 million for reimbursement of certain severance-related costs pursuant to the Asset Purchase Agreement (Note 3).
Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2021	December 31, 2020
		(in thousands)
Furniture and fixtures	5	$3,840	$2,524
Machinery and equipment	3-5	55,494	55,456
Masks and production equipment	2-5	23,006	19,205
Software	3	7,969	7,194
Leasehold improvements	1-5	29,990	16,871
Construction in progress	N/A	2,996	8,050
		123,295	109,300
Less: accumulated depreciation and amortization		(75,191)	(69,830)
		$48,104	$39,470

Depreciation expense for the three and six months ended June 30, 2021 was $3.6 million and $7.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $1.6 million and $3.3 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Included in other long-term assets, long-term investments were $5.0 million as of June 30, 2021 and consist of an investment in a privately held entity. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investment as a financial instrument. Given that there is not a readily determinable fair value, the Company is electing to measure such investment at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Beginning balance	$47,766	$12,557
Charged as a reduction of revenue	49,907	2,191
Reversal of unclaimed rebates	—	(159)
Payments	(42,956)	(8,687)
Ending balance	$54,717	$5,902
Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Deferred purchase price payments	$7,427	$34,484
Payables under transition services agreement	—	$17,420
Accrued technology license payments	5,442	5,821
Accrued professional fees	3,121	2,620
Accrued engineering and production costs	1,537	3,448
Accrued restructuring	624	3,628
Accrued royalty	1,895	1,965
Short-term lease liabilities	9,782	8,144
Accrued customer credits	379	1,135
Income tax liability	2,187	1,193
Customer contract liabilities	1,315	29
Accrued obligations to customers for price adjustments	16,200	10,277
Accrued obligations to customers for stock rotation rights	2,761	2,036
Other	8,565	13,642
	$61,235	$105,842
As of December 31, 2020, payables under transition services agreement of $17.4 million consist of amounts due to Intel of approximately $9.1 million for purchases of inventory and $8.3 million for other operating expenses incurred under the transition services agreement.
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2020	$263	$1,172	$1,435
Other comprehensive income (loss) before reclassifications, net of tax	(632)	—	(632)
Balance at June 30, 2021	$(369)	$1,172	$803

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt and Interest Rate Swap

Debt

The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$350,000	$—
Initial term loan under May 12, 2017 credit agreement	—	212,000
Incremental term loan under May 12, 2017 credit agreement, as amended	—	157,812
Total principal balance	350,000	369,812
Less:
Unamortized debt discount	(873)	(1,767)
Unamortized debt issuance costs	(3,243)	(4,453)
Net carrying amount of long-term debt	345,884	363,592
Less: current portion of long-term debt	(2,862)	—
Long-term debt, non-current portion	$343,022	$363,592

As of June 30, 2021 and December 31, 2020, the weighted average effective interest rate on aggregate debt was approximately 3.2% and 4.4%, respectively.

During each of the three months ended June 30, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.3 million, respectively, to interest expense. During each of the six months ended June 30, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $1.0 million and $0.6 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of June 30, 2021 and December 31, 2020 was $350.2 million and $376.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2021, aggregate future payments of principal are as follows:

Amount
(in thousands)
2021 (6 months)	$1,750
2022	3,500
2023	3,500
2024	3,500
2025	3,500
Thereafter	334,250
Total principal payments due	350,000
Less: current portion	(3,500)
Long-term debt principal, non-current portion	$346,500
Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement

On June 23, 2021, the Company entered into a Credit Agreement (the “June 23, 2021 Credit Agreement”), by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
“Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2021, the Revolving Facility was undrawn.

The June 23, 2021 Credit Agreement permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of consolidated EBITDA, plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. Incremental loans are subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the June 23, 2021 Credit Agreement or new lenders.

Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.

The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the June 23, 2021 Credit Agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the June 23, 2021 Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months following the closing date of the June 23, 2021 Credit Agreement. The Initial Term Loan under the June 23, 2021 Credit Agreement will mature on June 23, 2028, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan under the June 23, 2021 Credit Agreement must be repaid. The Revolving Facility will mature on June 23, 2026, at which time all outstanding principal and accrued and unpaid interest under the Revolving Facility must be repaid. The Company is also obligated to pay fees customary for a credit facility of this size and type.

The Company’s obligations under the June 23, 2021 Credit Agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the June 23, 2021 Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a Security Agreement, dated as of June 23, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent.

The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
date. As of June 30, 2021, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.

The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $350.2 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 3.4%, which represents a Level 2 fair value measurement. The debt discount of $0.9 million and debt issuance costs of $2.9 million associated with the Initial Term Loan under the June 23, 2021 Credit Agreement are being amortized to interest expense using the effective interest method over its seven-year term. Debt issuance costs of $0.4 million associated with the Revolving Facility are being amortized to interest expense over its five-year term.

Initial Term Loan under May 12, 2017 Credit Agreement

On May 12, 2017, the Company entered into the May 12, 2017 Credit Agreement in connection with the acquisition of Exar Corporation. The May 12, 2017 Credit Agreement provided for an initial secured term B loan facility, or the “Initial Term Loan under the May 12, 2017 Credit Agreement,” in an aggregate principal amount of $425.0 million. The May 12, 2017 Credit Agreement permitted the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to $160.0 million, plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio and total leverage ratio tests. Incremental loans were subject to certain additional conditions, including obtaining additional commitments from the lenders then party to the credit agreement or new lenders.
Loans under the May 12, 2017 Credit Agreement bore interest, at the Company’s option, at a rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one- three- or six-month interest period, plus 1.0% or (ii) an adjusted LIBOR rate, subject to a floor of 0.75%, in each case, plus an applicable margin of 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. Commencing on September 30, 2017, the Initial Term Loan under the May 12, 2017 Credit Agreement amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the May 12, 2017 Credit Agreement, with the balance payable on the maturity date. The Initial Term Loan under the May 12, 2017 Credit Agreement had a term of seven years and was scheduled to mature on May 12, 2024, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan under the May 12, 2017 Credit Agreement was due.

The Company was required to make mandatory prepayments of the outstanding principal amount of term loans under the May 12, 2017 Credit Agreement with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company had the right to prepay its term loans under the May 12, 2017 Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months of the loan term. On June 23, 2021, the Company exercised its right to prepay the Initial Term Loan under the May 12, 2017 Credit Agreement and repaid the outstanding principal amount of the Initial Term Loan under the May 12, 2017 Credit Agreement, plus accrued and unpaid interest in full with the proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement.

Incremental Term Loan under May 12, 2017 Credit Agreement, As Amended

In connection with the acquisition of the Wi-Fi and Broadband assets business, on July 31, 2020, the Company entered into an incremental term loan agreement with certain lenders that amended the May 12, 2017 Credit Agreement and provided for a secured incremental term loan facility in an aggregate principal amount of $350.0 million (the “Incremental Term Loan”).

The Incremental Term Loan bore interest, at the Company’s option, at an Adjusted LIBOR plus a fixed applicable margin of 4.25% per annum or an Adjusted Base Rate plus a fixed applicable margin of 3.25% per annum.

Commencing on July 31, 2020, the Incremental Term Loan amortized in quarterly installments of principal equal to (i) 1.25% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the first through fourth full fiscal quarters of the Company after July 31, 2020, (ii) 2.50% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the fifth through eighth full fiscal quarters of the Company after July 31,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2020, and (iii) 3.75% of the original aggregate principal amount of the Incremental Term Loan on the last day of each of the ninth through the eleventh full fiscal quarters of the Company after July 31, 2020. The Incremental Term Loan had a term of three years and was scheduled to mature on July 31, 2023, at which time all outstanding principal and accrued and unpaid interest on the Incremental Term Loan was due. On June 23, 2021, the Company exercised its right to prepay the Incremental Term Loan and repaid the outstanding principal amount of the Incremental Term Loan, plus accrued and unpaid interest in full with the proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement.

In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its initial term loan for fixed interest payments bearing an interest rate of 1.74685% through the expiration of the swap in October 2020. The Company's outstanding initial term loan is still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap was designated as a cash flow hedge of a portion of floating rate interest payments on the initial term loan and effectively fixed the interest rate on a substantial portion of the Company’s long-term debt at approximately 4.25% until the expiration of the swap in October 2020. Accordingly, the Company applied cash flow hedge accounting to the interest rate swap and it was recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, were reported in other comprehensive income (loss) until expiration of the swap. The decrease in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three and six months ended June 30, 2020 was $0.1 million and $0.05 million.

9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At June 30, 2021, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2020. There have been no material changes to the terms of the Company’s equity incentive plans during the six months ended June 30, 2021.
As of June 30, 2021, the number of shares of common stock available for future issuance under the 2010 Plan was 15,584,343 shares. As of June 30, 2021, the number of shares of common stock available for future issuance under the ESPP was 4,183,884 shares.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2021, the Company issued 0.5 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2020 performance period. At June 30, 2021, the Company has an accrual of $19.3 million for bonus awards for employees for year-to-date achievement in the 2021 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of net revenue	$148	$126	$317	$274
Research and development	7,267	5,040	14,429	8,786
Selling, general and administrative	6,551	6,919	12,175	9,852
	$13,966	$12,085	$26,921	$18,912
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2021 was $98.9 million, and the weighted average period over which these equity awards are expected to vest is 2.81 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2021 was $24.7 million, and the weighted average period over which these equity awards are expected to vest is 1.41 years. The total unrecognized compensation cost related to unvested stock options as of June 30, 2021 was $0.7 million, and the weighted average period over which these equity awards are expected to vest is 1.02 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	5,832	$20.05
Granted	1,998	37.00
Vested	(1,651)	26.82
Canceled	(327)	23.26
Outstanding at June 30, 2021	5,852	$23.75
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
As of June 30, 2021, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	1,722	$13.97
Granted(1)	599	35.10
Vested	(311)	16.74
Canceled	—	11.67
Outstanding at June 30, 2021	2,010	$19.84
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2021 and 2020, there were 113,510 and 161,171 shares respectively, of common stock purchased under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2021	2020
Weighted-average grant date fair value per share	$10.85	$6.41
Risk-free interest rate	0.04%	0.15%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.51
Volatility	61.10%	93.25%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	797	$14.67
Exercised	(360)	11.79
Outstanding at June 30, 2021	437	$17.04	3.69	$11,119
Vested and expected to vest at June 30, 2021	437	$17.04	3.69	$11,119
Exercisable at June 30, 2021	346	$16.68	3.59	$8,933
No stock options were granted by the Company during the six months ended June 30, 2021.

The intrinsic value of stock options exercised was $6.7 million and $2.8 million in the three months ended June 30, 2021 and 2020, respectively. The intrinsic value of stock options exercised was $9 million and $3.2 million in the six months ended June 30, 2021 and 2020, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash received from exercise of stock options was $2.6 million and $2.2 million during the three months ended June 30, 2021 and 2020, respectively. Cash received from exercise of stock options was $3.9 million and $2.6 million during the six months ended June 30, 2021 and 2020, respectively.

The tax benefit from stock options exercised was $10.6 million and $2.9 million during the three months ended June 30, 2021 and 2020, respectively. The tax benefit from stock options exercised was $13.3 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively.
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
The Company recorded an income tax benefit of $8.0 million in the three months ended June 30, 2021 and an income tax benefit of $3.2 million in the three months ended June 30, 2020. The Company recorded an income tax benefit of $6.2 million in the six months ended June 30, 2021 and an income tax benefit of $9.9 million in the six months ended June 30, 2020.
The income tax benefit in the three and six months ended June 30, 2021 and 2020, each primarily relate to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.

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

During the six months ended June 30, 2021, the Company’s unrecognized tax benefits increased by $0.4 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2021 were approximately $0.4 million and $0.04 million, respectively.

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2021, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2017, 2016, and 2015, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax benefit in the six months ended June 30, 2021 and 2020.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Percentage of total net revenue
Customer A (direct)	15%	10%	15%	10%
Customer B (direct)	11%	*	12%	*
Customer C (distributor)	*	16%	*	17%
____________________________
*    Represents less than 10% of total net revenue for the respective period.

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	June 30,	December 31,
	2021	2020
Percentage of gross accounts receivable
Customer D (distributor)	*	13%
Customer B (direct)	14%	17%
Customer E (direct)	10%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Vendor A	38%	*	41%	*
Vendor B	24%	15%	22%	16%
Vendor C	10%	20%	10%	18%
Vendor D	*	18%	*	18%
Vendor E	*	16%	*	17%
* Represents less than 10% of the inventory purchases for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$169,088	82%	$54,095	83%	$340,248	82%	$105,480	83%
United States	8,027	4%	3,289	5%	18,327	4%	5,227	4%
Rest of world	28,261	14%	7,836	12%	56,160	14%	16,540	13%
Total	$205,376	100%	$65,220	100%	$414,735	100%	$127,247	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Percentage of total net revenue
Hong Kong	44%	42%	40%	46%
China	*	11%	11%	10%
Vietnam	14%	*	13%	*
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2021		2020
	Amount	% of total	Amount	% of total
United States	$379,309	69%	$403,071	72%
Singapore	127,327	23%	136,967	24%
Rest of world	42,107	8%	31,412	5%
Total	$548,743	100%	$571,450	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020(1)

Broadband	$112,765	$22,495	$236,955	$49,133
% of net revenue	55%	34%	57%	39%
Connectivity	31,292	6,573	58,741	12,189
% of net revenue	15%	10%	14%	9%
Infrastructure	29,369	19,237	58,161	36,779
% of net revenue	14%	30%	14%	29%
Industrial and multi-market	31,950	16,915	60,878	29,146
% of net revenue	16%	26%	15%	23%
Total net revenue	$205,376	$65,220	$414,735	$127,247
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
Revenues from sales through the Company’s distributors accounted for 45% and 64% of net revenue for the three months ended June 30, 2021 and 2020, respectively. Revenues from sales through the Company’s distributors accounted for 45% and 63% of net revenue for the six months ended June 30, 2021 and 2020, respectively.
Contract Liabilities
As of June 30, 2021, customer contract liabilities consisted primarily of advanced payments received for which performance obligations have not been completed of approximately $1.3 million. As of December 31, 2020, customer contract liabilities consisted of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.03 million. Revenue recognized in each of the three and six months ended June 30, 2021 and 2020 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three and six months ended June 30, 2021 and 2020.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2021 and December 31, 2020, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $54.7 million and $47.8 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2021 were $16.2 million and $2.8 million, respectively, and as of December 31, 2020 were $10.3 million and $2.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three and six months ended June 30, 2021 and 2020 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of June 30, 2021 and December 31, 2020, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $1.0 million and $0.6 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, there were no impairment losses recorded on customer accounts receivable.

13. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 3.3% and 4.0%, respectively, and the weighted average remaining lease term for operating leases was 4.6 years as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2021:

Operating Leases
(in thousands)
2021 (6 months)	$5,543
2022	8,840
2023	5,208
2024	4,079
2025	3,992
Thereafter	5,058
Total minimum payments	32,720
Less: imputed interest	(2,497)
Less: unrealized translation loss	5
Total lease liabilities	30,227
Less: short-term lease liabilities	(9,782)
Long-term lease liabilities	$20,445

Operating lease cost was $2.3 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively. Operating lease cost was $4.8 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-term lease costs for the three and six months ended June 30, 2021 and 2020 were not material. There were $5.2 million right-of-use assets obtained in exchange for new lease liabilities for the three and six months ended June 30, 2021. There were no right-of-use assets obtained in exchange for new lease liabilities for the three and six months ended June 30, 2020.
14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations

In connection with the July 31, 2020 acquisition of the Wi-Fi and Broadband assets business (Note 3), the Company assumed an obligation of $7.9 million of the Wi-Fi and Broadband assets business associated with certain defined benefit retirement plans, including a pension plan. As of June 30, 2021 and December 31, 2020, the defined benefit obligation was $6.3 million and $6.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2021, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2021 (6 months)	$152,060	$11,594	$163,654
2022	2,608	18,640	21,248
2023	—	10,121	10,121
2024	—	447	447
Total minimum payments	$154,668	$40,802	$195,470

Other obligations consist of contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $73.8 million to $195.5 million as of June 30, 2021, from $121.7 million as of December 31, 2020 primarily as a result of increased orders of inventory placed with our vendors during the period, partially offset by a decrease in software license obligations (Note 3).

Jointly Funded Research and Development

In the second quarter of 2021, the Company entered into a contract for a jointly funded research and development project to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other party under certain conditions, total funds received to date from the other party of $3.8 million has been recorded in other long-term liabilities. Additional amounts under the contract are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company currently expects to de-recognize the liability when the contingencies associated with the repayment conditions have been resolved.
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
During the three and six months ended June 30, 2021, the Company repurchased 119,900 and 194,900 shares, respectively, of its common stock at a weighted average price of $37.2083 and $36.5954 per share, respectively, at an aggregate value of approximately $4.5 million and $7.1 million, respectively, under the repurchase program. At June 30, 2021, the aggregate value of common stock repurchased under the program was approximately $7.1 million and approximately $92.9 million remained available for repurchase under the program.

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

In the six months ended June 30, 2021, revenues were $414.7 million. In the six months ended June 30, 2021, our net revenue was derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications, and in part from revenues attributable to our acquisition of the Wi-Fi and Broadband assets business. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 82% and 83% of net revenue during the three months ended June 30, 2021 and 2020, respectively, including 44% from products shipped to Hong Kong and 14% from products shipped to Vietnam during the three months ended June 30, 2021 and 42% from products shipped to Hong Kong and 11% from products shipped to mainland China during the three months ended June 30, 2020. Products shipped to Asia accounted for 82% and 83% of net revenue during the six months ended June 30, 2021 and 2020, respectively, including 40% from products shipped to Hong Kong, 11% from products shipped to mainland China, and 13% from products shipped to Vietnam during the six months ended June 30, 2021 and 46% from products shipped to Hong Kong and 10% from products shipped to mainland China during the six months ended June 30, 2020. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2021 and 2020 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2021, our top two customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 27% of our net revenue. In the six months ended June 30, 2021, our top two customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue, of which distributor customers accounted for 28% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19 and the Global Semiconductor Chip Shortage

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Massachusetts, Spain, India, Singapore, Taiwan, Canada,

France, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of June 30, 2021, some of our workforce has returned to the office at a reduced capacity adhering to local health authority guidelines and we are encouraging our employees to get COVID-19 vaccines as they become available. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer order push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products which may continue into 2022. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

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
Acquisition of Home Gateway Platform Division of Intel Corporation

On July 31, 2020, we completed our acquisition of the Home Gateway Platform Division, which we refer to as the Wi-Fi and Broadband assets business, pursuant to an Asset Purchase Agreement with Intel, dated April 5, 2020, and related agreements. We paid cash consideration of $150.0 million for the purchase of certain assets of the Wi-Fi and Broadband assets business, and assumed certain liabilities related to specified employment matters. The transaction was funded with a portion of the proceeds from a secured incremental term loan with an aggregate principal amount of $350.0 million (Note 8).
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

Stock Repurchase Program

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

Recent Developments

On June 23, 2021, the Company entered into a Credit Agreement (the “June 23, 2021 Credit Agreement”), by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2021, the Revolving Facility was undrawn. In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

For more information, please refer to Note 8 of our unaudited consolidated financial statements.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the Securities and Exchange Commission, or SEC, on February 11, 2021, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the six months ended June 30, 2021, and is also not expected to have a material impact on our financial position and results of operations for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for us beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our financial disclosures as of and for the six months ended June 30, 2021, and is also not expected to have a material impact on our financial disclosures for the year ending December 31, 2021.

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
Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of the charge-off of remaining unamortized debt discount and issuance cost on debt we repaid early with a majority of the proceeds from a new term loan.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of net revenue	45	50	46	50
Gross profit	55	50	54	50
Operating expenses:
Research and development	36	43	33	42
Selling, general and administrative	17	42	17	41
Impairment losses	—	—	—	—
Restructuring charges	—	—	1	—
Total operating expenses	54	85	51	84
Income (loss) from operations	1	(35)	3	(34)
Interest income	—	—	—	—
Interest expense	(2)	(3)	(2)	(4)
Loss on extinguishment of debt	(3)	—	(1)	—
Other income (expense), net	—	—	—	—
Total other income (expense), net	(5)	(3)	(3)	(3)
Loss before income taxes	(4)	(38)	—	(37)
Income tax benefit	(4)	(5)	(1)	(8)
Net income (loss)	—%	(33)%	1%	(29)%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$112,765	$22,495	$90,270	401%	$236,955	$49,133	$187,822	382%
% of net revenue	55%	34%			57%	39%
Connectivity	31,292	6,573	24,719	376%	58,741	12,189	46,552	382%
% of net revenue	15%	10%			14%	9%
Infrastructure	29,369	19,237	10,132	53%	58,161	36,779	21,382	58%
% of net revenue	14%	30%			14%	29%
Industrial and multi-market	31,950	16,915	15,035	89%	60,878	29,146	31,732	109%
% of net revenue	16%	26%			15%	23%
Total net revenue	$205,376	$65,220	$140,156	215%	$414,735	$127,247	$287,488	226%
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

Net revenue increased $140.2 million to $205.4 million for the three months ended June 30, 2021, as compared to $65.2 million for the three months ended June 30, 2020. The increase in broadband net revenue of $90.3 million was primarily the result of the contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in cable front-end and tuner shipments. The increase in connectivity revenue of $24.7 million was primarily driven by the contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition, further supplemented by an increase in MoCA and G.hn product shipments. The increase in industrial and multi-market revenue of $15.0 million was related to increased shipments of component products attributable to our Wi-Fi and Broadband assets business acquisition, further aided by an increase in shipments of high performance analog products in this category. The increase in infrastructure revenues of $10.1 million was primarily driven by an increase in wireless backhaul shipments and, to a lesser extent increased shipments of wireless access and high performance analog products in this category.

Net revenue increased $287.5 million to $414.7 million for the six months ended June 30, 2021, as compared to $127.2 million for the six months ended June 30, 2020. The increase in broadband net revenue of $187.8 million was primarily the result of contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in cable front-end shipments. The increase in connectivity revenue of $46.6 million was primarily driven by a partial-year contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition, further supplemented by an increase in MoCA and G.hn product shipments. The increase in industrial and multi-market revenue of $31.7 million was related to increased shipments of component products attributable to our Wi-Fi and Broadband assets business acquisition, further aided by an increase in shipments of high performance analog products in this category. The increase in infrastructure revenues of $21.4 million was primarily driven by an increase in wireless backhaul deployments and increased shipments of high performance analog products in this category.

We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic, as well as uncertainty in supply from the global semiconductor chip shortage, we may experience increased volatility in our sales and revenues.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$92,833	$32,477	$60,356	186%	$190,473	63,742	126,731	199%
% of net revenue	45%	50%			46%	50%
Gross profit	112,543	32,743	79,800	244%	224,262	63,505	160,757	253%
% of net revenue	55%	50%			54%	50%

Cost of net revenue increased $60.4 million to $92.8 million for the three months ended June 30, 2021, as compared to $32.5 million for the three months ended June 30, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the Wi-Fi and Broadband assets business. Gross profit percentage improved for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due primarily to improved absorption of amortization of intangible costs.

Cost of net revenue increased $126.7 million to $190.5 million for the six months ended June 30, 2021, as compared to $63.7 million for the six months ended June 30, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the Wi-Fi and Broadband assets business. Gross profit percentage improved for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due primarily to improved absorption of amortization of intangible costs.

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$74,416	$27,984	$46,432	166%	$137,582	$53,673	83,909	156%
% of net revenue	36%	43%			33%	42%

Research and development expense increased $46.4 million to $74.4 million for the three months ended June 30, 2021 from $28.0 million in the three months ended June 30, 2020. The increase was primarily due to our business acquisitions of the Wi-Fi and Broadband assets business on July 31, 2020 and NanoSemi on September 9, 2020, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses. There were increases in personnel-related expense of $29.4 million, of which $8.4 million is from performance-based bonus accruals and stock-based compensation expense, prototype expense of $5.5 million, outside services of $7.9 million which primarily includes consulting and computer aided design and engineering fees, depreciation expense of $1.7 million, and occupancy expenses of $1.4 million.

Research and development expense increased $83.9 million to $137.6 million for the six months ended June 30, 2021 from $53.7 million in the six months ended June 30, 2020. The increase was primarily due to our 2020 business acquisitions, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses. There were increases in personnel-related expense of $55.2 million, of which $14.7 million is from performance-based bonus accruals and stock-based compensation expense, outside services of $15.3 million which primarily includes acquisition transition service costs, consulting and computer aided design and engineering fees, prototype expense of $6.6 million, depreciation expense of $3.3 million, and occupancy expenses of $2.7 million.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$35,885	$27,470	$8,415	31%	$72,354	$52,102	$20,252	39%
% of net revenue	17%	42%			17%	41%

Selling, general and administrative expense increased $8.4 million to $35.9 million for the three months ended June 30, 2021, as compared to $27.5 million for the three months ended June 30, 2020. The increase was primarily due to our 2020 business acquisitions which resulted in added personnel, facilities, and related expenses as well as an increase in performance-based bonuses and stock-based compensation expenses. There were increases in personnel expense of $6.6 million, including $1.8 million from performance-based bonus accruals and stock-based compensation expenses, outside services of $1.8 million, occupancy expenses of $0.8 million, and depreciation expense of $0.7 million. These increases were partially offset by a decrease in professional fees of $1.9 million related to 2020 acquisitions.

Selling, general and administrative expense increased $20.3 million to $72.4 million for the six months ended June 30, 2021, as compared to $52.1 million for the six months ended June 30, 2020. The increase was primarily due to our 2020 business acquisitions, which resulted in added personnel, facilities, and related expenses as well as an increase in performance-based bonuses and stock-based compensation expenses. There were increases in personnel expense of $14.5 million, including $5.3 million from performance-based bonus accruals and stock-based compensation expenses, outside services of $3.6 million primarily consisting of acquisition transition service costs and consulting fees, occupancy expenses of $1.7 million, depreciation expense of $0.8 million, supplies and small tools expense of $0.7 million and amortization of intangibles of $0.6 million. These increases were partially offset by a decrease in professional fees of $1.8 million related to 2020 acquisitions.

We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$—	$86	$(86)	(100)%
% of net revenue	—%	—%			—%	—%
Impairment losses in the 2020 period related to abandonment of a license of intellectual property.
Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$38	$64	$(26)	(41)%	$2,204	$553	$1,651	299%
% of net revenue	—%	—%			1%	—%
Restructuring charges decreased $0.03 million to $0.04 million for the three months ended June 30, 2021, compared to $0.06 million for the three months ended June 30, 2020. Restructuring charges for the three months ended June 30, 2021 primarily consisted of $0.02 million in employee severance-related charges. Restructuring charges in the three months ended June 30, 2020 primarily consisted of employee separation expenses of approximately $0.05 million.
Restructuring charges increased $1.7 million to $2.2 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. Restructuring charges for the six months ended June 30, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements. Restructuring charges in the six months ended June 30, 2020 primarily consisted of lease restructuring charges of $0.3 million related to exiting certain redundant facilities and other charges of $0.2 million.
Loss on Extinguishment of Debt

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Loss on extinguishment of debt	$(5,221)	$—	$(5,221)	N/A	$(5,221)	$—	$(5,221)	N/A
% of net revenue	(3)%	—%			(1)%	—%
Loss on extinguishment of debt in the 2021 periods consists of the charge-off of remaining unamortized debt discount and issuance costs on debt we repaid early with proceeds from a new term loan in June 2021.
Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(4,260)	$(2,233)	$(2,027)	91%	$(8,570)	$(4,304)	$(4,266)	99%
% of net revenue	(2)%	(3)%			(2)%	(3)%
Interest and other income (expense), net changed by $2.0 million from a net expense of $2.2 million in the three months ended June 30, 2020 to a net expense of $4.3 million for the three months ended June 30, 2021. The change in interest and other income (expense), net was primarily due to the impact of a $1.6 million increase in interest expense on outstanding debt, mostly related to incremental term loan debt under the May 12, 2017 Credit Agreement which was primarily used to fund our acquisition of the Wi-Fi and Broadband assets business in July 2020. The remaining change included a $0.5 million change in other income (expense), net, from income of $0.08 million in the 2020 period to expense of $0.5 million primarily related to foreign currency fluctuations.
Interest and other income (expense), net changed by $4.3 million from a net expense of $4.3 million in the six months ended June 30, 2020 to a net expense of $8.6 million for the six months ended June 30, 2021. The change in interest and other income (expense), net was primarily due to the impact of a $3.3 million increase in interest expense on outstanding debt, mostly related to an incremental term loan debt under the credit agreement dated May 12, 2017, as amended, which was primarily used to fund our acquisition of the Wi-Fi and Broadband assets business in July 2020. The remaining change included a $0.7 million change in other income (expense), net, from income of $0.1 million in the 2020 period to expense of $0.6 million primarily related to foreign currency fluctuations.
Income Tax Benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(8,010)	$(3,201)	$(4,809)	150%	$(6,204)	$(9,937)	$3,733	(38)%
The income tax benefit for the three months ended June 30, 2021 was $8.0 million compared to an income tax benefit of $3.2 million for the three months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2021 was $6.2 million compared to an income tax benefit of $9.9 million for the six months ended June 30, 2020.
The income tax benefit for the six months ended June 30, 2021 and 2020 each primarily related to the mix of pre-tax income among jurisdictions, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
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
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $130.3 million, restricted cash of $1.1 million and net accounts receivable of $135.3 million. Additionally, as of June 30, 2021, our working capital was $166.3 million.

Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. In June 2021, the Company used a portion of funds from a new senior secured term B loan facility or the "Initial Term Loan under the June 23, 2021 Credit Agreement," in an aggregate principal amount of $350.0 million to repay in full all outstanding indebtedness under the May 12, 2017 Credit Agreement and related fees and expenses incurred. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes. The Company also entered into a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of June 30, 2021. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. In July 2020, we funded our $150.0 million acquisition of the Wi-Fi and Broadband assets business with a portion of the net proceeds of an $175.0 million incremental term loan, which we repaid in full in June 2021. In September 2020, we paid $10 million in cash to acquire NanoSemi and as of June 30, 2021, the NanoSemi stockholders have received $27.5 million of $35 million in deferred cash payments payable in 2021.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028.
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

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers, and through January 2021, from billings made on our behalf to customers for products sold by Intel under a transition services agreement. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. The June 23, 2021 Credit Agreement, under which we entered into a senior secured term B loan facility and a revolving credit facility, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of consolidated EBITDA, plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30,	December 31,
	2021	2020
	(in thousands)
Working capital	$166,319	$128,057
Cash and cash equivalents	$130,312	$148,901
Short-term restricted cash	107	115
Long-term restricted cash	1,015	1,018
Total cash, cash equivalents, and restricted cash	$131,434	$150,034

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$68,123	$15,908
Net cash used in investing activities	(50,922)	(4,949)
Net cash provided by (used in) financing activities	(35,088)	3,143
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(713)	210
Increase (decrease) in cash, cash equivalents and restricted cash	$(18,600)	$14,312
Cash Flows from Operating Activities
Net cash provided by operating activities was $68.1 million for the six months ended June 30, 2021. Net cash provided by operating activities consisted of positive impact of net income of $4.5 million and non-cash items of $80.0 million, offset by the negative impact of $6.3 million in changes in operating assets and liabilities and excess tax benefits and deferred income taxes totaling $10.1 million. Non-cash items included in net income for the six months ended June 30, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $44.3 million, stock-based compensation of $26.9 million, loss on extinguishment of debt of $5.2 million, and amortization of debt issuance costs and discounts of $2.1 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $50.9 million for the six months ended June 30, 2021 and consisted of $27.5 million in payments of purchase price that were previously deferred from our 2020 acquisition of NanoSemi, $17.3 million in purchases of property and equipment, $5.0 million in purchases of long-term investments, and $1.1 million in purchases of intangible assets.
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2020 and consisted primarily of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $35.1 million for the six months ended June 30, 2021. Net cash used in financing activities consisted primarily of $369.8 million in repayments of debt, $10.1 million in minimum tax withholding paid on behalf of employees for restricted stock units, $7.1 million in common stock repurchases, $4.1 million in debt issuance costs, partially offset by cash inflows from net proceeds from the issuance of debt of $350.0 million and from issuance of common stock upon exercise of stock options of $6.1 million.

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2020. Net cash provided by financing activities consisted primarily of cash inflows from net proceeds from issuance of common stock upon exercise of stock options of $4.6 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $1.5 million.

We believe that our $130.3 million of cash and cash equivalents at June 30, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of June 30, 2021, our indebtedness totaled $350.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the care of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2021, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

As of June 30, 2021, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$350,000	$1,750	$7,000	$7,000	$334,250
Operating lease obligations	32,720	5,543	14,048	8,071	5,058
Inventory purchase obligations	154,668	152,060	2,608	—	—
Other obligations	40,802	11,594	28,761	447	—
Total	$578,190	$170,947	$52,417	$15,518	$339,308

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at June 30, 2021 included $5.7 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $56.0 million to $578.2 million as of June 30, 2021, from $522.2 million as of December 31, 2020. The increase was primarily due to increased orders of inventory placed with our vendors and with Intel under the transition services agreement during the period.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates would result in a change to translation gain in accumulated other comprehensive income of approximately $0.7 million.
Interest Rate Risk

We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10%, or 1000 basis points, during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense.

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
Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 31, 2020, we completed the acquisition of the Wi-Fi and Broadband assets business and on September 9, 2020, we acquired NanoSemi, and we are completing the integration of these businesses into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently expect to realize material synergies as a result of our acquisitions of the Home Gateway Platform Division of Intel Corporation, or Intel, which we refer to as the Wi-Fi and Broadband assets business, and NanoSemi, Inc., or NanoSemi, and as a result, we currently believe that the acquisitions will, in aggregate, be accretive to our free cash-flow and non-GAAP earnings per share, excluding upfront non-recurring charges and amortization of purchased intangible assets. The expectations and guidance we have provided with respect to the potential financial impact of the acquisitions are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for the acquired businesses and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for the products of the acquired businesses in particular. Assumptions that could affect currently anticipated results relate to numerous matters, including (without limitation) the following:
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
•our ability to maintain, develop, and deepen relationships with customers of the acquired businesses; and
•other financial and strategic risks of the acquisitions, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays, the credit risk associated from the debt facilities described below, and continued uncertainty arising from the COVID-19 pandemic.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of the acquired businesses, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisitions in the amounts that we currently anticipate; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of the acquired businesses specifically. We believe the continuing pandemic enhances certain of these risks and presents additional uncertainty in our ability to achieve the financial and strategic objectives of the acquisitions. Any failure to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
In June 2021, we incurred approximately $350.0 million of secured term loan indebtedness, the proceeds of which we used to repay the remaining outstanding principal on $175.0 million of incremental secured term loan indebtedness which we had used in part to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business in July 2020 and the remaining outstanding principal on $425.0 million of secured term loan indebtedness which we had used to fund a previous acquisition. As of June 30, 2021, our aggregate indebtedness was $350.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

As of June 30, 2021, our aggregate indebtedness was $350.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of June 30, 2021. The credit agreement also permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of consolidated EBITDA, plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.

The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest at either an Adjusted LIBOR plus a fixed applicable margin of 2.25% or an Adjusted Base Rate plus a fixed applicable margin of 1.25%, at our option. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable on June 23, 2028. The Company is subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the revolving facility, and any outstanding loans under the revolving facility will bear interest at either an Adjusted LIBOR plus a margin of 1.00% to 1.75% or an Adjusted Base Rate plus a margin of 0% to 0.75%. The Company’s obligations under the June 23, 2021 Credit Agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors.

We had previously carried long term debt on our balance sheet from two acquisitions. We have repaid all of the total principal of debt from the prior acquisitions and have financed the remainder of our operations principally through working capital generated from operations as well as sales and issuances of our equity securities. MaxLinear previously financed the acquisition of the Wi-Fi and Broadband assets business in July 2020 with a portion of proceeds from a secured incremental term loan facility in an aggregate principal amount of approximately $175.0 million and the acquisition of Exar in part with a secured initial term loan facility in an aggregate principal amount of approximately $425.0 million.

Our material incremental indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, the revolving credit facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.5 to 1, which temporarily increases to 3.75 to 1 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The initial secured term loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

Specifically, our indebtedness has important consequences to investors in our common stock, including the following:
•we are subject to substantial variable interest rate risk because our interest rate under Initial Term Loan under the June 23, 2021 Credit Agreement varies based on a fixed margin of 2.25% per annum over an adjusted LIBOR rate or 1.25% per annum over an adjusted base rate and our interest rate for any outstanding principal under the revolving credit facility varies based a margin of 0% to 0.75% over adjusted base rate or a margin of 1.00% to 1.75% over an adjusted LIBOR rate, and we are also subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the revolving facility. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service our indebtedness;
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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of June 30, 2021, our balance sheet reflected goodwill of $302.8 million and other intangible assets of $175.0 million. Consequently, we could recognize material impairment charges in the future.
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

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The

COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of June 30, 2021, some of our workforce have returned to the office at reduced capacity adhering to local health authority guidelines and we are encouraging our employees to get COVID-19 vaccines as they become available. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results, which may continue into 2022. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Maxim Integrated Products, Inc. (which entered into a definitive agreement to be acquired by Analog Devices), Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
In the six months ended June 30, 2021, our top two customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 70% of our net revenue, of which distributor customers accounted for 28% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
For the six months ended June 30, 2021 and 2020, revenue directly attributable to broadband (previously connected home) applications accounted for approximately 57% and 39% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the six months ended June 30, 2021 and 2020, our research and development expense was $137.6 million and $53.7 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $127.2 million in the six months ended June 30, 2020 to $414.7 million in the six months ended June 30, 2021 due to the results of the acquired businesses and market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those from our acquisition of the Wi-Fi and Broadband assets business. The COVID-19 pandemic could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the six months ended June 30, 2021. In addition, as of June 30, 2021, approximately 72% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster or public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations. We also are subject to risks associated with international political conflicts involving the U.S. and potentially other governments. In recent years, diplomatic and trade relationships between the U.S. government and China have been frayed. Events in Hong Kong have also prompted other governments such as that of the United Kingdom to reconsider its trade and business relationships with China and with certain Chinese companies. Difficulties in these relationships have in a number of cases required us to take actions adverse to our business to comply with governmental restrictions on business and trade with China. In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations, or EAR, to add such entities to the Restricted Entity List for acting contrary to the national security or foreign policy interests of the United States. In September 2020, we further ceased business operations that were prohibited with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Restricted Entity List. We are required to obtain special licenses to conduct business with Restricted Entities, and in 2021 the BIS continues to add entities which may be potential customers on the Restricted Entity List. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE and certain other entities, we did have increasing sales to Huawei in the prior year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 45% and 63% of our net revenue in the six months ended June 30, 2021 and 2020, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
•acquisitions may not be accretive and may cause dilution to our earnings per share;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2021, we had approximately 76.5 million shares of common stock outstanding.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at June 30, 2021. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of the Wi-Fi and Broadband assets business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $3.2 million as of June 30, 2021 based on current projections and plan assets. We have never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2021
February 23, 2021 through February 28, 2021	—	$—	—	$100,000,000
March 1, 2021 through March 31, 2021	75,000	$35.62	75,000	$97,328,822
April 1, 2021 through April 30, 2021	27,000	$37.66	27,000	$96,311,889
May 1, 2021 through May 31, 2021	50,900	$35.48	50,900	$94,506,043
June 1, 2021 through June 30, 2021	42,000	$39.01	42,000	$92,867,547
Total	194,900		194,900
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
10.1
Credit Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

10.2
Security Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Incremental Amendment No. 1, dated as of July 31, 2020, by and among MaxLinear, the guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as administrative agent, and MUFG as collateral agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2021)

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

MAXLINEAR, INC.

(Registrant)

Date:	July 28, 2021	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)