Form 10-Q
period 2021-09-30
MAXLINEAR INC
filed 2021-10-27
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 20, 2021, the registrant had 76,734,936 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$169,424	$148,901
Short-term restricted cash	107	115
Accounts receivable, net	106,867	67,442
Inventory	127,347	97,839
Prepaid expenses and other current assets	14,535	47,421
Total current assets	418,280	361,718
Long-term restricted cash	1,023	1,018
Property and equipment, net	53,022	39,470
Leased right-of-use assets	23,668	21,886
Intangible assets, net	163,894	207,266
Goodwill	302,828	302,828
Deferred tax assets	84,660	86,065
Other long-term assets	6,519	2,191
Total assets	$1,053,894	$1,022,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,635	$32,751
Accrued price protection liability	49,411	47,766
Accrued expenses and other current liabilities	70,866	105,842
Accrued compensation	47,362	47,302
Current portion of long-term debt	—	—
Total current liabilities	231,274	233,661
Long-term lease liabilities	21,400	20,862
Long-term debt	326,027	363,592
Other long-term liabilities	17,650	13,210
Total liabilities	596,351	631,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 76,735 shares issued and outstanding at September 30, 2021 and 74,536 shares issued and outstanding December 31, 2020	8	7
Additional paid-in capital	655,620	602,064
Accumulated other comprehensive income	511	1,435
Accumulated deficit	(198,596)	(212,389)
Total stockholders’ equity	457,543	391,117
Total liabilities and stockholders’ equity	$1,053,894	$1,022,442

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$229,774	$156,633	$644,509	$283,880
Cost of net revenue	99,981	90,427	290,454	154,169
Gross profit	129,793	66,206	354,055	129,711
Operating expenses:
Research and development	67,538	55,816	205,120	109,489
Selling, general and administrative	38,469	41,685	110,823	93,787
Impairment losses	—	—	—	86
Restructuring charges	—	3,280	2,204	3,833
Total operating expenses	106,007	100,781	318,147	207,195
Income (loss) from operations	23,786	(34,575)	35,908	(77,484)
Interest income	28	27	46	283
Interest expense	(2,649)	(3,569)	(10,596)	(8,228)
Loss on extinguishment of debt	—	—	(5,221)	—
Other income (expense), net	(105)	(719)	(746)	(620)
Total other income (expense), net	(2,726)	(4,261)	(16,517)	(8,565)
Income (loss) before income taxes	21,060	(38,836)	19,391	(86,049)
Income tax provision (benefit)	11,802	(2,191)	5,598	(12,128)
Net income (loss)	$9,258	$(36,645)	$13,793	$(73,921)
Net income (loss) per share:
Basic	$0.12	$(0.50)	$0.18	$(1.02)
Diluted	$0.12	$(0.50)	$0.17	$(1.02)
Shares used to compute net income (loss) per share:
Basic	76,582	73,402	75,795	72,729
Diluted	79,815	73,402	79,048	72,729

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$9,258	$(36,645)	$13,793	$(73,921)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $196 and $427 for the three and nine months ended September 30, 2021, respectively, and net of tax expense of zero and $23 for the three and nine months ended September 30, 2020, respectively	(292)	700	(924)	415
Unrealized gain on interest rate swap, net of tax expense of $17 and $6 for the three and nine months ended September 30, 2020, respectively	—	60	—	22
Other comprehensive income (loss)	(292)	760	(924)	437
Total comprehensive income (loss)	$8,966	$(35,885)	$12,869	$(73,484)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2021
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	74,536	$7	$602,064	$1,435	$(212,389)	$391,117
Common stock issued pursuant to equity awards, net	917	1	16,565	—	—	16,566
Repurchase of common stock	(75)	—	(2,673)	—	—	(2,673)
Stock-based compensation	—	—	12,955	—	—	12,955
Other comprehensive loss	—	—	—	(989)	—	(989)
Net income	—	—	—	—	3,802	3,802
Balance at March 31, 2021	75,378	8	628,911	446	(208,587)	420,778
Common stock issued pursuant to equity awards, net	1,098	—	(338)	—	—	(338)
Repurchase of common stock	(120)	—	(4,464)			(4,464)
Employee stock purchase plan	113	—	2,635	—	—	2,635
Stock-based compensation	—	—	13,966	—	—	13,966
Other comprehensive income	—	—	—	357	—	357
Net income	—	—	—	—	733	733
Balance at June 30, 2021	76,469	8	640,710	803	(207,854)	433,667
Common stock issued pursuant to equity awards, net	290	—	(104)	—	—	(104)
Repurchase of common stock	(24)	—	(1,008)	—	—	(1,008)
Stock-based compensation	—	—	16,022	—	—	16,022
Other comprehensive loss	—	—	—	(292)	—	(292)
Net income	—	—	—	—	9,258	9,258
Balance at September 30, 2021	76,735	$8	$655,620	$511	$(198,596)	$457,543
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$13,793	$(73,921)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	67,439	53,819
Impairment losses	—	86
Inventory fair value adjustments	—	14,445
Amortization of debt issuance costs and accretion of discounts	2,584	1,386
Stock-based compensation	42,943	33,057
Deferred income taxes	1,405	(5,253)
Loss on disposal of property and equipment	533	—
Impairment of leasehold improvements	226	319
Impairment of leased right-of-use assets	429	1,508
Loss on extinguishment of debt	5,221	—
Loss on foreign currency	384	375
Excess tax benefits on stock-based awards	(5,369)	(530)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39,425)	(54,592)
Inventory	(29,440)	(20,180)
Prepaid expenses and other assets	33,487	(34,357)
Leased right-of-use assets	72	405
Accounts payable, accrued expenses and other current liabilities	35,054	67,193
Accrued compensation	23,849	23,121
Accrued price protection liability	1,636	5,439
Lease liabilities	(7,070)	(4,275)
Other long-term liabilities	4,449	(8,721)
Net cash provided by (used in) operating activities	152,200	(676)
Investing Activities
Purchases of property and equipment	(26,934)	(10,132)
Purchases of intangible assets	(6,616)	(388)
Cash used in acquisitions, net of cash acquired	(35,000)	(160,000)
Purchases of long-term investments	(5,000)	—
Net cash used in investing activities	(73,550)	(170,520)
Financing Activities
Proceeds from the issuance of debt	350,000	175,000
Payment of debt issuance cost	(4,144)	(2,696)
Repayment of debt	(389,813)	—
Net proceeds from issuance of common stock	6,286	5,270
Minimum tax withholding paid on behalf of employees for restricted stock units	(11,081)	(2,892)
Repurchase of common stock	(8,145)	—
Net cash provided by (used in) financing activities	(56,897)	174,682
Effect of exchange rate changes on cash and cash equivalents	(1,233)	139
Increase in cash, cash equivalents and restricted cash	20,520	3,625
Cash, cash equivalents and restricted cash at beginning of period	150,034	93,117
Cash, cash equivalents and restricted cash at end of period	$170,554	$96,742

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,798	$7,067
Cash paid for income taxes	$2,894	$2,003

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$23,554	$2,857
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 11, 2021, or the Annual Report. Interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
Use of Estimates and Significant Risks and Uncertainties
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.
Last year, the Company’s revenues were impacted by the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced some negative impact to its revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19 including supply constraints as well as customer requests to temporarily delay shipments. Although the Company has benefited from increased demand for certain of our products from the work-from-home environment in the second half of 2020 and the first three quarters of 2021, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results which may continue into 2023. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also believes that its $170.6 million of cash and cash equivalents at September 30, 2021 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 and the global semiconductor chip shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 27, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for the Company beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the nine months ended September 30, 2021, and is also not expected to have a material impact on the Company’s financial position and results of operations as of and for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for the Company beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s financial disclosures as of and for the nine months ended September 30, 2021, and is also not expected to have a material impact on the Company’s financial disclosures for the year ending December 31, 2021.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$9,258	$(36,645)	$13,793	$(73,921)
Denominator:
Weighted average common shares outstanding—basic	76,582	73,402	75,795	72,729
Dilutive common stock equivalents	3,233	—	3,253	—
Weighted average common shares outstanding—diluted	79,815	73,402	79,048	72,729
Net income (loss) per share:
Basic	$0.12	$(0.50)	$0.18	$(1.02)
Diluted	$0.12	$(0.50)	$0.17	$(1.02)
For the three and nine months ended September 30, 2021 and 2020, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 0.08 million and 0.07 million for the 2021 periods, respectively, and 3.5 million and 3.1 million for the 2020 periods, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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
The acquired assets and assumed liabilities, together with the employees who joined the Company and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and rehired employees into the Company’s existing business.

The Asset Purchase Agreement also contains customary representations, warranties and covenants, including indemnification provisions set forth therein. Pursuant to the Purchase Agreement, Intel has retained, and will be obligated to indemnify MaxLinear for, certain liabilities, including but not limited to those relating to the Home Gateway Platform Division for pre-closing taxes and specified employment matters, and MaxLinear has assumed, and will indemnify Intel for, certain liabilities, including but not limited to those relating to the Home Gateway Platform Division and the Transferred Assets for certain pre-closing and post-closing actions, events and periods (including certain product-related liabilities for products sold prior to the Closing for up to a $25.0 million cap), and specified employment matters. The Company believes it does not have a material indemnification obligation as of September 30, 2021; however, if the Company were required to make payments in satisfaction of these indemnification obligations related to breaches of representations and warranties of certain fundamental obligations which have not yet expired, it could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In connection with the transaction, the Company and Intel have entered into as of the closing certain other ancillary agreements, including (i) an intellectual property matters agreement, pursuant to which Intel granted to the Company a license to certain intellectual property rights for use by the Company in connection with the acquired assets and the Company granted back to Intel a license to the intellectual property rights in the acquired assets, (ii) a supply agreement, pursuant to which Intel manufactures and fabricates certain products for the Company that are part of the acquired assets, (iii) an ethernet network controller services agreement, pursuant to which the Company provides Intel with certain development services with respect to certain Intel ethernet network controller products, (iv) a transition services agreement, pursuant to which Intel provided certain services on a transitional basis for up to a 12-month period after the closing, the scope of which included services relating to real estate and facilities, information technology, and supply chain, procurement, sales operations, and engineering support, and (v) a side letter regarding the delayed transfer of certain inventory. Pursuant to the delayed inventory side letter, the Company had control and economic benefits of the inventory, but transfer of the title and possession of the inventory was delayed until the last day that Intel provided services under the transition services agreement in January 2021.
Acquisition Consideration

The following table summarizes the fair value of purchase price consideration to acquire the Wi-Fi and Broadband assets business (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$150,000

Purchase Price Allocation

The following is the final allocation of purchase price as of the July 31, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

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
Acquisition of NanoSemi, Inc.
On September 9, 2020, the Company completed its acquisition of NanoSemi, Inc. or NanoSemi, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with NanoSemi, dated September 9, 2020. The initial closing transaction consideration consisted of $10.0 million in cash and 804,163 shares of MaxLinear’s common stock. In addition, in the nine months ended September 30, 2021, the NanoSemi stockholders received $35.0 million in cash payments that were deferred as of the acquisition date, and certain NanoSemi stockholders may also receive up to an additional $35.0 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, MaxLinear agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of MaxLinear common stock they received in the acquisition.
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
Purchase Price Allocation
The following is the final allocation of purchase price as of the September 9, 2020 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition (in thousands):

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
Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the Wi-Fi and Broadband assets business and NanoSemi, and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment, and the portions of the purchase consideration for NanoSemi that were initially deferred and were subsequently paid to NanoSemi stockholders in the nine months ended September 30, 2021, as described above. Certain NanoSemi stockholders that are employees were not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration were accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the Wi-Fi and Broadband assets business and NanoSemi with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of December 31, 2020 and the final purchase price allocations reflected as of September 30, 2021.
The fair value of the identified intangible assets acquired from the Wi-Fi and Broadband assets business and NanoSemi was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology began amortization immediately upon the closing of the transaction and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.

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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Employee separation expenses	$—	$1,523	$1,273	$1,620
Lease related charges	—	1,723	608	1,998
Other	—	34	323	215
	$—	$3,280	$2,204	$3,833
Lease related charges for the nine months ended September 30, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.
Lease related charges for the three and nine months ended September 30, 2020 included the impairment of leased right-of-use assets of $1.5 million related to a reduction in expected cash inflows from subleases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2021. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2020	$3,274	$720	$3	$3,997
Restructuring charges	1,273	608	323	2,204
Cash payments	(1,833)	(265)	(25)	(2,123)
Reimbursement from Intel	(2,711)	—	—	(2,711)
Non-cash charges and adjustments	(3)	(553)	(301)	(857)
Liability as of September 30, 2021	—	510	—	510
Less: current portion as of September 30, 2021	—	(334)	—	(334)
Long-term portion as of September 30, 2021	$—	$176	$—	$176

As of September 30, 2021, the remaining lease related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.
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

During the three and nine months ended September 30, 2021, there were no changes in the carrying value of goodwill.

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and nine months ended September 30, 2021 and 2020, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2021			December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.4	$11,485	$(2,065)	$9,420	$4,869	$(2,006)	$2,863
Developed technology	7.0	304,061	(178,485)	125,576	304,061	(146,252)	157,809
Trademarks and trade names	6.2	14,800	(10,620)	4,180	14,800	(8,818)	5,982
Customer relationships	4.6	128,800	(111,647)	17,153	128,800	(96,047)	32,753
Backlog	2.4	1,300	(935)	365	1,300	(641)	659
	6.2	$460,446	$(303,752)	$156,694	$453,830	$(253,764)	$200,066

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of net revenue	$10,761	$9,910	$32,288	$27,093
Research and development	1	2	3	4
Selling, general and administrative	5,812	6,056	17,697	17,328
	$16,574	$15,968	$49,988	$44,425

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$200,066	$187,971
Acquisitions (Note 3)	—	81,100
Additions	6,616	388
Amortization	(49,988)	(44,425)
Impairment losses	—	(86)
Ending balance	$156,694	$224,948
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, no impairment losses related to finite-lived intangible assets were recognized. During the nine months ended September 30, 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0.1 million.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2021:

Amount
(in thousands)
2021 (3 months)	$16,810
2022	49,014
2023	37,462
2024	22,045
2025	11,947
Thereafter	19,416
Total	$156,694
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consisted entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to indefinite-lived intangible assets:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$7,200	$—
Acquisitions (Note 3)	—	7,200
Ending balance	$7,200	$7,200

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and nine months ended September 30, 2021 and 2020, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$169,424	$148,901
Short-term restricted cash	107	115
Long-term restricted cash	1,023	1,018
Total cash, cash equivalents and restricted cash	$170,554	$150,034
As of September 30, 2021 and December 31, 2020, cash and cash equivalents included money market funds of approximately $20.4 million. As of September 30, 2021 and December 31, 2020, the Company has restricted cash of approximately $1.1 million. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Work-in-process	$63,436	$35,852
Finished goods	63,911	61,987
	$127,347	$97,839
Prepaid and other current assets consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$9,986	$7,674
Other receivables	—	32,762
Other current assets	4,549	6,985
	$14,535	$47,421

As of December 31, 2020, other receivables of $32.8 million consisted of amounts due from Intel of $28.4 million for amounts collected on the Company’s behalf from customers on sales of the Company’s products under the transition services agreement and of $4.4 million for reimbursement of certain severance-related costs pursuant to the Asset Purchase Agreement (Note 3).
Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2021	December 31, 2020
		(in thousands)
Furniture and fixtures	5	$3,855	$2,524
Machinery and equipment	3-5	59,759	55,456
Masks and production equipment	2-5	28,336	19,205
Software	3	8,569	7,194
Leasehold improvements	1-5	30,126	16,871
Construction in progress	N/A	2,045	8,050
		132,690	109,300
Less: accumulated depreciation and amortization		(79,668)	(69,830)
		$53,022	$39,470

Depreciation expense for the three and nine months ended September 30, 2021 was $4.7 million and $12.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $3.6 million and $6.9 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Included in other long-term assets is an investment in a privately held entity of $5.0 million as of September 30, 2021. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investment as a financial instrument. Given that there is not a readily determinable fair value, the Company is electing to measure such investment at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$47,766	$12,557
Charged as a reduction of revenue	60,488	17,358
Reversal of unclaimed rebates	—	(159)
Payments	(58,843)	(11,722)
Ending balance	$49,411	$18,034
Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Deferred purchase price payments	$—	$34,484
Payables under transition services agreement	—	17,420
Accrued technology license payments	5,011	5,821
Accrued professional fees	3,880	2,620
Accrued engineering and production costs	12,641	3,448
Accrued restructuring	634	3,628
Accrued royalty	1,478	1,965
Short-term lease liabilities	9,071	8,144
Accrued customer credits	1,284	1,135
Income tax liability	5,500	1,193
Customer contract liabilities	1,023	29
Accrued obligations to customers for price adjustments	21,458	10,277
Accrued obligations to customers for stock rotation rights	3,108	2,036
Other	5,778	13,642
	$70,866	$105,842
As of December 31, 2020, payables under transition services agreement of $17.4 million consisted of amounts due to Intel of approximately $9.1 million for purchases of inventory and $8.3 million for other operating expenses incurred under the transition services agreement.
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2020	$263	$1,172	$1,435
Other comprehensive income (loss) before reclassifications, net of tax	(924)	—	(924)
Balance at September 30, 2021	$(661)	$1,172	$511

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt and Interest Rate Swap

Debt

The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$330,000	$—
Initial term loan under May 12, 2017 credit agreement	—	212,000
Incremental term loan under May 12, 2017 credit agreement, as amended	—	157,812
Total principal balance	330,000	369,812
Less:
Unamortized debt discount	(840)	(1,767)
Unamortized debt issuance costs	(3,133)	(4,453)
Net carrying amount of long-term debt	326,027	363,592
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$326,027	$363,592
As of September 30, 2021 and December 31, 2020, the weighted average effective interest rate on aggregate debt was approximately 3.1% and 4.4%, respectively.

During each of the three months ended September 30, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.5 million, respectively, to interest expense. During each of the nine months ended September 30, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $1.2 million and $1.0 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of September 30, 2021 and December 31, 2020 was $330.7 million and $376.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2021, aggregate future payments of principal are as follows:

Amount
(in thousands)
2021 (3 months)	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	330,000
Total principal payments due	330,000
Less: current portion	—
Long-term debt principal, non-current portion	$330,000
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2021, the Revolving Facility was undrawn.

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

The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of September 30, 2021, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, in the nine months ended September 30, 2021, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its initial term loan for fixed interest payments bearing an interest rate of 1.74685% through the expiration of the swap in October 2020. The Company’s then outstanding initial term loan was still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap was designated as a cash flow hedge of a portion of floating rate interest payments on the initial term loan and effectively fixed the interest rate on a substantial portion of the Company’s then outstanding long-term debt at approximately 4.25% until the expiration of the swap in October 2020. Accordingly, the Company applied cash flow hedge accounting to the interest rate swap and it was recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, were reported in other comprehensive income (loss) until expiration of the swap. The increase in fair value related to the interest rate swap liability included in other comprehensive income (loss) for the three and nine months ended September 30, 2020 was $0.1 million and $0.03 million.

9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At September 30, 2021, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2020. There have been no material changes to the terms of the Company’s equity incentive plans during the nine months ended September 30, 2021.
As of September 30, 2021, the number of shares of common stock available for future issuance under the 2010 Plan was 15,303,672 shares. As of September 30, 2021, the number of shares of common stock available for future issuance under the ESPP was 4,183,884 shares.
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the New York Stock Exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2021, the Company issued 0.5 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2020 performance period. At September 30, 2021, the Company has an accrual of $28.8 million for bonus awards for employees for year-to-date achievement in the 2021 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of net revenue	$151	$143	$468	$417
Research and development	7,692	6,056	22,121	14,842
Selling, general and administrative	8,179	7,350	20,354	17,202
Restructuring expense	—	596	—	596
	$16,022	$14,145	$42,943	$33,057
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2021 was $91.3 million, and the weighted average period over which these equity awards are expected to vest is 2.62 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2021 was $19.9 million, and the weighted average period over which these equity awards are expected to vest is 1.16 years. The total unrecognized compensation cost related to unvested stock options as of September 30, 2021 was $0.5 million, and the weighted average period over which these equity awards are expected to vest is 0.76 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	5,832	$20.05
Granted	2,115	37.66
Vested	(1,951)	26.48
Canceled	(567)	23.86
Outstanding at September 30, 2021	5,429	$24.20
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
As of September 30, 2021, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	1,722	$13.97
Granted(1)	599	35.10
Vested	(311)	16.74
Canceled	(5)	35.72
Outstanding at September 30, 2021	2,005	$19.80
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2021, there were 113,510 shares of common stock purchased under the ESPP at a weighted average price of $23.21. During the nine months ended September 30, 2020, there were 161,171 shares of common stock purchased under the ESPP at a weighted average price of $13.29.
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	797	$14.67
Exercised	(370)	12.00
Outstanding at September 30, 2021	427	$16.97	3.50	$13,799
Vested and expected to vest at September 30, 2021	427	$16.97	3.49	$13,799
Exercisable at September 30, 2021	358	$16.69	3.43	$11,646
No stock options were granted by the Company during the nine months ended September 30, 2021.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The intrinsic value of stock options exercised was $0.2 million and $0.2 million in the three months ended September 30, 2021 and 2020, respectively. The intrinsic value of stock options exercised was $9.2 million and $3.4 million in the nine months ended September 30, 2021 and 2020, respectively.

Cash received from exercise of stock options was $0.2 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively. Cash received from exercise of stock options was $4.0 million and $3.3 million during the nine months ended September 30, 2021 and 2020, respectively.

The tax benefit from stock options exercised was $10.0 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. The tax benefit from stock options exercised was $23.4 million and $3.6 million during the nine months ended September 30, 2021 and 2020, respectively.
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
The Company recorded an income tax provision of $11.8 million in the three months ended September 30, 2021 and an income tax benefit of $2.2 million in the three months ended September 30, 2020. The Company recorded an income tax provision of $5.6 million in the nine months ended September 30, 2021 and an income tax benefit of $12.1 million in the nine months ended September 30, 2020.

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended September 30, 2021, respectively, resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a tax on global intangible low-taxed income (“GILTI”), non-deductible foreign stock-based compensation, partially offset by a benefit related to release of uncertain tax positions under ASC 740-10.

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended September 30, 2020, respectively, resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a benefit related to release of uncertain tax positions under ASC 740-10, and excess tax benefits related to stock-based compensation.

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

During the nine months ended September 30, 2021, the Company’s unrecognized tax benefits increased by $0.6 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2021 were approximately $0.4 million and $0.04 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2021, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2017, 2016, and 2015, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Primarily because of the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax provision (benefit) in the nine months ended September 30, 2021 and 2020.

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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Percentage of total net revenue
Customer A (direct)	17%	19%	16%	15%
Customer B (direct)	*	11%	10%	*
Customer C (distributor)	*	*	*	11%
Customer D (distributor)	10%	*	*	*

____________________________
*    Represents less than 10% of total net revenue for the respective period.

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	September 30,	December 31,
	2021	2020
Percentage of gross accounts receivable
Customer B (direct)	—%	17%
Customer D (distributor)	11%	*
Customer E (direct)	10%	*
Customer F (distributor)	*	13%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vendor A	44%	42%	44%	27%
Vendor B	19%	18%	20%	17%
Vendor C	11%	*	11%	11%
Vendor D	*	*	*	12%
* Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$191,874	83%	$128,566	82%	$532,122	83%	$234,046	82%
United States	8,971	4%	4,750	3%	27,298	4%	9,976	4%
Rest of world	28,929	13%	23,317	15%	85,089	13%	39,858	14%
Total	$229,774	100%	$156,633	100%	$644,509	100%	$283,880	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Percentage of total net revenue
Hong Kong	40%	44%	40%	45%
China	12%	21%	11%	16%
Vietnam	11%	*	12%	*
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2021		2020
	Amount	% of total	Amount	% of total
United States	$376,870	69%	$403,071	72%
Singapore	123,645	23%	136,967	24%
Rest of world	42,897	8%	31,412	5%
Total	$543,412	100%	$571,450	100%

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020(1)

Broadband	$126,106	$82,036	$363,061	$131,169
% of net revenue	55%	52%	56%	46%
Connectivity	37,931	24,124	96,672	36,313
% of net revenue	16%	15%	15%	13%
Infrastructure	29,224	21,527	87,385	58,306
% of net revenue	13%	14%	14%	21%
Industrial and multi-market	36,513	28,946	97,391	58,092
% of net revenue	16%	19%	15%	20%
Total net revenue	$229,774	$156,633	$644,509	$283,880
_______________
(1) The Company’s net revenue by market categories were revised during the fourth quarter of 2020 to align with changing end-market conditions, the Company’s current business priorities, as well as spending requirements and growth opportunities in the four categories. The broadband category includes the Company’s prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. The Company’s connectivity category includes primarily its MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business. The 2020 amounts have been retroactively adjusted above to reflect the change in market categories.
Revenues from sales through the Company’s distributors accounted for 47% and 46% of net revenue for the three months ended September 30, 2021 and 2020, respectively. Revenues from sales through the Company’s distributors accounted for 46% and 54% of net revenue for the nine months ended September 30, 2021 and 2020, respectively.
Contract Liabilities
As of September 30, 2021, customer contract liabilities consisted primarily of advanced payments received for which performance obligations have not been completed of approximately $1.0 million. As of December 31, 2020, customer contract liabilities consisted of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.03 million. Revenue recognized in each of the three and nine months ended September 30, 2021 and 2020 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three and nine months ended September 30, 2021 and 2020.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2021 and December 31, 2020, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $49.4 million and $47.8 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2021 were $21.5 million and $3.1 million, respectively, and as of December 31, 2020 were $10.3 million and $2.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three and nine months ended September 30, 2021 and 2020 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of September 30, 2021 and December 31, 2020, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $1.1 million and $0.6 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, there were no impairment losses recorded on customer accounts receivable.

13. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 3.7% and 4.0%, respectively, and the weighted average remaining lease term for operating leases was 4.5 years as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2021:

Operating Leases
(in thousands)
2021 (3 months)	$2,813
2022	9,512
2023	5,926
2024	4,761
2025	4,391
Thereafter	5,507
Total minimum payments	32,910
Less: imputed interest	(2,439)
Total lease liabilities	30,471
Less: short-term lease liabilities	(9,071)
Long-term lease liabilities	$21,400

Operating lease cost was $2.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. Operating lease cost was $7.1 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-term lease costs for the three and nine months ended September 30, 2021 and 2020 were not material. There were $2.7 million and $8.0 million right-of-use assets obtained in exchange for new lease liabilities for the three and nine months ended September 30, 2021, respectively. There were $5.2 million right-of-use assets obtained in exchange for new lease liabilities for each of the three and nine months ended September 30, 2020.
14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations

In connection with the July 31, 2020 acquisition of the Wi-Fi and Broadband assets business (Note 3), the Company assumed an obligation of $7.9 million of the Wi-Fi and Broadband assets business associated with certain defined benefit retirement plans, including a pension plan. As of September 30, 2021 and December 31, 2020, the defined benefit obligation was $6.3 million and $6.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and were recorded to research and development expenses in the consolidated statements of operations. Net periodic benefit costs were $0.1 million for each of the three and nine months ended September 30, 2020, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2021, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2021 (3 months)	$124,347	$8,566	$132,913
2022	25,962	22,851	48,813
2023	—	11,997	11,997
2024	—	535	535
Total minimum payments	$150,309	$43,949	$194,258

Other obligations consist of contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $72.5 million to $194.3 million as of September 30, 2021, from $121.7 million as of December 31, 2020 primarily as a result of increased orders of inventory placed with our vendors during the period, partially offset by a decrease in software license obligations.

Jointly Funded Research and Development

In 2021, the Company entered into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, total funds received to date from the other parties of $3.8 million have been recorded in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company currently expects to de-recognize the liabilities when the contingencies associated with the repayment conditions have been resolved.
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
During the three and nine months ended September 30, 2021, the Company repurchased 24,200 and 219,100 shares, respectively, of its common stock at a weighted average price of $41.6746 and $37.1564 per share, respectively, at an aggregate value of approximately $1.0 million and $8.1 million, respectively, under the repurchase program. At September 30, 2021, the aggregate value of common stock repurchased under the program was approximately $8.1 million and approximately $91.9 million remained available for repurchase under the program.

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

In the nine months ended September 30, 2021, revenues were $644.5 million. In the nine months ended September 30, 2021, our net revenue was derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications, and in part from revenues attributable to our acquisition of the Wi-Fi and Broadband assets business. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 83% and 82% of net revenue during the three months ended September 30, 2021 and 2020, respectively, including 40% from products shipped to Hong Kong, 12% from products shipped to mainland China, and 11% from products shipped to Vietnam during the three months ended September 30, 2021 and 44% from products shipped to Hong Kong and 21% from products shipped to mainland China during the three months ended September 30, 2020. Products shipped to Asia accounted for 83% and 82% of net revenue during the nine months ended September 30, 2021 and 2020, respectively, including 40% from products shipped to Hong Kong, 12% from products shipped to Vietnam, and 11% from products shipped to mainland China during the nine months ended September 30, 2021 and 45% from products shipped to Hong Kong and 16% from products shipped to mainland China during the nine months ended September 30, 2020. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2021 and 2020 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2021, our top two customers accounted for 27% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers accounted for 26% of our net revenue. In the nine months ended September 30, 2021, our top two customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers accounted for 27% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop integrated circuits for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the industrial and wired and wireless infrastructure markets, a design-in can have a product life cycle of 24 to 60 months and beyond.

Impact of COVID-19 and the Global Semiconductor Chip Shortage

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The

COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Massachusetts, Spain, India, Singapore, Taiwan, Canada, France, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of September 30, 2021, much of our workforce has received COVID-19 vaccinations and subsequently, most of our employees have returned to the office at full or reduced capacity adhering to local health authority guidelines in the jurisdictions in which we operate. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described above, as well as certain customer order push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products which may continue into 2023. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
Acquisition of NanoSemi, Inc.
On September 9, 2020, we completed our acquisition of NanoSemi pursuant to the Merger Agreement. The initial closing transaction consideration consisted of $10 million in cash and 804,163 shares of our common stock. In addition, the NanoSemi stockholders received $35 million in deferred cash payments in 2021, and certain NanoSemi stockholders may also receive up to an additional $35 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, we agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of our common stock they received in the acquisition.

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

Debt

On June 23, 2021, the Company entered into a Credit Agreement (the “June 23, 2021 Credit Agreement”), by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2021, the Revolving Facility was undrawn. In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the Securities and Exchange Commission, or SEC, on February 11, 2021, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the nine months ended September 30, 2021, and is also not expected to have a material impact on our financial position and results of operations for the year ending December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for us beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our financial disclosures as of and for the nine months ended September 30, 2021, and is also not expected to have a material impact on our financial disclosures for the year ending December 31, 2021.

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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of net revenue	44	58	45	54
Gross profit	56	42	55	46
Operating expenses:
Research and development	29	36	32	39
Selling, general and administrative	17	27	17	33
Impairment losses	—	—	—	—
Restructuring charges	—	2	—	1
Total operating expenses	46	64	49	73
Income (loss) from operations	10	(22)	6	(27)
Interest income	—	—	—	—
Interest expense	(1)	(3)	(2)	(3)
Loss on extinguishment of debt	—	—	(1)	—
Other income (expense), net	—	—	—	—
Total other income (expense), net	(1)	(3)	(3)	(3)
Income (loss) before income taxes	9	(25)	3	(30)
Income tax provision (benefit)	5	(1)	1	(4)
Net income (loss)	4%	(23)%	2%	(26)%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020(1)	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$126,106	$82,036	$44,070	54%	$363,061	$131,169	$231,892	177%
% of net revenue	55%	52%			56%	46%
Connectivity	37,931	24,124	13,807	57%	96,672	36,313	60,359	166%
% of net revenue	16%	15%			15%	13%
Infrastructure	29,224	21,527	7,697	36%	87,385	58,306	29,079	50%
% of net revenue	13%	14%			14%	21%
Industrial and multi-market	36,513	28,946	7,567	26%	97,391	58,092	39,299	68%
% of net revenue	16%	19%			15%	20%
Total net revenue	$229,774	$156,633	$73,141	47%	$644,509	$283,880	$360,629	127%
_______________
(1) Our net revenues by market categories were revised in the fourth quarter of 2020 to align with changing end-market conditions, our current business priorities, as well as spending requirements and growth opportunities in the four categories. The broadband category includes our prior connected home category plus the SoC business from the Wi-Fi and Broadband assets business, but excludes wired connectivity. The infrastructure category remains unchanged. Industrial and multi-market includes the previously reported revenue plus component revenues from the Wi-Fi and Broadband assets business. Our connectivity category includes primarily our MoCA/G.hn products and Wi-Fi and Ethernet revenues from the Wi-Fi and Broadband assets business. The 2020 amounts have been retroactively adjusted above to reflect the change in market categories.

Net revenue increased $73.1 million to $229.8 million for the three months ended September 30, 2021, as compared to $156.6 million for the three months ended September 30, 2020. The increase in broadband net revenue of $44.1 million was primarily the result of the contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in tuner and satellite shipments. The increase in connectivity revenue of $13.8 million was primarily driven by the contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition and an increase in MoCA and G.hn product shipments. The increase in infrastructure revenues of $7.7 million was primarily driven by an increase in high-performance analog and wireless access product shipments and, to a lesser extent, increased shipments of G.hn and MoCA last-mile Access products in this category. The increase in industrial and multi-market revenue of $7.6 million was related to increased shipments of high-performance analog products as well as component products attributable to our Wi-Fi and Broadband assets business acquisition.

Net revenue increased $360.6 million to $644.5 million for the nine months ended September 30, 2021, as compared to $283.9 million for the nine months ended September 30, 2020. The increase in broadband net revenue of $231.9 million was primarily the result of contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 and, to a lesser extent, improvements in cable front-end and tuner shipments. The increase in connectivity revenue of $60.4 million was primarily driven by a partial-year contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition, further supplemented by an increase in MoCA and G.hn product shipments. The increase in industrial and multi-market revenue of $39.3 million was related to increased shipments of component products attributable to our Wi-Fi and Broadband assets business acquisition, further aided by an increase in shipments of high-performance analog products in this category. The increase in infrastructure revenues of $29.1 million was primarily driven by an increase in shipments of high-performance analog, wireless backhaul and wireless access deployments and to a lesser extent, increased MoCA and G.hn last-mile Access product shipments in this category.

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
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$99,981	$90,427	$9,554	11%	$290,454	154,169	136,285	88%
% of net revenue	44%	58%			45%	54%
Gross profit	129,793	66,206	63,587	96%	354,055	129,711	224,344	173%
% of net revenue	56%	42%			55%	46%

Cost of net revenue increased $9.6 million to $100.0 million for the three months ended September 30, 2021, as compared to $90.4 million for the three months ended September 30, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020, partially offset by a reduction in acquisition-related amortization of inventory fair value adjustments. Gross profit percentage improved for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due primarily to a reduction in acquisition-related amortization of inventory fair value adjustments and improved absorption of amortization of intangible costs.

Cost of net revenue increased $136.3 million to $290.5 million for the nine months ended September 30, 2021, as compared to $154.2 million for the nine months ended September 30, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the Wi-Fi and Broadband assets business. Gross profit percentage improved for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due primarily to a reduction in acquisition-related amortization of inventory fair value adjustments and improved absorption of amortization of intangible costs.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$67,538	$55,816	$11,722	21%	$205,120	$109,489	$95,631	87%
% of net revenue	29%	36%			32%	39%

Research and development expense increased $11.7 million to $67.5 million for the three months ended September 30, 2021 from $55.8 million in the three months ended September 30, 2020. The increase was primarily due to our business acquisitions of the Wi-Fi and Broadband assets business on July 31, 2020 and NanoSemi on September 9, 2020, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses. There were increases in personnel-related expense of $7.4 million, of which $2.1 million is from performance-based bonus accruals and stock-based compensation expense, outside services of $2.4 million which primarily includes computer aided design expense, occupancy expenses of $1.1 million, and depreciation expense of $0.8 million.

Research and development expense increased $95.6 million to $205.1 million for the nine months ended September 30, 2021 from $109.5 million in the nine months ended September 30, 2020. The increase was primarily due to our 2020 business acquisitions, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses. There were increases in personnel-related expense of $62.6 million, of which $16.8 million is from performance-based bonus accruals and stock-based compensation expense, outside services of $17.7 million which primarily includes consulting and computer aided design expense of $7.9 million and consulting expense of $7.8 million, prototype expense of $6.4 million, depreciation expense of $4.1 million, occupancy expenses of $3.8 million and miscellaneous small tools and equipment expenses totaling $0.9 million.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$38,469	$41,685	$(3,216)	(8)%	$110,823	$93,787	$17,036	18%
% of net revenue	17%	27%			17%	33%

Selling, general and administrative expense decreased $3.2 million to $38.5 million for the three months ended September 30, 2021, as compared to $41.7 million for the three months ended September 30, 2020. The decrease was primarily due to impacts from our 2020 business acquisitions, including a decrease in acquisition transaction and integration expenses of $7.6 million, partially offset by increases in personnel-related expense of $3.2 million due to incremental headcount, occupancy expense of $0.4 million, and other professional fees of $0.4 million.

Selling, general and administrative expense increased $17.0 million to $110.8 million for the nine months ended September 30, 2021, as compared to $93.8 million for the nine months ended September 30, 2020. The increase was primarily due impacts from our 2020 business acquisitions, which resulted in added personnel, facilities, and related expenses as well as an increase in performance-based bonuses and stock-based compensation expenses. There were increases in personnel expense of $17.8 million, including $6.2 million from performance-based bonus accruals and stock-based compensation expenses, outside services of $3.9 million primarily consisting of acquisition transition service costs and consulting fees, occupancy expenses of $2.1 million, small tools expense of $0.8 million, and depreciation expense of $0.7 million. These increases were partially offset by a decrease in acquisition transaction and integration expenses of $9.0 million.

We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$—	$86	$(86)	(100)%
% of net revenue	—%	—%			—%	—%
Impairment losses in the nine months ended September 30, 2020 related to abandonment of a license of intellectual property.
Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$—	$3,280	$(3,280)	(100)%	$2,204	$3,833	$(1,629)	(42)%
% of net revenue	—%	2%			—%	1%
Restructuring charges decreased $3.3 million to $0 for the three months ended September 30, 2021, compared to $3.3 million for the three months ended September 30, 2020. Restructuring charges in the three months ended September 30, 2020 primarily consisted of $1.7 million of lease-related charges, which included impairment of leased right-of-use assets of $1.5 million related to a reduction in expected cash inflows from subleases, and $1.5 million in employee severance-related charges.
Restructuring charges decreased $1.6 million to $2.2 million for the nine months ended September 30, 2021, compared to $3.8 million for the nine months ended September 30, 2020. Restructuring charges for the nine months ended September 30, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements. Restructuring charges in the nine months ended September 30, 2020 primarily consisted of $2.0 million of lease-related charges, which included impairment of leased right-of-use assets of $1.5 million as described above, and $1.6 million in employee severance-related charges.
Loss on Extinguishment of Debt

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Loss on extinguishment of debt	$—	$—	$—	N/A	$(5,221)	$—	$(5,221)	N/A
% of net revenue	—%	—%			(1)%	—%
Loss on extinguishment of debt in the nine months ended September 30, 2021 consists of the charge-off of remaining unamortized debt discount and issuance costs on debt we repaid early with proceeds from a new term loan in June 2021.
Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,726)	$(4,261)	$1,535	(36)%	$(11,296)	$(8,565)	$(2,731)	32%
% of net revenue	(1)%	(3)%			(2)%	(3)%
Interest and other income (expense), net changed by $1.5 million from a net expense of $4.3 million in the three months ended September 30, 2020 to a net expense of $2.7 million for the three months ended September 30, 2021. The change in interest and other income (expense), net was primarily due to the impact of a $0.9 million decrease in interest expense on outstanding debt, mostly related to a lower average balance of term loan debt outstanding. The remaining change included a $0.6 million decrease in other income (expense), net, from income of $0.7 million in the 2020 period to expense of $0.1 million primarily related to foreign currency fluctuations.
Interest and other income (expense), net changed by $2.7 million from a net expense of $8.6 million in the nine months ended September 30, 2020 to a net expense of $11.3 million for the nine months ended September 30, 2021. The change in interest and other income (expense), net was primarily due to the impact of a $2.4 million increase in interest expense on outstanding debt, mostly related to a higher average balance of term loan debt outstanding.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$11,802	$(2,191)	$13,993	(639)%	$5,598	$(12,128)	$17,726	(146)%
The income tax provision for the three months ended September 30, 2021 was $11.8 million compared to an income tax benefit of $2.2 million for the three months ended September 30, 2020. The income tax provision for the nine months ended September 30, 2021 was $5.6 million compared to an income tax benefit of $12.1 million for the nine months ended September 30, 2020.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three and nine months ended September 30, 2021, respectively, resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a tax on global intangible low-taxed income (“GILTI”), non-deductible foreign stock-based compensation, partially offset by a benefit related to release of uncertain tax positions under ASC 740-10.

The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three and nine months ended September 30, 2020, respectively, resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a benefit related to release of uncertain tax positions under ASC 740-10, and excess tax benefits related to stock-based compensation.
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $169.4 million, restricted cash of $1.1 million and net accounts receivable of $106.9 million. Additionally, as of September 30, 2021, our working capital was $187.0 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. In June 2021, the Company used a portion of funds from a new senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million to repay in full all outstanding indebtedness under the May 12, 2017 Credit Agreement and related fees and expenses incurred. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes. The Company also entered into a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of September 30, 2021. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. In July 2020, we funded our $150.0 million acquisition of the Wi-Fi and Broadband assets business with a portion of the net proceeds of an $175.0 million incremental term loan, which we repaid in full in June 2021. In September 2020, we paid $10.0 million in cash to acquire NanoSemi and in the nine months ended September 30, 2021, we paid an aggregate of $35.0 million in additional cash payments to stockholders of NanoSemi, which were previously deferred.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028.
Heightened volatility, global semiconductor chip shortages, and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 and the global semiconductor chip shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, inventory fair value adjustments, stock-based compensation, loss on extinguishment of debt and impairment of leased right-of-use assets and related leasehold improvements. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from debt and issuance of common stock and cash used to pay down outstanding debt or repurchase common stock is included in financing activities in our consolidated statements of cash flows.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30,	December 31,
	2021	2020
	(in thousands)
Working capital	$187,006	$128,057
Cash and cash equivalents	$169,424	$148,901
Short-term restricted cash	107	115
Long-term restricted cash	1,023	1,018
Total cash, cash equivalents, and restricted cash	$170,554	$150,034

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$152,200	$(676)
Net cash used in investing activities	(73,550)	(170,520)
Net cash provided by (used in) financing activities	(56,897)	174,682
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,233)	139
Increase in cash, cash equivalents and restricted cash	$20,520	$3,625
Cash Flows from Operating Activities
Net cash provided by operating activities was $152.2 million for the nine months ended September 30, 2021. Net cash provided by operating activities consisted of positive impact of net income of $13.8 million, non-cash items of $119.8 million, and changes in operating assets and liabilities of $22.6 million, partially offset by excess tax benefits and deferred income taxes totaling $4.0 million. Non-cash items included in net income for the nine months ended September 30, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $67.4 million, stock-based compensation of $42.9 million, loss on extinguishment of debt of $5.2 million, and amortization of debt issuance costs and discounts of $2.6 million.
Net cash used in operating activities was $0.7 million for the nine months ended September 30, 2020. Net cash used in operating activities consisted of the negative impact of net loss of $73.9 million, $26.0 million in changes in operating assets and liabilities, and deferred income taxes and excess tax benefits totaling $5.8 million, partially offset by positive impact from $105.0 million in non-cash items. Non-cash items included in net loss for the nine months ended September 30, 2020 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $53.8 million, stock-based compensation of $33.1 million, and inventory fair value adjustments of $14.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $73.6 million for the nine months ended September 30, 2021 and consisted of $35.0 million in payments of purchase price that were previously deferred from our 2020 acquisition of NanoSemi, $26.9 million in purchases of property and equipment, $6.6 million in purchases of intangible assets, and $5.0 million in purchases of long-term investments in a private entity.
Net cash used in investing activities was $170.5 million for the nine months ended September 30, 2020 and consisted primarily of $160.0 million in cash used in the acquisitions, comprising $150.0 million for the WiFi and Broadband assets business and $10.0 million in initial cash for NanoSemi, and $10.1 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities was $56.9 million for the nine months ended September 30, 2021. Net cash used in financing activities consisted primarily of $389.8 million in repayments of debt, $11.1 million in minimum tax withholding paid on behalf of employees for restricted stock units, $8.1 million in common stock repurchases, $4.1 million in debt issuance costs, partially offset by cash inflows from net proceeds from the issuance of debt of $350.0 million and from issuance of common stock upon exercise of stock options of $6.3 million.
Net cash provided by financing activities was $174.7 million for the nine months ended September 30, 2020. Net cash provided by financing activities consisted primarily of $175.0 million in proceeds from borrowings under an incremental term loan we entered into in July 2020 in part in connection with the acquisition of the WiFi and Broadband assets business, and cash inflows from net proceeds from issuance of common stock upon exercise of stock options of $5.3 million, partially offset by payments of debt issuance costs of $2.7 million and minimum tax withholding paid on behalf of employees for restricted stock units of $2.9 million.

We believe that our $169.4 million of cash and cash equivalents at September 30, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of September 30, 2021, our indebtedness totaled $330.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the care of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2021, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

As of September 30, 2021, future minimum payments under long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations were as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$330,000	$—	$—	$—	$330,000
Operating lease obligations	32,910	2,813	15,438	9,152	5,507
Inventory purchase obligations	150,309	124,347	25,962	—	—
Other obligations	43,949	8,566	34,848	535	—
Total	$557,168	$135,726	$76,248	$9,687	$335,507

Other obligations consist of contractual payments due for software licenses.

Our consolidated balance sheet at September 30, 2021 included $5.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our contractual obligations including long-term debt, leases, inventory purchase obligations and other obligations, increased by $35.0 million to $557.2 million as of September 30, 2021, from $522.2 million as of December 31, 2020. The increase was primarily due to increased orders of inventory placed with our vendors and with Intel under the supply agreement during the period.
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
Interest Rate Risk

We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10% during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On July 31, 2020, we completed the acquisition of the Wi-Fi and Broadband assets business and on September 9, 2020, we acquired NanoSemi, and we have completed the integration of these businesses into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted stay-at-home or shelter-in-place orders. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of September 30, 2021, much of our workforce has received COVID-19 vaccinations and subsequently, most of our employees have returned to the office at full or reduced capacity adhering to local health authority guidelines. While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including supply constraints described above, as well as certain customer push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results, which may continue into 2023. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
•Governmental closures beyond our control;
•Reduced ability to accurately predict our future revenue and budget future expenses;

•Inefficiencies, delays and additional costs in design win, product development, production and fulfillment which may be exacerbated by measures against the spread of COVID-19;
•Accounts receivable collection issues should any of our limited and significant customers experience liquidity concerns;
•Material impacts to the value of our common stock, which may result in impairment of our goodwill;
•Material impairment of our assets, if recoverability thereof becomes a concern;
•Decreased availability of capital or access thereto in the United States and from other jurisdictions in which we operate; and
•Increased data security risks from remote working arrangements of our customers and vendors.
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
We sell our products throughout the world. Products shipped to Asia accounted for 83% of our net revenue in the nine months ended September 30, 2021. In addition, as of September 30, 2021, approximately 72% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Analog Devices, Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
In the nine months ended September 30, 2021, our top two customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers accounted for 27% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
For the nine months ended September 30, 2021 and 2020, revenue directly attributable to broadband (previously connected home) applications accounted for approximately 56% and 46% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the nine months ended September 30,

2021 and 2020, our research and development expense was $205.1 million and $109.5 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $283.9 million in the nine months ended September 30, 2020 to $644.5 million in the nine months ended September 30, 2021 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those from our acquisition of the Wi-Fi and Broadband assets business. The COVID-19 pandemic could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Despite a relatively short-term positive pricing environment, average selling prices of our products could decrease rapidly, which would have a material adverse effect on our revenue and gross margins.
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future, despite a relatively short-term positive pricing environment. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had an adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, under certain of our agreements with key distributors, we provide protection for reductions in selling prices of the distributors’ inventory, which could have a significant adverse effect on our operating results if the selling prices for those products fell dramatically.
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
In June 2021, we incurred approximately $350.0 million of secured term loan indebtedness, the proceeds of which we used to repay the remaining outstanding principal on $175.0 million of incremental secured term loan indebtedness which we had used in part to fund our $150.0 million acquisition of the Wi-Fi and Broadband assets business in July 2020 and the remaining outstanding principal on $425.0 million of secured term loan indebtedness which we had used to fund a previous acquisition. As of September 30, 2021, our aggregate indebtedness was $330.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

As of September 30, 2021, our aggregate indebtedness was $330.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of September 30, 2021. The credit agreement also permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of consolidated EBITDA, plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.

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

Our material indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, the revolving credit facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.5 to 1, which temporarily increases to 3.75 to 1 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The initial secured term loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
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
We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years. Foundries and other third-parties we rely upon are currently experiencing bottlenecks caused by a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S., resulting in a global semiconductor chip shortage impacting our industry. We also use third-party contractors for all of our assembly and test operations.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 46% and 54% of our net revenue in the nine months ended September 30, 2021 and 2020, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, currently we do not have long-term supply contracts with any other third-party vendors, including but, not limited to Global Foundries, SMIC, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. In the nine months ended September 30, 2021, we used a portion of cash assets to make $35 million in previously deferred payments to acquire NanoSemi. We may also, in the future, use a portion of our assets to acquire other complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents and resources for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may continue to be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2021, we had approximately 76.7 million shares of common stock outstanding.
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
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
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
We have recorded goodwill and other intangible assets in connection with business acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of September 30, 2021, our balance sheet reflected goodwill of $302.8 million and other intangible assets of $163.9 million. Consequently, we could recognize material impairment charges in the future.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. Based upon our review of all positive and negative evidence, we concluded that a full valuation allowance should continue to be recorded against our state and certain federal and foreign net deferred tax assets at September 30, 2021. On a periodic basis we evaluate our deferred tax assets for realizability. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of the Wi-Fi and Broadband assets business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $3.2 million as of September 30, 2021 based on current projections and plan assets. We have never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2021
February 23, 2021 through February 28, 2021	—	$—	—	$100,000,000
March 1, 2021 through March 31, 2021	75,000	$35.62	75,000	$97,328,822
April 1, 2021 through April 30, 2021	27,000	$37.66	27,000	$96,311,889
May 1, 2021 through May 31, 2021	50,900	$35.48	50,900	$94,506,043
June 1, 2021 through June 30, 2021	42,000	$39.01	42,000	$92,867,547
July 1, 2021 through July 31, 2021	24,200	$41.67	24,200	$91,859,022
August 1, 2021 through August 31, 2021	—	$—	—	$91,859,022
September 1, 2021 through September 30, 2021	—	$—	—	$91,859,022
Total	219,100		219,100
______________________
(1) On February 24, 2021, the Company publicly announced that its board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice.
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

MAXLINEAR, INC.

(Registrant)

Date:	October 27, 2021	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)