Form 10-K
period 2021-12-31
MAXLINEAR INC
filed 2022-02-02
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
Commission file number: 001-34666
MaxLinear Inc.
(Exact name of Registrant as specified in its charter)

Delaware			14-1896129
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5966 La Place Court, Suite 100,	Carlsbad	California	92008
(Address of principal executive offices)			(Zip Code)
(760) 692-0711
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	MXL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.0 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 26, 2022, the registrant had 76,784,973 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K. We do not assume any obligation to update any forward-looking statements except as required by law.
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
Overview
We are a provider of communications systems-on-chip, or SoC, solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die using standard digital complementary metal oxide semiconductor, or CMOS, processes and conventional packaging technologies. We believe this approach enables our solutions to achieve superior power, performance and cost relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include cable Data Over Cable Service Interface Specifications, or DOCSIS, fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
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
•The proliferation of on-demand Over-The-Top, or OTT, video services such as Netflix and Amazon Prime;
•Rapid growth in data center and cloud-based services such as Amazon Web Services, Google Search and Apps, and AI/machine learning;
•The “remote economy” accelerated by the COVID-19 pandemic, the shift to work-from-home, and increasing dependence on video conferencing services such as Zoom;
•The proliferation of “Internet of Things”, or IoT, including internet-connected appliances within the home, manufacturing industries, and enterprises; and
•The advent and growth of broadband 4G/5G wireless mobile internet connectivity.
We expect a strong trend of continuous upgrade of network bandwidth and latency (i.e. the delay between sender and receiver) in order to keep pace with the exponential growth of network data traffic generated by the above activities. For example, cloud-based services increasingly require stringent low latency and extremely high-speed network connections between servers and storage within a data center. Also, IoT devices are generating an increasing amount of internet traffic and require low network latency. These IoT devices include smart speakers, smart lighting and other smart appliances in the connected home; commercial air-conditioning; video surveillance equipment; manufacturing machinery; and point-of-sale asset tracking systems. The reduction of speed and latency bottlenecks throughout networks is heavily reliant on wide spectrum or broadband, high-frequency circuits, and digital signal processing algorithms that can improve spectrum utilization efficiency. These trends are key drivers across many of our target end-markets:
•Connected Home: Competing cable, fiber and other broadband video and data service providers are offering consumers bundled video, voice, and broadband data access and whole-home internet connectivity. These home data gateway modems or access devices are required to simultaneously receive, demodulate, and decode multiple signals, which are spread across several channels of frequency bandwidth over a wide frequency range and propagate on coaxial cable, copper, optical fiber or airwaves. Further, each gateway distributes content throughout the home using a broadband communication transceiver and network processor SoC based on Wi-Fi, Ethernet, Multimedia over Coax, or MoCA, and other wireline home data connectivity standards. As a result, the number of transceivers required in each home, whether for wireless or broadband wireline access and distribution, is greatly increased. For example, cable multiple-system operators, or MSOs, have ramped up deployments of multi-gigabit DOCSIS 3.1 home equipment and services, which “bond” multiple channels of frequency bands on a coaxial cable, to provide a higher aggregate “sum-of-the-channels” bandwidth to home subscribers. For example, within the home, Wi-Fi 6 uses wider bandwidth channels and channel-bonding, as well as more sophisticated means of wireless spectrum sharing by users, to provide seamless whole-home coverage.
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
•5G Wireless Infrastructure: Expensive, finite, fractured and non-contiguous 5G wireless spectrum is being utilized more efficiently by aggregating or bonding multiple non-contiguous channels of spectrum with highly complex radio transceivers in a wireless base-station radio unit. These complex radio transceivers can also be configured in large antenna arrays to direct wireless signals more efficiently to specific users, also known as Massive Multiple-Input Multiple Output beamforming, or MMIMO. Beamforming vastly improves coverage (range), maximizes data rates (bandwidth), and creates spectral efficiency (data rate per unit spectrum). Densification, or increasing the number of wireless base-stations per unit area, also improves network capacity and coverage. In turn, the wireless and optical backhaul transport networks required to connect the higher number of base-station cells must have greater data capacity. As a result, microwave wireless backhaul and fronthaul transport links are migrating to millimeter wave operating frequencies where the availability of spectrum improves data capacity by more than tenfold. Implementing 5G access and transport functionality within base-stations requires radio transceivers that can process larger radio spectrum bandwidths; have expanded radio frequency range; compensate for signal distortion from high-power amplifiers; support beamforming in large antenna arrays; and have the ability to transport high speed data to and from the network, all in a low-cost, power-efficient design.

•Industrial & Multi-Market: Increasingly, in the industrial world, manufacturing equipment and appliances are connected to each other and to the cloud to better optimize utilization, improve power consumption, and plant management. Legacy equipment and new installations need to communicate with each other via newer and older connectivity protocol standards. This, in turn creates growth opportunities for interface products, and interface bridge products supporting multiple protocols. We believe our interface product portfolio, which consists of serial interface, universal serial bus, or USB, universal asynchronous receiver transmitter, or UARTS, peripheral interconnect express, or PCIe, devices, data converters and power management integrated chips, or PMICs, addresses a broad and growing servable market across communications, industrial and multiple other end markets.
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
The key challenges of capturing and processing high quality broadband communications signals include:
•Receiving single or multiple RF/digital communications signals spanning multiple frequency bands over a wide spectrum: Many of the advanced high-data-rate applications require the simultaneous RF reception of multiple channels or frequency bands in order to first aggregate, and then subsequently demodulate, the data signal, which is spread over discrete disparate frequency bands. Likewise, data transmission is achieved by disaggregating the user’s data signal and transmitting it over multiple available frequency bands spanning a wide frequency spectrum. For example, in the cable modem and broadband gateway markets, it is necessary to support the simultaneous reception of multiple channels of high-definition video, voice, and data applications in many system designs. OEMs meet these stringent requirements via multiple narrow- or wide-band RF receivers, each of which is dedicated to the reception of a single frequency band. An alternate, but highly challenging, approach involves Full Spectrum Capture, or FSCTM ,receiver SoCs, which can receive and digitize the entire available RF frequency spectrum in the transmission medium. They can then select and aggregate the relevant frequency bands over which the data is spread using analog and mixed-signal digital co-processing techniques. In contrast, use of multiple discrete conventional narrowband RF receivers is impractical due to increased design complexity, overall cost, circuit board space, power consumption and heat dissipation limitations. In addition, such narrowband receiver implementations suffer from signal integrity issues, reliability, and thermal challenges owing to the proximity of sensitive multiple RF receivers and discrete components in a limited PCB footprint.
•Signal Clarity Performance Requirements: In communications systems, performance is limited by the quality of the received/transmitted signal that can be supported throughout the channel bandwidth. Signal-to-noise, or SNR, ratio measures the strength of the desired signal relative to the sum of the noise and undesired signal energy in the same channel. High capacity 5G wireless cellular data networks operate across non-contiguous wireless spectrum bands, while wired coaxial cable and power-line networks require broadband RF transceivers supporting high SNR. Optical transceivers operate across the widest bandwidths available and must preserve the necessary SNR throughout their bandwidth. These transceiver systems must isolate the desired signals from the undesired signals that are invariably present in their wide operating frequency range. The undesired signals not only include the noise generated by the natural environment, but also interference produced by home appliances, enterprise communications equipment, and other wireless networking systems. For example, in 5G mobile infrastructure applications, a radio transceiver receiving a channel at 1710MHz must cope with reflections in the environment as well as interference from a neighboring channel at 1660MHz picked up by the receiving antenna. The transceiver must also compensate for distortion introduced by the strong signals out of the transmitting antenna. Analog and digital signal processing is employed to improve SNR in the received and transmitted signals. Beamforming and MIMO of radio signals also significantly improves signal-to-noise ratio, but requires sophisticated RF, analog and digital signal co-processing, and software expertise. Broadband reception and beamforming of RF signals in mobile environments are extremely difficult to implement due to the stringent size, cost, and power consumption constraints. Also, higher order modulation of communication signals requires extremely high SNR to maximize data capacity in a finite spectrum, which greatly increases the difficulty of implementing broadband systems.
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
◦Form Factor: Optical transceivers are required to conform to multi-source agreement, or MSA, standardized form factors, which in turn determine the number of transceiver ports that can fit in the face plates of standard server, storage, and switch rack units. Standardization of transceiver form factors and rack unit face plates allows data center operators to upgrade network speeds of existing installations by simply replacing older optical transceivers and switches with newer faster ones, rather than having to overhaul installed fiber infrastructure and floorplan. The dimensions of the standard face plate impose a severe constraint on the amount of heat that can be practically removed from a rack unit. A major challenge facing optical transceiver SoCs is to support exponentially growing data rates within the standardized form factor and thermal constraints.

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
•Advanced digital signal processing ASIC design and algorithms: Our signal processing algorithm and digital application-specific integrated circuits, or ASIC, design expertise is at the core of our ability to employ digital signal processing to enable breakthroughs in CMOS analog RF front-end design and vice-versa. For example, impairments introduced by analog systems such as power amplifiers and photonics devices are canceled using sophisticated digital signal processing algorithms to achieve superior signal quality, reduce power consumption, and improve the speed of operation. Communication systems across a range of our current and future target markets share common signal processing functions, such as efficient error control coding, compensation for transmission medium or channel induced impairments, and digital processing of wideband signals. As such, algorithmic breakthroughs in one application are directly applicable to other product areas.
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
•Architecture and system design for highly integrated end-to-end communication platform solutions: Our novel design techniques tradeoff individual signal path circuit level performance to optimize the overall system performance. Our holistic platform and system level design approach eliminates costly, and power-hungry overdesign of individual circuit elements. It allows us to address more complex customer problems that require a deeper understanding of the customer’s end product. Our products not only integrate the entire physical layer, or PHY, but also implement complete protocol stacks along with ready-for-use product level interface functionality and associated platform software. We also provide the most efficient and cost-effective platform level power management IC solutions that regulate and monitor the power consumption for our chips and other circuits on the platform. The integration of the entire system on a single-chip or utilizing minimal number of silicon dies reduces the number of external board-level components, decreases board space, improves performance, simplifies customers’ product design, and significantly reduces power consumption.
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
A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2021, 2020 and 2019, ten customers accounted for approximately 69%, 68% and 63% of our net revenue, respectively. In the years ended December 31, 2021 and 2020, two of our direct customers represented 26% and 28% of our net revenue, respectively. In the year ended December 31, 2019, one of our direct customers represented 14% of our net revenue.
Products shipped to Asia accounted for 83%, 82% and 84% of our net revenue in the years ended December 31, 2021, 2020 and 2019, respectively. Products shipped to Hong Kong accounted for 40%, 42%, and 46% of our net revenue in the years ended December 31, 2021, 2020 and 2019, respectively. Products shipped to China accounted for 12%, 17% and 14% of our net revenue in the years ended December 31, 2021, 2020 and 2019, respectively. Products shipped to Vietnam accounted for 13% of our net revenue in the year ended December 31, 2021. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2021, 2020 and 2019 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 47%, 49%, and 52% of our net revenue in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Manufacturing
We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. We also rely on certain vendors to supply turnkey products, including, in particular, Intel Corporation, for certain products we sell. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality while maintaining a socially responsible supply chain.
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
Contributing to community. We encourage our employees to contribute to local communities. In 2021, the Company’s U.S. employees organized a fund-raising campaign to stop the cycle of child abuse and help at-risk youth in the community. Together with a matching corporate contribution from the Company, the campaign raised in excess of $50 thousand, benefiting Olive Crest, a U.S. child abuse prevention and treatment charitable organization.

Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our research and development efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2021, we had approximately 1,125 employees in our research and development group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Boston,
Massachusetts; Singapore; Shanghai, and Shenzhen in China; Taipei and Hsinchu in Taiwan; Bangalore and Chennai in India; and Austria, Germany, Israel, Spain, and Canada.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receivers, optical interconnects, high-performance interface, data and video compression and encryption, and power management products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources, as well as smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and optical interconnect products. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

We have 1,748 issued patents and 104 patent applications pending in the United States. We also have 360 issued foreign patents and 83 other pending foreign patent applications, based on our issued patents and pending patent applications in the United States.
We are the owner of approximately 12 trademarks that have been registered in the United States. We own foreign counterparts (including approximately 43 foreign registrations) of certain of these registered trademarks in Canada, Chile, China, the EU, Germany, Great Britain, India, Israel, Japan, Korea, Singapore, and Taiwan. We also claim common law rights in certain other trademarks that are not registered.
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
As of December 31, 2021, we had approximately 1,503 employees, including 1,125 in research and development, 216 in sales and marketing, 43 in operations and semiconductor technology and 119 in administration. We have employees across 18 countries: 41% are in Asia, 29% in the Americas, 18% in Europe and 12% in the Middle East. Our workforce is represented by the following race/ethnicities: 57% Asian, 36% White or Middle Eastern, 7% Latinx or Hispanic origin, with 35% Asian, 61% White or Middle Eastern and 4% two or more races in senior management. Females represented 25% of our outside directors, 9% of senior management, 12% of our technical roles, and 17% of our total workforce. Of our total employee workforce, 12% is represented by Work Councils in Austria and Germany. The Work Council groups, common to these countries, are comprised of employees elected by the general employee base. We consider our global employee relations to be good. In 2021, our employee voluntary turnover rate was 11%.
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
Our executive compensation structure aligns executive incentives with the long-term growth objectives of MaxLinear, including long-term share price appreciation. In that regard, our executive compensation programs have tended to place a relatively heavier weighting on equity compensation than our peers and include a performance-based metric to executives’ equity incentives in addition to other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in either an amendment to this Annual Report on Form 10-K or our 2022 Proxy Statement.

In 2021, our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic, requiring masks plus vaccinations or weekly testing for those that have returned to in-person work in our offices, adhering to local health authority guidelines or work-from-home arrangements for the rest of our workforce. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration, or OSHA, in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under the above heading “Manufacturing.”
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
•Impacts of the global semiconductor supply shortage could adversely affect our business, financial condition, and results of operations.
•Our business, financial condition and results of operations could be adversely affected by political and economic conditions and other factors related to our international operations.

•We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from our major customers could have a material adverse effect on our revenue and operating results.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Monolithic Power Systems, Inc., Microchip Technology, Inc., Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
Impacts of the global semiconductor supply shortage could adversely affect our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. During the pandemic, which is still ongoing, various COVID-19 restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results, which may continue into 2023. Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines in the stock price and market capitalization of many companies across all industries, although some have recovered. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Spain, India, Singapore, Taiwan, Canada, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted various COVID-19 restrictions. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide. As of December 31, 2021, much of our workforce has received COVID-19 vaccinations and subsequently, most of our employees have returned to the office at full or reduced capacity adhering to local health authority guidelines in the jurisdictions in which we operate.
Other areas of our business which could be disrupted or subject to negative impacts may include, but may not be limited to, the following:
•Further supply constraints, including prolonged global semiconductor supply shortages, foundry, assembly or test capacity limitations, and delays in production from temporary facility closures;
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
•Decreased availability of capital or access thereto in the United States and from other jurisdictions in which we operate; and
•Increased data and system security risks from remote working arrangements of our customers and vendors.
Although we currently expect that our present cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, a material adverse impact from the global semiconductor supply shortages could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 83% of our net revenue in the year ended December 31, 2021. In addition, as of December 31, 2021, approximately 73% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and all of our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

In recent years, diplomatic and trade relationships between the U.S. government and China have been frayed. Events in Hong Kong and the threat of a takeover of Taiwan by China have also prompted other governments such as that of the United Kingdom to reconsider its trade and business relationships with China and with certain Chinese companies. Difficulties in these relationships have in a number of cases required us to take actions adverse to our business to comply with governmental restrictions on business and trade with China. In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations, or EAR, to add such entities to the Restricted Entity List for acting contrary to the national security or foreign policy interests of the United States. In September 2020, we further ceased business operations that were prohibited with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Restricted Entity List. We are required to obtain special licenses to conduct business with Restricted Entities, and in 2021 the BIS continues to add entities which may be potential customers on the Restricted Entity List. Similarly, we ceased business operations with entities affiliated with ZTE Corp. when the BIS imposed an export licensing requirement, which was subsequently suspended through March 28, 2017. Such suspension was lifted as of March 29, 2017, however on April 17, 2018 the U.S. Department of Commerce imposed a seven-year export ban on ZTE, which was subsequently lifted as of July 13, 2018. Although we have not had significant sales to ZTE and certain other entities, we did have increasing sales to Huawei in the prior year, and we believe the imposition of governmental prohibitions on selling our products to Huawei will adversely affect our revenues and operating results in the near term. We cannot provide assurances that similar disruptions of distribution arrangements in the future or the imposition of governmental prohibitions on selling our products to particular customers will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
In the year ended December 31, 2021, our top two customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers accounted for 27% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, Pay-TV set-top boxes and gateways into cable and satellite operator markets, satellite outdoor units or LNB’s, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have further expanded our product offerings to include Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed optical interconnects for data center, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
For the year ended December 31, 2021 and 2020, revenue directly attributable to broadband (previously connected home) applications accounted for approximately 55% and 51% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For fiscal years 2021, 2020 and 2019, our research and development expense was $278.4 million, $180.0 million and $98.3 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due in part to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $478.6 million in the year ended December 31, 2020 to $892.4 million in the year ended December 31, 2021 due in part to full year contribution from our 2020 acquisitions and also from market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those in our broadband market. The COVID-19 pandemic could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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

Our operating history had previously focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets, and as part of our strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for the wired whole-home broadband connectivity market and entered the markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have also expanded into the markets for Wi-Fi, Ethernet and Broadband Gateway Processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in these new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, industrial and multimarket and Wi-Fi and broadband operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Although this has not occurred to date, failure to obtain a design win could prevent us from offering an entire generation of a product. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the consumer market, to as much as 18 to 24 months for the satellite markets, and 36 months or longer for industrial, wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
As of December 31, 2021, our aggregate indebtedness was $310.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

As of December 31, 2021, our aggregate indebtedness was $310.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of December 31, 2021. The credit agreement also permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.

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
Specifically, our indebtedness has important consequences to investors in our common stock, including the following:
•we are subject to variable interest rate risk because our interest rate under Initial Term Loan under the June 23, 2021 Credit Agreement varies based on a fixed margin of 2.25% per annum over an adjusted LIBOR rate or 1.25% per annum over an adjusted base rate and our interest rate for any outstanding principal under the revolving credit facility varies based a margin of 0% to 0.75% over adjusted base rate or a margin of 1.00% to 1.75% over an adjusted LIBOR rate, and we are also subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the revolving facility. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service our indebtedness;
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
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, as has occurred in the past, not only will this be time-consuming, but we will also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in lower revenue and higher expenses.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Although our internal information technology team, supplemented by a leading cyber defense firm, has been actively taking steps to contain and assess this incident, including implementing enhanced security controls to protect our information technology systems, experienced programmers or hackers may further be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause another disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. Any future security incident or compromise of our information technology systems could result in unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.

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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 47%, 49% and 52% of our net revenue in the years ended December 31, 2021, 2020, and 2019, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We use our cash and cash equivalents for general corporate purposes, including working capital and for repayment of outstanding long-term debt. In the year ended December 31, 2021, we used a portion of cash assets to make $35 million in payments to NanoSemi shareholders, which were previously deferred under the merger agreement, and acquire a business using cash proceeds of $5 million. We may also, in the future, use a portion of our assets to acquire other complementary businesses, products, services or technologies. Our management has considerable discretion in the application of our cash and cash equivalents, and resources, and you will not have the opportunity to assess whether these liquid assets are being used in a manner that you deem best to maximize your return. We may use our available cash and cash equivalents and resources for corporate purposes that do not increase our operating results or market value. In addition, in the future our cash and cash equivalents, and resources may be placed in investments that do not produce significant income or that may lose value.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally restricts a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our share price may be volatile as a result of various factors.
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in 2021, the trading price of our common stock ranged from a low of $30.47 to a high of $77.89. These factors include those discussed in this “Risk Factors” section of the Annual Report on Form 10-K and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had approximately 76.8 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2021 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.5 million shares of our common stock for the 2020 performance period in February 2021. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of December 31, 2021, our balance sheet reflected goodwill of $306.7 million and other intangible assets of $152.5 million. Consequently, we could recognize material impairment charges in the future.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. During the quarter ended December 31, 2021, we released the beginning of the year valuation allowance of $8.3 million against Singapore deferred tax assets. This release is a result of our Singapore operations showing cumulative profits for the prior three years, use of prior year carry forward attributes in the current period, as well as profits going forward. Based upon our review of all positive and negative evidence, as of December 31, 2021, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of the Wi-Fi and Broadband assets business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $4.5 million as of December 31, 2021 based on current projections and plan assets. We have never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
If we fail to maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements and could result in investigations or sanctions by the SEC, the Nasdaq Stock Market LLC, or NASDAQ, or other regulatory authorities or in stockholder litigation. Any of these factors ultimately could harm our business and could negatively impact the market price of our securities. Ineffective control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in June 2022. We are currently in the process of renewing this lease. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations.

In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Boston, Massachusetts; Burnaby, Canada; Bangalore and Chennai, India; Singapore; Taipei and Hsinchu, Taiwan; Shenzhen, Shanghai, and Hong Kong, China; Seoul, South Korea; Tokyo, Japan; Paterna, Spain; Villach, Austria; Munich, Germany; and in Petah Tikva, Israel.
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

PART II — FINANCIAL INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the NASDAQ Stock Market LLC, or the NASDAQ, under the symbol MXL.
According to our transfer agent, as of January 26, 2022, there were 61 record holders of our common stock. We believe we have approximately 27,000 beneficial holders of our common stock.
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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2016 and ends on December 31, 2021, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2016, and the reinvestment of any dividends. We selected the NYSE Composite Index because our common stock was listed on The New York Stock Exchange from December 31, 2016 until December 10, 2021, at which time it became listed on the NASDAQ.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

500
450
400
350
300
250
200
150
100
50
0
MaxLinear, Inc. and Philadelphia Semiconductor Index
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
MaxLinear, Inc.
NYSE Composite Index
The Philadelphia Semiconductor Index

Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2021
February 23, 2021 through February 28, 2021	—	$—	—	$100,000,000
March 1, 2021 through March 31, 2021	75,000	$35.62	75,000	$97,328,822
April 1, 2021 through April 30, 2021	27,000	$37.66	27,000	$96,311,889
May 1, 2021 through May 31, 2021	50,900	$35.48	50,900	$94,506,043
June 1, 2021 through June 30, 2021	42,000	$39.01	42,000	$92,867,547
July 1, 2021 through July 31, 2021	24,200	$41.67	24,200	$91,859,022
August 1, 2021 through August 31, 2021	—	$—	—	$91,859,022
September 1, 2021 through September 30, 2021	—	$—	—	$91,859,022
October 1, 2021 through October 31, 2021	58,500	$52.49	58,500	$88,788,577
November 1, 2021 through November 30, 2021	93,624	$68.38	93,624	$82,386,841
December 1, 2021 through December 31, 2021	83,148	$71.24	83,148	$76,463,616
Total	454,372		454,372
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
ITEM 6.    [RESERVED]
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
In the year ended December 31, 2021, net revenue was $892.4 million, which was derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 83%, 82% and 84% of net revenue during the years ended 2021, 2020 and 2019, respectively, including 40%, 42% and 46%, respectively, from products shipped to Hong Kong and 12%, 17% and 14%, respectively, from products shipped to mainland China and 13% from products shipped to Vietnam in 2021. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the years ended December 31, 2021, 2020 and 2019 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2021, our top two customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers accounted for 27% of our net revenue. In the year ended December 31, 2020, two of our direct customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers comprised 41% of our net revenue. In the year ended December 31, 2019, one of our direct customers accounted for 14% of our net revenue, and our ten largest customers collectively accounted for 63% of our net revenue, of which distributor customers comprised 38% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19 and the Global Semiconductor Chip Shortage

In late January 2020 and early February 2020, in response to a severe outbreak of the novel coronavirus disease, or COVID-19, the government of China instituted mandatory quarantines in Wuhan, China, extended lunar new year holiday closures, and restricted shipments out of the country. This resulted in a temporary delay in our product shipments in the first quarter of 2020. On March 11, 2020, the World Health Organization declared a global pandemic regarding COVID-19. The COVID-19 pandemic has reached all of the countries and states in which we operate, including in California where our headquarters and central engineering team are located, as well as Massachusetts, Spain, India, Singapore, Taiwan, Canada, France, Japan, South Korea, Hong Kong, Israel, Germany, and Austria, where additional engineering, sales, and administrative personnel are located. In many of these jurisdictions, local authorities have instituted various restrictions relating to COVID-19. To protect the health and safety of our employees, we adopted social distancing policies including suspending employee travel and implementing remote work arrangements for substantially all of our workforce worldwide.

As of December 31, 2021, much of our workforce has received COVID-19 vaccinations and subsequently, most of our employees have returned to the office at full or reduced capacity adhering to local health authority guidelines in the jurisdictions in which we operate.

While we experienced some negative impact to our net revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19, including the supply constraints described below, as well as certain customer order push-out requests, since then, we have been benefiting from the work-from-home environment that is driving an increase in demand for certain of our products. However, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products which may continue into 2023.

Further, global financial markets reacted negatively to the COVID-19 pandemic’s impacts causing significant declines or volatility in the stock price and market capitalization of many companies across all industries. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience increased volatility in our sales and revenues and our stock price in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
Acquisition of NanoSemi, Inc.

On September 9, 2020, we completed our acquisition of NanoSemi, Inc. pursuant to a merger agreement. The initial closing transaction consideration consisted of $10 million in cash and 804,163 shares of our common stock. In addition, the NanoSemi stockholders received $35 million in deferred cash payments in 2021, and certain NanoSemi stockholders may also receive up to an additional $35 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, on

September 9, 2020, we filed a registration statement registering the resale of the shares of our common stock received by the NanoSemi stockholders in the acquisition.

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

For more information, please refer to Note 16 of our consolidated financial statements.

Debt

On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement, in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate principal amount of up to $100.0 million.

The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto or as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the May 12, 2017 Credit Agreement and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2021, the Revolving Facility was undrawn. In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, during the year ended December 31, 2021, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

For more information, please refer to Note 8 of our consolidated financial statements.
Recent Developments
Business Acquisition
On December 8, 2021, we completed our acquisition of a business pursuant to a purchase agreement. The initial closing transaction consideration consisted of $5 million in cash. In addition, the agreement provides for an additional $3 million to be paid out in cash if certain financial and personnel targets are met by March 31, 2023.

For more information, please refer to Note 3 of our consolidated financial statements.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to business combinations, revenue recognition, inventory valuation, production masks, goodwill and other intangible assets valuation, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe that the following accounting estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the estimates we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. Refer to Note 1 to our consolidated financial statements included elsewhere in this report for a summary of each of the related accounting policies.
Business Combinations
Estimates in our business combination accounting that involve a significant level of estimation uncertainty include the valuation of identifiable intangible and tangible assets such as inventory, property and equipment, and intangible assets including IPR&D and contingent consideration, which involve the use of forecasted financial information available at the acquisition date, including application of revenue growth rates and margin percentages, and use of a discount rate and various other assumptions as described in more detail in the notes 1 and 3 to our consolidated financial statements. The reported amounts are sensitive to changes to certain assumptions used in the valuation. For example, if the discount rate used in our valuations increased by 1%, it would result in a decrease to the valuation of intangible assets of $3.8M for our 2020 acquisitions and $0.1M for our 2021 acquisition. The amortization and depreciation of such assets, and change in fair value of contingent consideration, impact our consolidated financial results in periods subsequent to the acquisition, and such amounts are disclosed in our consolidated financial statements. During the years ended December 31, 2021 and 2020, we have not recorded any material adjustments to the valuation of such assets, goodwill, or subsequent period adjustments to the consolidated statements of operations associated with our 2020 and 2021 business combinations, including impairment.
Revenue Recognition
Estimates in our revenue recognition that involve a significant level of estimation uncertainty include the estimates of price adjustments and returns under contractual stock rotation rights based on our analysis of expected value of actual price adjustment claims by distributors and product and historical return rates. Any changes to such estimates, for example differences in actual sell-through activity versus our estimate of sell-through activity in our price adjustments, or actual vs. historical return rates, may impact our consolidated financial results in periods subsequent to recording those estimates, and such amounts are disclosed in our consolidated financial statements. Other than our estimates of sell-through activity and customer return rates, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2021, 2020, and 2019 we have not recorded any material adjustments to such estimates.
Inventory Valuation
Estimates in the valuation of inventory that involve a significant level of estimation uncertainty include our estimates of excess and obsolete inventory based on forecasts of future demand for our products in inventory. Any changes to such estimates, for example differences in actual sales versus our estimates of demand, or conversely, the ultimate sell-through of fully reserved inventory for which we did not anticipate any future demand, impact our consolidated financial results in periods subsequent to recording those estimates. Other than our forecasts of future demand, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2021, 2020, and 2019, we have not recorded any material net adjustments for such changes in estimates.
Production Masks
Estimates in the capitalization of production masks that involve a significant level of estimation uncertainty include our judgment of whether the technology underlying the product to be produced using the production masks will have future benefit based on our forecasts of future demand for such technology. Any changes in circumstances affecting capitalization, for example, a decision to abandon a project associated with those production masks, may result in impairment of the production mask and therefore impact our consolidated financial results in periods subsequent to capitalizing a production mask. Other than our forecasts of future demand, there are no assumptions inherent in our estimates in the capitalization of production masks that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2021, 2020, and 2019, we have not recorded any material impairment of production masks.

Impairment of Goodwill and Long-Lived Assets
Estimates in our assessment of impairment of goodwill and long-lived assets that involve a significant level of estimation uncertainty and management judgment include the comparison of our market capitalization as of the annual impairment assessment date to the carrying value of goodwill, use of forecasted financial information for our projects remaining in IPR&D, including growth rates and margin percentages, and a discount rate as of the annual IPR&D impairment assessment date, and our quarterly assessment of whether indicators of impairment exist with respect to all of our goodwill and long-lived assets. For example, a decision to abandon a project involving the technology underlying developed technology and IPR&D may result in immediate impairment of such assets in the quarter such decision is made. As of the October 31 assessment date, the valuation of IPR&D was not sensitive to changes in the underlying discount rate used in our impairment analysis; for example, if our discount rate increased by 10%, it would not result in impairment of IPR&D. Impairment of goodwill and long-lived assets impact our consolidated financial results in periods subsequent to their acquisition, and such amounts are disclosed in our consolidated financial statements. During the years ended December 31, 2021, 2020 and 2019, we have not recorded any material adjustments to the valuation of such assets.
Income Taxes

Estimates in our assessment of realizability of deferred tax assets that involve a significant level of estimation uncertainty and management judgment include projected future taxable income. For example, we continue to have a valuation allowance against state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. If projected future taxable income in the U.S., for example, were to increase from what we assumed in our estimates, in periods subsequent to recording valuation allowances, it may be more likely than not that a proportional amount of the valuation against deferred tax assets will be released, resulting in an impact to our tax provision (benefit).

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for us beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for us beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our financial disclosures as of and for the year ended December 31, 2021.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilties from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments are effective for us beginning with fiscal year 2023. The impact of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in 2023 and beyond.

Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 11, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits for access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.
Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology and purchased licensed technology intangible assets; inventory fair value adjustments; amortization of certain production mask costs and computer-aided design software license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
Net revenue	100%	100%
Cost of net revenue	44	56
Gross profit	56	44
Operating expenses:
Research and development	31	38
Selling, general and administrative	17	27
Impairment losses	—	—
Restructuring charges	—	1
Total operating expenses	48	66
Income (loss) from operations	7	(21)
Interest income	—	—
Interest expense	(1)	(3)
Loss on extinguishment of debt	(1)	—
Other income (expense), net	—	—
Total other income (expense), net	(2)	(3)
Income (loss) before income taxes	5	(24)
Income tax provision (benefit)	1	(3)
Net income (loss)	5%	(21)%
Net Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Broadband	$492,482	$244,424	$248,058	101%
% of net revenue	55%	51%
Connectivity	149,285	70,739	78,546	111%
% of net revenue	17%	15%
Infrastructure	119,421	76,166	43,255	57%
% of net revenue	13%	16%
Industrial and multi-market	131,210	87,267	43,943	50%
% of net revenue	15%	18%
Total net revenue	$892,398	$478,596	$413,802	86%

Net revenue increased $413.8 million to $892.4 million for the year ended December 31, 2021, as compared to $478.6 million for the year ended December 31, 2020. The increase in broadband net revenue of $248.1 million was primarily the result of a full-year contribution of gateway revenues attributable to our acquisition of the Wi-Fi and Broadband assets business on July 31, 2020 compared to partial-year contribution in the prior year, and, to a lesser extent, improvements in cable front-end, tuner and satellite shipments. The increase in connectivity revenue of $78.5 million was primarily driven by a full-year contribution of Wi-Fi and ethernet revenues attributable to our Wi-Fi and Broadband assets business acquisition compared to partial-year contribution in the prior year, further supplemented by increases in MoCA and G.hn product shipments. The increase in infrastructure revenues of $43.3 million was primarily driven by an increase in shipments of high-performance analog, wireless backhaul and wireless access deployments driven by the ramp-up of 5G, and to a lesser extent, increased MoCA and G.hn last-mile Access product shipments in this category. The revenues in this category in part increased due to recovery in demand for high-performance analog and wireless backhaul, which saw weaker demand in 2020 during the first year of the COVID-19 pandemic. The increase in industrial and multi-market revenue of $43.9 million was related to increased shipments of high-performance analog products and component products attributable to our Wi-Fi and Broadband assets business acquisition.
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
Cost of Net Revenue and Gross Profit

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$396,566	265,798	130,768	49%
% of net revenue	44%	56%
Gross profit	495,832	212,798	283,034	133%
% of net revenue	56%	44%

Cost of net revenue increased $130.8 million to $396.6 million for the year ended December 31, 2021, as compared to $265.8 million for the year ended December 31, 2020. The increase was primarily driven by higher sales and incremental expenses, primarily driven by our acquisition of the Wi-Fi and Broadband assets business. Gross profit percentage improved for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due primarily to a reduction in acquisition-related amortization of inventory fair value adjustments of $32.9 million and improved absorption of amortization of intangible costs.

We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic and global semiconductor chip shortages, we may experience increased volatility in our cost of net revenues and gross profit as a result.
Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$278,440	$179,993	$98,447	55%
% of net revenue	31%	38%

Research and development expense increased $98.4 million to $278.4 million for the year ended December 31, 2021 from $180.0 million in the year ended December 31, 2020. The increase was primarily due to a full year impact from our 2020 business acquisitions, which resulted in added engineering headcount, facilities, and related expenses, as well as an increase in bonuses and performance stock-based compensation expenses, compared to a partial year impact in 2020. There were increases in personnel-related expense of $66.8 million, of which $19.7 million is from performance-based bonus accruals and stock-based compensation expense, outside services of $14.6 million which primarily includes consulting and computer aided design expense of $9.2 million and consulting expense of $4.1 million, prototype expense of $7.1 million, depreciation expense of $4.5 million, occupancy expenses of $4.3 million, and supplies expenses totaling $0.6 million.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$149,943	$130,025	$19,918	15%
% of net revenue	17%	27%

Selling, general and administrative expense increased $19.9 million to $149.9 million for the year ended December 31, 2021, as compared to $130.0 million for the year ended December 31, 2020. The increase was primarily due to a full year impact from our 2020 business acquisitions, which resulted in added personnel, facilities, and related expenses as well as an increase in performance-based bonuses and stock-based compensation expenses, compared to a partial year impact in 2020. There were increases in personnel expense of $21.9 million, including $8.2 million from performance-based bonus accruals and stock-based compensation expenses, outside services of $3.4 million primarily consisting of consulting fees, occupancy expenses of $2.3 million, professional fees of $2.1 million, supplies expense of $1.3 million, depreciation expense of $0.5 million. These increases were partially offset by a decrease in acquisition transaction and integration expenses of $12.4 million.

We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Impairment losses	$—	$86	$(86)	(100)%
% of net revenue	—%	—%
Impairment losses in the year ended December 31, 2020 related to abandonment of a license of intellectual property.
Restructuring Charges

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$2,204	$3,833	$(1,629)	(42)%
% of net revenue	—%	1%
Restructuring charges decreased $1.6 million to $2.2 million for the year ended December 31, 2021, compared to $3.8 million for the year ended December 31, 2020. Restructuring charges for the year ended December 31, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements. Restructuring charges in the year ended December 31, 2020 primarily consisted of lease restructuring charges of $2.0 million, which included impairment of leased right-of-use assets of $1.5 million, and $1.6 million in employee severance-related charges.

Loss on Extinguishment of Debt

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Loss on extinguishment of debt	$(5,221)	$—	$(5,221)	N/A
% of net revenue	(1)%	—%
Loss on extinguishment of debt in the year ended December 31, 2021 consists of the charge-off of remaining unamortized debt discount and issuance costs on debt under our prior term loan which we repaid early with proceeds from a new term loan in June 2021.
Interest and Other Income (Expense)

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(12,154)	$(13,713)	$1,559	(11)%
% of net revenue	(1)%	(3)%
Interest and other income (expense), net changed by $1.6 million from a net expense of $13.7 million in the year ended December 31, 2020 to a net expense of $12.2 million for the year ended December 31, 2021. The change in interest and other income (expense), net was primarily due to the impact of a non-recurring gain on sale of a privately held investment of $1.9 million, partially offset by impacts from foreign currency exchange rate fluctuations.
Income Tax Provision (Benefit)

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$5,901	$(16,259)	$22,160	(136)%
The income tax provision for the year ended December 31, 2021 was $5.9 million compared to an income tax benefit of $16.3 million for the year ended December 31, 2020.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2021 resulted primarily from a tax on global intangible low-taxed income (“GILTI”) and non-deductible foreign stock-based compensation, offset by a benefit related to research and development tax credits, foreign earnings taxed at rates other than the federal statutory rate and the effect of a release of valuation allowance against certain Singapore deferred tax assets pertaining to usage of net operating losses.

The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2020 resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a benefit related to release of uncertain tax positions under ASC 740-10, and excess tax benefits related to stock-based compensation. Also included in income tax benefit for the year ended December 31, 2020 was a tax benefit related to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, enacted effective March 27, 2020, and a tax provision related to a change in judgment regarding the final outcome of the Altera tax case. Such tax benefit relates to our ability to carry back our 2019 net operating loss, originally valued at a 21% federal tax rate, to offset income taxes paid in prior periods at the 35% federal tax rate in effect at that time.

We continue to maintain a valuation allowance to offset state and certain federal and foreign deferred tax assets, as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. During the quarter ended December 31, 2021, we released the beginning of the year valuation allowance of $8.3 million against our Singapore deferred tax assets. This release is a result of our Singapore operations showing cumulative profits for the prior three years, and the use of prior year carry forward attributes in the current period. Based upon our review of all positive and negative evidence, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. We do not incur income tax expense or benefit in certain tax-free jurisdictions in which we operate.
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
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $130.6 million, restricted cash of $1.2 million and net accounts receivable of $119.7 million. Additionally, as of December 31, 2021, our working capital, which we define as current assets less current liabilities, was $196.7 million.

Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. In June 2021, the Company used a portion of funds from a new senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million to repay in full all outstanding indebtedness under the May 12, 2017 Credit Agreement and related fees and expenses incurred. The remaining proceeds of $11.0 million of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes. The Company also entered into a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of December 31, 2021. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. In July 2020, we funded our $150.0 million acquisition of the Wi-Fi and Broadband assets business with a portion of the net proceeds of an $175.0 million incremental term loan under the May 12, 2017 Credit Agreement, which loan we repaid with the proceeds under the Initial Term Loan under the June 23, 2021 Credit Agreement as described above. In September 2020, we paid $10.0 million in cash to acquire NanoSemi and in the year ended December 31, 2021, we paid an aggregate of $35.0 million in additional cash payments to stockholders of NanoSemi, which were previously deferred under the terms of the merger agreement. In December 2021, we paid $5.0 million in cash to acquire a business.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement. We have exercised our right to prepay a portion of the principal amount due. As of December 31, 2021, the debt outstanding of $310.0 million is due and payable on June 23, 2028.
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
As of December 31, 2021, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt obligations	$310,000	$—	$—	$—	$310,000
Operating lease obligations	36,234	9,930	13,060	9,987	3,257
Purchase obligations	141,401	141,401	—	—	—
Other obligations	44,984	28,758	16,115	111	—
Total	$532,619	$180,089	$29,175	$10,098	$313,257

Our planned capital expenditures as of December 31, 2021 were not material. Our consolidated balance sheet at December 31, 2021 included $6.0 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment, and $2.7 million in contingent consideration associated with a business acquisition (see Note 3 for details). The future payments related to uncertain tax positions recorded as other long-term liabilities and the contingent consideration have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities and shareholders of the acquired business.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers, and through January 2021, from billings made on our behalf to customers for products sold by Intel under a transition services agreement. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period. Additionally, the June 23, 2021 Credit Agreement, under which we entered into a senior secured term B loan facility and a $100.0 million revolving credit facility (undrawn as of December 31, 2021), permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of "Consolidated EBITDA," (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,	December 31,
	2021	2020
	(in thousands)
Working capital	$196,709	$128,057
Cash and cash equivalents	$130,572	$148,901
Short-term restricted cash	105	115
Long-term restricted cash	1,061	1,018
Total cash, cash equivalents, and restricted cash	$131,738	$150,034

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$168,233	$73,593
Net cash used in investing activities	(91,757)	(175,286)
Net cash provided by (used in) financing activities	(91,903)	159,649
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,869)	(1,039)
Increase (decrease) in cash, cash equivalents and restricted cash	$(18,296)	$56,917
Cash Flows from Operating Activities
Net cash provided by operating activities was $168.2 million for the year ended December 31, 2021 and consisted of positive impact of net income of $42.0 million and non-cash items of $161.2 million, partially offset by changes in operating assets and liabilities of $24.3 million, excess tax benefits and deferred income taxes totaling $10.7 million. Non-cash items included in net income for the year ended December 31, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $91.8 million, stock-based compensation of $59.4 million, loss on extinguishment of debt of $5.2 million, and amortization of debt issuance costs and discounts of $3.0 million.
Net cash provided by operating activities was $73.6 million for the year ended December 31, 2020 and primarily consisted of the positive impact from $162.5 million in non-cash items and $28.9 million in changes in operating assets and liabilities, partially offset by the negative impact of net loss of $98.6 million and deferred income taxes and excess tax benefits totaling $19.2 million. Non-cash items included in net loss for the year ended December 31, 2020 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $76.5 million, stock-based compensation of $47.6 million, and inventory fair value adjustments of $32.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $91.8 million for the year ended December 31, 2021 and consisted of $40.0 million in cash used for acquisitions, comprising $35.0 million in payments of purchase price from our 2020 acquisition of NanoSemi that were previously deferred under the terms of the merger agreement and $5.0 million to purchase a business, $39.2 million in purchases of property and equipment, $7.6 million in purchases of intangible assets, and $5.0 million in purchases of long-term investments in a private entity.
Net cash used in investing activities was $175.3 million for the year ended December 31, 2020 and consisted of $160.0 million in cash used in the acquisitions, comprising $150.0 million for the WiFi and Broadband assets business and $10.0 million in initial cash for NanoSemi, $12.5 million in purchases of property and equipment, and $2.8 million in purchase of intangible assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $91.9 million for the year ended December 31, 2021. Net cash used in financing activities consisted of $409.8 million in repayments of debt, $23.5 million in common stock repurchases, $13.1 million in minimum tax withholding paid on behalf of employees for restricted stock units, and $4.2 million in debt issuance costs, partially offset by cash inflows from net proceeds from the issuance of debt of $350.0 million and from issuance of common stock upon exercise of stock options of $8.8 million.
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

We believe that our $130.6 million of cash and cash equivalents at December 31, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of December 31, 2021, our indebtedness totaled $310.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the care of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2021, we were not involved in any unconsolidated SPE transactions.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the year ended December 31, 2021 would result in a change to translation gain in accumulated other comprehensive income of approximately $0.8 million.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 2, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP
Newport Beach, California
February 2, 2022

ITEM 9B.    OTHER INFORMATION
    None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement. Such amendment in the 2022 Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2022 Proxy Statement and is incorporated herein by reference.
Code of Conduct
We have adopted a code of ethics and employee conduct that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” “Governance,” “Governance Documents,” and “Code of Conduct.” When required by the rules of the NASDAQ Stock Market LLC, or NASDAQ, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2022 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2022 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2022 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2022 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2022 Proxy Statement.

PART IV — FINANCIAL INFORMATION

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2021, 2020 and 2019
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for credit losses (previously, allowance for doubtful accounts)
2021	$—	$—	$—	$—	$—
2020	—	—	—	—	—
2019	46	—	—	(46)	—
Warranty reserves
2021	$700	$514	$—	$(440)	$774
2020	553	300	—	(153)	700
2019	519	74	—	(40)	553
Valuation allowance for deferred tax assets
2021	$71,811	$(3,660)	$—	$—	$68,151
2020	77,957	(7,385)	1,239	—	71,811
2019	79,196	(1,239)	—	—	77,957

3. Exhibits

Exhibit Number	Exhibit Title
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

3.2	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2021 (File No. 001-34666)).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 on Form 8-A filed on March 30, 2017 (File No. 001-34666)).
*4.2	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

+10.3	2010 Equity Incentive Plan, as amended on December 13, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+10.4	Form of Agreement under the 2010 Equity Incentive (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2011 (File No. 001-34666)).
+10.5	2010 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 15, 2016 (File No. 001-34666)).
+10.6	Form of Change in Control Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed on February 17, 2016).
†10.7
Intellectual Property License Agreement, dated June 18, 2009, between the Registrant and Intel Corporation, (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 and all amendments thereto (File No. 333-162947)).

+†10.8
Employment Offer Letter, dated November 9, 2012, between the Registrant and Will Torgerson (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on February 6, 2013 (File No. 001-34666)).

10.9
Lease Agreement, dated December 17, 2013, between Registrant and The Campus Carlsbad, LLC (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on February 7, 2014 (File No. 001-34666)).

10.10
First Amendment to Lease, dated May 6, 2015, between Registrant, on the one hand, and Brookwood CB I, LLC and Brookwood CB II, LLC, as tenants in common and successors-in-interest to The Campus Carlsbad, LLC, on the other hand (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015 (File No. 333-34666)).

10.11
Lease Agreement, dated November 11, 2015, between Registrant and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed on February 17, 2016).

+10.12
Employment Promotion Letter, dated February 11, 2016, between the Registrant and Connie Kwong (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q filed on May 9, 2016).

10.13
Debt Commitment Letter by and among MaxLinear, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, and Deutsche Bank Securities Inc., dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 31, 2017 (File No. 001-34666)).

10.14
Credit Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by references to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

Exhibit Number	Exhibit Title
10.15
Security Agreement, dated as of May 12, 2017, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by references to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 12, 2017 (File No. 001-34666)).

+10.16
Employment Offer Letter, dated June 7, 2018, between the Registrant and Steven Litchfield (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

+10.17
Employment Offer Letter, dated June 27, 2018, between the Registrant and Michael Bollesen (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 10-Q filed on August 7, 2018 (File No. 001-34666)).

+10.18
Form of Change in Control Agreement for Chief Executive Officer and Chief Financial Officer, as amended (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 19, 2018 (File No. 001-34666)).

+10.19	Form of Change in Control Agreement for Executive Officers, as amended (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+10.20
Executive Incentive Bonus Plan, as amended on December 13, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).

+10.21	Clawback Policy, as adopted on December 13, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+†10.22
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on July 25, 2019 (File No. 001-34666)).

10.23
Debt Commitment Letter by and among MaxLinear, Inc., MUFG Union Bank, and Wells Fargo Bank, N.A. dated as of April 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 6, 2020 (File No. 001-34666)).

10.24
Incremental Amendment No. 1, dated as of July 31, 2020, by and among MaxLinear, the guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as administrative agent, and MUFG as collateral agent.

10.25
Incremental Amendment No. 1, dated as of July 31, 2020, by and among MaxLinear, the guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as administrative agent, and MUFG as collateral agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2021)

10.26
Credit Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

10.27
Security Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

*11.1	Statement re computation of income (loss) per share (included in Part IV, Item 14 of this Form 10-K).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Title
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan.

†	Confidential treatment has been requested and received for certain portions of these exhibits.
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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	February 2, 2022		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President, Chief Executive Officer, and Director	February 2, 2022
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	February 2, 2022
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 2, 2022
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 2, 2022
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	February 2, 2022
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	February 2, 2022
Carolyn D. Beaver

/s/ GREGORY P. DOUGHERTY	Director	February 2, 2022
Gregory P. Dougherty

/s/ TSU-JAE KING LIU, Ph.D.	Director	February 2, 2022
Tsu-Jae King Liu, Ph.D.

/s/ ALBERT J. MOYER	Director	February 2, 2022
Albert J. Moyer

/s/ DONALD E. SCHROCK	Director	February 2, 2022
Donald E. Schrock

/s/ THEODORE TEWKSBURY, Ph.D.	Director	February 2, 2022
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 2, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
•Testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of its inventories; and
•Testing the design and operating effectiveness of internal controls over the inventory valuation adjustments, including management’s review of the demand forecast and significant adjustments to the inventory valuation calculation.

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
◦Forecasts of future information used in other areas to evaluate completeness and consistency;
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
Newport Beach, California
February 2, 2022

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$130,572	$148,901
Short-term restricted cash	105	115
Accounts receivable, net	119,724	67,442
Inventory	131,703	97,839
Prepaid expenses and other current assets	22,000	47,421
Total current assets	404,104	361,718
Long-term restricted cash	1,061	1,018
Property and equipment, net	60,924	39,470
Leased right-of-use assets	27,269	21,886
Intangible assets, net	152,540	207,266
Goodwill	306,668	302,828
Deferred tax assets	89,168	86,065
Other long-term assets	8,650	2,191
Total assets	$1,050,384	$1,022,442
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,976	$32,751
Accrued price protection liability	40,509	47,766
Accrued expenses and other current liabilities	57,268	105,842
Accrued compensation	56,642	47,302
Total current liabilities	207,395	233,661
Long-term lease liabilities	24,640	20,862
Long-term debt	306,153	363,592
Other long-term liabilities	22,998	13,210
Total liabilities	561,186	631,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 76,778 shares issued and outstanding at December 31, 2021 and 74,536 shares issued and outstanding December 31, 2020	8	7
Additional paid-in capital	657,485	602,064
Accumulated other comprehensive income	2,125	1,435
Accumulated deficit	(170,420)	(212,389)
Total stockholders’ equity	489,198	391,117
Total liabilities and stockholders’ equity	$1,050,384	$1,022,442

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$892,398	$478,596	$317,180
Cost of net revenue	396,566	265,798	149,495
Gross profit	495,832	212,798	167,685
Operating expenses:
Research and development	278,440	179,993	98,344
Selling, general and administrative	149,943	130,025	88,762
Impairment losses	—	86	—
Restructuring charges	2,204	3,833	2,636
Total operating expenses	430,587	313,937	189,742
Income (loss) from operations	65,245	(101,139)	(22,057)
Interest income	78	409	775
Interest expense	(12,996)	(12,952)	(11,133)
Loss on extinguishment of debt	(5,221)	—	—
Other income (expense), net	764	(1,170)	(69)
Total other income (expense), net	(17,375)	(13,713)	(10,427)
Income (loss) before income taxes	47,870	(114,852)	(32,484)
Income tax provision (benefit)	5,901	(16,259)	(12,586)
Net income (loss)	$41,969	$(98,593)	$(19,898)
Net income (loss) per share:
Basic	$0.55	$(1.35)	$(0.28)
Diluted	$0.53	$(1.35)	$(0.28)
Shares used to compute net income (loss) per share:
Basic	76,037	73,133	71,005
Diluted	79,679	73,133	71,005

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$41,969	$(98,593)	$(19,898)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $93 in 2021, expense of $216 in 2020 and expense of $136 in 2019	(242)	1,010	160
Net actuarial gain on pension and other defined benefit plans, net of tax expense of $792 in 2021 and $0 in 2020	932	1,172	—
Unrealized gain (loss) on interest rate swap, net of tax expense of $0 in 2021, tax expense of $8 in 2020, and tax benefit of $341 in 2019	—	225	(1,319)
Less: Reclassification adjustments of unrealized gain on interest rate swap, net of tax of $0 in 2020	—	(85)	—
Unrealized gain (loss) on interest rate swap, net of tax	—	140	(1,319)
Other comprehensive income (loss)	690	2,322	(1,159)
Total comprehensive income (loss)	$42,659	$(96,271)	$(21,057)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	69,551	$7	$493,287	$272	$(93,630)	$399,936
Common stock issued pursuant to equity awards, net	2,132	—	140	—	—	140
Employee stock purchase plan	248	—	4,109	—	—	4,109
Stock-based compensation	—	—	32,060	—	—	32,060
Cumulative effect of adoption of new accounting principles	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	(1,159)	—	(1,159)
Net loss	—	—	—	—	(19,898)	(19,898)
Balance at December 31, 2019	71,931	7	529,596	(887)	(113,796)	414,920
Common stock issued pursuant to equity awards, net	1,515	—	3,997	—	—	3,997
Common stock issued for merger, net	804	—	17,080	—	—	17,080
Employee stock purchase plan	286	—	3,794	—	—	3,794
Stock-based compensation	—	—	47,597	—	—	47,597
Other comprehensive income	—	—	—	2,322	—	2,322
Net loss	—	—	—	—	(98,593)	(98,593)
Balance at December 31, 2020	74,536	7	602,064	1,435	(212,389)	391,117
Repurchase of common stock	(455)	—	(23,548)	—	—	(23,548)
Common stock issued pursuant to equity awards, net	2,501	1	14,613	—	—	14,614
Employee stock purchase plan	196	—	4,998	—	—	4,998
Stock-based compensation	—	—	59,358	—	—	59,358
Other comprehensive income	—	—	—	690	—	690
Net income	—	—	—	—	41,969	41,969
Balance at December 31, 2021	76,778	$8	$657,485	$2,125	$(170,420)	$489,198
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$41,969	$(98,593)	$(19,898)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	91,792	76,513	66,401
Impairment losses	—	86	—
Inventory fair value adjustments	—	32,945	—
Amortization of debt issuance costs and accretion of discounts	3,000	2,201	1,577
Stock-based compensation	59,358	47,597	32,060
Deferred income taxes	(3,235)	(18,488)	(15,693)
Loss on disposal of property and equipment	533	—	46
Impairment of leasehold improvements	226	319	1,442
Impairment of leased right-of-use assets	429	1,508	9,240
Loss on extinguishment of debt	5,221	—	—
Gain on extinguishment of lease liabilities	—	—	(10,437)
Loss on foreign currency	634	1,289	760
Excess tax benefits on stock-based awards	(7,415)	(677)	(4,064)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(51,690)	(16,856)	9,090
Inventory	(33,689)	(31,837)	10,195
Prepaid expenses and other assets	24,186	(38,954)	3,805
Leased right-of-use assets	72	441	3,044
Accounts payable, accrued expenses and other current liabilities	12,771	57,094	1,261
Accrued compensation	33,595	32,606	2,021
Accrued price protection liability	(7,320)	34,719	(3,966)
Lease liabilities	(9,905)	(6,386)	(8,142)
Other long-term liabilities	7,701	(1,934)	(394)
Net cash provided by operating activities	168,233	73,593	78,348
Investing Activities
Purchases of property and equipment	(39,176)	(12,487)	(6,887)
Purchases of intangible assets	(7,581)	(2,799)	(86)
Cash used in acquisitions, net of cash acquired	(40,000)	(160,000)	—
Purchases of long-term investments	(5,000)	—	—
Net cash used in investing activities	(91,757)	(175,286)	(6,973)
Financing Activities
Proceeds from the issuance of debt	350,000	175,000	—
Payment of debt issuance cost	(4,173)	(2,696)	—
Repayment of debt	(409,813)	(17,188)	(50,000)
Net proceeds from issuance of common stock	8,780	8,068	8,603
Minimum tax withholding paid on behalf of employees for restricted stock units	(13,149)	(3,535)	(11,986)
Repurchase of common stock	(23,548)	—	—
Net cash provided by (used in) financing activities	(91,903)	159,649	(53,383)
Effect of exchange rate changes on cash and cash equivalents	(2,869)	(1,039)	934
Increase (decrease) in cash, cash equivalents and restricted cash	(18,296)	56,917	18,926
Cash, cash equivalents and restricted cash at beginning of period	150,034	93,117	74,191
Cash, cash equivalents and restricted cash at end of period	$131,738	$150,034	$93,117
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,034	$11,082	$11,259
Cash paid for income taxes	$3,839	$2,822	$4,417
Supplemental disclosures of non-cash activities:
Common stock issued in acquisitions, at fair value	$—	$17,080	$—
Deferred payments of purchase price for acquisitions, at fair value	$—	$34,100	$—
Issuance of shares for payment of bonuses	$23,981	$3,258	$7,632
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In the year ended December 31, 2020, the Company’s revenues were impacted by the novel coronavirus disease, or COVID-19, pandemic. In particular, the Company experienced some negative impact to its revenue and gross profits in the first half of 2020 due to several industry-wide dynamics related to COVID-19 including supply constraints as well as customer requests to temporarily delay shipments. Although the Company has benefited from increased demand for certain of its products from the work-from-home environment in the second half of 2020 and in fiscal year 2021, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with its suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results which may continue into 2023. Heightened volatility, global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

The Company also believes that its $131.7 million of cash and cash equivalents at December 31, 2021 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from COVID-19 and the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of February 2, 2022, the issuance date of this Annual Report on Form 10-K. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remote. The allowance for credit losses as of December 31, 2021 and 2020 and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2021 and 2020, were not material.
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
Impairment of Goodwill and Long-Lived Assets
Goodwill is not amortized but is tested for impairment using either a qualitative assessment, and/or quantitative assessment, which is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. The Company tests by reporting unit, goodwill and other indefinite-lived intangible assets for impairment as of October 31 each year or more frequently if it believes indicators of impairment exist.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

    During the years 2021, 2020, and 2019, the Company recorded impairment of intangible assets of $0, $0.1 million and $0, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
The Company’s revenue is primarily generated from sales of the Company’s integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. The Company recognizes such revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer's rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the Company considers the customer's ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, the Company has elected the practical expedient and does not assess whether a customer contract has a significant financing component.
A five-step approach is applied in the recognition of revenue: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the Company satisfies a performance obligation. Customer purchase orders plus the underlying master sales agreements are considered to be contracts with the customer for purposes of applying the five-step approach.
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time control transfers using the expected value method based on the Company’s analysis of actual price adjustment claims by distributors and historical product return rates, and then reassessed at the end of each reporting period. The Company also considers whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of the Company's sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If the Company's current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under the Company's general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of the Company’s customers resell the Company’s product as part of their product and thus are tax-exempt; however, to the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price such taxes.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period. The Company has also elected to record sales commissions when incurred, as the period over which the sales commission asset that would have been recognized is less than one year.
Customer contract liabilities consist primarily of obligations to deliver rebates to customers in the form of units of products which are included in accrued expenses and other current liabilities in the consolidated balance sheets. Other obligations to customers consist of estimates of price protection rights offered to the Company’s end customers, which are included in accrued price protection liability in the consolidated balance sheets, as well as price adjustments expected to be claimed by the distributor upon sell-through of the products to their customers, and amounts expected to be returned by distributors under stock rotation rights, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. The Company also records a right of return asset, consisting of amounts representing the products the Company expects to receive from customers in returns, which is included in inventory in the consolidated balance sheets, and is typically settled within six months of transfer of control to the customer, or the period over which stock rotation rights are based. Upon lapse of the time period for stock rotations, or the contractual end to price protection and rebate programs, which is approximately one to two years, and when the Company believes unclaimed amounts are no longer subject to payment and will not be paid, any remaining asset or liability is derecognized by an offsetting entry to cost of net revenue and net revenue. For additional disclosures regarding contract liabilities and other obligations to customers, see Note 12.
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional cost of net revenue may be required in future periods. As of December 31, 2021 and 2020, the Company has warranty reserves of $0.8 million and $0.7 million, respectively, based on the Company’s estimates.
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
Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), net of tax, such as foreign currency translation gains and losses and change in fair value of projected benefit obligation for defined benefit plans.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions related to the approach for intraperiod tax allocation, recognition of deferred tax liabilities for outside basis differences and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update are effective for the Company beginning with fiscal year 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations as of and for the year ended December 31, 2021.
In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update are effective for the Company beginning with fiscal year 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s financial disclosures as of and for the year ended December 31, 2021.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments are effective for the Company beginning with fiscal year 2023. The impact of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in 2023 and beyond.
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
The table below presents the computation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$41,969	$(98,593)	$(19,898)
Denominator:
Weighted average common shares outstanding—basic	76,037	73,133	71,005
Dilutive common stock equivalents	3,642	—	—
Weighted average common shares outstanding—diluted	79,679	73,133	71,005
Net income (loss) per share:
Basic	$0.55	$(1.35)	$(0.28)
Diluted	$0.53	$(1.35)	$(0.28)

For each of the years ended December 31, 2021, 2020, and 2019, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 0.07 million for 2021, 3.2 million for 2020 periods, and 2.5 million for 2019 from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Business Combinations
Acquisition of the Wi-Fi and Broadband assets business

On July 31, 2020, the Company and certain of its designated subsidiaries completed their acquisition of the Home Gateway Platform Division, which the Company refers to as the Wi-Fi and Broadband assets business, pursuant to an Asset Purchase Agreement with Intel Corporation, or Intel, dated April 5, 2020 (the “Asset Purchase Agreement”), and related agreements. The Company paid cash consideration of $150.0 million for the purchase of certain assets of the Wi-Fi and Broadband assets business, and assumed certain liabilities related to specified employment matters. The transaction was funded with a portion of the net proceeds from a secured incremental term loan with an aggregate principal amount of $175.0 million (Note 8). The acquired assets and assumed liabilities, together with the employees who joined the Company and its subsidiaries as a result of the transaction, represent a business as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and rehired employees into the Company’s existing business and has completed its purchase price allocation accounting associated with this acquisition.
Acquisition of NanoSemi, Inc.
On September 9, 2020, the Company completed its acquisition of NanoSemi, Inc. or NanoSemi, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with NanoSemi, dated September 9, 2020. The initial closing transaction consideration consisted of $10.0 million in cash and 804,163 shares of MaxLinear’s common stock. In addition, in the year ended December 31, 2021, the NanoSemi stockholders received $35.0 million in cash payments that were deferred as of the acquisition date, and certain NanoSemi stockholders may also receive up to an additional $35.0 million in potential contingent consideration, subject to the acquired business’s satisfying certain financial objectives from July 1, 2020 through December 31, 2022. The stock consideration was issued in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. In connection with the acquisition, MaxLinear agreed to provide the NanoSemi stockholders with certain registration rights with respect to the shares of MaxLinear common stock they received in the acquisition. The Company has integrated NanoSemi into the Company's existing business and has completed its purchase price allocation accounting associated with this acquisition.
Acquisition of Company X
On December 8, 2021, the Company completed its acquisition of a business, or Company X, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”). The initial closing transaction consideration consisted of $5.0 million in cash. In addition, their stockholders may receive up to an additional $3.0 million in potential contingent consideration, subject to the acquired business satisfying certain financial and personnel objectives by March 31, 2023.

Company X is headquartered in Chennai, India and operates as a WiFi solutions and service provider.
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire Company X (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$5,000
Contingent consideration(1)	2,700
Total purchase price	7,700
_________________
(1) The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $3.0 million in payments subject to the acquired business’s satisfying certain financial and personnel objectives by March 31, 2023 under the Purchase Agreement. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.

Preliminary Purchase Price Allocation
A preliminary allocation of purchase price as of the December 8, 2021 acquisition closing date based upon an estimate of

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily includes $4.4 million in identifiable intangible assets, and $0.5 million in net operating liabilities, with $3.8 million in goodwill:
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Category	Estimated Life in Years	Fair Value
Finite-lived intangible assets:
Licensed technology	3	$4,400
Total identifiable intangible assets acquired		$4,400
Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for the Wi-Fi and Broadband assets business, NanoSemi, and Company X, and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets, inventory, and property and equipment for the Wi-Fi and Broadband assets business and NanoSemi, and identifiable intangible assets for Company X, the portions of the purchase consideration for NanoSemi that were initially deferred and were subsequently paid to NanoSemi stockholders in the year ended December 31, 2021, as described above, and contingent consideration for NanoSemi and Company X. Certain stockholders that are employees of NanoSemi and Company X were not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration were accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of the Wi-Fi and Broadband assets business, NanoSemi, and Company X with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of December 31, 2020 for the Wi-Fi and Broadband assets business and NanoSemi, and the final purchase price allocations reflected as of December 31, 2021.
The fair value of the identified intangible assets acquired from the Wi-Fi and Broadband assets business, NanoSemi and Company X was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed and licensed technology, IPR&D and backlog assets was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology and IPR&D intangible assets were the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine the unique technological innovations, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility and the complexity, cost, and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Developed technology began amortization immediately upon the closing of the transaction and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.

In connection with the acquisition of the Wi-Fi and Broadband assets business, the Company has assumed liabilities which primarily consist of accrued employee compensation and benefits in jurisdictions where such transfer is required either by law or by work council agreement. In connection with the acquisition of NanoSemi and Company X, the Company assumed certain operating liabilities. The liabilities assumed in these acquisitions are included in the respective purchase price allocations above.

Goodwill recorded in connection with the Wi-Fi and Broadband assets business, NanoSemi and Company X was $23.4 million, $41.1 million, and $3.8 million respectively. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Employee separation expenses	$1,273	$1,620	$1,150
Lease related charges	608	1,998	1,301
Other	323	215	185
	$2,204	$3,833	$2,636
Lease related charges for the year ended December 31, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively.
Lease related charges for the year ended December 31, 2020 included the impairment of leased right-of-use assets of $1.5 million related to a reduction in expected cash inflows from subleases.
Lease related and other charges for the year ended December 31, 2019 primarily related to exiting certain redundant facilities.
The following table presents a roll-forward of the Company’s restructuring liability for the year ended December 31, 2021 and 2020. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2019	$—	$818	$19	$837
Restructuring charges	1,620	1,998	215	3,833
Cash payments	(2,165)	(322)	(36)	(2,523)
Reimbursement due from Intel (Note 6)	4,415	—	—	4,415
Non-cash charges and adjustments	(596)	(1,774)	(195)	(2,565)
Liability as of December 31, 2020	$3,274	$720	$3	$3,997
Restructuring charges	1,273	608	323	2,204
Cash payments	(1,833)	(329)	(25)	(2,187)
Reimbursement from Intel	(2,711)			(2,711)
Non-cash charges and adjustments	(3)	(555)	(301)	(859)
Liability as of December 31, 2021	—	444	—	444
Less: current portion as of December 31, 2021	—	(320)	—	(320)
Long-term portion as of December 31, 2021	$—	$124	$—	$124

As of December 31, 2021, the remaining lease related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.

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

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$302,828	$238,330
Acquisitions (Note 3)	3,840	64,498
Ending balance	$306,668	$302,828

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
As a result of the Company's impairment assessment, no goodwill impairment was recognized as of October 31, 2021. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the years ended December 31, 2021, 2020, and 2019, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		December 31, 2021			December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.0	$16,850	$(2,218)	$14,632	$4,869	$(2,006)	$2,863
Developed technology	7.0	308,661	(189,244)	119,417	304,061	(146,252)	157,809
Trademarks and trade names	6.2	14,800	(11,221)	3,579	14,800	(8,818)	5,982
Customer relationships	5.0	128,800	(116,847)	11,953	128,800	(96,047)	32,753
Non-compete covenants	—	—	—	—	1,100	(1,100)	—
Backlog	2.4	1,300	(941)	359	1,300	(641)	659
	6.2	$470,411	$(320,471)	$149,940	$454,930	$(254,864)	$200,066

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of net revenue	$43,078	$37,784	$33,932
Research and development	4	5	48
Selling, general and administrative	23,625	23,529	23,035
	$66,707	$61,318	$57,015

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$200,066	$187,971
Acquisitions (Note 3)	4,400	70,700
Additions	7,581	2,799
Amortization	(66,707)	(61,318)
Impairment losses	—	(86)
Ending balance	$149,940	$200,066
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the years ended December 31, 2021 and 2019, no impairment losses related to finite-lived intangible assets were recognized. During the year ended December 31, 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0.1 million, which was attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2021:

Amount
(in thousands)
2022	$51,471
2023	39,677
2024	24,100
2025	12,658
2026	11,547
Thereafter	10,487
Total	$149,940

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to indefinite-lived intangible assets:

	Years Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$7,200	$—
Acquisitions (Note 3)	—	7,200
Transfers to developed technology from IPR&D	(4,600)	—
Ending balance	$2,600	$7,200
The Company performs its annual assessment of indefinite-lived intangible assets on October 31st each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2021, no indicators of impairment were identified. During the years ended December 31, 2021, 2020, and 2019, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
The composition of financial instruments were as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,700	$—

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
The contingent consideration liability is associated with the Company’s acquisition of Company X (Note 3) and is classified as a Level 3 financial instrument that is subject to the acquired business’s satisfaction of certain financial and personnel objectives by March 31, 2023, under the Purchase Agreement. The fair value of the contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives under various possible contingent consideration events and (2) a probability based methodology using management's inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which combined may result in up to $3.0 million in total payments to the acquired business. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

The following are the financial instruments that are measured on a recurring basis. The contingent consideration liability, a Level 3 financial instrument, was $2.7 million as of December 31, 2021.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for the contingent consideration:

	Fair Value at December 31,
	2021	2020
	(in thousands)
Contingent consideration
Beginning balance	$—	$—
Acquisitions (Note 3)	2,700	—
Payments	—	—
Gain (loss) recognized in earnings	—	—
Ending balance	$2,700	$—
Net loss for the period included in earnings attributable to contingent consideration held at the end of the period	$—	$—

Interest rate swap
Beginning balance	$—	$(37)
Unrealized gain (loss) recognized in other comprehensive income (loss)	—	122
Gain recognized in earnings	—	(85)
Ending balance	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2021 and 2020.
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

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$130,572	$148,901
Short-term restricted cash	105	115
Long-term restricted cash	1,061	1,018
Total cash, cash equivalents and restricted cash	$131,738	$150,034
As of December 31, 2021 and December 31, 2020, cash and cash equivalents included money market funds of approximately $20.4 million. As of December 31, 2021 and December 31, 2020, the Company has restricted cash of approximately $1.2 million and $1.1 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Work-in-process	$72,369	$35,852
Finished goods	59,334	61,987
	$131,703	$97,839
Prepaid and other current assets consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$12,194	$7,674
Other receivables	—	32,762
Other current assets	9,806	6,985
	$22,000	$47,421

As of December 31, 2020, other receivables of $32.8 million consisted of amounts due from Intel of $28.4 million for amounts collected on the Company’s behalf from customers on sales of the Company’s products under the transition services agreement and of $4.4 million for reimbursement of certain severance-related costs pursuant to the Asset Purchase Agreement (Note 3).
Property and equipment, net consists of the following:

	Useful Life (in Years)	December 31, 2021	December 31, 2020
		(in thousands)
Furniture and fixtures	5	$3,917	$2,524
Machinery and equipment	3-5	65,004	55,456
Masks and production equipment	2-5	32,099	19,205
Software	3	8,763	7,194
Leasehold improvements	1-5	30,889	16,871
Construction in progress	N/A	4,647	8,050
		145,319	109,300
Less: accumulated depreciation and amortization		(84,395)	(69,830)
		$60,924	$39,470

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $17.7 million, $11.3 million and $7.3 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in other long-term assets is an investment in a privately held entity of $5.0 million as of December 31, 2021. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investment as a financial instrument. Given that there is not a readily determinable fair value, the Company is electing to measure such investment at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
Accrued price protection liability consists of the following activity:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$47,766	$12,557
Charged as a reduction of revenue	81,116	48,942
Reversal of unclaimed rebates	—	(159)
Payments	(88,373)	(13,574)
Ending balance	$40,509	$47,766
Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred purchase price payments	$—	$34,484
Payables under transition services agreement	—	17,420
Accrued technology license payments	7,337	5,821
Accrued professional fees	3,651	2,620
Accrued engineering and production costs	2,934	3,448
Accrued restructuring	320	3,628
Accrued royalty	2,080	1,965
Short-term lease liabilities	8,888	8,144
Accrued customer credits	5,136	1,135
Income tax liability	7,105	1,193
Customer contract liabilities	1,044	29
Accrued obligations to customers for price adjustments	6,721	10,277
Accrued obligations to customers for stock rotation rights	2,847	2,036
Other	9,205	13,642
	$57,268	$105,842
As of December 31, 2020, payables under transition services agreement of $17.4 million consisted of amounts due to Intel of approximately $9.1 million for purchases of inventory and $8.3 million for other operating expenses incurred under the transition services agreement.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Interest Rate Hedge	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2019	$(747)	$(140)	$—	$(887)
Other comprehensive income (loss) before reclassifications, net of tax	1,010	225	1,172	2,407
Amounts reclassified, net of tax	—	(85)	—	(85)
Net current period other comprehensive income (loss)	1,010	140	1,172	2,322
Balance at December 31, 2020	263	—	1,172	1,435
Other comprehensive income (loss) before reclassifications, net of tax	(242)	—	932	690
Balance at December 31, 2021	$21	$—	$2,104	$2,125

8. Debt and Interest Rate Swap

Debt

The carrying amount of the Company’s long-term debt consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$310,000	$—
Initial term loan under May 12, 2017 credit agreement	—	212,000
Incremental term loan under May 12, 2017 credit agreement, as amended	—	157,812
Total principal balance	310,000	369,812
Less:
Unamortized debt discount	(816)	(1,767)
Unamortized debt issuance costs	(3,031)	(4,453)
Net carrying amount of long-term debt	306,153	363,592
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$306,153	$363,592
As of December 31, 2021 and December 31, 2020, the weighted average effective interest rate on aggregate debt was approximately 3.2% and 4.4%, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized total amortization of debt discount and debt issuance costs of $1.3 million, $1.5 million, and $1.2 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of December 31, 2021 and December 31, 2020 was $311.0 million and $376.1 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of December 31, 2021, the outstanding principal balance of $310.0 million is due in full on June 23, 2028 upon maturity of the loan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement

On June 23, 2021, the Company entered into a Credit Agreement (the “June 23, 2021 Credit Agreement”), by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2021, the Revolving Facility was undrawn.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of December 31, 2021, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the settlement of the indebtedness under the May 12, 2017 Credit Agreement, in the year ended December 31, 2021, the Company recognized an aggregate loss on debt extinguishment of $5.2 million consisting of unamortized debt issuance costs and discounts.

Interest Rate Swap
In November 2017, the Company entered into a fixed-for-floating interest rate swap with an amortizing notional amount to swap a substantial portion of variable rate LIBOR interest payments under its initial term loan for fixed interest payments bearing an interest rate of 1.74685% through the expiration of the swap in October 2020. The Company’s then outstanding initial term loan was still subject to a 2.5% fixed applicable margin during the term of the loan. The interest rate swap was designated as a cash flow hedge of a portion of floating rate interest payments on the initial term loan and effectively fixed the interest rate on a substantial portion of the Company’s then outstanding long-term debt at approximately 4.25% until the expiration of the swap in October 2020. Accordingly, the Company applied cash flow hedge accounting to the interest rate swap and it was recorded at fair value as an asset or liability and the effective portion of changes in the fair value of the interest rate swap, as measured quarterly, were reported in other comprehensive income (loss) until expiration of the swap. The change in fair value related to the interest rate swap asset included in other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 was a $0.0 million increase, a $0.1 million increase, and a $1.7 million decrease in fair value, respectively. Upon expiration of the interest rate swap, a total $0.1 million of unrealized gain was recorded in interest income and included in gain/loss on foreign currency and other in the statement of cash flows at December 31, 2020.

9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At December 31, 2021, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.
2010 Equity Incentive Plan
The 2010 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s common stock; four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a period of four years and the term can be from seven to ten years.
The 2010 plan, as amended, contains a clawback policy, which requires the Company's executive officers to repay to MaxLinear certain incentive compensation if (i) the Company restates its financial statements as a result of a material error or due to material non-compliance with reporting requirements under applicable law; (ii) no more than three (3) years have

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021, the number of shares of common stock available for future issuance under the 2010 Plan was 15,116,743 shares.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company’s board of directors or a committee appointed by the Company’s board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2021, the number of shares of common stock available for future issuance under the ESPP was 4,101,642 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2021 and March 2020, the Company issued 0.5 million and 0.2 million freely-tradable shares, respectively, of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2020 and 2019 performance periods. At December 31, 2021, the Company has an accrual of $41.5 million for bonus awards for employees for year-to-date achievement in the 2021 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of net revenue	$620	$577	$557
Research and development	30,364	22,252	16,545
Selling, general and administrative	28,374	24,172	14,938
Restructuring expense	—	596	—
	$59,358	$47,597	$32,040
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2021 was $85.5 million, and the weighted average period over which these equity awards are expected to vest is 2.44 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2021 was $15.1 million, and the weighted average period over which these equity awards are expected to vest is 0.90 years. The total unrecognized compensation cost related to unvested stock options as of December 31, 2021 was $0.3 million, and the weighted average period over which these equity awards are expected to vest is 0.51 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	5,832	$20.05
Granted	2,233	39.16
Vested	(2,168)	26.16
Canceled	(664)	24.28
Outstanding at December 31, 2021	5,233	$25.14
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
As of December 31, 2021, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	1,722	$13.97
Granted(1)	599	35.10
Vested	(311)	16.74
Canceled	(5)	35.72
Outstanding at December 31, 2021	2,005	$19.80
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2021, there were 195,752 shares of common stock purchased under the ESPP at a weighted average price of $25.53. During the year ended December 31, 2020, there were 285,633 shares of common stock purchased under the ESPP at a weighted average price of $13.29.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share	$10.85 - 18.82	$6.41 - 8.66	$5.48 - 6.61
Risk-free interest rate	0.04 - 0.06%	0.12 - 0.15%	1.59% - 2.43%
Dividend yield	—%	—%	—%
Expected life (in years)	0.50	0.50	0.50
Volatility	43.83 - 61.1%	59.72 - 93.25%	40.47 - 43.14%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	797	$14.67
Exercised	(380)	12.04
Outstanding at December 31, 2021	417	$17.05	3.28	$24,355
Vested and expected to vest at December 31, 2021	417	$17.05	3.28	$24,355
Exercisable at December 31, 2021	369	$16.87	3.24	$21,571
No stock options were granted by the Company during the years ended December 31, 2021 and 2020.

The intrinsic value of stock options exercised during 2021, 2020, and 2019 was $9.8 million, $4.9 million, and $22.2 million, respectively. Cash received from exercise of stock options was $4.2 million, $4.4 million and $4.5 million during the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years ended December 31, 2021, 2020, and 2019, respectively. The tax benefit from stock options exercised was $14.4 million, $5.2 million and $20.7 million during the years ended December 31, 2021, 2020, and 2019, respectively.
10. Income Taxes
The domestic and international components of income (loss) before income taxes are presented as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$(31,975)	$(112,778)	$(61,893)
Foreign	79,845	(2,074)	29,409
Income (loss) before income taxes	$47,870	$(114,852)	$(32,484)
The income tax provision (benefit) consists of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$498	$(176)	$1,604
State	84	12	16
Foreign	7,630	2,687	1,560
Total current	8,212	2,523	3,180
Deferred:
Federal	5,108	(18,595)	(13,793)
State	(4,506)	(705)	(1,829)
Foreign	484	8,025	1,095
Change in valuation allowance	(3,397)	(7,507)	(1,239)
Total deferred	(2,311)	(18,782)	(15,766)
Total income tax provision (benefit)	$5,901	$(16,259)	$(12,586)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Provision (benefit) at statutory rate	$10,071	$(24,119)	$(6,821)
State income taxes (net of federal benefit)	62	9	11
Research and development credits	(10,441)	(6,521)	(7,815)
Foreign rate differential	(10,063)	2,354	(4,489)
Stock compensation	4,029	5,425	(2,750)
Foreign income inclusion	14,119	1,446	3,936
Provision to return	(263)	(286)	1,887
Uncertain tax positions	1,072	222	1,244
Permanent and other	726	131	716
Foreign unremitted earnings	(59)	(233)	(103)
Transaction costs	45	883	—
Attribute expirations	—	11,937	2,837
Valuation allowance	(3,397)	(7,507)	(1,239)
Total income tax provision (benefit)	$5,901	$(16,259)	$(12,586)
The components of the deferred income tax assets are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$46,062	$65,790
Research and development credits	88,778	79,019
Foreign tax credits	7,695	5,728
Accrued expenses and other	2,748	5,941
Lease obligation	1,041	1,731
Accrued compensation	5,057	4,442
Stock-based compensation	8,014	5,415
	159,395	168,066
Less valuation allowance	(68,151)	(71,811)
	91,244	96,255
Deferred tax liabilities:
Fixed assets	(701)	(42)
Leased right-of-use assets	(735)	(1,099)
Intangible assets	(640)	(9,049)
Pension liability	(792)	—
Net deferred tax assets	$88,376	$86,065
At December 31, 2021, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $187.9 million, $79.8 million and $0, respectively. The federal and state tax loss carryforwards will begin to expire in 2024 and 2029, and foreign tax loss will not expire, unless previously utilized.
At December 31, 2021, the Company had federal, state and foreign tax credit carryforwards of approximately $56.7 million, $95.6 million and $1.8 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022 and 2026, respectively, unless previously utilized. The state tax credit carryforwards do not expire. The Company also has foreign incentive deductions of approximately $6.7 million that do not expire.
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
The Company recorded an income tax provision of $5.9 million in the year ended December 31, 2021 and an income tax benefit of $16.3 million in the year ended December 31, 2020.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2021 resulted primarily from a tax on global intangible low-taxed income (“GILTI”) and non-deductible foreign stock-based compensation, offset by a benefit related to research and development tax credits, foreign earnings taxed at rates other than the federal statutory rate and the effect of a release of valuation allowance against certain Singapore deferred tax assets pertaining to usage of net operating losses.

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2020 resulted primarily from foreign earnings taxed at rates other than the federal statutory rate, a benefit related to release of uncertain tax positions under ASC 740-10, and excess tax benefits related to stock-based compensation.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are de-recognized in the first financial reporting period in which that threshold is no longer met. The Company records potential penalties and interest accrued related to unrecognized tax benefits within the consolidated statements of operations as income tax expense.

During the year ended December 31, 2021, the Company’s unrecognized tax benefits increased by $1.9 million. At December 31, 2021, the Company’s unrecognized tax benefits totaled $65.7 million, $55.9 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The unrecognized tax benefits are not expected to materially change in next 12 months. At December 31, 2021, the Company had accrued approximately $0.5 million of interest and penalties. The total amounts of interest and penalties recognized for the years ended December 31, 2021, 2020 and 2019 were not material.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes to the unrecognized tax benefits during 2021, 2020, and 2019:

(in thousands)
Balance as of December 31, 2018	$61,470
Additions based on tax positions related to the current year	1,678
Decreases based on tax positions of prior year	(1,121)
Balance as of December 31, 2019	62,027
Additions based on tax positions related to the current year	1,506
Additions related to acquisitions	1,154
Decreases based on tax positions of prior year	(922)
Balance as of December 31, 2020	63,765
Additions based on tax positions related to the current year	3,366
Additions related to acquisitions	241
Decreases based on tax positions of prior year	(1,688)
Balance as of December 31, 2021	$65,684

The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2021, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2018, 2017, and 2016, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2022 and may be extended through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. Due to the valuation allowance in Singapore in 2020 and prior, the incentive did not have a material impact on the Company's income tax provision in 2020 and 2019. Due to the valuation allowance release in 2021 and the Company's use of loss carry forwards, the Company recorded a tax benefit in the current year at the incentive rate, net of any expected tax payable. Without the incentive rate, deferred taxes and the valuation allowance release would have provided an overall tax benefit, net of any current period payable.
11. Concentration of Credit Risk, Significant Customers and Geographic Information
Concentration of Credit Risk
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

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Year Ended December 31,
	2021	2020	2019
Percentage of total net revenue
Customer A (direct)	15%	15%	14%
Customer B (direct)	11%	13%	*
____________________________
*    Represents less than 10% of total net revenue for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	December 31,	December 31,
	2021	2020
Percentage of gross accounts receivable
Customer B (direct)	14%	17%
Customer C (direct)	17%	*
Customer D (distributor)	*	13%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Year Ended December 31,
	2021	2020	2019
Vendor A	38%	34%	*
Vendor B	22%	20%	14%
Vendor C	12%	*	17%
Vendor D	*	11%	13%
Vendor E	*	*	15%
* Represents less than 10% of the inventory purchases for the respective period.

Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$736,808	83%	$393,579	82%	$265,122	84%
United States	35,978	4%	15,501	3%	13,984	4%
Rest of world	119,612	13%	69,516	15%	38,074	12%
Total	$892,398	100%	$478,596	100%	$317,180	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Years Ended December 31,
	2021	2020	2019
Percentage of total net revenue
Hong Kong	40%	42%	46%
China	12%	17%	14%
Vietnam	13%	*	*
____________________________
*    Represents less than 10% of total revenue for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	December 31,		December 31,
	2021		2020
	Amount	% of total	Amount	% of total
United States	$382,650	70%	$403,071	72%
Singapore	122,474	22%	136,967	24%
Rest of world	42,277	8%	31,412	5%
Total	$547,401	100%	$571,450	100%

12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2021	2020	2019

Broadband	$492,482	$244,424	$119,320
% of net revenue	55%	51%	38%
Connectivity	149,285	70,739	85,369
% of net revenue	17%	15%	27%
Infrastructure	119,421	76,166	79,137
% of net revenue	13%	16%	25%
Industrial and multi-market	131,210	87,267	33,354
% of net revenue	15%	18%	11%
Total net revenue	$892,398	$478,596	$317,180
Revenues from sales through the Company’s distributors accounted for 47% , 49% and 52% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively.
Contract Liabilities
As of December 31, 2021, customer contract liabilities consisted primarily of advanced payments received for which performance obligations have not been completed of approximately $1.0 million. As of December 31, 2020, customer contract liabilities consisted of estimates of obligations to deliver rebates to customers in the form of units of products and were approximately $0.03 million. Revenue recognized in each of the years ended December 31, 2021, 2020, and 2019 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the years ended December 31, 2021, 2020, and 2019, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2021 and December 31, 2020, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $40.5 million and $47.8 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of December 31, 2021 were $6.7 million and $2.8 million, respectively, and as of December 31, 2020 were $10.3 million and $2.0 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase or decrease in revenue in the years ended December 31, 2021, 2020, and 2019 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of December 31, 2021 and December 31, 2020, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $1.1 million and $0.6 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of December 31, 2021 and December 31, 2020, there were no impairment losses recorded on customer accounts receivable.

13. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2021 and December 31, 2020, the weighted average discount rate for operating leases was 3.6% and 4.0%, respectively, and the weighted average remaining lease term for operating leases was 4.6 years and 4.6 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of December 31, 2021:

Operating Leases
(in thousands)
2022	$9,930
2023	7,096
2024	5,964
2025	5,635
2026	4,352
Thereafter	3,257
Total minimum payments	36,234
Less: imputed interest	(2,707)
Less: unrealized translation loss	—
Total lease liabilities	33,528
Less: short-term lease liabilities	(8,888)
Long-term lease liabilities	$24,640

Operating lease cost was $9.4 million, $5.2 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term lease costs for each of the years ended December 31, 2021, 2020, and 2019, respectively, were not material. There were $13.2 million, $15.9 million, and $0.5 million of right-of-use assets obtained in exchange for new lease liabilities for the years ended December 31, 2021, 2020, and 2019, respectively, including $0.05 million and $1.8 million from acquisitions in 2021 and 2020, respectively.
14. Employee Retirement Plans
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
Pension and Other Defined Benefit Retirement Obligations

In connection with the July 31, 2020 acquisition of the Wi-Fi and Broadband assets business (Note 3), the Company assumed an obligation of $7.9 million of the Wi-Fi and Broadband assets business associated with certain defined benefit retirement plans, including a pension plan. As of December 31, 2021 and December 31, 2020, the defined benefit obligation was $4.5 million and $6.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.5 million and $0.2 million, respectively for the years ended December 31, 2021 and 2020, respectively, and were recorded to research and development expenses in the consolidated statements of operations.

Benefit Obligation and Plan Assets for Pension Benefit Plans

The vested benefit obligation for a defined-benefit pension or other retirement plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of separation or retirement.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
	(in thousands)
Changes in projected benefit obligation:
Projected benefit obligation, beginning of period	$12,022	$—
Projected benefit obligation assumed in acquisition	—	13,274
Service cost	442	157
Interest cost	66	59
Actuarial (gain) loss	(1,794)	(1,172)
Benefits paid	(157)	(786)
Currency exchange rate changes	(845)	490
Projected benefit obligation, end of period	9,733	12,022

Changes in fair value of plan assets:
Fair value of plan assets, beginning of period	5,634	—
Plan assets transferred from acquisition	—	5,417
Actual return on plan assets	2	—
Employer contributions	—	—
Currency exchange rate changes	(439)	217
Plan settlements	—	—
Other	—	—
Fair value of plan assets, end of period	5,198	5,634
Net unfunded status	$4,536	$6,388

Amounts recognized in the Consolidated Balance Sheets
Other long-term liabilities	$4,536	$6,388
Accumulated other comprehensive (income) loss, before tax	$(1,724)	$(1,172)

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement. The Company uses the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.

As of December 31, 2021 and 2020, all plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As of December 31, 2021 and 2020, the accumulated benefit obligations were $9.2 million and $11.1 million for the pension plans.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
	(in thousands)
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$9,211	$11,127
Plan assets	$5,198	$5,634

Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$9,733	$12,022
Plan assets	$5,198	$5,634

Assumptions for Pension Benefit Plans

	December 31, 2021	December 31, 2020
(in thousands)
Weighted average actuarial assumptions used to determine benefit obligations
Discount rate	0.8% - 0.9%	0.5% - 0.6%
Rate of compensation increase	2.6% - 3.8%	2.6% - 3.8%

Weighted average actuarial assumptions used to determine costs
Discount rate	0.8% - 0.9%	0.5%- 0.6%
Expected long-term rate of return on plan assets	—%	0.79%
Rate of compensation increase	2.6% - 3.8%	2.6% - 3.8%

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

Estimated Future Benefit Payments for Pension Benefit Plans
At December 31, 2021, the estimated benefit payments over the next five years and beyond are as follows:

Estimated Future Benefit Payments
(in thousands)
2022	$95
2023	18
2024	45
2025	45
2026	80
Thereafter	625
907

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2021, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2022	$141,401	$28,758	$170,159
2023	—	15,410	15,410
2024	—	705	705
2025	—	111	111
Total minimum payments	$141,401	$44,984	$186,385

Other obligations consist of contractual payments due for software licenses.

Our inventory purchase obligations and other obligations increased by $64.7 million to $186.4 million as of December 31, 2021, from $121.7 million as of December 31, 2020 primarily as a result of increased orders of inventory placed with our vendors during the period, partially offset by a decrease in software license obligations.

Jointly Funded Research and Development

In 2021, the Company entered into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, total funds received to date from the other parties of $5.8 million have been recorded in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company currently expects to de-recognize the liabilities when the contingencies associated with the repayment conditions have been resolved.
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
During the year ended December 31, 2021, the Company repurchased 454,372 shares of its common stock at a weighted average price of $51.7998 per share at an aggregate value of approximately $23.5 million under the repurchase program. At December 31, 2021, the aggregate value of common stock repurchased under the program was approximately $23.5 million and approximately $76.5 million remained available for repurchase under the program.