Form 10-Q
period 2022-03-31
MAXLINEAR INC
filed 2022-04-27
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 20, 2022, the registrant had 77,355,084 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$151,111	$130,572
Short-term restricted cash	105	105
Short-term investments	19,051	—
Accounts receivable, net	125,693	119,724
Inventory	139,041	131,703
Prepaid expenses and other current assets	19,575	22,000
Total current assets	454,576	404,104
Long-term restricted cash	1,037	1,061
Property and equipment, net	60,022	60,924
Leased right-of-use assets	32,919	27,269
Intangible assets, net	140,153	152,540
Goodwill	306,713	306,668
Deferred tax assets	82,326	89,168
Other long-term assets	21,381	8,650
Total assets	$1,099,127	$1,050,384
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,214	$52,976
Accrued price protection liability	68,349	40,509
Accrued expenses and other current liabilities	75,553	57,268
Accrued compensation	30,679	56,642
Total current liabilities	234,795	207,395
Long-term lease liabilities	30,208	24,640
Long-term debt	286,298	306,153
Other long-term liabilities	19,980	22,998
Total liabilities	571,281	561,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 77,375 shares issued and outstanding at March 31, 2022 and 76,778 shares issued and outstanding December 31, 2021	8	8
Additional paid-in capital	663,622	657,485
Accumulated other comprehensive income	1,050	2,125
Accumulated deficit	(136,834)	(170,420)
Total stockholders’ equity	527,846	489,198
Total liabilities and stockholders’ equity	$1,099,127	$1,050,384

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$263,927	$209,359
Cost of net revenue	109,337	97,640
Gross profit	154,590	111,719
Operating expenses:
Research and development	65,886	63,166
Selling, general and administrative	40,577	36,469
Restructuring charges	—	2,166
Total operating expenses	106,463	101,801
Income from operations	48,127	9,918
Interest income	31	—
Interest expense	(2,349)	(4,206)
Other income (expense), net	(770)	(104)
Total other income (expense), net	(3,088)	(4,310)
Income before income taxes	45,039	5,608
Income tax provision	11,453	1,806
Net income	$33,586	$3,802
Net income per share:
Basic	$0.44	$0.05
Diluted	$0.42	$0.05
Shares used to compute net income per share:
Basic	77,192	74,852
Diluted	80,641	78,283

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$33,586	$3,802
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $2 and $376 for the three months ended March 31, 2022 and 2021, respectively	(1,075)	(989)
Other comprehensive loss	(1,075)	(989)
Total comprehensive income	$32,511	$2,813

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2022
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	76,778	$8	$657,485	$2,125	$(170,420)	$489,198
Common stock issued pursuant to equity awards, net	1,037		13,835	—	—	13,835
Repurchase of common stock	(440)	—	(26,297)	—	—	(26,297)
Stock-based compensation	—	—	18,599	—	—	18,599
Other comprehensive loss	—	—	—	(1,075)	—	(1,075)
Net income	—	—	—	—	33,586	33,586
Balance at March 31, 2022	77,375	$8	$663,622	$1,050	$(136,834)	$527,846
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2021
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$33,586	$3,802
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	23,880	22,325
Amortization of debt issuance costs and accretion of discounts	486	844
Stock-based compensation	18,554	12,955
Deferred income taxes	6,842	541
Loss on disposal of property and equipment	159	368
Unrealized holding loss on investments	954	—
Impairment of leasehold improvements	—	226
Impairment of leased right-of-use assets	—	429
(Gain) loss on foreign currency	(316)	21
Excess tax benefits on stock-based awards	(7,120)	(1,809)
Changes in operating assets and liabilities:
Accounts receivable	(5,969)	(20,079)
Inventory	(7,338)	5,658
Prepaid expenses and other assets	3,503	29,860
Leased right-of-use assets	—	36
Accounts payable, accrued expenses and other current liabilities	32,952	(22,032)
Accrued compensation	12,237	1,376
Accrued price protection liability	27,975	7,299
Lease liabilities	(3,301)	(2,002)
Other long-term liabilities	(2,918)	454
Net cash provided by operating activities	134,166	40,272

Investing Activities
Purchases of property and equipment	(4,800)	(6,152)
Purchases of intangible assets	(4,637)	(1,112)
Proceeds loaned under notes receivable	(10,000)	—
Purchases of investments	(23,325)	(5,000)
Net cash used in investing activities	(42,762)	(12,264)

Financing Activities
Repayment of debt	(20,000)	(20,000)
Net proceeds from issuance of common stock	87	1,298
Minimum tax withholding paid on behalf of employees for restricted stock units	(24,449)	(7,442)
Repurchase of common stock	(26,297)	(2,673)
Net cash used in financing activities	(70,659)	(28,817)
Effect of exchange rate changes on cash and cash equivalents	(230)	(32)
Increase (decrease) in cash, cash equivalents and restricted cash	20,515	(841)
Cash, cash equivalents and restricted cash at beginning of period	131,738	150,034
Cash, cash equivalents and restricted cash at end of period	$152,253	$149,193

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,053	$3,309
Cash paid for income taxes	$1,698	$593

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,197	$22,710
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 2, 2022, or the Annual Report. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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
Use of Estimates and Significant Risks and Uncertainties
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes of the consolidated financial statements. Actual results could differ from those estimates.
During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with its suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results which may continue into 2023. Global supply shortages, and uncertainty in customer demand and the worldwide economy in general

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
has continued as a result of the COVID-19 pandemic, and may be further exacerbated by the impacts of high inflation, and the Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

The Company also believes that its $152.3 million of cash and cash equivalents at March 31, 2022 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if the Company pursues additional acquisitions. The Company’s future capital requirements will depend on many factors, including changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 27, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from the global supply shortage.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$33,586	$3,802
Denominator:
Weighted average common shares outstanding—basic	77,192	74,852
Dilutive common stock equivalents	3,449	3,431
Weighted average common shares outstanding—diluted	80,641	78,283
Net income per share:
Basic	$0.44	$0.05
Diluted	$0.42	$0.05
For the three months ended March 31, 2022 and 2021, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 0.9 million and 0.1 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
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
Company X is headquartered in Chennai, India and operates as a Wi-Fi solutions and service provider.
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
Purchase Price Allocation
An allocation of purchase price as of the December 8, 2021 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily includes $4.4 million in identifiable intangible assets and $0.6 million in net operating liabilities, with $3.9 million in goodwill.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Category	Estimated Life in Years	Fair Value
Finite-lived intangible assets:
Licensed technology	3	$4,400
Total identifiable intangible assets acquired		$4,400
Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations for Company X and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets and contingent consideration. Certain stockholders that are employees of Company X were not required to remain employed in order to receive the contingent consideration; accordingly, the fair value of the contingent consideration was accounted for as a portion of the purchase consideration.
Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Company X with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There were minor adjustments to amounts of property and equipment that resulted in a change in the preliminary purchase price allocation reflected as of March 31, 2022 compared to the preliminary purchase price allocation as of December 31, 2021 for Company X. These adjustments resulted in a decrease of $0.05 million in net operating liabilities and corresponding increase in goodwill.
The fair value of the identified intangible assets acquired from Company X was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the licensed technology was determined using the multi-period excess earnings method, or MPEEM. MPEEM is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Future cash flows were estimated based on forecasted revenue and costs, taking into account expected future contracts and remaining contract terms. The licensed technology began amortization immediately upon the closing of the transaction.

In connection with the acquisition of Company X, the Company assumed certain operating liabilities. The liabilities assumed in these acquisitions are included in the respective purchase price allocations above.

Goodwill recorded in connection with Company X was $3.9 million as of March 31, 2022. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
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
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Employee separation expenses	$—	$1,253
Lease related charges	—	608
Other	—	305
	$—	$2,166
Lease related charges for the three months ended March 31, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2022. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2021	$—	$444	$—	$444
Cash payments	—	(78)	—	(78)
Liability as of March 31, 2022	—	366	—	366
Less: current portion as of March 31, 2022	—	(295)	—	(295)
Long-term portion as of March 31, 2022	$—	$71	$—	$71
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

During the three months ended March 31, 2022, there was an increase in the carrying value of goodwill of $0.05 million related to minor adjustments to amounts of property and equipment in the purchase price allocation for Company X.

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2022 and 2021, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2022			December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.2	$21,487	$(2,623)	$18,864	$16,850	$(2,218)	$14,632
Developed technology	7.0	308,661	(200,055)	108,606	308,661	(189,244)	119,417
Trademarks and trade names	6.2	14,800	(11,821)	2,979	14,800	(11,221)	3,579
Customer relationships	5.0	128,800	(122,047)	6,753	128,800	(116,847)	11,953
Backlog	2.4	1,300	(949)	351	1,300	(941)	359
	6.2	$475,048	$(337,495)	$137,553	$470,411	$(320,471)	$149,940

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of net revenue	$10,847	$10,765
Research and development	1	1
Selling, general and administrative	6,176	6,070
	$17,024	$16,836

Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of income results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$149,940	$200,066
Additions	4,637	1,112
Amortization	(17,024)	(16,836)
Ending balance	$137,553	$184,342
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During each of the three months ended March 31, 2022 and 2021, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2022:

Amount
(in thousands)
2022 (9 months)	$34,480
2023	39,934
2024	24,655
2025	13,320
2026	12,209
Thereafter	12,955
Total	$137,553
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consisted entirely of acquired in-process research and development technology, or IPR&D. As of each of March 31, 2022 and December 31, 2021, IPR&D was $2.6 million. There were no changes in the balance of indefinite-lived intangible assets in the three months ended March 31, 2022 and 2021.

The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three months ended March 31, 2022 and 2021, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2022
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$—	$(954)	$19,051

March 31, 2022
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,768

December 31, 2021
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	2,700
At March 31, 2022, the Company held marketable equity investments with an aggregate fair value of $19.1 million that were in an unrealized loss position for less than 12 months. The gross unrealized losses of $1.0 million as of March 31, 2022 represents stock price fluctuations in the underlying securities held, and were recorded to other income (expense), net in the consolidated statement of income.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer; including changes in the financial condition of any underlying collateral of the security; any downgrades of the security by analysts or rating agencies; nonpayment of any scheduled interest, or the reduction or elimination of dividends; as well as our intent and ability to hold the security in order to allow for an anticipated recovery in fair value.
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
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively The marketable equity investment held by the Company has been valued on the basis of quoted market prices and is therefore classified as Level 1. The contingent consideration liability is associated with the Company’s acquisition of Company X (Note 3) and is classified as a Level 3 financial instrument that is subject to the acquired business’s satisfaction of certain financial and personnel objectives by March 31, 2023, under the Purchase Agreement. The fair value of the contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which combined may result in up to $3.0 million in total payments to the acquired business. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at March 31, 2022
	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$19,051	$19,051	$—	$—

Liabilities
Contingent consideration	$2,768	$—	$—	$2,768

		Fair Value Measurements at December 31, 2021
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	2,700	—	—	2,700
	$2,700	$—	$—	$2,700

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2022	2021
Contingent Consideration
Beginning balance	$2,700	$—
Accretion of discount (1)	68	—
Ending balance	$2,768	$—
_____________________
(1) Changes to the balance associated with the estimated fair value of contingent consideration for the three months ended March 31, 2022 were primarily due to accretion of the related discount.

For the three months ended March 31, 2022, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Some of the Company’s financial instruments are recorded at amounts that approximate fair value due to their liquid or short-term nature or by election on investments in privately-held entities as described below. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, net receivables, investments in privately-held entities, certain other assets, accounts payable, accrued price protection liability, accrued expenses, accrued compensation costs, and other current liabilities.

The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).

Included in other long-term assets are investments in privately held entities of $8.3 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt

Debt

The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$290,000	$310,000
Total principal balance	290,000	310,000
Less:
Unamortized debt discount	(787)	(816)
Unamortized debt issuance costs	(2,915)	(3,031)
Net carrying amount of long-term debt	286,298	306,153
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$286,298	$306,153
As of March 31, 2022 and December 31, 2021, the weighted average effective interest rate on debt was approximately 2.8% and 3.2%, respectively.

During each of the three months ended March 31, 2022 and 2021, the Company recognized total amortization of debt discount and debt issuance costs of $0.1 million and $0.5 million, respectively, to interest expense.

The approximate aggregate fair value of the term loans outstanding as of March 31, 2022 and December 31, 2021 was $291.4 million and $311.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.

As of March 31, 2022, the outstanding principal balance of $290.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement (the “June 23, 2021 Credit Agreement”), by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and as further amended, amended and restated, waived, supplemented or otherwise modified from time to time, the “May 12, 2017 Credit Agreement”) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2022, the Revolving Facility was undrawn.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of March 31, 2022, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$151,111	$130,572
Short-term restricted cash	105	105
Long-term restricted cash	1,037	1,061
Total cash, cash equivalents and restricted cash	$152,253	$131,738
As of March 31, 2022 and December 31, 2021, cash and cash equivalents included money market funds of approximately $0 and $20.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had restricted cash of approximately $1.1 million and $1.2 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Work-in-process	$74,191	$72,369
Finished goods	64,850	59,334
	$139,041	$131,703

Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2022	December 31, 2021
		(in thousands)
Furniture and fixtures	5	$3,956	$3,917
Machinery and equipment	3-5	66,524	65,004
Masks and production equipment	2-5	32,284	32,099
Software	3	8,921	8,763
Leasehold improvements	1-5	31,239	30,889
Construction in progress	N/A	5,891	4,647
		148,815	145,319
Less: accumulated depreciation and amortization		(88,793)	(84,395)
		$60,022	$60,924

Depreciation expense for the three months ended March 31, 2022 and 2021 was $4.8 million and $3.7 million, respectively.

In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, which is included in other long-term assets on the consolidated balance sheet. Repayments of $2.0 million per year is due annually by March 31, in years 2024 through 2027; provided that certain production utilization targets for the prior year are met.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$40,509	$47,766
Charged as a reduction of revenue	41,473	24,423
Payments	(13,633)	(17,160)
Ending balance	$68,349	$55,029
Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued technology license payments	$5,988	$7,337
Accrued professional fees	3,565	3,651
Accrued engineering and production costs	4,076	2,934
Accrued restructuring	295	320
Accrued royalty	1,911	2,080
Short-term lease liabilities	8,588	8,888
Accrued customer credits	1,932	5,136
Income tax liability	7,931	7,105
Customer contract liabilities	1,089	1,044
Accrued obligations to customers for price adjustments	29,226	6,721
Accrued obligations to customers for stock rotation rights	2,498	2,847
Other	8,454	9,205
	$75,553	$57,268
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2021	$21	$2,104	$2,125
Other comprehensive income (loss) before reclassifications, net of tax	(1,075)	—	(1,075)
Balance at March 31, 2022	$(1,054)	$2,104	$1,050
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At March 31, 2022, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2021. There have been no material changes to the terms of the Company’s equity incentive plans during the three months ended March 31, 2022.
As of March 31, 2022, the number of shares of common stock available for future issuance under the 2010 Plan was 16,641,362 shares. As of March 31, 2022, the number of shares of common stock available for future issuance under the ESPP was 5,061,372 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Incentive Bonus
The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2022, the Company issued 0.5 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2021 performance period. At March 31, 2022, the Company has an accrual of $9.0 million for bonus awards for employees for year-to-date achievement in the 2022 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of net revenue	$163	$169
Research and development	9,676	7,162
Selling, general and administrative	8,715	5,624
	$18,554	$12,955
The total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2022 was $117.0 million, and the weighted average period over which these equity awards are expected to vest is 2.50 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2022 was $32.4 million, and the weighted average period over which these equity awards are expected to vest is 1.37 years.
The total unrecognized compensation cost related to unvested stock options as of March 31, 2022 was $0.2 million, and the weighted average period over which these equity awards are expected to vest is 0.26 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	5,233	$25.14
Granted	1,502	63.44
Vested	(730)	56.13
Canceled	(108)	25.66
Outstanding at March 31, 2022	5,897	$31.05
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
As of March 31, 2022, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	2,005	$19.80
Granted(1)	376	75.40
Vested	(701)	17.85
Canceled	(1)	35.57
Outstanding at March 31, 2022	1,679	$33.05
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2022 and 2021 there were no shares of common stock purchased under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Weighted-average grant date fair value per share	$18.82	$8.66
Risk-free interest rate	0.06%	0.12%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	43.83%	59.72%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	417	$17.05
Exercised	(6)	13.42
Outstanding at March 31, 2022	411	$17.10	3.07	$16,947
Vested and expected to vest at March 31, 2022	411	$17.10	3.07	$16,947
Exercisable at March 31, 2022	383	$17.00	3.04	$15,831
No stock options were granted by the Company during the three months ended March 31, 2022.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The intrinsic value of stock options exercised was $0.3 million and $2.3 million in the three months ended March 31, 2022 and 2021, respectively.

Cash received from exercise of stock options was $0.1 million and $1.3 million during the three months ended March 31, 2022 and 2021, respectively.

The tax benefit from stock options exercised was $0.4 million and $2.7 million during the three months ended March 31, 2022 and 2021, respectively.
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
The Company recorded an income tax provision of $11.5 million in the three months ended March 31, 2022 and an income tax provision of $1.8 million in the three months ended March 31, 2021.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
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
During the three months ended March 31, 2022, the Company’s unrecognized tax benefits increased by $2.2 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2022 were approximately $0.5 million and $0.03 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2022, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2018, 2017, and 2016, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the three months ended March 31, 2022 at the incentive rate. In the three months ended March 31, 2021, due to the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax provision.

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

Significant Customers

The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company sells its products both directly to end-customers and through third-party distributors, both of which are referred to as the Company’s customers (Note 12). The Company makes periodic evaluations of the credit worthiness of its customers.

Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2022	2021
Percentage of total net revenue
Customer A (direct)	16%	15%
Customer B (direct)	11%	12%
Customer C (distributor)	10%	11%

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	March 31,	December 31,
	2022	2021
Percentage of gross accounts receivable
Customer B (direct)	12%	14%
Customer C (distributor)	16%	*
Customer D (direct)	10%	17%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers

Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2022	2021
Vendor A	27%	45%
Vendor B	26%	20%
Vendor C	12%	11%

Geographic Information

The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$211,665	80%	$171,160	82%
United States	8,868	3%	10,300	5%
Rest of world	43,394	17%	27,899	13%
Total	$263,927	100%	$209,359	100%

The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2022	2021
Percentage of total net revenue
Hong Kong	38%	37%
China	11%	14%
Vietnam	13%	12%
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2022		2021
	Amount	% of total	Amount	% of total
United States	$372,671	69%	$382,650	70%
Singapore	121,117	22%	122,474	22%
Rest of world	46,019	9%	42,277	8%
Total	$539,807	100%	$547,401	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers

Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2022	2021

Broadband	$134,556	$124,190
% of net revenue	51%	59%
Connectivity	60,179	27,449
% of net revenue	23%	13%
Infrastructure	33,181	28,792
% of net revenue	12%	14%
Industrial and multi-market	36,011	28,928
% of net revenue	14%	14%
Total net revenue	$263,927	$209,359
Revenues from sales through the Company’s distributors accounted for 47% and 44% of net revenue for the three months ended March 31, 2022 and 2021, respectively.
Contract Liabilities
As of March 31, 2022 and December 31, 2021, customer contract liabilities were approximately $1.1 million and $1.0 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three months ended March 31, 2022 and 2021 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2022 and 2021.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2022 and December 31, 2021, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $68.3 million and $40.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2022 were $29.2 million and $2.5 million, respectively, and as of December 31, 2021 were $6.7 million and $2.8 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three months ended March 31, 2022 and 2021 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of March 31, 2022 and December 31, 2021, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.9 million and $1.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases

Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.5% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 4.5 years and 4.6 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2022:

Operating Leases
(in thousands)
2022 (9 months)	$7,243
2023	9,416
2024	8,415
2025	7,550
2026	5,434
Thereafter	4,330
Total minimum payments	42,388
Less: imputed interest	(3,207)
Less: unrealized translation loss	(385)
Total lease liabilities	38,796
Less: short-term lease liabilities	(8,588)
Long-term lease liabilities	$30,208

Operating lease cost was $2.5 million for each of the three months ended March 31, 2022 and 2021, respectively.

Short-term lease costs for the three months ended March 31, 2022 and 2021 were not material. There were $8.0 million right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2022. There were $5.2 million right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2021.
14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations

In connection with a 2020 acquisition, the Company assumed an obligation of $7.9 million associated with certain defined benefit retirement plans, including a pension plan. As of March 31, 2022 and December 31, 2021, the defined benefit obligation was $4.5 million and $4.5 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021 and were recorded to research and development expenses in the consolidated statements of income.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2022, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2022 (9 months)	$176,447	$17,858	$194,305
2023	6,853	15,410	22,263
2024	—	705	705
2025	—	111	111
Total minimum payments	$183,300	$34,084	$217,384

Other obligations consist of contractual payments due for software licenses.

Jointly Funded Research and Development

From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, certain funds received from the other parties of $3.0 million have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three months ended March 31, 2022, the Company recognized $3.8 million in previously deferred amounts from other parties due to resolution of such repayment conditions.
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
During the three months ended March 31, 2022, the Company repurchased 440,449 shares of its common stock at a weighted average price of $59.6755 per share at an aggregate value of approximately $26.3 million under the repurchase program. At March 31, 2022, the aggregate value of common stock repurchased under the program was approximately $49.8 million and approximately $50.2 million remained available for repurchase under the program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item1A in this report.
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
In the three months ended March 31, 2022, revenues were $263.9 million derived from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 80% and 82% of net revenue during the three months ended March 31, 2022 and 2021, respectively, including 38% from products shipped to Hong Kong, 11% from products shipped to mainland China, and 13% from products shipped to Vietnam during the three months ended March 31, 2022 and 37% from products shipped to Hong Kong, 14% from products shipped to mainland China, and 12% from products shipped to Vietnam during the three months ended March 31, 2021. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2022 and 2021 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2022, our top three customers accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 32% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19 and the Global Semiconductor Supply Shortage

During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products which may continue into 2023.

Global supply shortages, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic and may be further exacerbated by the impacts of high inflation, and we may experience increased volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to business combinations, revenue recognition, inventory valuation, production masks, goodwill and other intangible assets valuation, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
We believe that accounting policies we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the Securities and Exchange

Commission, or SEC, on February 2, 2022, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

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
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) generally consists of income (expense) generated from non-operating transactions and unrealized holding gains (losses) from certain investments required to be marked to market value.
Income Tax Provision. We make certain estimates and judgments in determining income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.

The following table sets forth our consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net revenue	100%	100%
Cost of net revenue	41	47
Gross profit	59	53
Operating expenses:
Research and development	25	30
Selling, general and administrative	15	17
Restructuring charges	—	1
Total operating expenses	40	49
Income from operations	18	5
Interest income	—	—
Interest expense	(1)	(3)
Other income (expense), net	—	—
Total other income (expense), net	(1)	(2)
Income before income taxes	17	3
Income tax provision	4	1
Net income	13%	2%
Net Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Broadband	$134,556	$124,190	$10,366	8%
% of net revenue	51%	59%
Connectivity	60,179	27,449	32,730	119%
% of net revenue	23%	13%
Infrastructure	33,181	28,792	4,389	15%
% of net revenue	12%	14%
Industrial and multi-market	36,011	28,928	7,083	24%
% of net revenue	14%	14%
Total net revenue	$263,927	$209,359	$54,568	26%

Net revenue increased $54.6 million to $263.9 million for the three months ended March 31, 2022, as compared to $209.4 million for the three months ended March 31, 2021, due to improvement in supply and market strength attributed to the work-from-home environment. The increase in broadband net revenue of $10.4 million was primarily from gateway revenues and, to a lesser extent, improvements in satellite and tuner shipments. The increase in connectivity revenue of $32.7 million was primarily driven by higher Wi-Fi and ethernet revenues as our supply improved and an increase in MoCA product shipments. The increase in infrastructure revenues of $4.4 million was primarily driven by an increase in 5G wireless access product shipments and, to a lesser extent, increased shipments of wireless backhaul, high-performance analog, and G.hn and MoCA last-mile access products in this category. The increase in industrial and multi-market revenue of $7.1 million was related to increased shipments of component and high-performance analog products.

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

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$109,337	$97,640	$11,697	12%
% of net revenue	41%	47%
Gross profit	154,590	111,719	42,871	38%
% of net revenue	59%	53%

Cost of net revenue increased $11.7 million to $109.3 million for the three months ended March 31, 2022, as compared to $97.6 million for the three months ended March 31, 2021. The increase was primarily driven by higher sales and incremental expenses. Gross profit percentage improved for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due primarily to improved absorption of amortization of intangible assets.

We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs. Further, due to heightened volatility and uncertainty in customer demand resulting from the COVID-19 pandemic and global semiconductor supply shortages, we may experience increased volatility in our cost of net revenues as a result.
Research and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$65,886	$63,166	$2,720	4%
% of net revenue	25%	30%

Research and development expense increased $2.7 million to $65.9 million for the three months ended March 31, 2022 from $63.2 million in the three months ended March 31, 2021.There were increases in computer aided design expense of $0.9 million, equipment and tools expense of $0.8 million, and occupancy expense of $0.4 million.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$40,577	$36,469	$4,108	11%
% of net revenue	15%	17%

Selling, general and administrative expense increased $4.1 million to $40.6 million for the three months ended March 31, 2022, as compared to $36.5 million for the three months ended March 31, 2021. The increase was primarily due to increases in headcount. There were increases in personnel expense of $4.6 million, including $3.3 million from performance-based bonus accruals and stock-based compensation.

We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$—	$2,166	$(2,166)	(100)%
% of net revenue	—%	1%
Restructuring charges decreased $2.2 million to $0 for the three months ended March 31, 2022, compared to $2.2 million for the three months ended March 31, 2021. Restructuring charges in the three months ended March 31, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements.

Interest and Other Income (Expense)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(3,088)	$(4,310)	$1,222	(28)%
% of net revenue	(1)%	(2)%
Interest and other income (expense), net changed by $1.2 million from a net expense of $4.3 million in the three months ended March 31, 2021 to a net expense of $3.1 million for the three months ended March 31, 2022. The change in interest and other income (expense), net was primarily due to the impact of a $1.6 million decrease in interest expense on outstanding debt, mostly related to a lower average balance of term loan debt outstanding. The remaining change included a $0.7 million increase in other income (expense), net, from expense of $0.1 million in the 2021 period to expense of $0.8 million in the 2022 period primarily related to $1.0 million in unrealized holding losses on equity securities that are marked to market value on the balance sheet, partially offset by the impact of foreign currency fluctuations.
Income Tax Provision

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$11,453	$1,806	$9,647	534%
The income tax provision for the three months ended March 31, 2022 was $11.5 million compared to an income tax provision of $1.8 million for the three months ended March 31, 2021.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

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

Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the three months ended March 31, 2022 at the incentive rate. In the three months ended March 31, 2021, due to our Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on our income tax provision. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $151.1 million, restricted cash of $1.1 million and net accounts receivable of $125.7 million. Additionally, as of March 31, 2022, our working capital was $219.8 million.

Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. As of March 31, 2022, $290.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of March 31, 2022. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028.
Heightened volatility, global semiconductor supply shortages, and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic and may be further exacerbated by the impacts of high inflation, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 and the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of leased right-of-use assets and related leasehold improvements and unrealized holding gains or losses on marketable equity securities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from issuance of common stock and cash used to pay down outstanding debt or repurchase common stock is included in financing activities in our consolidated statements of cash flows.

As of March 31, 2022, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$290,000	$—	$—	$—	$290,000
Operating lease obligations	42,388	7,243	17,831	12,984	4,330
Inventory purchase obligations	183,300	176,447	6,853	—	—
Other obligations	34,084	17,858	16,115	111	—
Total	$549,772	$201,548	$40,799	$13,095	$294,330

Our planned capital expenditures as of March 31, 2022 were not material. Our consolidated balance sheet at March 31, 2022 included $7.7 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31,	December 31,
	2022	2021
	(in thousands)
Working capital	$219,781	$196,709
Cash and cash equivalents	$151,111	$130,572
Short-term restricted cash	105	105
Long-term restricted cash	1,037	1,061
Total cash, cash equivalents, and restricted cash	$152,253	$131,738

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$134,166	$40,272
Net cash used in investing activities	(42,762)	(12,264)
Net cash used in financing activities	(70,659)	(28,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(230)	(32)
Increase (decrease) in cash, cash equivalents and restricted cash	$20,515	$(841)
Cash Flows from Operating Activities
Net cash provided by operating activities was $134.2 million for the three months ended March 31, 2022. Net cash provided by operating activities consisted of positive impact of net income of $33.6 million, non-cash items of $43.7 million, and changes in operating assets and liabilities of $57.1 million, partially offset by excess tax benefits and deferred income taxes totaling $0.3 million. Non-cash items included in net income for the three months ended March 31, 2022 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $23.9 million and stock-based compensation of $18.6 million.
Net cash provided by operating activities was $40.3 million for the three months ended March 31, 2021. Net cash used in operating activities consisted of the positive impact of non-cash items of $37.2 million and net income of $3.8 million, partially offset by the negative impact of deferred income taxes and excess tax benefits totaling $1.3 million and changes in operating assets and liabilities of $0.6 million. Non-cash items included in net income for the three months ended March 31, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $22.3 million and stock-based compensation of $13.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $42.8 million for the three months ended March 31, 2022 and consisted of purchases of investments of $23.3 million, proceeds loaned under notes receivable of $10.0 million, purchases of property and equipment of $4.8 million and purchases of intangible assets of $4.6 million.
Net cash used in investing activities was $12.3 million for the three months ended March 31, 2021 and consisted primarily of purchases of property and equipment of $6.2 million, purchases of investments of $5.0 million, and purchases of intangible assets of $1.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $70.7 million for the three months ended March 31, 2022. Net cash used in financing activities consisted primarily of common stock repurchases of $26.3 million, minimum tax withholding paid on behalf of employees for restricted stock units of $24.4 million, and repayments of debt of $20.0 million.
Net cash used in financing activities was $28.8 million for the three months ended March 31, 2021. Net cash used in financing activities consisted primarily of repayments of debt of $20.0 million, minimum tax withholding paid on behalf of employees for restricted stock units of $7.4 million, and common stock repurchases of $2.7 million, partially offset by net proceeds from issuance of common stock upon exercise of stock options of $1.3 million.

We believe that our $151.1 million of cash and cash equivalents at March 31, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of March 31, 2022, our indebtedness totaled $290.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2022, we issued 0.5 million freely-tradable shares of our common stock in settlement of bonus awards for the 2021 performance period. We expect to implement a similar equity-based plan for fiscal 2022, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2022, we were not involved in any unconsolidated SPE transactions.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2022 would result in a change to translation gain in accumulated other comprehensive income of approximately $0.9 million.

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
Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
This Quarterly Report on Form 10-Q, or Form 10-Q, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risk factors together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results.
Risk Factor Summary
Risks Related to Our Business

•We face intense competition expected to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.
•Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.
•Our business, financial condition and results of operations could be adversely affected by geopolitical conflicts and economic conditions and other factors related to our international operations.
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
•A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.

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
The global semiconductor market in general, and the broadband, wired and wireless infrastructure, and broader industrial and communications analog and mixed-signal markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. Large semiconductor companies resulting from industry consolidation could enjoy substantial market power, which they could exert through, among other things, aggressive pricing that could adversely affect our customer relationships and revenues. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates, if any, and operating results.

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
Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.

During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and we are continuing to work closely with our suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on our ability to meet increased demand on certain products and have a negative impact on our operating results, which may continue into 2023. The global supply shortages and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic and may be exacerbated by the impacts of high inflation, and we may experience increased volatility in sales and revenues in the near future, including those from local outbreaks which may cause customers to delay our order fulfillment in response to disrupted shipments. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
Other areas of our business which could be disrupted or subject to negative impacts may include, but may not be limited to, the following:
•Further supply constraints, including prolonged global semiconductor supply shortages, foundry, assembly or test capacity limitations, and delays in production from temporary facility closures;
•Disruptions in product shipments from travel and shipping restrictions imposed in response to local outbreaks, or from customer push out requests;
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
We sell our products throughout the world. Products shipped to Asia accounted for 80% of our net revenue in the three months ended March 31, 2022. In addition, as of March 31, 2022, approximately 75% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, and China, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Thailand. Any conflict or uncertainty in these countries, including due to natural disaster, public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

We also are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia.

In recent years, diplomatic and trade relationships between the U.S. government and China have been frayed. Events in Hong Kong and the threat of a takeover of Taiwan by China have also prompted other governments such as that of the United Kingdom to reconsider its trade and business relationships with China and with certain Chinese companies. Difficulties in these relationships have in a number of cases required us to take actions adverse to our business to comply with governmental restrictions on business and trade with China. In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the Bureau of Industry and Security at the U.S. Department of Commerce, or BIS, amended the Export Administration Regulations, or EAR, to add such entities to the Restricted Entity List for acting contrary to the national security or foreign policy interests of the United States. In September 2020, we further ceased business operations that were prohibited with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Restricted Entity List. We are required to obtain special licenses to conduct business with Restricted Entities, and the BIS continues to add entities which may be potential customers on the Restricted Entity List.

We believe direct impacts of the economic sanctions against Russia and the military conflict in Ukraine are currently limited to volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products. However, the magnitude of such price volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.

We cannot provide assurances that similar disruptions of distribution arrangements in the future, the imposition of governmental prohibitions on selling our products to particular customers, and/or increases in costs of certain raw materials and transportation will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have an adverse effect on our business, revenues and operating results.
We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
In the three months ended March 31, 2022, our top three customers accounted for 37% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 32% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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

A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
For the three months ended March 31, 2022 and 2021, revenue directly attributable to broadband applications accounted for approximately 51% and 59% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the three months ended March 31, 2022 and 2021, our research and development expense was $65.9 million and $63.2 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due in part to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $209.4 million in the three months ended March 31, 2021 to $263.9 million in the three months ended March 31, 2022 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those in our broadband market. Impacts from the COVID-19 pandemic, such as global supply shortages, uncertainty in customer demand, as well as the global economy could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We do not know whether we will be able to attract and retain all of these personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.
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

Our operating history has historically focused on developing integrated circuits for specific terrestrial, cable and satellite television, and broadband voice and data applications, satellite set-top and gateway boxes and outdoor units and physical medium devices for the optical interconnect markets. However, as part of our growth strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for the wired whole-home broadband connectivity market and entered the markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have also expanded into the markets for Wi-Fi, Ethernet and Broadband Gateway Processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
As of March 31, 2022, our aggregate indebtedness was $290.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.

As of March 31, 2022, our aggregate indebtedness was $290.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of March 31, 2022. The credit agreement also permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.

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
Risks Relating to Reliance on Third-Parties
We do not have our own manufacturing facilities and rely on a limited number of third parties to manufacture, assemble, and test our products. The failure to manage our relationships with our third-party contractors successfully, or impacts from global supply shortages, natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Corp, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years. Foundries and other third-parties we rely upon are currently experiencing bottlenecks caused by a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S., resulting in a global semiconductor supply shortage impacting our industry. We also use third-party contractors for all of our assembly and test operations.
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control, including from the current global semiconductor supply shortage;
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 47% and 44% of our net revenue in the three months ended March 31, 2022 and 2021, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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

•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflict in Ukraine, increased inflationary pressures and the global COVID-19 pandemic.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2022, we had approximately 77.4 million shares of common stock outstanding.
All shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2021 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.5 million shares of our common stock for the 2021 performance period in February 2022. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have an adverse effect on our share price once they are issued.
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
General Risk Factors
Global economic conditions, including factors such as high inflation that adversely affect consumer spending for the products that incorporate our integrated circuits, could adversely affect our revenues, margins, and operating results.
Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities.

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

We have completed multiple acquisitions in the past five years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions could result in:
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
•adverse tax consequences;
•costs and expenses associated with any undisclosed or potential liabilities; and
•the potential loss of key employees, customers and suppliers of the acquired businesses.
To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Revolving Facility, it would reduce our cash balances and/or result in indebtedness we must service, which may have a material and adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material and adverse effect on our financial condition.
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
We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete such transactions on terms that are favorable to us.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of March 31, 2022, our balance sheet reflected goodwill of $306.7 million and other intangible assets of $140.2 million. Consequently, we could recognize material impairment charges in the future.
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

Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of March 31, 2022, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
We operate under certain favorable tax incentives in Singapore which are effective through March 2027, and generally are dependent on our meeting certain headcount and investment thresholds. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent U.S. or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. Absent these tax incentives, our corporate income tax rate in Singapore would generally be the 17% statutory tax rate. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we could lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
We have assumed certain unfunded defined benefit retirement plan obligations in an acquisition. Such obligations may require a significant amount of cash to fund in the future, and changes in assumptions underlying the obligation and return on plan assets may adversely affect our earnings, equity and contributions in future.
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of an acquired business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $4.5 million as of March 31, 2022 based on current projections and plan assets. We had previously never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost is materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2022
January 1, 2022 through January 31, 2022	128,500	$61.67	128,500	$68,539,400
February 1, 2022 through February 28, 2022	116,864	$60.81	116,864	$61,433,421
March 1, 2022 through March 31, 2022	195,085	$57.69	195,085	$50,179,597
Total	440,449		440,449
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

MAXLINEAR, INC.

(Registrant)

Date:	April 27, 2022	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)