Form 10-Q
period 2022-06-30
MAXLINEAR INC
filed 2022-07-27
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 20, 2022, the registrant had 78,333,530 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$211,363	$130,572
Short-term restricted cash	162	105
Short-term investments	23,864	—
Accounts receivable, net	137,065	119,724
Inventory	146,431	131,703
Prepaid expenses and other current assets	19,739	22,000
Total current assets	538,624	404,104
Long-term restricted cash	894	1,061
Property and equipment, net	64,136	60,924
Leased right-of-use assets	33,154	27,269
Intangible assets, net	127,928	152,540
Goodwill	306,739	306,668
Deferred tax assets	81,762	89,168
Other long-term assets	27,456	8,650
Total assets	$1,180,693	$1,050,384
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,140	$52,976
Accrued price protection liability	110,553	40,509
Accrued expenses and other current liabilities	93,507	57,268
Accrued compensation	38,881	56,642
Total current liabilities	316,081	207,395
Long-term lease liabilities	27,838	24,640
Long-term debt	246,450	306,153
Other long-term liabilities	20,727	22,998
Total liabilities	611,096	561,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 78,333 shares issued and outstanding at June 30, 2022 and 76,778 shares issued and outstanding December 31, 2021	8	8
Additional paid-in capital	677,395	657,485
Accumulated other comprehensive income (loss)	(2,938)	2,125
Accumulated deficit	(104,868)	(170,420)
Total stockholders’ equity	569,597	489,198
Total liabilities and stockholders’ equity	$1,180,693	$1,050,384

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$280,009	$205,376	$543,936	$414,735
Cost of net revenue	115,658	92,833	224,995	190,473
Gross profit	164,351	112,543	318,941	224,262
Operating expenses:
Research and development	80,395	74,416	146,281	137,582
Selling, general and administrative	44,487	35,885	85,064	72,354
Restructuring charges	462	38	462	2,204
Total operating expenses	125,344	110,339	231,807	212,140
Income from operations	39,007	2,204	87,134	12,122
Interest income	82	18	113	18
Interest expense	(2,416)	(3,741)	(4,765)	(7,947)
Loss on extinguishment of debt	—	(5,221)	—	(5,221)
Other income (expense), net	7,179	(537)	6,409	(641)
Total other income (expense), net	4,845	(9,481)	1,757	(13,791)
Income (loss) before income taxes	43,852	(7,277)	88,891	(1,669)
Income tax provision (benefit)	11,886	(8,010)	23,339	(6,204)
Net income	$31,966	$733	$65,552	$4,535
Net income per share:
Basic	$0.41	$0.01	$0.85	$0.06
Diluted	$0.40	$0.01	$0.81	$0.06
Shares used to compute net income per share:
Basic	77,858	75,930	77,527	75,394
Diluted	80,279	79,026	80,462	78,657

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$31,966	$733	$65,552	$4,535
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $61 and $59 for the three and six months ended June 30, 2022, respectively, and net of tax expense of $607 and $231 for the three and six months ended June 30, 2021, respectively	(3,988)	357	(5,063)	(632)
Other comprehensive income (loss)	(3,988)	357	(5,063)	(632)
Total comprehensive income	$27,978	$1,090	$60,489	$3,903

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2022
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	76,778	$8	$657,485	$2,125	$(170,420)	$489,198
Common stock issued pursuant to equity awards, net	1,037		13,835	—	—	13,835
Repurchase of common stock	(440)	—	(26,297)	—	—	(26,297)
Stock-based compensation	—	—	18,599	—	—	18,599
Other comprehensive loss	—	—	—	(1,075)	—	(1,075)
Net income	—	—	—	—	33,586	33,586
Balance at March 31, 2022	77,375	8	663,622	1,050	(136,834)	527,846
Common stock issued pursuant to equity awards, net	999	—	310	—	—	310
Minimum tax withholding on common stock issued	—	—	(3,698)	—	—	(3,698)
Repurchase of common stock	(124)	—	(5,214)	—	—	(5,214)
Employee stock purchase plan	83	—	2,911	—	—	2,911
Stock-based compensation	—	—	19,464	—	—	19,464
Other comprehensive loss	—	—	—	(3,988)	—	(3,988)
Net income	—	—	—	—	31,966	31,966
Balance at June 30, 2022	78,333	$8	$677,395	$(2,938)	$(104,868)	$569,597
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2021
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	74,536	$7	$602,064	$1,435	$(212,389)	$391,117
Common stock issued pursuant to equity awards, net	917	1	16,565	—	—	16,566
Repurchase of common stock	(75)	—	(2,673)	—	—	(2,673)
Stock-based compensation	—	—	12,955	—	—	12,955
Other comprehensive loss	—	—	—	(989)	—	(989)
Net income	—	—	—	—	3,802	3,802
Balance at March 31, 2021	75,378	8	628,911	446	(208,587)	420,778
Common stock issued pursuant to equity awards, net	1,098	—	(338)	—	—	(338)
Repurchase of common stock	(120)	—	(4,464)	—	—	(4,464)
Employee stock purchase plan	113	—	2,635	—	—	2,635
Stock-based compensation	—	—	13,966	—	—	13,966
Other comprehensive income	—	—	—	357	—	357
Net income	—	—	—	—	733	733
Balance at June 30, 2021	76,469	$8	$640,710	$803	$(207,854)	$433,667
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$65,552	$4,535
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	43,449	44,322
Amortization of debt issuance costs and accretion of discounts	957	2,071
Stock-based compensation	38,023	26,921
Deferred income taxes	7,359	(5,461)
Loss on disposal of property and equipment	164	388
Unrealized holding gain on investments	(3,859)	—
Impairment of leasehold improvements	—	226
Impairment of leased right-of-use assets	462	429
Loss on extinguishment of debt	—	5,221
(Gain) loss on foreign currency	(2,675)	408
Excess tax benefits on stock-based awards	(9,429)	(4,631)
Changes in operating assets and liabilities:
Accounts receivable	(16,969)	(67,879)
Inventory	(14,728)	(596)
Prepaid expenses and other assets	1,828	33,448
Leased right-of-use assets	—	72
Accounts payable, accrued expenses and other current liabilities	62,621	6,311
Accrued compensation	21,355	15,233
Accrued price protection liability	70,797	6,955
Lease liabilities	(5,511)	(4,347)
Other long-term liabilities	(1,793)	4,497
Net cash provided by operating activities	257,603	68,123
Investing Activities
Purchases of property and equipment	(15,506)	(17,310)
Purchases of intangible assets	(5,204)	(1,112)
Cash used in acquisitions, net of cash acquired	—	(27,500)
Proceeds loaned under notes receivable	(10,000)	—
Purchases of investments	(28,325)	(5,000)
Net cash used in investing activities	(59,035)	(50,922)
Financing Activities
Proceeds from the issuance of debt	—	350,000
Payment of debt issuance cost	—	(4,127)
Repayment of debt	(60,000)	(369,813)
Net proceeds from issuance of common stock	3,133	6,094
Minimum tax withholding paid on behalf of employees for restricted stock units	(28,147)	(10,105)
Repurchase of common stock	(31,511)	(7,137)
Net cash used in financing activities	(116,525)	(35,088)
Effect of exchange rate changes on cash and cash equivalents	(1,362)	(713)
Increase (decrease) in cash, cash equivalents and restricted cash	80,681	(18,600)
Cash, cash equivalents and restricted cash at beginning of period	131,738	150,034
Cash, cash equivalents and restricted cash at end of period	$212,419	$131,434
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,277	$6,402
Cash paid for income taxes	$9,470	$1,671
Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,373	$22,874
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 2, 2022, or the Annual Report. Interim results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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
During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting the Company’s industry. Some chip manufacturers are estimating this supply shortage may continue into 2023. While these chip manufacturers are working to increase capacity in the future, and the Company is continuing to work closely with its suppliers and customers to minimize the potential adverse impacts of the supply shortage, such shortage may have a near-term impact on the Company’s ability to meet increased demand on certain products and have a negative impact on its operating results which may continue into 2023. Global supply shortages, and uncertainty in customer demand and the worldwide economy in general has continued as a result of the COVID-19 pandemic, and may be further exacerbated by the impacts of high inflation, and the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Company may experience increased volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.
The Company also believes that its $212.4 million of cash and cash equivalents at June 30, 2022 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly as the Company pursues additional acquisitions (Note 3). The Company’s future capital requirements will depend on many factors, including changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 27, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from the global supply shortage.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$31,966	$733	$65,552	$4,535
Denominator:
Weighted average common shares outstanding—basic	77,858	75,930	77,527	75,394
Dilutive common stock equivalents	2,421	3,096	2,935	3,263
Weighted average common shares outstanding—diluted	80,279	79,026	80,462	78,657
Net income per share:
Basic	$0.41	$0.01	$0.85	$0.06
Diluted	$0.40	$0.01	$0.81	$0.06
For the three months ended June 30, 2022 and 2021, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 1.0 million and 0.04 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
For the six months ended June 30, 2022 and 2021, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 1.0 million and 0.1 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
3. Business Combinations
Silicon Motion Merger
On May 5, 2022, MaxLinear entered into an agreement and plan of merger, or the Merger Agreement, with Silicon Motion Technology Corporation, or Silicon Motion, an exempted company with limited liability incorporated under the Law of the Cayman Islands, pursuant to which, subject to the terms and conditions thereof, MaxLinear agreed to acquire Silicon Motion pursuant to a statutory merger of Shark Merger Sub, a wholly-owned subsidiary of MaxLinear, with and into Silicon Motion, with Silicon Motion surviving the merger as a wholly-owned subsidiary of MaxLinear. Silicon Motion is a provider of NAND flash controllers for solid state drives, or SSDs, and other solid state storage devices.
Under the terms of the Merger Agreement, the transaction consideration will consist of $93.54 in cash and 0.388 shares of MaxLinear stock for each Silicon Motion American Depositary Share, or ADS, and $23.385 in cash and 0.097 shares of MaxLinear common stock for each Silicon Motion ordinary share not represented by an ADS. Upon closing of the transaction, the current MaxLinear stockholders will own approximately 86% of the combined company and former Silicon Motion securityholders will own approximately 14% of the combined company. Based on the closing price of MaxLinear shares on May 4, 2022, the implied value of the total transaction consideration for Silicon Motion is approximately $4.3 billion. MaxLinear may fund up to $3.5 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders as described below. MaxLinear will also assume Silicon Motion’s vested and unvested employee stock-based compensation awards.
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including Silicon Motion shareholders’ approval and regulatory approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger. On July 13, 2022, the registration statement on Form S-4 was declared effective by the SEC.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On June 17, 2022, MaxLinear entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt (Note 8) in full.
Acquisition of Company X
On December 8, 2021, the Company completed its acquisition of a business, or Company X, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The initial closing transaction consideration consisted of $5.0 million in cash. In addition, their stockholders may receive up to an additional $3.0 million in potential contingent consideration, subject to the acquired business satisfying certain financial and personnel objectives by March 31, 2023.
Company X is headquartered in Chennai, India and operates as a Wi-Fi solutions and service provider.
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire Company X (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$5,000
Contingent consideration(1)	2,700
Total purchase price	$7,700
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
identifiable intangible assets and contingent consideration. Certain stockholders that are employees of Company X were not required to remain employed in order to receive the contingent consideration; accordingly, the fair value of the contingent consideration was accounted for as a portion of the purchase consideration.
Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Company X with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There were minor adjustments to various assets and liabilities that resulted in a change in the purchase price allocation reflected as of June 30, 2022 compared to the preliminary purchase price allocation as of December 31, 2021 for Company X. These adjustments resulted in a decrease of $0.07 million in net operating assets and corresponding increase in goodwill.
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

Goodwill recorded in connection with Company X was $3.9 million as of June 30, 2022. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
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
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Employee separation expenses	$—	$20	$—	$1,273
Lease related charges	462	—	462	608
Other	—	18	—	323
	$462	$38	$462	$2,204
Lease related charges for the six months ended June 30, 2022 included the impairment of leased right-of-use assets of approximately $0.5 million related to exiting a redundant facility.
Lease related charges for the six months ended June 30, 2021 included the impairment of leased right-of-use assets and leasehold improvements of approximately $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2022. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2021	$—	$444	$—	$444
Restructuring charges	—	462	—	462
Cash payments	—	(170)	—	(170)
Non-cash charges and adjustments	—	(462)	—	(462)
Liability as of June 30, 2022	—	274	—	274
Less: current portion as of June 30, 2022	—	(256)	—	(256)
Long-term portion as of June 30, 2022	$—	$18	$—	$18
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
During the six months ended June 30, 2022, there was an increase in the carrying value of goodwill of $0.07 million related to minor adjustments to assets and liabilities in the purchase price allocation for Company X.
The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and six months ended June 30, 2022 and 2021, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2022			December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.3	$22,054	$(3,034)	$19,020	$16,850	$(2,218)	$14,632
Developed technology	7.0	311,261	(209,876)	101,385	308,661	(189,244)	119,417
Trademarks and trade names	6.2	14,800	(12,381)	2,419	14,800	(11,221)	3,579
Customer relationships	5.0	128,800	(124,037)	4,763	128,800	(116,847)	11,953
Backlog	2.4	1,300	(959)	341	1,300	(941)	359
	6.2	$478,215	$(350,287)	$127,928	$470,411	$(320,471)	$149,940

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of net revenue	$9,865	$10,762	$20,712	$21,527
Research and development	1	1	2	2
Selling, general and administrative	2,926	5,815	9,102	11,885
	$12,792	$16,578	$29,816	$33,414
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of income results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Beginning balance	$149,940	$200,066
Additions	5,204	1,112
Transfers to developed technology from IPR&D	2,600	—
Amortization	(29,816)	(33,414)
Ending balance	$127,928	$167,764
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During each of the three and six months ended June 30, 2022 and 2021, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2022:

Amount
(in thousands)
2022 (6 months)	$21,956
2023	40,315
2024	25,107
2025	13,772
2026	12,661
Thereafter	14,117
Total	$127,928

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company's activities related to indefinite-lived intangible assets:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Beginning balance	$2,600	$2,600
Transfers to developed technology from IPR&D	(2,600)	—
Ending balance	$—	$2,600
The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and six months ended June 30, 2022 and 2021, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$3,859	$—	$23,864

June 30, 2022
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,824

December 31, 2021
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	2,700
At June 30, 2022, the Company held marketable equity investments with an aggregate fair value of $23.9 million that were in an unrealized gain position for less than 12 months. The net unrealized gain of $3.9 million as of June 30, 2022 represents stock price fluctuations in the underlying securities held, and was recorded to other income (expense), net in the consolidated statement of income.

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

		Fair Value Measurements at June 30, 2022
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$23,864	$23,864	$—	$—

Liabilities
Contingent consideration	$2,824	$—	$—	$2,824

		Fair Value Measurements at December 31, 2021
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,700	$—	$—	$2,700

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30,
	2022	2021
Contingent Consideration
Beginning balance	$2,700	$—
Accretion of discount (1)	124	—
Ending balance	$2,824	$—
_____________________
(1) Changes to the balance associated with the estimated fair value of contingent consideration for the six months ended June 30, 2022 were primarily due to accretion of the related discount.
For the six months ended June 30, 2022, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.
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
Included in other long-term assets are investments in privately held entities of $13.3 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$211,363	$130,572
Short-term restricted cash	162	105
Long-term restricted cash	894	1,061
Total cash, cash equivalents and restricted cash	$212,419	$131,738
As of June 30, 2022 and December 31, 2021, cash and cash equivalents included money market funds of approximately $0.4 million and $20.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had restricted cash of approximately $1.1 million and $1.2 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Work-in-process	$86,750	$72,369
Finished goods	59,681	59,334
	$146,431	$131,703

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2022	December 31, 2021
		(in thousands)
Furniture and fixtures	5	$3,960	$3,917
Machinery and equipment	3-5	70,352	65,004
Masks and production equipment	2-5	35,322	32,099
Software	3	8,904	8,763
Leasehold improvements	1-5	34,078	30,889
Construction in progress	N/A	3,484	4,647
		156,100	145,319
Less: accumulated depreciation and amortization		(91,964)	(84,395)
		$64,136	$60,924
Depreciation expense for the three months ended June 30, 2022 and 2021 was $4.8 million and $3.6 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $9.6 million and $7.3 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, which is included in other long-term assets on the consolidated balance sheet. Repayments of $2.0 million per year are due annually by March 31, in years 2024 through 2027, provided that certain production utilization targets for the prior year are met.
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Beginning balance	$40,509	$47,766
Charged as a reduction of revenue	102,426	49,907
Payments	(32,382)	(42,956)
Ending balance	$110,553	$54,717

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued technology license payments	$6,693	$7,337
Accrued professional fees	4,980	3,651
Accrued engineering and production costs	1,697	2,934
Accrued restructuring	256	320
Accrued royalty	1,791	2,080
Short-term lease liabilities	11,202	8,888
Accrued customer credits	5,435	5,136
Income tax liability	10,386	7,105
Customer contract liabilities	1,349	1,044
Accrued obligations to customers for price adjustments	39,344	6,721
Accrued obligations to customers for stock rotation rights	1,186	2,847
Contingent consideration	2,824	—
Other	6,364	9,205
	$93,507	$57,268
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2021	$21	$2,104	$2,125
Other comprehensive loss before reclassifications, net of tax	(5,063)	—	(5,063)
Balance at June 30, 2022	$(5,042)	$2,104	$(2,938)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$250,000	$310,000
Total principal balance	250,000	310,000
Less:
Unamortized debt discount	(756)	(816)
Unamortized debt issuance costs	(2,794)	(3,031)
Net carrying amount of long-term debt	246,450	306,153
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$246,450	$306,153
As of June 30, 2022 and December 31, 2021, the weighted average effective interest rate on debt was approximately 3.0% and 3.2%, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended June 30, 2022 and 2021, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.5 million, respectively, to interest expense.
During the six months ended June 30, 2022 and 2021, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $1.0 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of June 30, 2022 and December 31, 2021 was $275.0 million and $311.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2022, the outstanding principal balance of $250.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020 and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2022, the Revolving Facility was undrawn. Under the amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the pending merger with Silicon Motion (Note 3), the Company expects to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of June 30, 2022, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At June 30, 2022, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2021. There have been no material changes to the terms of the Company’s equity incentive plans during the six months ended June 30, 2022.
As of June 30, 2022, the number of shares of common stock available for future issuance under the 2010 Plan was 15,651,631 shares. As of June 30, 2022, the number of shares of common stock available for future issuance under the ESPP was 4,977,968 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Incentive Bonus
The Company mostly settles bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2022, the Company issued 0.5 million freely-tradable shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2021 performance period. At June 30, 2022, the Company has an accrual of $19.0 million for bonus awards for employees for year-to-date achievement in the 2022 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of net revenue	$162	$148	$325	$317
Research and development	9,983	7,267	19,659	14,429
Selling, general and administrative	9,324	6,551	18,039	12,175
	$19,469	$13,966	$38,023	$26,921
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2022 was $112.8 million, and the weighted average period over which these equity awards are expected to vest is 2.50 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2022 was $28.8 million, and the weighted average period over which these equity awards are expected to vest is 1.12 years.
The total unrecognized compensation cost related to unvested stock options as of June 30, 2022 was $0.01 million, and the weighted average period over which these equity awards are expected to vest is 0.02 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	5,233	$25.14
Granted	1,697	60.58
Vested	(1,814)	36.60
Canceled	(214)	29.06
Outstanding at June 30, 2022	4,902	$33.00
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
As of June 30, 2022, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	2,005	$19.80
Granted(1)	376	75.40
Vested	(701)	17.85
Canceled	(4)	35.73
Outstanding at June 30, 2022	1,676	$33.04
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2022 and 2021 there were 83,404 and 113,510 shares, respectively, of common stock purchased under the ESPP at a weighted average price of $34.92 and $23.21, respectively.
The fair values of employee stock purchase rights for the latest ESPP offering period were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended June 30,
	2022	2021
Weighted-average grant date fair value per share	$14.25	$10.85
Risk-free interest rate	1.54%	0.04%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	69.74%	61.10%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	417	$17.05
Exercised	(18)	14.47
Outstanding at June 30, 2022	399	$17.16	2.89	$16,449
Vested and expected to vest at June 30, 2022	399	$17.16	2.89	$16,449
Exercisable at June 30, 2022	392	$17.14	2.89	$16,170
No stock options were granted by the Company during the six months ended June 30, 2022.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The intrinsic value of stock options exercised was $0.4 million and $6.7 million in the three months ended June 30, 2022 and 2021, respectively. The intrinsic value of stock options exercised was $0.7 million and $9 million in the six months ended June 30, 2022 and 2021, respectively.
Cash received from exercise of stock options was $0.1 million and $2.6 million during the three months ended June 30, 2022 and 2021, respectively. Cash received from exercise of stock options was $0.2 million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively.
The tax benefit from stock options exercised was $0.6 million and $10.6 million during the three months ended June 30, 2022 and 2021, respectively. The tax benefit from stock options exercised was $1.0 million and $13.3 million during the six months ended June 30, 2022 and 2021, respectively.
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
The Company recorded an income tax provision of $11.9 million in the three months ended June 30, 2022 and an income tax benefit of $8.0 million in the three months ended June 30, 2021.
The Company recorded an income tax provision of $23.3 million in the six months ended June 30, 2022 and an income tax benefit of $6.2 million in the six months ended June 30, 2021.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
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
During the six months ended June 30, 2022, the Company’s unrecognized tax benefits increased by $4.4 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
penalties associated with uncertain tax positions as of June 30, 2022 were approximately $0.4 million and $0.03 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2022, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2018, 2017, and 2016, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the six months ended June 30, 2022 at the incentive rate. In the six months ended June 30, 2021, due to the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax provision.

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
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage of total net revenue
Customer A (direct)	18%	15%	17%	15%
Customer B (direct)	11%	11%	11%	12%
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	June 30,	December 31,
	2022	2021
Percentage of gross accounts receivable
Customer B (direct)	*	14%
Customer C (distributor)	14%	*
Customer D (direct)	*	17%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers
Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vendor A	30%	38%	29%	41%
Vendor B	23%	24%	25%	22%
Vendor C	13%	10%	12%	10%
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$227,655	81%	$169,088	82%	$439,320	81%	$340,248	82%
United States	9,684	3%	8,027	4%	18,552	3%	18,327	4%
Rest of world	42,670	16%	28,261	14%	86,064	16%	56,160	14%
Total	$280,009	100%	$205,376	100%	$543,936	100%	$414,735	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Percentage of total net revenue
Hong Kong	40%	44%	39%	40%
China	22%	*	17%	11%
Vietnam	*	14%	*	13%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, China and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2022		2021
	Amount	% of total	Amount	% of total
United States	$369,041	69%	$382,650	70%
Singapore	116,901	22%	122,474	22%
Rest of world	46,015	9%	42,277	8%
Total	$531,957	100%	$547,401	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Broadband	$139,098	$112,765	$273,654	$236,955
% of net revenue	50%	55%	50%	57%
Connectivity	56,400	31,292	116,579	58,741
% of net revenue	20%	15%	21%	14%
Infrastructure	35,889	29,369	69,070	58,161
% of net revenue	13%	14%	13%	14%
Industrial and multi-market	48,622	31,950	84,633	60,878
% of net revenue	17%	16%	16%	15%
Total net revenue	$280,009	$205,376	$543,936	$414,735
Revenues from sales through the Company’s distributors accounted for 45% and 45% of net revenue for the three months ended June 30, 2022 and 2021, respectively.
Revenues from sales through the Company’s distributors accounted for 46% and 45% of net revenue for the six months ended June 30, 2022 and 2021, respectively.
Contract Liabilities
As of June 30, 2022 and December 31, 2021, customer contract liabilities were approximately $1.3 million and $1.0 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three and six months ended June 30, 2022 and 2021 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the six months ended June 30, 2022 and 2021.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2022 and December 31, 2021, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $110.6 million and $40.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2022 were $39.3 million and $1.2 million, respectively, and as of December 31, 2021 were $6.7 million and $2.8 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three and six months ended June 30, 2022 and 2021 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of June 30, 2022 and December 31, 2021, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.4 million and $1.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.6% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 4.2 years and 4.6 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2022:

Operating Leases
(in thousands)
2022 (6 months)	$5,834
2023	11,427
2024	8,182
2025	7,292
2026	5,171
Thereafter	4,054
Total minimum payments	41,960
Less: imputed interest	(2,920)
Total lease liabilities	39,040
Less: short-term lease liabilities	(11,202)
Long-term lease liabilities	$27,838
Operating lease cost was $2.3 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively.
Operating lease cost was $4.8 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively.
Short-term lease costs for the three and six months ended June 30, 2022 and 2021 were not material.
There were $4.1 million and $0 of right-of-use assets obtained in exchange for new lease liabilities for the three months ended June 30, 2022 and 2021, respectively.
There were $11.9 million and $5.2 million of right-of-use assets obtained in exchange for new lease liabilities for the six months ended June 30, 2022 and 2021, respectively.
14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations
In connection with a 2020 acquisition, the Company assumed an obligation of $7.9 million associated with certain defined benefit retirement plans, including a pension plan. As of June 30, 2022 and December 31, 2021, the defined benefit obligation was $4.3 million and $4.5 million, respectively. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021 and were recorded to research and development expenses in the consolidated statements of income.
Net periodic benefit costs were $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021 and were recorded to research and development expenses in the consolidated statements of income.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2022, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2022 (6 months)	$195,849	$12,624	$208,473
2023	12,597	15,548	28,145
2024	—	841	841
2025	—	109	109
Total minimum payments	$208,446	$29,122	$237,568
Other obligations consist of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, certain funds received from the other parties of $4.0 million have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three and six months ended June 30, 2022, the Company recognized $0 and $3.8 million in previously deferred amounts from other parties due to resolution of such repayment conditions.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. The Company is not currently a party to any pending legal proceedings that, if determined adversely to the Company’s interests, would, in management's opinion, have a material effect on the Company’s financial position, results of operations, or cash flows or that would not be covered by the Company’s existing liability insurance. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The share repurchase program has been temporarily suspended since July 2022 due to the Company’s pending merger with Silicon Motion.
During the three months ended June 30, 2022, the Company repurchased 124,000 shares of its common stock at a weighted average price of $42.0213 per share at an aggregate value of approximately $5.2 million under the repurchase program.
During the six months ended June 30, 2022, the Company repurchased 564,449 shares of its common stock at a weighted average price of $55.7972 per share at an aggregate value of approximately $31.5 million under the repurchase program.
At June 30, 2022, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A in this report.
Overview
We are a provider of communications systems-on-chip solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die, using standard digital complementary metal oxide semiconductor, or CMOS, processes and conventional packaging technologies. We believe this approach enables our solutions to achieve superior power, performance, and cost relative to our industry competition. Our customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate our products in a wide range of electronic devices. Examples of such devices include cable Data Over Cable Service Interface Specifications, or DOCSIS, fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
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
In the six months ended June 30, 2022, revenues of $543.9 million were derived from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 81% and 82% of net revenue during the three months ended June 30, 2022 and 2021, respectively, including 40% from products shipped to Hong Kong and 22% from products shipped to mainland China during the three months ended June 30, 2022 and 44% from products shipped to Hong Kong and 14% from products shipped to Vietnam during the three months ended June 30, 2021.

Products shipped to Asia accounted for 81% and 82% of net revenue during the six months ended June 30, 2022 and 2021, respectively, including 39% from products shipped to Hong Kong and 17% from products shipped to mainland China during the six months ended June 30, 2022 and 40% from products shipped to Hong Kong, 11% from products shipped to mainland China, and 13% from products shipped to Vietnam during the six months ended June 30, 2021. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2022 and 2021 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2022, our top two customers accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 29% of our net revenue. In the six months ended June 30, 2022, our top two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 30% of our net revenue.  For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Recent Developments
Silicon Motion Merger
On May 5, 2022, we entered into an agreement and plan of merger, or the Merger Agreement, with Silicon Motion Technology Corporation, or Silicon Motion, an exempted company with limited liability incorporated under the Law of the Cayman Islands, pursuant to which, subject to the terms and conditions thereof, we agreed to acquire Silicon Motion pursuant to a statutory merger of Shark Merger Sub, a wholly-owned subsidiary of MaxLinear, with and into Silicon Motion, with Silicon Motion surviving the merger as a wholly-owned subsidiary of MaxLinear. Silicon Motion is a provider of NAND flash controllers for solid state drives and other solid state storage devices.
Under the terms of the Merger Agreement, the transaction consideration will consist of $93.54 in cash and 0.388 shares of our stock for each Silicon Motion American Depositary Share, or ADS, and $23.385 in cash and 0.097 shares of our common stock for each Silicon Motion ordinary share not represented by an ADS. Upon closing of the transaction, our current stockholders will own approximately 86% of the combined company and former Silicon Motion securityholders will own approximately 14% of the combined company. Based on the closing price of our common shares on May 4, 2022, the implied value of the total transaction consideration for Silicon Motion is approximately $4.3 billion. We may fund up to $3.5 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders as described below. We will also assume Silicon Motion’s vested and unvested employee stock-based compensation awards.
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including Silicon Motion shareholders’ approval and regulatory approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger. On July 13, 2022, the Form S-4 was declared effective by the SEC.
On June 17, 2022, we entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by us of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt in full.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission, or SEC, on February 2, 2022, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.

Recently Issued Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
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
Research and Development. Research and development expense includes personnel-related expenses, including salaries and benefits, stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred.
Selling, General and Administrative. Selling, general and administrative expense includes personnel-related expenses, including salaries and benefits, stock-based compensation, amortization of certain acquired intangible assets, merger, acquisition and integration costs, third-party sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.
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

The following table sets forth our consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of net revenue	41	45	41	46
Gross profit	59	55	59	54
Operating expenses:
Research and development	29	36	27	33
Selling, general and administrative	16	17	16	17
Restructuring charges	—	—	—	1
Total operating expenses	45	54	43	51
Income from operations	14	1	16	3
Interest income	—	—	—	—
Interest expense	(1)	(2)	(1)	(2)
Loss on extinguishment of debt	—	(3)	—	(1)
Other income (expense), net	3	—	—	—
Total other income (expense), net	2	(5)	—	(3)
Income (loss) before income taxes	16	(4)	16	—
Income tax provision (benefit)	4	(4)	4	(1)
Net income	11%	—%	12%	1%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$139,098	$112,765	$26,333	23%	$273,654	$236,955	$36,699	15%
% of net revenue	50%	55%			50%	57%
Connectivity	56,400	31,292	25,108	80%	116,579	58,741	57,838	98%
% of net revenue	20%	15%			21%	14%
Infrastructure	35,889	29,369	6,520	22%	69,070	58,161	10,909	19%
% of net revenue	13%	14%			13%	14%
Industrial and multi-market	48,622	31,950	16,672	52%	84,633	60,878	23,755	39%
% of net revenue	17%	16%			16%	15%
Total net revenue	$280,009	$205,376	$74,633	36%	$543,936	$414,735	$129,201	31%
Net revenue increased $74.6 million to $280.0 million for the three months ended June 30, 2022, as compared to $205.4 million for the three months ended June 30, 2021, due to improvement in supply and market strength attributed to the work-from-home environment. The increase in broadband net revenue of $26.3 million was primarily from gateway revenues. The increase in connectivity revenue of $25.1 million was primarily driven by higher Wi-Fi and ethernet revenues as our supply improved and an increase in MoCA product shipments. The increase in infrastructure revenues of $6.5 million was primarily driven by increased shipments of high-performance analog, MoCA last-mile access, and wireless access products in this category. The increase in industrial and multi-market revenue of $16.7 million was related to increased shipments of component and high-performance analog products.

Net revenue increased $129.2 million to $543.9 million for the six months ended June 30, 2022, as compared to $414.7 million for the six months ended June 30, 2021, due to improvement in supply and market strength attributed to the work-from-home environment. The increase in broadband net revenue of $36.7 million was primarily from gateway revenues and, to a lesser extent, improvements in satellite shipments. The increase in connectivity revenue of $57.8 million was primarily driven by higher Wi-Fi and ethernet revenues as our supply improved and an increase in MoCA product shipments. The increase in infrastructure revenues of $10.9 million was primarily driven by an increase in 5G wireless access and high-performance analog product shipments. The increase in industrial and multi-market revenue of $23.8 million was related to increased shipments of component and high-performance analog products.
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
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$115,658	$92,833	$22,825	25%	$224,995	190,473	34,522	18%
% of net revenue	41%	45%			41%	46%
Gross profit	164,351	112,543	51,808	46%	318,941	224,262	94,679	42%
% of net revenue	59%	55%			59%	54%
Cost of net revenue increased $22.8 million to $115.7 million for the three months ended June 30, 2022, as compared to $92.8 million for the three months ended June 30, 2021. The increase was primarily driven by higher sales and incremental expenses. Gross profit percentage improved for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due primarily to revenue mix and improved absorption of amortization of intangible assets.
Cost of net revenue increased $34.5 million to $225.0 million for the six months ended June 30, 2022, as compared to $190.5 million for the six months ended June 30, 2021. The increase was primarily driven by higher sales and incremental expenses. Gross profit percentage improved for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due primarily to revenue mix and improved absorption of amortization of intangible assets.
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
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$80,395	$74,416	$5,979	8%	$146,281	$137,582	$8,699	6%
% of net revenue	29%	36%			27%	33%
Research and development expense increased $6.0 million to $80.4 million for the three months ended June 30, 2022 from $74.4 million in the three months ended June 30, 2021. The increase was primarily driven by increased headcount.
Research and development expense increased $8.7 million to $146.3 million for the six months ended June 30, 2022 from $137.6 million in the six months ended June 30, 2021. The increase was primarily driven by increased headcount.
We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$44,487	$35,885	$8,602	24%	$85,064	$72,354	$12,710	18%
% of net revenue	16%	17%			16%	17%
Selling, general and administrative expense increased $8.6 million to $44.5 million for the three months ended June 30, 2022, as compared to $35.9 million for the three months ended June 30, 2021. The increase was primarily due to merger costs of approximately $6.4 million, as well as increased headcount.
Selling, general and administrative expense increased $12.7 million to $85.1 million for the six months ended June 30, 2022, as compared to $72.4 million for the six months ended June 30, 2021. The increase was primarily due to increased headcount as well as increased acquisition and integration costs of $4.8 million.
We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$462	$38	$424	1,116%	$462	$2,204	$(1,742)	(79)%
% of net revenue	—%	—%			—%	1%
Restructuring charges increased $0.4 million to $0.5 million for the three months ended June 30, 2022, compared to $0.04 million for the three months ended June 30, 2021. Restructuring charges in the three months ended June 30, 2022 primarily consisted of $0.5 million of lease-related charges, which consisted of impairment of leased right-of-use assets from partial abandonment of a facility. Restructuring charges in the three months ended June 30, 2021 primarily consisted of $0.02 million in employee severance-related charges.
Restructuring charges decreased $1.7 million to $0.5 million for the six months ended June 30, 2022, compared to $2.2 million for the six months ended June 30, 2021. Restructuring charges in the six months ended June 30, 2022 primarily consisted of $0.5 million of lease-related charges, which consisted of impairment of leased right-of-use assets from partial abandonment of a facility. Restructuring charges in the six months ended June 30, 2021 included $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements.
Loss on Extinguishment of Debt

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Loss on extinguishment of debt	$—	$(5,221)	$5,221	(100)%	$—	$(5,221)	$5,221	(100)%
% of net revenue	—%	(3)%			—%	(1)%
    Loss on extinguishment of debt in the three and six months ended June 30, 2021 consists of the charge-off of remaining unamortized debt discount and issuance costs on debt under a prior term loan which we repaid early with proceeds from a new term loan in June 2021.

Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$4,845	$(4,260)	$9,105	(214)%	$1,757	$(8,570)	$10,327	(121)%
% of net revenue	2%	(2)%			—%	(2)%
Interest and other income (expense), net changed by $9.1 million from a net expense of $4.3 million in the three months ended June 30, 2021 to a net income of $4.8 million for the three months ended June 30, 2022. The change in interest and other income (expense), net was primarily due to the impact of a $7.7 million change in other income (expense), net, from expense of $0.5 million in the 2021 period to income of $7.2 million in the 2022 period, and a $1.3 million decrease in interest expense.
The $7.7 million change in other income (expense), net primarily related to $4.8 million in unrealized holding gain on equity securities that are marked to market value on the balance sheet and $2.7 million impact from foreign currency fluctuations. The $1.3 million decrease in interest expense primarily relates to a decrease in interest expense on outstanding debt, mostly related to a lower average balance of term loan debt outstanding.
Interest and other income (expense), net changed by $10.3 million from a net expense of $8.6 million in the six months ended June 30, 2021 to a net income of $1.8 million for the six months ended June 30, 2022. The change in interest and other income (expense), net was primarily due to the impact of a $7.1 million decrease in other income (expense), net, from expense of $0.6 million in the 2021 period to income of $6.4 million in the 2022 period and a $3.2 million decrease in interest expense.
The $7.1 million change in other income (expense), net primarily related to $3.9 million in net unrealized holding gain on equity securities that are marked to market value on the balance sheet and $3.1 million impact from foreign currency fluctuations. The $3.2 million decrease in interest expense primarily relates to a decrease in interest expense on outstanding debt, mostly related to a lower average balance of term loan debt outstanding.
Income Tax Provision (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$11,886	$(8,010)	$19,896	(248)%	$23,339	$(6,204)	$29,543	(476)%
The income tax provision for the three months ended June 30, 2022 was $11.9 million compared to an income tax benefit of $8.0 million for the three months ended June 30, 2021.
The income tax provision for the six months ended June 30, 2022 was $23.3 million compared to an income tax benefit of $6.2 million for the six months ended June 30, 2021.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the six months ended June 30, 2022 at the incentive rate. In the six months ended June 30, 2021, due to our Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on our income tax provision. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.

Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $211.4 million, restricted cash of $1.1 million and net accounts receivable of $137.1 million. Additionally, as of June 30, 2022, our working capital was $222.5 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. As described in Note 3 to our unaudited consolidated financial statements, the implied value of the total transaction consideration for Silicon Motion is approximately $4.3 billion. MaxLinear may fund up to $3.5 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank and other lenders. In June 2022, we entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. Funding of the Senior Secured Credit Facilities is contingent on customary conditions, including, but not limited to the consummation of the merger and execution of definitive loan agreements. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay our existing debt in full.
We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. As of June 30, 2022, $250.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of June 30, 2022. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028.

Heightened volatility, global semiconductor supply shortages, and uncertainty in customer demand and the worldwide economy in general continues to impact business and financial markets as a result of the COVID-19 pandemic and may be further exacerbated by the impacts of high inflation, and we may experience decreased sales and revenues in the near future. A material adverse impact from COVID-19 and the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, our pending merger with Silicon Motion, and any other potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of leased right-of-use assets and related leasehold improvements and unrealized holding gains or losses on marketable equity securities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from issuance of common stock and debt and cash used to pay down outstanding debt or repurchase common stock are included in financing activities in our consolidated statements of cash flows.
As of June 30, 2022, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$250,000	$—	$—	$—	$250,000
Operating lease obligations	41,960	5,834	19,609	12,463	4,054
Inventory purchase obligations	208,446	195,849	12,597	—	—
Other obligations	29,122	12,624	16,389	109	—
Total	$529,528	$214,307	$48,595	$12,572	$254,054
Our planned capital expenditures as of June 30, 2022 were not material. Our consolidated balance sheet at June 30, 2022 included $9.4 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30, 2022	December 31, 2021
	(in thousands)
Working capital	$222,543	$196,709
Cash and cash equivalents	$211,363	$130,572
Short-term restricted cash	162	105
Long-term restricted cash	894	1,061
Total cash, cash equivalents, and restricted cash	$212,419	$131,738

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$257,603	$68,123
Net cash used in investing activities	(59,035)	(50,922)
Net cash used in financing activities	(116,525)	(35,088)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,362)	(713)
Increase (decrease) in cash, cash equivalents and restricted cash	$80,681	$(18,600)
Cash Flows from Operating Activities
Net cash provided by operating activities was $257.6 million for the six months ended June 30, 2022. Net cash provided by operating activities consisted of positive impact of net income of $65.6 million, non-cash items of $76.5 million, and changes in operating assets and liabilities of $117.6 million, partially offset by excess tax benefits and deferred income taxes totaling $2.1 million. Non-cash items included in net income for the six months ended June 30, 2022 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $43.4 million and stock-based compensation of $38.0 million, partially offset by $3.9 million in unrealized holding gain on investments that are marked to market on the balance sheet.
Net cash provided by operating activities was $68.1 million for the six months ended June 30, 2021. Net cash provided by operating activities consisted of the positive impact of net income of $4.5 million and non-cash items of $80.0 million, partially offset by the negative impact of deferred income taxes and excess tax benefits totaling $10.1 million and changes in operating assets and liabilities of $6.3 million. Non-cash items included in net income for the six months ended June 30, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $44.3 million and stock-based compensation of $26.9 million, loss on extinguishment of debt of $5.2 million and amortization of issuance costs and discounts on debt and leases of $2.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $59.0 million for the six months ended June 30, 2022 and consisted of purchases of investments of $28.3 million, purchases of property and equipment of $15.5 million, proceeds loaned under notes receivable of $10.0 million, and purchases of intangible assets of $5.2 million.
Net cash used in investing activities was $50.9 million for the six months ended June 30, 2021 and consisted of payments of purchase price that were previously deferred from our 2020 acquisition of NanoSemi of $27.5 million, purchases of property and equipment of $17.3 million, purchases of investments of $5.0 million, and purchases of intangible assets of $1.1 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $116.5 million for the six months ended June 30, 2022. Net cash used in financing activities consisted primarily of repayments of debt of $60.0 million, common stock repurchases of $31.5 million, and minimum tax withholding paid on behalf of employees for restricted stock units of $28.1 million, partially offset by $3.1 million in net proceeds from issuance of our common stock upon exercise of stock options and purchases made under our ESPP.
Net cash used in financing activities was $35.1 million for the six months ended June 30, 2021. Net cash used in financing activities consisted primarily of repayments of debt of $369.8 million, minimum tax withholding paid on behalf of employees for restricted stock units of $10.1 million, common stock repurchases of $7.1 million, and debt issuance costs of $4.1 million, partially offset by cash inflows from net proceeds from the issuance of debt of $350.0 million and from net proceeds from issuance of common stock upon exercise of stock options and purchases made under our ESPP of $6.1 million.
We believe that our $211.4 million of cash and cash equivalents at June 30, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months, excluding the pending merger and related integration costs. As of June 30, 2022, our indebtedness totaled $250.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. Upon consummation of our merger with Silicon Motion and execution of related merger financing agreements, we expect that a portion of the proceeds from the Senior Secured Credit Facilities associated with the merger, described in more detail above, will be used to repay our existing indebtedness in full, and our indebtedness may increase up to $3.5 billion under the Senior Secured Credit Facilities. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of June 30, 2022. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the six months ended June 30, 2022 would result in a change to translation gain in accumulated other comprehensive income of approximately $0.9 million.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We are not currently a party to any pending legal proceedings that, if determined adversely to us, would, in our opinion, have a material effect on our financial position, results of operations, or cash flows or that would not be covered by our existing liability insurance. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risk factors together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
For the risks relating to our pending merger with Silicon Motion, please refer to the section of these risk factors captioned "Risks Relating to the Proposed Merger with Silicon Motion."
Risk Factor Summary
Risks Relating to the Proposed Merger with Silicon Motion
•If the merger is completed, our actual financial and operating results could differ materially from any expectations or guidance, including with respect to any cost savings and other potential synergies.
•Failure to integrate Silicon Motion with our business successfully in the expected time-frame may adversely affect our results and financial condition if the merger is completed.
•Our business relationships may be subject to disruption due to uncertainty associated with the merger.
•We and Silicon Motion may have difficulty motivating and retaining executives and other key personnel in light of the pending merger
•The merger agreement contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
•If the proposed merger is not completed, we will have incurred substantial costs.
•Our ability to complete the merger is subject to various closing conditions, including approval of Silicon Motion’s shareholders and certain required regulatory approvals, which may contain burdensome conditions, that could have an adverse effect on our operation of the business following the merger.

•As a result of the transaction, we will materially increase our secured term loan indebtedness which adversely affects our operating results and cash-flows and our new loan agreements will likely contain covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•We may not have sufficient cash flow from our business to pay our substantial indebtedness.
•Additional shareholder lawsuits could be filed in the future challenging the merger, which may delay or prevent the consummation of the merger, cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
•The fact that there is a merger pending could materially harm us or Silicon Motion and our results of operations.
•Counterparties of Silicon Motion may acquire certain rights which could negatively affect us following the merger.
•If the merger is consummated, the issuance of shares of our common stock to Silicon Motion securityholders will reduce the percentage interests of our stockholders.
•After completion of the merger, we will be exposed to intensified risks associated with doing business in Taiwan because of tense regional geopolitical risk with China
•The COVID-19 pandemic may delay or prevent the completion of the merger.
•We expect to incur substantial expenses related to the merger of MaxLinear and Silicon Motion.
•We will record goodwill that could become impaired and adversely affect our future operating results.
•The market value of our common stock could decline if large amounts of our common stock are sold following the merger.
Risks Related to Our Business
•We face intense and increasing competition, which could have an adverse effect on our revenue, revenue growth rate and market share.
•Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.
•Our business, financial condition and results of operations could be adversely affected by geopolitical conflicts and economic conditions and other factors related to our international operations.
•The loss of, or a significant reduction in orders from our major customers that comprise a substantial portion of our revenue could have a material adverse effect on our revenue and operating results.
•Average selling prices of our products could decrease rapidly.
•If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
•Development delays and consolidation trends among cable and satellite Pay-TV and broadband operators could adversely affect our future revenues and operating results.
•We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
•A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate and/or manage future growth effectively.
•The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs, which could reduce the market acceptance of our new products, damage our reputation and adversely affect our operating costs.
•If we are unable to attract and retain qualified design and technical personnel, we may not be able to effectively execute our strategy.
•Failure to timely develop and introduce new or enhanced products could impair our ability to attract and retain customers and harm our competitive position.
•Differences between our estimates of customer demand and product mix and our actual results could negatively affect our inventory levels, sales and operating results.
•We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly in new markets.
•Our business would be adversely affected by the departure of existing members of our senior management team.
•Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.
•We incur significant expenditures to win business and customers may decide to cancel or change their product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.
•Our operating results are subject to substantial quarterly and annual fluctuations that could adversely affect our business and our stock price.
•We are subject to the cyclical nature of the semiconductor industry.

•If we fail to maintain compliance with various governmental regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
•We have incurred material secured term loan indebtedness which adversely affects our operating results and cash-flows and contains covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•We may still incur substantially more debt or take other actions, which would intensify the risks.
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
Risks Relating to Reliance on Third Parties
•Failure to manage our third-party relationships successfully, or mitigate negative impacts from using third parties, could adversely affect our ability to market and sell our products.
•Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
•We do not have any long-term supply contracts, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.
•Any failure of third parties to provide services and technology necessary for the operation of our business could have a material adverse effect on our business.
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
Risks Relating to our Proposed Merger with Silicon Motion
If the merger is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.
We currently expect to realize material synergies as a result of our proposed merger with Silicon Motion, and as a result, we currently believe that the merger will, in aggregate, be accretive to our free cash-flow and non-GAAP earnings per share, excluding upfront non-recurring charges, transaction related expenses, the amortization of purchased intangible assets, and inventory and property and equipment fair value adjustments. The expectations and guidance we have provided with respect to the potential financial impact of the merger are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for Silicon Motion’s business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Silicon Motion’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:
•projections of Silicon Motion’s future revenues;
•the anticipated financial performance of Silicon Motion’s products and products currently in development;
•anticipated cost savings and other synergies associated with the merger, including potential revenue synergies;
•our capital structure after the merger;
•the amount of goodwill and intangibles that will result from the merger;

•certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the merger;
•merger costs, including restructuring charges and transaction costs payable to our financial, legal, and accounting advisors;
•our ability to maintain, develop, and deepen relationships with customers of Silicon Motion; and
•other financial and strategic risks of the merger, including the possible impact of reduced liquidity of MaxLinear resulting from deal-related cash outlays, the credit risk associated from the potential debt facility described below, and continued uncertainty arising from the COVID-19 pandemic.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Silicon Motion, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Silicon Motion successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the merger in the amounts that we currently anticipate; risks relating to the willingness of Silicon Motion’s customers and other partners to continue to conduct business with MaxLinear; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Silicon Motion specifically. We believe the continuing pandemic enhances certain of these risks and presents additional uncertainty in our ability to achieve the financial and strategic objectives of the merger. Any failure to integrate Silicon Motion successfully and to realize the financial benefits we currently anticipate from the merger would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Failure to integrate our business and operations successfully with those of Silicon Motion in the expected time-frame or otherwise may adversely affect our operating results and financial condition if the merger is completed.
The success of the proposed merger with Silicon Motion will depend, in substantial part, on our ability to integrate Silicon Motion’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Silicon Motion’s product portfolio. Historically, we and Silicon Motion have been independent companies, and we will continue to operate as such until the consummation of the merger. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Silicon Motion, integrating the two companies’ technologies, and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material and adverse effect on the trading price or trading volume of our common stock.
Our business relationships, including customer relationships, and those of Silicon Motion may be subject to disruption due to uncertainty associated with the merger.
In response to the announcement of the merger, customers, vendors, licensors, and other third parties with whom we or Silicon Motion do business or otherwise have relationships may experience uncertainty associated with the merger, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or Silicon Motion while the merger is pending or with MaxLinear after the merger is consummated. As a result, we are in many instances unable to evaluate the impact of the merger on certain assumed contract rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Silicon Motion products after the merger is consummated, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the merger. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the merger is pending or after it is consummated. The adverse effect of any such disruptions could be exacerbated by a delay in the consummation of the merger for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our common stock.
We and Silicon Motion may have difficulty motivating and retaining executives and other key personnel in light of the pending merger.
Uncertainty about the effect of the merger on our employees and those of Silicon Motion may have an adverse effect on MaxLinear or Silicon Motion while the merger is pending or on MaxLinear after the merger is consummated. This uncertainty may impair our or Silicon Motion’s ability to retain and motivate key personnel in the months leading up to the consummation of the merger and our ability to retain and motivate them following the merger. Employee retention may be particularly challenging as our and Silicon Motion’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following consummation of the merger. For the merger to be successful, we and Silicon Motion must continue to retain and motivate executives and other key employees during the period before the merger is completed. Furthermore, after the merger is consummated, MaxLinear must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements, which could substantially reduce or delay our ability to realize the anticipated benefits of the merger, which could have a material adverse effect on our business, operating results, and financial condition.
The merger agreement with Silicon Motion contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
The consummation of the merger is subject to certain customary closing conditions such as regulatory approval in China. Under certain circumstances, we could be required to pay Silicon Motion a termination fee if the merger agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or merger is not consummated by February 6, 2023, or the Outside Date. The Outside Date will be automatically extended to May 5, 2023 and further to August 7, 2023, if all conditions to closing have been met, other than certain exceptions related to regulatory matters. However, in certain circumstances, the right to terminate the merger agreement would not be available to a party in material breach of the merger agreement.
If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our common stock.
If the merger is not consummated, the price of our common stock may decline to the extent that such market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees, will be payable regardless of whether the merger is completed. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business during the pendency of the merger. If the merger is not completed, we will have received little or no benefit in respect of such costs incurred. If the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay a termination fee to Silicon Motion of $160 million, as described above. Furthermore, if the merger is not consummated, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have an adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.
Our ability to complete the merger is subject to various closing conditions, including approval of Silicon Motion’s shareholders and certain required regulatory approvals, which may contain burdensome conditions, that could have an adverse effect on our operation of the business following the merger.
To complete the merger, Silicon Motion’s shareholders must approve the merger pursuant to the terms of the merger agreement by not less than two-thirds of the votes cast by Silicon Motion shareholders present and voting at Silicon Motion’s extraordinary general meeting. In addition, completion of the merger is subject to the satisfaction of the remaining customary closing conditions, including receipt of clearance from the People’s Republic of China State Administration for Market Regulation, among other things. Even if these approvals are obtained, governmental authorities could impose conditions on the completion of the merger that could delay consummation of the acquisition or have an adverse effect on our business following the acquisition.
If we are unable to complete the merger, we would be subject to a number of risks, including the following:
•we would not realize the anticipated benefits of the acquisition, including, among other things, increased operating efficiencies;
•the attention of our management may have been diverted to the merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•the potential loss of key personnel during the pendency of the merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the merger; and
•the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
We can provide no assurance that the various closing conditions will be satisfied, that the necessary regulatory approvals will be obtained, or that any required conditions will not materially adversely affect our business following the merger. If we are required to undertake divestitures or to commit to certain behavioral remedies in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and our business, operating results, and financial condition after the merger may be adversely affected. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our common stock.
In order to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will incur material indebtedness of up to $3.5 billion and we may also use a portion of Silicon Motion’s and our cash resources. This material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As previously disclosed, MaxLinear will finance the merger in part with the Senior Secured Credit Facilities, which will provide funding of up to $3.5 billion. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt in full. As of June 30, 2022, our aggregate indebtedness was $250.0 million.
The material increase in our indebtedness to up to $3.5 billion will adversely affect our operating expenses through materially increased interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. In addition, the loan agreements will likely contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
Specifically, our materially increased indebtedness could have important consequences to investors in our common stock, including the following:
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service the indebtedness;
•our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;

•a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;
•our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and
•our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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
Under the Senior Secured Credit Facilities, we may incur up to $3.5 billion in aggregate principal amount of senior indebtedness. Our substantial indebtedness may increase our vulnerability to any generally adverse economic and industry conditions.
Our ability to make scheduled payments of the principal and interest when due, or to refinance our borrowings under the Senior Secured Credit Facilities, will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness, and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the term loans or existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Senior Secured Credit Facilities or future indebtedness.
Stockholders of MaxLinear or Silicon Motion securityholders could file additional lawsuits in the future challenging the merger, which may delay or prevent the consummation of the merger and cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
As of the date of this filing of our quarterly report on Form 10-Q, there are four pending lawsuits challenging the merger with Silicon Motion. However, potential plaintiffs may file additional lawsuits challenging the merger. The outcome of any current or future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the merger and result in substantial costs to us and/or Silicon Motion, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing is the absence of any provision of applicable law or order by any court or governmental entity (subject to certain limited exceptions) that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our or Silicon Motion’s business, financial conditions, results of operations and cash flows.
The fact that there is a merger pending could materially harm our or Silicon Motion’s businesses and results of operations.
While the merger is pending, we and Silicon Motion are subject to a number of risks that may harm either business and results of operations, including:
•the diversion of management and employee attention from implementing growth strategies in existing markets or in new markets we or Silicon Motion are targeting;
•potential diversion of public attention from positioning of our or Silicon Motion’s independent brand and products in a manner that appeals to customers;

•the fact that we and Silicon Motion have and will continue to incur expenses related to the merger prior to its closing;
•the potential inability to respond effectively to competitive pressures, industry developments and future opportunities, in particular, given the restrictions on the conduct of our or Silicon Motion’s business during the interim period between signing and closing due to the pre-closing covenants in the merger agreement;
•We or Silicon Motion could be subject to costly litigation associated with the merger; and
•current and prospective employees may be uncertain about their future roles and relationships with us or Silicon Motion following completion of the merger, which may adversely affect the ability of us or Silicon Motion to attract and retain key personnel.
Counterparties of Silicon Motion may acquire certain rights upon the merger, which could negatively affect us following the merger.
Silicon Motion is party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of an “assignment” of such agreement or a “change in control” of Silicon Motion or its subsidiaries. The definitions of “assignment” and “change in control” vary from contract to contract and, in some cases, the “assignment” or “change in control” provisions may be implicated by the merger. If an “assignment” or “change in control” occurs, a counterparty may be permitted to terminate its contract with Silicon Motion or to exercise other remedies thereunder.
Whether a counterparty would have cancellation rights or other rights in connection with the merger depends upon the language and governing law of its agreement with Silicon Motion. Whether a counterparty exercises any cancellation rights or other rights it has would depend on, among other factors, such counterparty’s views with respect to our financial strength and business reputation following the merger, prevailing market conditions and the business implications of exercising any such rights. We and Silicon Motion cannot presently predict the effects, if any, if the merger is deemed to constitute an assignment or change in control under certain of Silicon Motion’s contracts and other arrangements, including the extent to which cancellation rights or other rights would be exercised, if at all, or the effect on our financial condition, results of operations or cash flows following the merger, but such effect could be material.
If the merger with Silicon Motion is consummated, the issuance of shares of our common stock to Silicon Motion securityholders will reduce the percentage interests of our stockholders.
At the completion of the proposed merger with Silicon Motion, we expect to issue shares of our common stock to former Silicon Motion securityholders entitled to receive consideration pursuant to the merger agreement. If the merger is consummated, we expect that our stockholders will own approximately 86% and that Silicon Motion stockholders will own approximately 14% of our outstanding capital stock following completion of the merger. The issuance of shares of our common stock to Silicon Motion securityholders in the acquisition and the assumption by us of Silicon Motion restricted stock units will cause a reduction in the relative percentage voting and economic interests of our current stockholders.
After completion of the merger, we will be exposed to intensified risks associated with doing business in Taiwan because of tense regional geopolitical risk with China.
Following the merger, the revenue and operations of Silicon Motion will form a substantial portion of our revenue and operations, and since most of Silicon Motion’s business operations are in Taiwan and its principal executive offices are in Hong Kong, risks of conducting business in Taiwan and Hong Kong, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia” will be further intensified.
Past and recent developments in relations between Taiwan and China have on occasion depressed the market prices of the securities of companies with significant business activities in Taiwan. We cannot assure you that any contentious situation between Taiwan and China will always resolve in maintaining the current status quo or remain peaceful. Relations between Taiwan and China, potential confrontations between the United States and China and other factors affecting military, political, social or economic conditions in Taiwan and Hong Kong could have a material adverse effect on the Company’s financial condition and results of operations, as well as the market price and the liquidity of our common stock.
The COVID-19 pandemic may delay or prevent the completion of the merger.

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict its future impact on our or Silicon Motion’s business, and there is no guarantee that efforts by us or Silicon Motion to address any adverse impacts will be effective. The merger may also be delayed or adversely affected by the COVID-19 pandemic, or become more costly due to our or Silicon Motion’s respective policies or government policies and actions to protect the health and safety of individuals, or government policies or actions to maintain the functioning of national or global economies and markets could delay or prevent the completion of the merger. We and Silicon Motion may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect our or Silicon Motion’s financial condition or results of operations.
We expect to incur substantial expenses related to the merger of MaxLinear and Silicon Motion.
We expect to incur substantial expenses in connection with the pending merger and subsequent integration of Silicon Motion's business with MaxLinear. We expect operational integration to require substantial management attention. Numerous factors, many of which are beyond our control, could affect the total cost or the timing of expected merger and integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Silicon Motion. These merger and integration expenses may result in MaxLinear’s taking significant charges against earnings.
We will record goodwill in connection with the Silicon Motion merger that could become impaired and adversely affect our future operating results.
The merger with Silicon Motion will be accounted for as a business combination using the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Silicon Motion will be recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the merger will reflect Silicon Motion’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of Silicon Motion for periods prior to the merger. As a result, comparisons of future results against prior period results will be more difficult for investors.
Under the acquisition method of accounting, the total purchase price will be allocated to Silicon Motion’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of a material amount of intangible assets and goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock.
The market value of our common stock could decline if large amounts of our common stock are sold following the merger with Silicon Motion
Following the merger with Silicon Motion, our stockholders and former securityholders of Silicon Motion will own interests in a company operating an expanded business with more assets and a different mix of liabilities. Our current stockholders (and the securityholders of Silicon Motion who will receive our common stock in connection with the merger) may not wish to continue to invest in us, or may wish to reduce their investment in us, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which our common stock and Silicon Motion ADS are or were included. If, following the merger, large amounts of our common stock are sold, the price of our common stock could decline.
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

•Disruptions in product shipments from travel and shipping restrictions imposed in response to local outbreaks, or from customer postponement requests;
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
We sell our products throughout the world. Products shipped to Asia accounted for 81% of our net revenue in the six months ended June 30, 2022. In addition, as of June 30, 2022, approximately 75% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
In the six months ended June 30, 2022, our top two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 30% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
For the six months ended June 30, 2022 and 2021, revenue directly attributable to broadband applications accounted for approximately 50% and 57% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the six months ended June 30, 2022 and 2021, our research and development expense was $146.3 million and $137.6 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
We are currently benefiting from an uptick in demand for certain products due in part to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $414.7 million in the six months ended June 30, 2021 to $543.9 million in the six months ended June 30, 2022 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those in our broadband market. Impacts from the COVID-19 pandemic, such as global supply shortages, uncertainty in customer demand, as well as the global economy could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Our business is subject to various international and U.S. laws and governmental regulations, and compliance with these laws and regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable laws and regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
Our business is subject to various international and U.S. laws, regulations and other legal requirements, including those related to packaging, product content, labor, import/export control regulations, anticorruption laws such as the Foreign Corrupt Practices Act, privacy, cybersecurity, competition and antitrust and others. These laws and regulations are complex, change frequently, occasionally are conflicting or ambiguous, and have generally become more stringent over time. We may be required to incur significant costs to comply with these laws and regulations or to remedy violations. Any failure by us to comply with applicable laws and regulations could result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
For example, as indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. In prior years, there has been a substantial focus by regulators in the United States and Europe on the business practices of major Chinese technology companies such as Huawei and ZTE. ZTE is our current customer, but in May 2019 and subsequent months, and again in September 2020 with additional affiliated entities, we ceased prohibited business operations with Huawei and its affiliates and certain other restricted entities. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures to ensure compliance with applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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
As of June 30, 2022, our aggregate indebtedness was $250.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As of June 30, 2022, our aggregate indebtedness was $250.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of June 30, 2022. The credit agreement also permits the Company to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
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
We and our subsidiaries may, subject to any limitations in the terms of our existing loan facilities or the Senior Secured Credit Facilities, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our term loans that could have the effect of diminishing our ability to make payments under the indebtedness when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.
In addition to pending merger with Silicon Motion, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
We have completed multiple acquisitions in the past six years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions could result in:
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
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. In particular, from time to time, we receive correspondence from competitors and other third parties seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests and claims as received and could be required to enter license agreements with respect to third party intellectual property rights or indemnify third parties, either of which could have an adverse effect on our future operating results.
Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution are costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages and attorneys’ fees in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the infringing products, processes or technology;
•pay substantial damages, indemnification expenses and attorneys’ fees;
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 46% and 45% of our net revenue in the six months ended June 30, 2022 and 2021, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the first six months of 2022, the trading price of our common stock ranged from a low of $32.87 to a high of $77.57 and in 2021, the trading price of our common stock ranged from a low of $30.47 to a high of $77.89. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2022, we had approximately 78.3 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of June 30, 2022, our balance sheet reflected goodwill of $306.7 million and other intangible assets of $127.9 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of June 30, 2022, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of an acquired business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $4.3 million as of June 30, 2022 based on current projections and plan assets. We had previously never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost are materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2022
January 1, 2022 through January 31, 2022	128,500	$61.67	128,500	$68,539,400
February 1, 2022 through February 28, 2022	116,864	$60.81	116,864	$61,433,421
March 1, 2022 through March 31, 2022	195,085	$57.69	195,085	$50,179,597
April 1, 2022 through April 30, 2022	40,000	$47.97	40,000	$48,260,767
May 1, 2022 through May 31, 2022	42,000	$41.46	42,000	$46,519,356
June 1, 2022 through June 30, 2022	42,000	$36.91	42,000	$44,968,957
Total	564,449		564,449
______________________
(1) On February 24, 2021, we publicly announced that our board of directors authorized a plan to repurchase up to $100 million of our common stock over a period ending February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice. The share repurchase program has been temporarily suspended since July 2022 due to our pending merger with Silicon Motion.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, dated as of May 5, 2022, by and among MaxLinear, Inc., Silicon Motion Technology Corporation and Shark Merger Sub (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2022)

10.1
Commitment Letter, dated as of May 5, 2022, by and among MaxLinear, Inc., Wells Fargo Bank, N.A., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2022)

10.2
Amended and Restated Commitment Letter, dated as of June 17, 2022, by and among the MaxLinear, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 21, 2022)

10.3+	Employment Offer Letter, dated April 26, 2022, between the Registrant and Michelle M. Sayer.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	July 27, 2022	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)