Form 10-Q
period 2022-09-30
MAXLINEAR INC
filed 2022-10-25
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 18, 2022, the registrant had 78,565,918 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$181,496	$130,572
Short-term restricted cash	971	105
Short-term investments	18,587	—
Accounts receivable, net	178,072	119,724
Inventory	165,970	131,703
Prepaid expenses and other current assets	17,879	22,000
Total current assets	562,975	404,104
Long-term restricted cash	26	1,061
Property and equipment, net	67,081	60,924
Leased right-of-use assets	30,041	27,269
Intangible assets, net	122,142	152,540
Goodwill	306,739	306,668
Deferred tax assets	65,767	89,168
Other long-term assets	27,927	8,650
Total assets	$1,182,698	$1,050,384
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,845	$52,976
Accrued price protection liability	116,591	40,509
Accrued expenses and other current liabilities	94,414	57,268
Accrued compensation	49,468	56,642
Total current liabilities	351,318	207,395
Long-term lease liabilities	25,040	24,640
Long-term debt	171,607	306,153
Other long-term liabilities	18,852	22,998
Total liabilities	566,817	561,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 78,565 shares issued and outstanding at September 30, 2022 and 76,778 shares issued and outstanding December 31, 2021	8	8
Additional paid-in capital	697,649	657,485
Accumulated other comprehensive income (loss)	(5,316)	2,125
Accumulated deficit	(76,460)	(170,420)
Total stockholders’ equity	615,881	489,198
Total liabilities and stockholders’ equity	$1,182,698	$1,050,384

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$285,730	$229,774	$829,666	$644,509
Cost of net revenue	118,242	99,981	343,237	290,454
Gross profit	167,488	129,793	486,429	354,055
Operating expenses:
Research and development	76,437	67,538	222,718	205,120
Selling, general and administrative	38,472	38,469	123,536	110,823
Restructuring charges	631	—	1,093	2,204
Total operating expenses	115,540	106,007	347,347	318,147
Income from operations	51,948	23,786	139,082	35,908
Interest income	62	28	175	46
Interest expense	(2,711)	(2,649)	(7,476)	(10,596)
Loss on extinguishment of debt	—	—	—	(5,221)
Other income (expense), net	(4,705)	(105)	1,704	(746)
Total other income (expense), net	(7,354)	(2,726)	(5,597)	(16,517)
Income before income taxes	44,594	21,060	133,485	19,391
Income tax provision	16,186	11,802	39,525	5,598
Net income	$28,408	$9,258	$93,960	$13,793
Net income per share:
Basic	$0.36	$0.12	$1.21	$0.18
Diluted	$0.35	$0.12	$1.17	$0.17
Shares used to compute net income per share:
Basic	78,436	76,582	77,833	75,795
Diluted	80,060	79,815	80,331	79,048

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$28,408	$9,258	$93,960	$13,793
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefits of $187 and $184 for the three and nine months ended September 30, 2022, respectively, and net of tax expense of $196 and $427 for the three and nine months ended September 30, 2021, respectively	(2,378)	(292)	(7,441)	(924)
Other comprehensive loss	(2,378)	(292)	(7,441)	(924)
Total comprehensive income	$26,030	$8,966	$86,519	$12,869

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2022
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	76,778	$8	$657,485	$2,125	$(170,420)	$489,198
Common stock issued pursuant to equity awards, net	1,037		13,835	—	—	13,835
Repurchase of common stock	(440)	—	(26,297)	—	—	(26,297)
Stock-based compensation	—	—	18,599	—	—	18,599
Other comprehensive loss	—	—	—	(1,075)	—	(1,075)
Net income	—	—	—	—	33,586	33,586
Balance at March 31, 2022	77,375	8	663,622	1,050	(136,834)	527,846
Common stock issued pursuant to equity awards, net	999	—	310	—	—	310
Minimum tax withholding on common stock issued	—	—	(3,698)	—	—	(3,698)
Repurchase of common stock	(124)	—	(5,214)	—	—	(5,214)
Employee stock purchase plan	83	—	2,911	—	—	2,911
Stock-based compensation	—	—	19,464	—	—	19,464
Other comprehensive loss	—	—	—	(3,988)	—	(3,988)
Net income	—	—	—	—	31,966	31,966
Balance at June 30, 2022	78,333	8	677,395	(2,938)	(104,868)	569,597
Common stock issued pursuant to equity awards, net	232	—	(56)	—	—	(56)
Stock-based compensation	—	—	20,310	—	—	20,310
Other comprehensive loss	—	—	—	(2,378)	—	(2,378)
Net income	—	—	—	—	28,408	28,408
Balance at September 30, 2022	78,565	$8	$697,649	$(5,316)	$(76,460)	$615,881
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$93,960	$13,793
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	61,906	67,439
Amortization of debt issuance costs and accretion of discounts	1,462	2,584
Stock-based compensation	58,154	42,943
Deferred income taxes	23,321	1,405
Loss on disposal of property and equipment	167	533
Unrealized holding loss on investments	1,418	—
Impairment of leasehold improvements	—	226
Impairment of leased right-of-use assets	462	429
Loss on extinguishment of debt	—	5,221
(Gain) loss on foreign currency	(3,245)	384
Excess tax benefits on stock-based awards	(9,702)	(5,369)
Changes in operating assets and liabilities:
Accounts receivable	(57,976)	(39,425)
Inventory	(34,267)	(29,440)
Prepaid expenses and other assets	3,957	33,487
Leased right-of-use assets	—	72
Accounts payable, accrued expenses and other current liabilities	82,389	35,054
Accrued compensation	32,187	23,849
Accrued price protection liability	76,968	1,636
Lease liabilities	(8,485)	(7,070)
Other long-term liabilities	(3,307)	4,449
Net cash provided by operating activities	319,369	152,200

Investing Activities
Purchases of property and equipment	(24,625)	(26,934)
Purchases of intangible assets	(10,440)	(6,616)
Cash used in acquisitions, net of cash acquired	—	(35,000)
Proceeds loaned under notes receivable	(10,000)	—
Purchases of investments	(29,325)	(5,000)
Net cash used in investing activities	(74,390)	(73,550)

Financing Activities
Proceeds from the issuance of debt	—	350,000
Payment of debt issuance cost	—	(4,144)
Repayment of debt	(135,000)	(389,813)
Net proceeds from issuance of common stock	3,214	6,286
Minimum tax withholding paid on behalf of employees for restricted stock units	(28,527)	(11,081)
Repurchase of common stock	(31,511)	(8,145)
Net cash used in financing activities	(191,824)	(56,897)
Effect of exchange rate changes on cash and cash equivalents	(2,400)	(1,233)
Increase (decrease) in cash, cash equivalents and restricted cash	50,755	20,520
Cash, cash equivalents and restricted cash at beginning of period	131,738	150,034
Cash, cash equivalents and restricted cash at end of period	$182,493	$170,554

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,917	$8,798
Cash paid for income taxes	$14,076	$2,894

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,615	$23,554
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows.
The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 2, 2022, or the Annual Report. Interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
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

During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting the Company’s industry. Consistent with the prior year, the Company continues to operate in a supply constrained environment and is working closely with its suppliers to mitigate the impact of such shortage. Furthermore, the Company’s management believes this supply-constrained environment may continue into 2023.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Global supply shortages, inflation, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and the Company may experience continued volatility in its sales and revenues in the near future. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.
The Company also believes that its $182.5 million of cash and cash equivalents at September 30, 2022 will be sufficient to fund its projected operating requirements for at least the next twelve months. A material adverse impact from the global semiconductor supply shortage could result in a need to raise additional capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly as the Company pursues additional acquisitions (Note 3). The Company’s future capital requirements will depend on many factors, including changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 25, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from the global supply shortage.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no other significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$28,408	$9,258	$93,960	$13,793
Denominator:
Weighted average common shares outstanding—basic	78,436	76,582	77,833	75,795
Dilutive common stock equivalents	1,624	3,233	2,498	3,253
Weighted average common shares outstanding—diluted	80,060	79,815	80,331	79,048
Net income per share:
Basic	$0.36	$0.12	$1.21	$0.18
Diluted	$0.35	$0.12	$1.17	$0.17
For the three months ended September 30, 2022 and 2021, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 2.5 million and 0.08 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
For the nine months ended September 30, 2022 and 2021, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 1.5 million and 0.07 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
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
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including regulatory approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger. On July 13, 2022, the registration statement on Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On June 17, 2022, MaxLinear entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (the “Term B Loan Facility”) (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million (the “Term A Loan Facility”) and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt (Note 8) in full.
On October 24, 2022, MaxLinear entered into a second amended and restated commitment letter with Wells Fargo Bank and other lenders, which allows for additional commitments in respect of the Term A Loan Facility to be effected by way of the joinder of additional commitment parties to the second amended and restated commitment letter, and allows for an increase in the Term Loan A Loan Facility on a dollar-for-dollar basis by a corresponding decrease in the amount of the Term Loan B facility.
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
Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that MaxLinear believes will result from integrating the operations of Company X with the operations of MaxLinear. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There were minor adjustments to various assets and liabilities that resulted in a change in the purchase price allocation reflected as of September 30, 2022 compared to the preliminary purchase price allocation as of December 31, 2021 for Company X. These adjustments resulted in a decrease of $0.07 million in net operating assets and corresponding increase in goodwill.
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

In connection with the acquisition of Company X, the Company assumed certain operating liabilities. The liabilities assumed in this acquisition are included in the respective purchase price allocations above.

Goodwill recorded in connection with Company X was $3.9 million as of September 30, 2022. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
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
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Employee separation expenses	$631	$—	$631	$1,273
Lease related charges	—	—	462	608
Other	—	—	—	323
	$631	$—	$1,093	$2,204
Lease related charges for the nine months ended September 30, 2022 included the impairment of leased right-of-use assets of approximately $0.5 million related to exiting a redundant facility.
Lease related charges for the nine months ended September 30, 2021 included the impairment of leased right-of-use assets and leasehold improvements of approximately $0.4 million and $0.2 million, respectively, related to exiting a redundant facility.
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2022. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2021	$—	$444	$—	$444
Restructuring charges	631	462	—	1,093
Cash payments	(631)	(220)	—	(851)
Non-cash charges and adjustments	—	(462)	—	(462)
Liability as of September 30, 2022	—	224	—	224
Less: current portion as of September 30, 2022	—	(224)	—	(224)
Long-term portion as of September 30, 2022	$—	$—	$—	$—
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
During the nine months ended September 30, 2022, there was an increase in the carrying value of goodwill of $0.07 million related to minor adjustments to assets and liabilities in the purchase price allocation for Company X.
The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three and nine months ended September 30, 2022 and 2021, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2022			December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	5.6	$27,290	$(3,550)	$23,740	$16,850	$(2,218)	$14,632
Developed technology	7.0	311,261	(219,207)	92,054	308,661	(189,244)	119,417
Trademarks and trade names	6.2	14,800	(12,921)	1,879	14,800	(11,221)	3,579
Customer relationships	5.0	128,800	(124,422)	4,378	128,800	(116,847)	11,953
Backlog	2.4	1,300	(1,209)	91	1,300	(941)	359
	6.2	$483,451	$(361,309)	$122,142	$470,411	$(320,471)	$149,940

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of net revenue	$9,480	$10,761	$30,192	$32,288
Research and development	1	1	3	3
Selling, general and administrative	1,541	5,812	10,643	17,697
	$11,022	$16,574	$40,838	$49,988
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of income results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$149,940	$200,066
Additions	10,440	6,616
Transfers to developed technology from IPR&D	2,600	—
Amortization	(40,838)	(49,988)
Ending balance	$122,142	$156,694
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During each of the three and nine months ended September 30, 2022 and 2021, no impairment losses related to finite-lived intangible assets were recognized.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2022:

Amount
(in thousands)
2022 (3 months)	$10,938
2023	40,580
2024	25,855
2025	14,520
2026	13,410
Thereafter	16,839
Total	$122,142
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company's activities related to indefinite-lived intangible assets:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$2,600	$7,200
Transfers to developed technology from IPR&D	(2,600)	—
Ending balance	$—	$7,200
The Company performs its annual assessment of indefinite-lived intangible assets on October 31 each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. During the three and nine months ended September 30, 2022 and 2021, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.

6. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$—	$(1,418)	$18,587

September 30, 2022
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,882

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2021
Fair Value
(in thousands)
Liabilities
Contingent consideration (Note 3)	2,700
At September 30, 2022, the Company held marketable equity investments with an aggregate fair value of $18.6 million that were in an unrealized loss position for less than 12 months. The net unrealized loss of $1.4 million as of September 30, 2022 represents stock price fluctuations in the underlying securities held, and was recorded to other income (expense), net in the consolidated statement of income.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements at September 30, 2022
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,587	$18,587	$—	$—

Liabilities
Contingent consideration	$2,882	$—	$—	$2,882

		Fair Value Measurements at December 31, 2021
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,700	$—	$—	$2,700

The following summarizes the activity in Level 3 financial instruments:

	Nine Months Ended September 30,
	2022	2021
Contingent Consideration
Beginning balance	$2,700	$—
Accretion of discount (1)	182	—
Ending balance	$2,882	$—
_____________________
(1) Changes to the balance associated with the estimated fair value of contingent consideration for the nine months ended September 30, 2022 were primarily due to accretion of the related discount.
For the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.
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
Included in other long-term assets are investments in privately held entities of $15.1 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$181,496	$130,572
Short-term restricted cash	971	105
Long-term restricted cash	26	1,061
Total cash, cash equivalents and restricted cash	$182,493	$131,738
As of September 30, 2022 and December 31, 2021, cash and cash equivalents included money market funds of approximately $0.4 million and $20.4 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had restricted cash of approximately $1.0 million and $1.2 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Work-in-process	$101,637	$72,369
Finished goods	64,333	59,334
	$165,970	$131,703

Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2022	December 31, 2021
		(in thousands)
Furniture and fixtures	5	$3,897	$3,917
Machinery and equipment	3-5	71,383	65,004
Masks and production equipment	2-5	38,932	32,099
Software	3	9,977	8,763
Leasehold improvements	1-5	33,579	30,889
Construction in progress	N/A	4,915	4,647
		162,683	145,319
Less: accumulated depreciation and amortization		(95,602)	(84,395)
		$67,081	$60,924
Depreciation expense for the three months ended September 30, 2022 and 2021 was $5.1 million and $4.7 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $14.7 million and $12.0 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, which is included in other long-term assets on the consolidated balance sheet. Repayments of $2.0 million per year are due annually by March 31, in years 2024 through 2027, provided that certain production utilization targets for the prior year are met.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$40,509	$47,766
Charged as a reduction of revenue	142,473	60,488
Payments	(66,391)	(58,843)
Ending balance	$116,591	$49,411
Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued technology license payments	$5,878	$7,337
Accrued professional fees	3,934	3,651
Accrued engineering and production costs	2,787	2,934
Accrued restructuring	224	320
Accrued royalty	1,346	2,080
Short-term lease liabilities	10,437	8,888
Accrued customer credits	3,118	5,136
Income tax liability	8,435	7,105
Customer contract liabilities	1,028	1,044
Accrued obligations to customers for price adjustments	45,954	6,721
Accrued obligations to customers for stock rotation rights	1,465	2,847
Contingent consideration	2,882	—
Other	6,926	9,205
	$94,414	$57,268
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2021	$21	$2,104	$2,125
Other comprehensive loss before reclassifications, net of tax	(7,441)	—	(7,441)
Balance at September 30, 2022	$(7,420)	$2,104	$(5,316)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$175,000	$310,000
Total principal balance	175,000	310,000
Less:
Unamortized debt discount	(725)	(816)
Unamortized debt issuance costs	(2,668)	(3,031)
Net carrying amount of long-term debt	171,607	306,153
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$171,607	$306,153
As of September 30, 2022 and December 31, 2021, the weighted average effective interest rate on debt was approximately 3.4% and 3.2%, respectively.
During the three months ended September 30, 2022 and 2021, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.
During the nine months ended September 30, 2022 and 2021, the Company recognized total amortization of debt discount and debt issuance costs of $0.4 million and $1.2 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of September 30, 2022 and December 31, 2021 was $192.4 million and $311.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2022, the outstanding principal balance of $175.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2022, the Revolving Facility was undrawn. Under the amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the pending merger with Silicon Motion (Note 3), the Company expects to repay the remaining outstanding term loans under this agreement upon closing of the merger.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of September 30, 2022, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.

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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At September 30, 2022, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2021. There have been no material changes to the terms of the Company’s equity incentive plans during the nine months ended September 30, 2022.
As of September 30, 2022, the number of shares of common stock available for future issuance under the 2010 Plan was 15,425,135 shares. As of September 30, 2022, the number of shares of common stock available for future issuance under the ESPP was 4,977,968 shares.
Employee Incentive Bonus
The Company mostly settles bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2022, the Company issued 0.5 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2021 performance period. At September 30, 2022, the Company has an accrual of $30.0 million for bonus awards for employees for year-to-date achievement in the 2022 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of net revenue	$188	$151	$513	$468
Research and development	10,635	7,692	30,294	22,121
Selling, general and administrative	9,308	8,179	27,347	20,354
	$20,131	$16,022	$58,154	$42,943
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2022 was $147.1 million, and the weighted average period over which these equity awards are expected to vest is 2.74 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2022 was $27.8 million, and the weighted average period over which these equity awards are expected to vest is 1.07 years.
There was no unrecognized compensation cost related to unvested stock options as of September 30, 2022.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	5,233	$25.14
Granted	3,295	50.62
Vested	(2,050)	35.47
Canceled	(350)	32.43
Outstanding at September 30, 2022	6,128	$34.97
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each performance year, as defined in the underlying agreement, in a three-year performance period based on the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods.
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
As of September 30, 2022, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	2,005	$19.80
Granted(1)	654	60.53
Vested	(701)	17.85
Canceled	(8)	40.51
Outstanding at September 30, 2022	1,950	$34.07
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2022 and 2021 there were 83,404 and 113,510 shares, respectively, of common stock purchased under the ESPP at a weighted average price of $34.92 and $23.21, respectively.

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	417	$17.05
Exercised	(24)	14.27
Outstanding at September 30, 2022	393	$17.22	2.68	$6,060
Vested and expected to vest at September 30, 2022	393	$17.22	2.68	$6,060
Exercisable at September 30, 2022	393	$17.22	2.68	$6,060
No stock options were granted by the Company during the nine months ended September 30, 2022.
The intrinsic value of stock options exercised was $0.1 million and $0.2 million in the three months ended September 30, 2022 and 2021, respectively. The intrinsic value of stock options exercised was $0.9 million and $9.2 million in the nine months ended September 30, 2022 and 2021, respectively.
Cash received from exercise of stock options was $0.1 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively. Cash received from exercise of stock options was $0.3 million and $4.0 million during the nine months ended September 30, 2022 and 2021, respectively.
The tax benefit from stock options exercised was $0.2 million and $10.0 million during the three months ended September 30, 2022 and 2021, respectively. The tax benefit from stock options exercised was $1.2 million and $23.4 million during the nine months ended September 30, 2022 and 2021, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company recorded an income tax provision of $16.2 million in the three months ended September 30, 2022 and an income tax provision of $11.8 million in the three months ended September 30, 2021.
The Company recorded an income tax provision of $39.5 million in the nine months ended September 30, 2022 and an income tax provision of $5.6 million in the nine months ended September 30, 2021.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.
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
During the nine months ended September 30, 2022, the Company’s unrecognized tax benefits increased by $0.4 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2022 were approximately $0.4 million and $0.03 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2022, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2018, 2017, and 2016, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the nine months ended September 30, 2022 at the incentive rate. In the nine months ended September 30, 2021, due to the Company’s Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on the Company’s income tax provision.
On August 9, 2022, the CHIPS and Science Act of 2022, or the CHIPS Act, was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States for qualifying property placed in service after December 31, 2022. As the Company currently outsources its manufacturing, the CHIPS Act is not expected to have a material impact to the Company’s consolidated tax provision for the year ending December 31, 2023.

The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. The IRA provisions are

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s consolidated tax provision for the year ending December 31, 2023.

The Company will continue to monitor updates to its business along with guidance issued with respect to both Acts to determine whether any adjustments are needed to the Company’s consolidated tax provision in future periods.
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
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of total net revenue
Customer A	31%	17%	22%	16%
Customer B	*	*	*	10%
Customer E	*	10%	*	*
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	September 30,	December 31,
	2022	2021
Percentage of gross accounts receivable
Customer B	*	14%
Customer C	17%	*
Customer D	*	17%
Customer F	26%	*
Customer G	11%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers
Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vendor A	24%	44%	27%	44%
Vendor B	26%	19%	25%	20%
Vendor C	13%	11%	13%	11%
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$235,032	82%	$191,874	83%	$674,352	81%	$532,122	83%
United States	10,991	4%	8,971	4%	29,543	4%	27,298	4%
Rest of world	39,707	14%	28,929	13%	125,771	15%	85,089	13%
Total	$285,730	100%	$229,774	100%	$829,666	100%	$644,509	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Percentage of total net revenue
Hong Kong	51%	40%	43%	40%
China	14%	12%	16%	11%
Vietnam	*	11%	*	12%
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2022		2021
	Amount	% of total	Amount	% of total
United States	$367,714	70%	$382,650	70%
Singapore	114,204	22%	122,474	22%
Rest of world	44,085	8%	42,277	8%
Total	$526,003	100%	$547,401	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Broadband	$120,165	$126,106	$393,819	$363,061
% of net revenue	42%	55%	47%	56%
Connectivity	82,603	37,931	199,182	96,672
% of net revenue	29%	16%	24%	15%
Infrastructure	35,580	29,224	104,650	87,385
% of net revenue	12%	13%	13%	14%
Industrial and multi-market	47,382	36,513	132,015	97,391
% of net revenue	17%	16%	16%	15%
Total net revenue	$285,730	$229,774	$829,666	$644,509
Revenues from sales through the Company’s distributors accounted for 41% and 47% of net revenue for the three months ended September 30, 2022 and 2021, respectively.
Revenues from sales through the Company’s distributors accounted for 44% and 46% of net revenue for the nine months ended September 30, 2022 and 2021, respectively.
Contract Liabilities
As of September 30, 2022 and December 31, 2021, customer contract liabilities were approximately $1.0 million and $1.0 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three and nine months ended September 30, 2022 and 2021 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the nine months ended September 30, 2022 and 2021.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2022 and December 31, 2021, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $116.6 million and $40.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2022 were $46.0 million and $1.5 million, respectively, and as of December 31, 2021 were $6.7 million and $2.8 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in the three and nine months ended September 30, 2022 and 2021 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of September 30, 2022 and December 31, 2021, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.5 million and $1.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.6% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 4.1 years and 4.6 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2022:

Operating Leases
(in thousands)
2022 (3 months)	$2,828
2023	11,193
2024	7,941
2025	7,085
2026	5,036
Thereafter	3,948
Total minimum payments	38,031
Less: imputed interest	(2,554)
Total lease liabilities	35,477
Less: short-term lease liabilities	(10,437)
Long-term lease liabilities	$25,040
Operating lease cost was $2.9 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively.
Operating lease cost was $7.7 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Short-term lease costs for the three and nine months ended September 30, 2022 and 2021 were not material.
There were $0.1 million and $2.7 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended September 30, 2022 and 2021, respectively.
There were $11.7 million and $8.0 million of right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2022 and 2021, respectively.
14. Employee Defined Benefit Retirement Plans
Pension and Other Defined Benefit Retirement Obligations
In connection with a 2020 acquisition, the Company assumed an obligation of $7.9 million associated with certain defined benefit retirement plans, including a pension plan. As of September 30, 2022 and December 31, 2021, the defined benefit obligation was $4.0 million and $4.5 million, respectively. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021 and were recorded to research and development expenses in the consolidated statements of income.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Net periodic benefit costs were $0.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021 and were recorded to research and development expenses in the consolidated statements of income.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2022, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2022 (3 months)	$142,995	$14,046	$157,041
2023	32,488	17,718	50,206
2024	—	2,217	2,217
2025	—	109	109
Total minimum payments	$175,483	$34,090	$209,573
Other obligations consist of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, certain funds received from the other parties of $6.0 million have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three and nine months ended September 30, 2022, the Company recognized $0 and $3.8 million in previously deferred amounts from other parties due to resolution of such repayment conditions.
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
During the three months ended September 30, 2022, the Company did not repurchase any shares of its common stock under the repurchase program.
During the nine months ended September 30, 2022, the Company repurchased 564,449 shares of its common stock at a weighted average price of $55.7972 per share at an aggregate value of approximately $31.5 million under the repurchase program.
At September 30, 2022, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

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
In the nine months ended September 30, 2022, revenues of $829.7 million were derived from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; changes in export control regulations; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 82% and 83% of net revenue during the three months ended September 30, 2022 and 2021, respectively, including 51% from products shipped to Hong Kong and 14% from products shipped to mainland China during the three months ended September 30, 2022 and 40% from products shipped to Hong Kong, 12% from products shipped to mainland China, and 11% from products shipped to Vietnam during the three months ended September 30, 2021.

Products shipped to Asia accounted for 81% and 83% of net revenue during the nine months ended September 30, 2022 and 2021, respectively, including 43% from products shipped to Hong Kong and 16% from products shipped to mainland China during the nine months ended September 30, 2022 and 40% from products shipped to Hong Kong, 12% from products shipped to Vietnam, and 11% from products shipped to mainland China during the nine months ended September 30, 2021. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2022 and 2021 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2022, one customer accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 18% of our net revenue. In the nine months ended September 30, 2022, one customer accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 24% of our net revenue.  For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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

Impact of COVID-19 and the Global Semiconductor Supply Shortage
During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry. Consistent with the prior year, we continue to operate in a supply constrained environment and are working closely with our suppliers to mitigate the impact of such shortage. Furthermore, we believe this supply-constrained environment may continue into 2023.
Global supply shortages, inflation, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience continued volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including regulatory approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger. On July 13, 2022, the Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.
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
Expanded U.S. Export Controls
In October 2022, the Bureau of Industry and Security (“BIS”) of the U.S. Commerce Department issued an interim final rule to implement additional export controls which primarily has the impact of requiring us to obtain a license to do business with certain customers, semiconductor foundries and outsource assembly and testing (“OSAT”) facilities in China that sell or produce certain advanced computing integrated circuits, among other things, which resulted in expanding the scope of foreign-produced items subject to license requirements to entities on Export Administration Regulations’ (“EAR”) Entity List that are located in China, and also added new entities in China to the EAR’s Unverified List.
We may experience a temporary loss of revenues or supply while we are obtaining licenses with certain customers, semiconductor foundries, and/or OSAT providers recently added to the Entity List, or failure to obtain any required license could result in a reduction of anticipated revenues or supply until an alternate source of supply can be obtained. We are currently assessing the impact of the interim final rule and addition of new entities to the Entity List and the Unverified List on our business, financial condition and results of operations.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the Securities and Exchange

Commission, or SEC, on February 2, 2022, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.

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

The following table sets forth our consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of net revenue	41	44	41	45
Gross profit	59	56	59	55
Operating expenses:
Research and development	27	29	27	32
Selling, general and administrative	13	17	15	17
Restructuring charges	—	—	—	—
Total operating expenses	40	46	42	49
Income from operations	18	10	17	6
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(2)
Loss on extinguishment of debt	—	—	—	(1)
Other income (expense), net	(2)	—	—	—
Total other income (expense), net	(3)	(1)	(1)	(3)
Income before income taxes	16	9	16	3
Income tax provision	6	5	5	1
Net income	10%	4%	11%	2%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$120,165	$126,106	$(5,941)	(5)%	$393,819	$363,061	$30,758	8%
% of net revenue	42%	55%			47%	56%
Connectivity	82,603	37,931	44,672	118%	199,182	96,672	102,510	106%
% of net revenue	29%	16%			24%	15%
Infrastructure	35,580	29,224	6,356	22%	104,650	87,385	17,265	20%
% of net revenue	12%	13%			13%	14%
Industrial and multi-market	47,382	36,513	10,869	30%	132,015	97,391	34,624	36%
% of net revenue	17%	16%			16%	15%
Total net revenue	$285,730	$229,774	$55,956	24%	$829,666	$644,509	$185,157	29%
Net revenue increased $56.0 million to $285.7 million for the three months ended September 30, 2022, as compared to $229.8 million for the three months ended September 30, 2021, in significant part due to improvement in supply and market strength attributed to the work-from-home environment. The decrease in broadband net revenue of $5.9 million was primarily from a decrease in tuner and cable shipments, partially offset by an increase in gateway revenues. The increase in connectivity revenue of $44.7 million was primarily driven by higher Wi-Fi revenues, and to a lesser extent, ethernet revenues as our supply improved. The increase in infrastructure revenues of $6.4 million was primarily driven by increased shipments of high-performance analog and wireless backhaul products in this category. The increase in industrial and multi-market revenue of $10.9 million was related to increased shipments of high-performance analog and component products.

Net revenue increased $185.2 million to $829.7 million for the nine months ended September 30, 2022, as compared to $644.5 million for the nine months ended September 30, 2021, due to improvement in supply and market strength attributed to the work-from-home environment. The increase in broadband net revenue of $30.8 million was primarily from gateway revenues. The increase in connectivity revenue of $102.5 million was primarily driven by higher Wi-Fi and ethernet revenues as our supply improved and an increase in MoCA product shipments. The increase in infrastructure revenues of $17.3 million was primarily driven by an increase in high-performance analog, 5G wireless access and wireless backhaul product shipments. The increase in industrial and multi-market revenue of $34.6 million was related to increased shipments of high-performance analog and component products.
We currently expect that revenue will fluctuate in the future, from period-to-period, based on evolving customer demand for existing products, the pace of adoption of newer products, and macroeconomic conditions. Further, due to heightened volatility and uncertainty in customer demand resulting from the global semiconductor supply shortage, we expect to continue to experience increased volatility in our sales and revenues.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$118,242	$99,981	$18,261	18%	$343,237	290,454	52,783	18%
% of net revenue	41%	44%			41%	45%
Gross profit	167,488	129,793	37,695	29%	486,429	354,055	132,374	37%
% of net revenue	59%	56%			59%	55%
Cost of net revenue increased $18.3 million to $118.2 million for the three months ended September 30, 2022, as compared to $100.0 million for the three months ended September 30, 2021. The increase was primarily driven by higher sales and incremental expenses. Gross profit percentage improved for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due primarily to revenue mix and improved absorption of amortization of intangible assets.
Cost of net revenue increased $52.8 million to $343.2 million for the nine months ended September 30, 2022, as compared to $290.5 million for the nine months ended September 30, 2021. The increase was primarily driven by higher sales and incremental expenses. Gross profit percentage improved for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due primarily to revenue mix and improved absorption of amortization of intangible assets.
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
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$76,437	$67,538	$8,899	13%	$222,718	$205,120	$17,598	9%
% of net revenue	27%	29%			27%	32%
Research and development expense increased $8.9 million to $76.4 million for the three months ended September 30, 2022 from $67.5 million in the three months ended September 30, 2021. The increase was primarily driven by increased headcount to support increased R&D projects this year.
Research and development expense increased $17.6 million to $222.7 million for the nine months ended September 30, 2022 from $205.1 million in the nine months ended September 30, 2021. The increase was primarily driven by increased headcount to support increased R&D projects this year.

We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$38,472	$38,469	$3	—%	$123,536	$110,823	$12,713	11%
% of net revenue	13%	17%			15%	17%
Selling, general and administrative expense remained flat at $38.5 million for the three months ended September 30, 2022, as compared to $38.5 million for the three months ended September 30, 2021.
Selling, general and administrative expense increased $12.7 million to $123.5 million for the nine months ended September 30, 2022, as compared to $110.8 million for the nine months ended September 30, 2021. The increase was primarily due to increased headcount as well as increased acquisition and integration costs of $7.6 million.
We expect selling, general and administrative expenses to increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$631	$—	$631	N/A	$1,093	$2,204	$(1,111)	(50)%
% of net revenue	—%	—%			—%	—%
Restructuring charges increased $0.6 million to $0.6 million for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021. Restructuring charges in the three months ended September 30, 2022 primarily consisted of $0.6 million of employee severance-related charges.
Restructuring charges decreased $1.1 million to $1.1 million for the nine months ended September 30, 2022, compared to $2.2 million for the nine months ended September 30, 2021. Restructuring charges in the nine months ended September 30, 2022 consisted of $0.6 million of employee severance-related charges and $0.5 million of lease-related charges, which comprised impairment of leased right-of-use assets from partial abandonment of a facility. Restructuring charges in the nine months ended September 30, 2021 primarily included $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which comprised impairment of leased right-of-use assets and leasehold improvements.
Loss on Extinguishment of Debt

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Loss on extinguishment of debt	$—	$—	$—	N/A	$—	$(5,221)	$5,221	(100)%
% of net revenue	—%	—%			—%	(1)%
    Loss on extinguishment of debt in the nine months ended September 30, 2021 consists of the charge-off of remaining unamortized debt discount and issuance costs on debt under a prior term loan which we repaid early with proceeds from a new term loan in June 2021.

Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(7,354)	$(2,726)	$(4,628)	170%	$(5,597)	$(11,296)	$5,699	(50)%
% of net revenue	(3)%	(1)%			(1)%	(2)%
Interest and other income (expense), net changed by $4.6 million from a net expense of $2.7 million in the three months ended September 30, 2021 to a net expense of $7.4 million for the three months ended September 30, 2022. The change in interest and other income (expense), net was primarily due to the impact of a $4.6 million change in other income (expense), net, from expense of $0.1 million in the 2021 period to expense of $4.7 million in the 2022 period.
The $4.6 million change in other income (expense), net primarily related to $5.3 million in unrealized holding loss on equity securities that are marked to market value on the balance sheet, partially offset by $0.5 million of foreign currency fluctuations.
Interest and other income (expense), net changed by $5.7 million from a net expense of $11.3 million in the nine months ended September 30, 2021 to a net expense of $5.6 million for the nine months ended September 30, 2022. The change in interest and other income (expense), net was primarily due to the impact of a $3.1 million decrease in interest expense and a $2.5 million change in other income (expense), net, from expense of $0.7 million in the 2021 period to income of $1.7 million in the 2022 period.
The $3.1 million decrease in interest expense primarily relates to a decrease in interest expense on outstanding debt, mostly related to a lower average balance of term loan debt outstanding. The $2.5 million change in other income (expense), net primarily related to $3.6 million impact from foreign currency fluctuations, partially offset by $1.4 million in net unrealized holding loss on equity securities that are marked to market value on the balance sheet.
Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision	$16,186	$11,802	$4,384	37%	$39,525	$5,598	$33,927	606%
The income tax provision for the three months ended September 30, 2022 was $16.2 million compared to an income tax provision of $11.8 million for the three months ended September 30, 2021.
The income tax provision for the nine months ended September 30, 2022 was $39.5 million compared to an income tax provision of $5.6 million for the nine months ended September 30, 2021.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2021 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10.

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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the nine months ended September 30, 2022 at the incentive rate. In the nine months ended September 30, 2021, due to our Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on our income tax provision. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
On August 9, 2022, the CHIPS and Science Act of 2022, or the CHIPS Act, was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States for qualifying property placed in service after December 31, 2022. As we currently outsource our manufacturing, the CHIPS Act is not expected to have a material impact to our consolidated tax provision for the year ending December 31, 2023.

The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. The IRA provisions are effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions are expected to have a material impact to our consolidated tax provision for the year ending December 31, 2023.

We will continue to monitor updates to our business along with guidance issued with respect to both Acts to determine whether any adjustments are needed to our consolidated tax provision in future periods.

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $181.5 million, restricted cash of $1.0 million and net accounts receivable of $178.1 million. Additionally, as of September 30, 2022, our working capital was $211.7 million.
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
We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. As of September 30, 2022, $175.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of

September 30, 2022. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
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
As of September 30, 2022, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$175,000	$—	$—	$—	$175,000
Operating lease obligations	38,031	2,828	19,134	12,121	3,948
Inventory purchase obligations	175,483	142,995	32,488	—	—
Other obligations	34,090	14,046	19,935	109	—
Total	$422,604	$159,869	$71,557	$12,230	$178,948
Our planned capital expenditures as of September 30, 2022 were not material. Our consolidated balance sheet at September 30, 2022 included $5.8 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Working capital	$211,657	$196,709
Cash and cash equivalents	$181,496	$130,572
Short-term restricted cash	971	105
Long-term restricted cash	26	1,061
Total cash, cash equivalents, and restricted cash	$182,493	$131,738

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$319,369	$152,200
Net cash used in investing activities	(74,390)	(73,550)
Net cash used in financing activities	(191,824)	(56,897)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,400)	(1,233)
Increase in cash, cash equivalents and restricted cash	$50,755	$20,520
Cash Flows from Operating Activities
Net cash provided by operating activities was $319.4 million for the nine months ended September 30, 2022. Net cash provided by operating activities consisted of positive impact of net income of $94.0 million, non-cash items of $120.3 million, and changes in operating assets and liabilities of $91.5 million and excess tax benefits and deferred income taxes totaling $13.6 million. Non-cash items included in net income for the nine months ended September 30, 2022 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $61.9 million and stock-based compensation of $58.2 million.
Net cash provided by operating activities was $152.2 million for the nine months ended September 30, 2021. Net cash provided by operating activities consisted of positive impact of net income of $13.8 million, non-cash items of $119.8 million, and changes in operating assets and liabilities of $22.6 million, partially offset by excess tax benefits and deferred income taxes totaling $4.0 million. Non-cash items included in net income for the nine months ended September 30, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $67.4 million, stock-based compensation of $42.9 million, loss on extinguishment of debt of $5.2 million and amortization of issuance costs and discounts on debt and leases of $2.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $74.4 million for the nine months ended September 30, 2022 and consisted of purchases of investments of $29.3 million, purchases of property and equipment of $24.6 million, purchases of intangible assets of $10.4 million, and proceeds loaned under notes receivable of $10.0 million.
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

Cash Flows from Financing Activities
Net cash used in financing activities was $191.8 million for the nine months ended September 30, 2022. Net cash used in financing activities consisted primarily of repayments of debt of $135.0 million, common stock repurchases of $31.5 million, and minimum tax withholding paid on behalf of employees for restricted stock units of $28.5 million, partially offset by $3.2 million in net proceeds from issuance of our common stock upon exercise of stock options and purchases made under our employee stock purchase plan.
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
We believe that our $181.5 million of cash and cash equivalents at September 30, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months, excluding anticipated cash expenditures for the pending merger and related integration costs which will be financed primarily through additional debt under the Senior Secured Credit Facilities. As of September 30, 2022, our indebtedness totaled $175.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. Upon consummation of our merger with Silicon Motion and execution of related merger financing agreements, we expect that a portion of the proceeds from the Senior Secured Credit Facilities associated with the merger, described in more detail above, will be used to repay our existing indebtedness in full, and our indebtedness may increase up to $3.5 billion under the Senior Secured Credit Facilities. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of September 30, 2022. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2022, we issued 0.5 million freely-tradable (subject to restrictions for affiliates) shares of our common stock in settlement of bonus awards for the 2021 performance period. We expect to implement a similar equity-based plan for fiscal 2022, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the nine months ended September 30, 2022 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $0.8 million.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
This Quarterly Report on Form 10-Q, or Form 10-Q, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Part II, Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.
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
•Failure to integrate Silicon Motion with our business successfully in the expected timeframe may adversely affect our results and financial condition if the merger is completed.
•Our business relationships, including customer relationships, and those of Silicon Motion, may be subject to disruption due to uncertainty associated with the merger.
•Motivating and retaining senior management and other key personnel may be difficult in light of the pending merger
•The merger agreement contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
•If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition, as well as the market price of our common stock.
•Our ability to complete the merger is subject to various closing conditions, including regulatory approval for the People’s Republic of China’s State Administration for Market Regulation (“SAMR”), which may contain burdensome conditions, that could have an adverse effect on our operation of the business following the merger.

•As a result of the transaction, we will materially increase our secured term loan indebtedness which adversely affects our operating results and cash-flows and our new loan agreements will likely contain covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
•Additional securityholder lawsuits may delay or prevent the consummation of the merger and cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
•The fact that there is a merger pending could materially harm us or Silicon Motion and our results of operations.
•Counterparties of Silicon Motion may acquire certain rights which could negatively affect us following the merger.
•If the merger is consummated, the issuance of shares of our common stock to Silicon Motion securityholders will reduce the percentage interests of our stockholders.
•After completion of the merger, we will be exposed to intensified risks associated with doing business in Taiwan.
•The COVID-19 pandemic may delay or prevent the completion of the merger.
•We expect to incur substantial expenses related to the merger of MaxLinear and Silicon Motion.
•We will record goodwill that could become impaired and adversely affect our future operating results.
•The market value of our common stock could decline if large amounts of our common stock are sold post-merger.
Risks Related to Our Business
•Intense and increasing competition could have an adverse effect on our revenue, revenue growth rate and market share.
•Impacts of the global semiconductor supply shortage and high inflation could adversely affect our business, financial condition, and results of operations.
•We will lose sales if we are unable to obtain government authorization to export certain of our products or technology and we will be subject to legal and regulatory consequences for any noncompliance with applicable export control laws and regulations.
•Our business, financial condition and results of operations could be adversely affected by geopolitical conflicts, including those involving the U.S. and other governments such as China and Russia, economic conditions and other factors related to our international operations.
•We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from major customers could have a material adverse effect on our revenue and operating results.
•Despite a relatively short-term positive environment, average selling prices of our products could decrease rapidly, which would have a material adverse effect on our revenue and gross margins.
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
•Unforeseen delays or expenses caused by undetected defects or bugs caused by the complexity of our products could reduce the market acceptance of our new products, damage our reputation and adversely affect our operating costs.
•We must be able to attract and retain qualified design and technical personnel to effectively execute our strategy.
•If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers and our competitive position could be harmed.
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
•Our business would be adversely affected by the departure of our senior management team and key personnel.
•Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.
•We incur significant expenditures to win business and customers may decide to cancel or change their product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.
•Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.
•We are subject to the cyclical nature of the semiconductor industry.

•If we fail to maintain compliance with various governmental regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.
•Our products must conform to industry standards in order to be accepted by end users in our market.
•Our material secured term loan indebtedness adversely affects our operating results and cash-flows and contains covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•We may still incur substantially more debt or take other actions, which would intensify the risks.
•We may, from time to time, make additional business acquisitions or investments, which involve significant risks.
Risks Relating to Intellectual Property
•We are currently facing and may in the future face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.
•If we are unable to protect our significant amount of intellectual property, our business could be adversely affected.
•We have been and may be subject to future information technology failures, including security breaches and cyber-attacks, that could disrupt our operations and adversely affect our business, operations, and financial results.
•The use of open source software in our products, processes and technology may expose us to additional risks and harm our intellectual property.
Risks Relating to Reliance on Third Parties
•Failure to manage our relationships with third-party contractors successfully, or mitigate negative impacts from using third parties, could adversely affect our ability to market and sell our products.
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
Risks Relating to Our Common Stock
•Our senior management team may use our available cash and cash equivalents in ways with which you may not agree or in ways which may not yield a return.
•Anti-takeover provisions in our charter and under Delaware law could make an acquisition of us more difficult.
•Our share price may be volatile as a result of various factors.
•Future sales of our common stock in the public market could cause our share price to decline.
•We do not intend to pay dividends for the foreseeable future.
Risks Relating to our Proposed Merger with Silicon Motion
If the merger is completed, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.
Although we currently expect to realize material synergies as a result of our proposed merger with Silicon Motion, the expectations and guidance we have provided with respect to the potential financial impact of the merger are subject to numerous assumptions including assumptions derived from our diligence efforts concerning the status of and prospects for Silicon Motion’s business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Silicon Motion’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:
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
•our ability to maintain, develop, and deepen relationships with customers of Silicon Motion; and
•other financial and strategic risks of the merger, including the possible impact of our reduced liquidity resulting from deal-related cash outlays, the credit risk associated from the potential debt facility described below, and continued uncertainty arising from the COVID-19 pandemic.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Silicon Motion, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Silicon Motion successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the merger in the amounts that we currently anticipate; risks relating to the willingness of Silicon Motion’s customers and other partners to continue to conduct business with MaxLinear; risks related to changes in government regulations, including those related to export controls; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Silicon Motion specifically. We believe the continuing pandemic enhances certain of these risks and presents additional uncertainty in our ability to achieve the financial and strategic objectives of the merger. Any failure to integrate Silicon Motion successfully and to realize the financial benefits we currently anticipate from the merger would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Failure to integrate our business and operations successfully with those of Silicon Motion in the expected timeframe or otherwise may adversely affect our operating results and financial condition if the merger is completed.
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
Customers, vendors, licensors, and other third parties with whom we or Silicon Motion do business or otherwise have relationships may experience uncertainty associated with the merger, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or Silicon Motion while the merger is pending or with MaxLinear after the merger is consummated. As a result, we are in many instances unable to evaluate the impact of the merger on certain assumed contractual rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Silicon Motion products after the merger is consummated, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the merger. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the merger is pending or after it is consummated. The adverse effect of any such disruptions could be exacerbated by a delay in the consummation of the merger for any reason, including delays associated with obtaining regulatory approval from SAMR, or termination of the merger agreement. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material and adverse effect on the trading price or trading volume of our common stock.
We and Silicon Motion may have difficulty motivating and retaining senior management and other key personnel in light of the pending merger.
Uncertainty about the effect of the merger on our employees and those of Silicon Motion may have an adverse effect on MaxLinear or Silicon Motion while the merger is pending or on MaxLinear after the merger is consummated. This uncertainty may impair our or Silicon Motion’s ability to retain and motivate key personnel in the months leading up to the consummation of the merger and our ability to retain and motivate them following the merger. Employee retention may be particularly challenging as our and Silicon Motion’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following consummation of the merger. For the merger to be successful, we and Silicon Motion must continue to retain and motivate senior management and other key employees during the period before the merger is completed. Furthermore, after the merger is consummated, we must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements, which could substantially reduce or delay our ability to realize the anticipated benefits of the merger, which could have a material adverse effect on our business, operating results, and financial condition.
The merger agreement with Silicon Motion contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
The consummation of the merger is subject to certain customary closing conditions such as regulatory approval from SAMR. Under certain circumstances, we could be required to pay Silicon Motion a termination fee if the merger agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or merger is not consummated by February 6, 2023, or the Outside Date. The Outside Date will be automatically extended to May 5, 2023 and further to August 7, 2023, if all conditions to closing have been met, other than certain exceptions related to regulatory matters. However, in certain circumstances, the right to terminate the merger agreement would not be available to a party in material breach of the merger agreement.
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
Our ability to complete the merger is subject to various closing conditions, including certain required regulatory approval from SAMR, which may contain burdensome conditions, that could have an adverse effect on our operation of the business following the merger.
Although the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on June 27, 2022, and Silicon Motion’s shareholders approved the merger at Silicon Motion’s extraordinary general meeting of shareholders held on August 31, 2022, completion of the merger is subject to the satisfaction of the remaining customary closing conditions, including receipt of clearance from SAMR, among other things. Even if this approval is obtained, governmental authorities could impose conditions on the completion of the merger that could delay consummation of the acquisition or have an adverse effect on our business following the acquisition.
If we are unable to complete the merger, we would be subject to a number of risks, including the following:
•we would not realize the anticipated benefits of the acquisition, including, among other things, increased operating efficiencies;
•the attention of our senior management team and key personnel may have been diverted to the merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•the potential loss of key personnel during the pendency of the merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the merger; and
•the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
We can provide no assurance that the various closing conditions will be satisfied, that the necessary regulatory approval from SAMR will be obtained, or that any required conditions will not materially adversely affect our business following the merger. If we are required to undertake divestitures or to commit to certain behavioral remedies in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and our business, operating results, and financial condition after the merger may be adversely affected. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our common stock.
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
As previously disclosed, MaxLinear will finance the merger in part with the Senior Secured Credit Facilities, which will provide funding of up to $3.5 billion. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt in full. As of September 30, 2022, our aggregate indebtedness was $175.0 million.
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
Specifically, our materially increased indebtedness could have important consequences to investors in our common stock, including the following:
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we are mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, particularly with respect to our anticipated debt associated with the Silicon Motion merger, it would have an adverse effect our operating results and could affect our ability to service the indebtedness;
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
MaxLinear stockholders or Silicon Motion securityholders could file additional lawsuits in the future challenging the merger, which may delay or prevent the consummation of the merger and cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
As of the date of this filing of our quarterly report on Form 10-Q, the four pending lawsuits challenging the merger with Silicon Motion have been dismissed. However, Silicon Motion has received several shareholder demand letters, and potential plaintiffs may file additional lawsuits challenging the merger. The outcome of any current demand letters or future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the merger and result in substantial costs to us and/or Silicon Motion, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing is the absence of any provision of applicable law or order by any court or governmental entity (subject to certain limited exceptions) that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our or Silicon Motion’s business, financial conditions, results of operations and cash flows.
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
•We or Silicon Motion could be subject to costly litigation associated with the merger; and
•current and prospective employees may be uncertain about their roles and relationships with us or Silicon Motion following completion of the merger, which may adversely affect the ability of us or Silicon Motion to attract and retain key personnel.
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
Past and recent developments in relations between Taiwan and China have on occasion depressed the market prices of the securities of companies with significant business activities in Taiwan. We cannot assure you that any contentious situation between Taiwan and China will always resolve in maintaining the current status quo or remain peaceful. Relations between Taiwan and China, potential confrontations between the United States and China and other factors affecting military, political, social or economic conditions in Taiwan and Hong Kong could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common stock.
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
We expect to incur substantial expenses in connection with the pending merger and subsequent integration of Silicon Motion’s business with MaxLinear. We expect operational integration to require substantial management attention. Numerous factors, many of which are beyond our control, could affect the total cost or the timing of expected merger and integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Silicon Motion. These merger and integration expenses may result in MaxLinear’s taking significant charges against earnings.
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
The market value of our common stock could decline if large amounts of our common stock are sold following the merger with Silicon Motion.
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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Silicon Laboratories, Inc., NXP Semiconductors N.V., MediaTek, Inc., Broadcom Ltd, Rafael Microelectronics, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Semtech Corporation, Qorvo Inc., Texas Instruments Incorporated, HiSilicon Technologies Co., Ltd., Analog Devices, Inc., Renesas Electronics Corporation, Monolithic Power Systems, Inc., Microchip Technology Incorporated, Ambarella, Inc., and Infineon Technologies AG. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, it is quite likely that a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
During the COVID-19 global pandemic, which is still ongoing, various restrictions were put in place causing a temporary decline in demand for certain items such as automobiles. As restrictions began easing across the world, a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S. has exacerbated bottlenecks in the supply chain, resulting in a global semiconductor supply shortage impacting our industry. Consistent with the prior year, we continue to operate in a supply constrained environment and are working closely with our suppliers to mitigate the impact of such shortage. Furthermore, we believe this supply-constrained environment may continue into 2023.

Global supply shortages, inflation, and uncertainty in customer demand and the worldwide economy has continued as a result of the COVID-19 pandemic, and we may experience continued volatility in our sales and revenues in the near future. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the nine months ended September 30, 2022. In addition, as of September 30, 2022, approximately 77% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
We will lose sales if we are unable to obtain government authorization to export certain of our products or technology related to the development or production of our products, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Certain of our products and technologies are subject to export and/or import controls imposed by countries in which we do business. In certain instances, these regulations may require pre-shipment authorization from the administering department, and, depending on the country and or entity involved a license may not be able to be obtained. For products subject to the U.S. Commerce Department’s Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security (“BIS”), the requirement for a license is dependent on the type and end use of the product or technology, the final destination, the identity of the end user, the identity of other companies involved in the production process, and whether a license exception might apply. Certain of our products and technologies are subject to the EAR.
Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
In October 2022, the BIS issued an interim final rule (1) to implement additional export controls on advanced computing integrated circuits (ICs), computer commodities that contain such ICs and certain semiconductor manufacturing items; (2) to implement additional export control requirements for products and/or technologies that may be destined for facilities that meet certain criteria; and (3) to add additional export controls on transactions involving items for supercomputer and semiconductor manufacturing end uses, which resulted in expanding the scope of foreign-produced items subject to license requirements for 28 existing entities on the Entity List that are located in China, including one immaterial customer of MaxLinear. If we determine that any of our partners’ facilities meet the criteria for an advanced semiconductor manufacturing facility, it will affect our ability to produce product in that facility and may adversely affect our ability to deliver product or manufacture products unless or until a license is granted or an alternate source of supply can be obtained.
Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and harm our business.
Additionally, current and future business with parties that are subject to significant export restrictions, including those who are listed on the Entity List (a list of entities to which the transfer of EAR-controlled technology or software is generally prohibited absent a U.S. export license) may be limited in scope or suspended entirely in order to comply with the EAR and as a result, our revenue could be adversely impacted until a license is granted. It is possible that the US government may not grant licenses or renew licenses to transact business with entities on the Entity List.
In September 2022, we self-identified a potential violation of the EAR related to certain transactions with one of our foundry partners in China on the entity list (“Specific Foundry Partner”) in which limited technology in the form of test results and failure analysis reports were furnished to our Specific Foundry Partner without authorization under the EAR. Upon discovery of the potential violation of the EAR, (1) we took immediate action to help prevent recurrence and (2) our Audit Committee took action to further investigate this potential violation, in each case in conjunction with outside counsel, which investigation is ongoing. In October 2022, we submitted an initial notification of voluntary self-disclosure to the BIS regarding the potential EAR violation described above. Our notification submission is currently under review at BIS. Concurrently with the filing of the initial notification, we submitted an export license application to the U.S. Commerce Department, in order to assure that all prospective transactions with our Specific Foundry Partner are conducted in full compliance with the EAR. We have taken and continue to take remedial measures, which includes reviewing our export compliance procedures and program to determine if any modifications or amendments are required, to help prevent similar situations from occurring in the future.
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
In May 2019 and subsequently, we ceased business operations that were prohibited with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, when the BIS amended the EAR, to add such entities to the Entity List for acting contrary to the national security or foreign policy interests of the United States, other than for certain transactions for which we have an export license issued by BIS.
In September 2020, we further restricted business operations that were prohibited with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Entity List.
In October 2022, the BIS amended the EAR, among other things, to add 31 new entities in China to the Unverified List. It is possible that entities currently on the Unverified List may be added to the Entity List if certain conditions are not met. As noted above, our ability to manufacture or distribute projects or technology will be limited as additional entities are added to restricted list. The BIS may continue to add entities which are or may be customers to the Entity List or the Unverified List. This also raises an additional risk that China may enact retaliatory legislation or regulations that may raise similar adverse risks.
We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping including obtaining user statements from entities on the Unverified List. Failure to obtain any required license would likely result in a loss of business and a corresponding negative impact on our financial position and results of operations.
We believe direct impacts of the economic sanctions against Russia and the military conflict in Ukraine are currently limited to volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products. However, the magnitude of such price volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
In the nine months ended September 30, 2022, one customer accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers accounted for 24% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:

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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia”, and by tariffs and other trade barriers that may be implemented by governmental authorities.
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
Broadband data modems and gateways and Pay-TV and satellite set-top boxes and video gateways continue to represent a significant North American and European revenue generator. The North American and European Pay-TV market is dominated by only a few OEMs, including Technicolor SA, Commscope Holding Company, Inc., Hitron Technologies, Inc., Compal Broadband Networks Inc., Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with substantial negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large Pay-TV television companies such as Comcast Corporation, Liberty Global plc, Charter Communications, Inc., Sky UK Limited, AT&T Inc. and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
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
For the nine months ended September 30, 2022 and 2021, revenue directly attributable to broadband applications accounted for approximately 47% and 56% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For the nine months ended September 30, 2022 and 2021, our research and development expense was $222.7 million and $205.1 million, respectively. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.

We are currently benefiting from an uptick in demand for certain products due in part to the work-from-home environment caused by the COVID-19 pandemic. A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $644.5 million in the nine months ended September 30, 2021 to $829.7 million in the nine months ended September 30, 2022 due to market strength attributed to the work-from-home environment that is driving an increase in demand for certain of our products, particularly those in our broadband market. Impacts from the COVID-19 pandemic, such as global supply shortages, uncertainty in customer demand, as well as the global economy could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of one or more of our key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.
Our success depends, in large part, on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies).. We are fortunate that many members of our senior management team have long tenures with us, but from time to time we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
•intellectual property disputes;
•loss of key personnel or inability to attract and retain qualified skilled workers;
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
Our business is subject to various international and U.S. laws, regulations and other legal requirements, including those related to packaging, product content, labor, import/export control regulations, anticorruption laws such as the Foreign Corrupt Practices Act, privacy, cybersecurity, competition and antitrust and others. These laws and regulations are complex, change frequently, occasionally are conflicting or ambiguous, and have generally become more stringent over time. We may be required to incur significant costs to comply with these laws and regulations or to remedy violations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Any actual or perceived failure by us to comply with applicable laws and regulations could result in cessation of our operations or portions of our operations, product recalls, private claims and litigation, regulatory investigations and other proceedings, reputational harm, and impositions of fines and restrictions on our ability to conduct our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
For example, as indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. In 2022 and prior years, there has been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. In October 2022, we restricted shipments and exports to certain major Chinese technology companies and semiconductor foundry and OSAT providers in China due to increased export control restrictions. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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
We are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity.
The legislative and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal data and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of Personally Identifiable Information, or PII, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that will substantially expand the CCPA effective January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, and Connecticut. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China (Data Security Law). The Data Security Law is the first comprehensive data security legislation in China and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers. Aspects of these laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many laws and regulations relating to privacy, data protection, and data security, along with industry standards, are uncertain, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, which could have an adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business, results of operations, and financial condition.
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

As of September 30, 2022, our aggregate indebtedness was $175.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As of September 30, 2022, our aggregate indebtedness was $175.0 million from an initial term loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for the Revolving Facility of up to $100.0 million, which remains undrawn as of September 30, 2022. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest at either an Adjusted LIBOR plus a fixed applicable margin of 2.25% or an Adjusted Base Rate plus a fixed applicable margin of 1.25%, at our option. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable on June 23, 2028. We are subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the revolving facility, and any outstanding loans under the revolving facility will bear interest at either an Adjusted LIBOR plus a margin of 1.00% to 1.75% or an Adjusted Base Rate plus a margin of 0% to 0.75%. Our obligations under the June 23, 2021 Credit Agreement are required to be guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and those of the subsidiary guarantors.
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
We plan to finance the cash portion of the purchase price of the merger with Silicon Motion with approximately $3.5 billion of cash on hand and new debt. In connection with entering into the merger agreement, we entered into a commitment letter, dated as of May 5, 2022, with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (collectively, “Wells Fargo”), pursuant to which, subject to the terms and conditions set forth therein, Wells Fargo has committed to provide us (i) a senior secured term B loan facility in an aggregate principal amount of up to $3.25 billion and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. The funding of these secured credit facilities provided for in the commitment letter is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to such credit facilities in accordance with the terms sets forth in the commitment letter and (ii) the consummation of the merger in accordance with the merger agreement.
In addition to our pending merger with Silicon Motion, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
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
•adverse tax consequences;
•costs and expenses associated with any undisclosed or potential liabilities; and
•the potential loss of, or ability to attract, key personnel, customers and suppliers of the acquired businesses.
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
•hiring additional management and other key personnel;
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
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation, are currently facing, and may in the future face additional claims of intellectual property infringement. Any future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
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
We have been and may in the future be subject to information technology failures, including security breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Our internal information technology team, supplemented by a leading cyber defense firm, took steps to contain and assess this incident, including implementing enhanced security controls to protect our information technology systems. Security breaches and incidents, computer malware and computer hacking attacks have, however, become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Experienced programmers or hackers may be able to penetrate our security controls, and viruses, worms and other malicious software programs may be introduced or deployed by their programmers, hackers or others that compromise our confidential information or that of third parties and cause another disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to “phishing” attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. Moreover, as we continue to allow our employees to have partial flexible remote work arrangements, remote access to our systems continues, which has also increased our cybersecurity risk profile. We also face the risk of willful or accidental acts or omissions by our employees and contractors that result in a risk of loss, misappropriation, and other unauthorized processing of proprietary and confidential information. Any future security incident or compromise of our information technology systems could result in unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results. We also may face difficulties or delays in identifying and remediating and otherwise responding to any security breach or incident.

Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data, and we rely on third parties to store and otherwise process data for us. We are dependent on the security systems of these third parties and they face substantial security risks. There have been significant supply chain attacks, and we face the risk of security vulnerabilities being introduced or otherwise exploited through our supply chain. Any security breaches or incidents or other unauthorized access by third parties to the systems of our suppliers, service providers, or other third parties with access to our sensitive data, or the existence of computer viruses, ransomware or other malicious code in their data, software, or hardware, could result in disruptions or failures of systems used in our business and expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Any of the foregoing could negatively impact our business, operations and financial results.
Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from security breaches or incidents, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, operations and financial results.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Global Foundries Inc., or Global Foundries, Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Company, Limited, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years. Foundries and other third-parties we rely upon are currently experiencing bottlenecks caused by a sudden increase in demand for electronics containing semiconductor chips and stockpiling of chips by certain firms in China blacklisted by the U.S., resulting in a global semiconductor supply shortage impacting our industry. We also use third-party contractors for all of our assembly and test operations.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the outbreak of COVID-19, certain of our product shipments from China were temporarily delayed in the first quarter of 2020. Although we continue to monitor impacts from COVID-19 globally on our business, including the supply shortage, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 44% and 46% of our net revenue in the nine months ended September 30, 2022 and 2021, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the first nine months of 2022, the trading price of our common stock ranged from a low of $30.17 to a high of $77.57 and in 2021, the trading price of our common stock ranged from a low of $30.47 to a high of $77.89. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
•actual or anticipated fluctuations in our financial condition and operating results;
•overall conditions in the semiconductor market;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our products, including export controls;
•geopolitical changes impacting our business, including with respect to China and Taiwan;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of technological innovations by us or our competitors;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•departures of, and inability to attract, qualified key personnel;
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2022, we had approximately 78.6 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse effect on the trading price and trading volume of our common stock. As of September 30, 2022, our balance sheet reflected goodwill of $306.7 million and other intangible assets of $122.1 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to
Internal Revenue Code Section 174. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability in 2022. Further, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect our share repurchase program once we resume such stock repurchases. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of September 30, 2022, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We assumed an obligation associated with certain defined benefit retirement plans, including a pension plan, which cover certain employees of an acquired business and generally provide benefits based on negotiated amounts for each year of service. These plans were underfunded by $4.0 million as of September 30, 2022 based on current projections and plan assets. We had previously never managed defined benefit plans in our operating history. We are required to make contributions to the pension plan. Additionally, with respect to certain other defined benefit plans, if the unfunded status reaches certain levels, we could be required to make contributions to cover the shortfall. Our obligation to make contributions may be impacted by a number of factors, many of which are beyond our control, including but not limited to, performance of plan assets and legislative changes. The net benefit obligation and cost are materially affected by the discount rate used to measure pension obligations, level of plan assets available to fund such obligations and long-term rate of return on plan assets. While such plans have not had a material impact on our results of operations, future changes in the discount rate used to measure the defined benefit obligation could result in a significant increase or decrease in the valuation of such obligations, affecting the reported funded status of our defined benefit plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets, which may be significantly impacted by changes in investment performance or a change in portfolio mix, can result in significant changes in the net periodic pension cost in the subsequent years.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2022
January 1, 2022 through January 31, 2022	128,500	$61.67	128,500	$68,539,400
February 1, 2022 through February 28, 2022	116,864	$60.81	116,864	$61,433,421
March 1, 2022 through March 31, 2022	195,085	$57.69	195,085	$50,179,597
April 1, 2022 through April 30, 2022	40,000	$47.97	40,000	$48,260,767
May 1, 2022 through May 31, 2022	42,000	$41.46	42,000	$46,519,356
June 1, 2022 through June 30, 2022	42,000	$36.91	42,000	$44,968,957
July 1, 2022 through July 31, 2022	—	$—	—	$44,968,957
August 1, 2022 through August 31, 2022	—	$—	—	$44,968,957
September 1, 2022 through September 30, 2022	—	$—	—	$44,968,957
Total	564,449		564,449
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Second Amended and Restated Commitment Letter
On October 24, 2022, the Company entered into a second amended and restated commitment letter (the “Second Amended and Restated Commitment Letter”) with Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank, and Truist Securities, Inc. (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide (i) a senior secured term B loan facility (the “Term B Loan Facility”) in an aggregate principal amount of up to $2,737,500,000, which amount may be reduced from time to time on a dollar-for-dollar basis by the amount of any additional commitments in respect of the Term A Loan Facility, (ii) a senior secured term A loan facility (the “Term A Loan Facility”) in an aggregate principal amount of up to $512,500,000, which amount may be increased from time to time on a dollar-for-dollar basis by the amount of any subsequent reduction of commitments in respect of the Term B Loan Facility, and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250,000,000 (collectively, the “Senior Secured Credit Facilities”). Additional commitments in respect of the Term A Loan Facility may be effected by way of the joinder of additional commitment parties to the Second Amended and Restated Commitment Letter. The funding of the Senior Secured Credit Facilities provided for in the Second Amended and Restated Commitment Letter is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms sets forth in the Second Amended and Restated Commitment Letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion Technology Corporation, an exempted company with limited liability incorporated under the Law of the Cayman Islands (“Silicon Motion”) in accordance with that certain Agreement and Plan of Merger, dated as of May 5, 2022, by and among MaxLinear, Silicon Motion, and Shark Merger Sub, an exempted company with limited liability incorporated under the Law of the Cayman Islands and wholly-owned subsidiary of MaxLinear. The Second Amended and Restated Commitment Letter amends and restates in its entirety that certain First Amended and Restated Commitment Letter, dated as of June 17, 2022, by and among MaxLinear and each of the Commitment Parties.

The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Commitment Letter, which will be filed as an exhibit in a subsequent periodic report of the Company to be filed under the Securities Exchange Act of 1934, as amended.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 1.01 of Form 8-K.

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

MAXLINEAR, INC.

(Registrant)

Date:	October 25, 2022	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)