Form 10-K
period 2022-12-31
MAXLINEAR, INC
filed 2023-02-01
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.4 billion (based on the closing sales price of the registrant’s common stock on that date). Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 25, 2023, the registrant had 78,745,852 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections and involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.
These forward-looking statements include, but are not limited to, statements concerning the following:
•statements relating to the pending merger with Silicon Motion, including but not limited to the effect that the merger with Silicon Motion or failure to consummate the merger will have on our operations and financial condition, including indebtedness, the anticipated benefits and potential synergies of the potential merger with Silicon Motion, our ability to obtain the government authorizations necessary to consummate the merger, the anticipated timing of the People’s Republic of China’s State Administration for Market Regulation, or SAMR, review and final determination and the anticipated closing date of the potential merger with Silicon Motion;
•our ability to maintain an adequate rate of revenue growth and our future financial performance, including our expectations regarding our revenue, gross profit or gross margin and operating expenses;
•our ability to grow our business, including to expand globally and into other markets;
•the demand for our solutions, products and services we offer;
•our future performance;
•our ability to retain and increase sales to existing customers and attract new customers;
•statements regarding our business plans;
•statements regarding our ability to service our debt;
•the sufficiency of our present cash and cash equivalents balances and cash flows;
•future trading prices of our common stock and the factors impacting such stock prices;
•the efficacy of our internal controls, policies and procedures;
•the accuracy of the assumptions underlying our critical accounting estimates;
•expectations regarding our ability to expand our product portfolio or enhance existing products;
•the capabilities of our technology;
•expectations relating to market share and market opportunity;
•expectations regarding our supply chain;
•the effects of increased competition in our market and our ability to compete effectively;
•the effects of seasonal and cyclical trends on our results of operations;
•the effect macroeconomic conditions, geopolitical changes, supply chain issues, and the COVID-19 pandemic may have on our business and industry;
•the financial and legal impact of certain laws and regulations;
•the potential information technology failures and offensives, including security breaches and cyber-attacks and our ability to respond to such incidents;

•costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as any claims discussed in “Legal Proceedings”;
•our expectations concerning relationships with third parties;
•our ability to attract and retain key personnel;
•our ability to maintain, protect and enhance our brand and intellectual property;
•economic and industry trends;
•estimates and estimate methodologies used in preparing our financial statements;
•our belief that we have adequately reserved for loss contingencies that are probable;
•the effect certain factors may have on our tax liability, including but not limited to global and domestic tax reform;
•the impact of tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods; and
•our ability to identify, complete and realize the benefits of future acquisitions of or investments.
These forward-looking statements involve risks, uncertainties and assumptions that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Form 10-K.
The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We do not assume any obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
These forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
ITEM 1.     BUSINESS
Corporate Information
We incorporated in the State of Delaware in September 2003. Our executive offices are located at 5966 La Place Court, Suite 100, Carlsbad, California 92008, and our telephone number is (760) 692-0711. In this Form 10-K, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to MaxLinear, Inc. and its directly and indirectly wholly-owned subsidiaries. Our website address is www.maxlinear.com. The contents of our website are not incorporated by reference into this Form 10-K. We provide free of charge through a link on our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practical after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Refer to Intellectual Property Rights section below for a list of our trademarks and trade names. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.
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
We expect a strong trend of continuous upgrade of network bandwidth and latency (i.e. the delay between sender and receiver) in order to keep pace with the exponential growth of network data traffic generated by the above activities. For example, cloud-based services increasingly require stringent low latency and extremely high-speed network connections between servers and storage within a data center. Also, IoT devices are generating an increasing amount of internet traffic and require low network latency. These IoT devices include smart speakers, smart lighting and other smart appliances in the connected home; commercial air-conditioning; video surveillance equipment; manufacturing machinery; and point-of-sale asset tracking systems. The reduction of speed and latency bottlenecks throughout networks is heavily reliant on wide spectrum or broadband, high-frequency circuits, and digital signal processing algorithms that can improve spectrum utilization efficiency. These trends are key drivers across many of our target end markets:
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
•5G Wireless Infrastructure: Expensive, finite, fractured and non-contiguous 5G wireless spectrum is being utilized more efficiently by aggregating or bonding multiple non-contiguous channels of spectrum with highly complex radio transceivers in a wireless base-station radio unit. These complex radio transceivers can also be configured in large antenna arrays to direct wireless signals more efficiently to specific users, also known as Massive Multiple-Input Multiple Output beamforming, or MMIMO. Beamforming vastly improves coverage (range), maximizes data rates (bandwidth), and creates spectral efficiency (data rate per unit spectrum). Densification, or increasing the number of wireless base-stations per unit area, also improves network capacity and coverage. In turn, the wireless and optical backhaul transport networks required to connect the higher number of base-station cells must have greater data capacity. As a result, microwave wireless backhaul and fronthaul transport links are migrating to millimeter wave operating frequencies where the availability of spectrum improves data capacity by more than tenfold. Implementing 5G access and transport functionality within base-stations requires radio transceivers that can process larger radio spectrum bandwidths; have expanded RF range; compensate for signal distortion from high-power amplifiers; support beamforming in large antenna arrays; and have the ability to transport high speed data to and from the network, all in a low-cost, power-efficient design.
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
The development of broadband, low power, integrated communication SoC solutions is at the heart of competitiveness across a range of different businesses spanning broadband wireline access, mobile data services, hyperscale cloud data centers, and cloud computation and storage markets. Additionally, the proliferation of increasingly complex high frequency, high bandwidth and low-power applications has led to a rapid increase in the demand for systems that require multiple RF, mixed-signal, and high-performance analog and digital signal processing transceiver SoCs.
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
The key challenges of capturing and processing high quality broadband communications signals include:
•Receiving single or multiple RF/digital communications signals spanning multiple frequency bands over a wide spectrum: Many of the advanced high-data-rate applications require the simultaneous RF reception of multiple channels or frequency bands in order to first aggregate, and then subsequently demodulate, the data signal, which is spread over discrete disparate frequency bands. Likewise, data transmission is achieved by disaggregating the user’s data signal and transmitting it over multiple available frequency bands spanning a wide frequency spectrum. For example, in the cable modem and broadband gateway markets, it is necessary to support the simultaneous reception of multiple channels of high-definition video, voice, and data applications in many system designs. OEMs meet these stringent requirements via multiple narrow- or wide-band RF receivers, each of which is dedicated to the reception of a single frequency band. An alternate, but highly challenging, approach involves Full Spectrum Capture, or FSCTM, receiver SoCs, which can receive and digitize the entire available RF frequency spectrum in the transmission medium. They can then select and aggregate the relevant frequency bands over which the data is spread using analog and mixed-signal digital co-processing techniques. In contrast, use of multiple discrete conventional narrowband RF receivers is impractical due to increased design complexity, overall cost, circuit board space, power consumption and heat dissipation limitations. In addition, such narrowband receiver implementations suffer from signal integrity issues, reliability, and thermal challenges owing to the proximity of sensitive multiple RF receivers and discrete components in a limited PCB footprint.

•Signal Clarity Performance Requirements: In communications systems, performance is limited by the quality of the received/transmitted signal that can be supported throughout the channel bandwidth. Signal-to-noise, or SNR, ratio measures the strength of the desired signal relative to the sum of the noise and undesired signal energy in the same channel. High capacity 5G wireless cellular data networks operate across non-contiguous wireless spectrum bands, while wired coaxial cable and power-line networks require broadband RF transceivers supporting high SNR. Optical transceivers operate across the widest bandwidths available and must preserve the necessary SNR throughout their bandwidth. These transceiver systems must isolate the desired signals from the undesired signals that are invariably present in their wide operating frequency range. The undesired signals not only include the noise generated by the natural environment, but also interference produced by home appliances, enterprise communications equipment, and other wireless networking systems. For example, in 5G mobile infrastructure applications, a radio transceiver receiving a channel at 1710MHz must cope with reflections in the environment as well as interference from a neighboring channel at 1660MHz picked up by the receiving antenna. The transceiver must also compensate for distortion introduced by the strong signals out of the transmitting antenna. Analog and digital signal processing is employed to improve SNR in the received and transmitted signals. Beamforming and MIMO of radio signals also significantly improves SNR ratio, but requires sophisticated RF, analog and digital signal co-processing, and software expertise. Broadband reception and beamforming of RF signals in mobile environments are extremely difficult to implement due to the stringent size, cost, and power consumption constraints. Also, higher order modulation of communication signals requires extremely high SNR to maximize data capacity in a finite spectrum, which greatly increases the difficulty of implementing broadband systems.
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
•Size: The size of electronic components, such as RF transceivers and digital signal processing SoCs, is a key consideration for system designers and the service providers that deploy them. In wired optical infrastructure applications inside data centers, rapidly increasing network server and switch face-plate density trends are aggressively driving reduction of the size of optical transceiver interconnects. In 5G wireless infrastructure, space on the base-station radio towers where the radios and modems are mounted, is highly constrained and is a significant portion of operating costs. The deployment of MMIMO and antenna arrays, and cell densification for 5G wireless coverage and capacity, greatly increase the number of radio transceivers required in each base station radio tower and the number of base stations in a cell. As a result, there is a growing trend and an increasing need for highly complex integrated SoCs with greater numbers of transceivers per SoC.
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
Our RF, Mixed-Signal and Digital SoC Platform Solutions
We are a provider of communications SoC solutions for the connected home, mobile and wireline infrastructure, data centers, and industrial and multi-market applications. Our products exemplify our core integrated circuit design and communications systems engineering capabilities:
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
•Embedded systems and software architecture: Our products contain complex integrated computer processing unit subsystems. These subsystems typically include multiple low-power microprocessor cores, packet processor, bus and peripherals, memory controllers, and interrupt processing. In addition to signal processing and supervisory activity functions, we also implement multiple layers of real-time embedded firmware and protocol stacks on a single chip. We believe our expertise and track record of successfully developing widely deployed, reliable embedded protocols for networking applications are essential to the evolution of connected home products of the future. Our firmware design capability is critical to the ease of use of our products in end customer platforms.
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
•Low-power design methodology: The superior energy efficiency of our products reflects our years of cumulative experience and research and development, or R&D, investment in system architecture, semiconductor device modeling, and integrated circuit design expertise. At extremely high data rates, when electrical signals transit on and off the chip, there is a severe penalty in speed and power consumption. Therefore, significant reduction in power consumption of a device requires minimization of signal transitions between multiple chips. Our ability to achieve the highest levels of integration of all analog/RF and digital signal processing functionality on the same chip minimizes power consumption by eliminating such signal transitions. Our solutions disproportionately impact our end-customer’s product power dissipation, such as in cable modems, cable FDX fiber nodes, 400Gbps optical transceiver modules, and large 5G antenna radio transceiver arrays. Low power dissipation not only simplifies costly thermal design, but also eliminates the need for bulky fans and other cooling aids. This in turn improves end customer product reliability, increases the density of product features that can be supported in a compact footprint, and reduces overall system cost.
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
Customers
We sell our products, directly and indirectly, to OEMs, module makers and ODMs, and we refer to these as our end customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high-performance SoC-based solutions rapidly. A significant portion of our sales are through distributors based in Asia, who then resell our product.

A significant portion of our net revenue has historically been generated by a limited number of customers. In the years ended December 31, 2022, 2021 and 2020, ten customers accounted for approximately 65%, 69% and 68% of our net revenue, respectively. In the years ended December 31, 2022, 2021 and 2020, two of our direct customers represented 31%, 26% and 28%, respectively, of our net revenue.
Products shipped to Asia accounted for 82%, 83% and 82% of our net revenue in the years ended December 31, 2022, 2021 and 2020, respectively. Products shipped to Hong Kong accounted for 43%, 40%, and 42% of our net revenue in the years ended December 31, 2022, 2021 and 2020, respectively. Products shipped to China accounted for 16%, 12% and 17% of our net revenue in the years ended December 31, 2022, 2021 and 2020, respectively. Products shipped to Vietnam accounted for 13% of our net revenue in the year ended December 31, 2021. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our cable modem products during the years ended December 31, 2022, 2021 and 2020 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 46%, 47%, and 49% of our net revenue in the years ended December 31, 2022, 2021 and 2020, respectively.
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
Raw Materials
As a fabless designer of integrated circuits, we do not directly procure raw materials and instead, rely on third parties to manufacture, assemble and test, or supply, our products, as described in further detail under the below heading “Manufacturing.” To a lesser extent, we also purchase certain turnkey, or finished goods product, for resale. Raw materials used by third party foundries, assembly and test contractors and turnkey product vendors include silicon wafers, as well as lead frames or substrate materials, gold or copper wires, and molding compounds used in assembly/packaging and test of our products. We work closely with our vendors in providing a supplier forecast six to twelve months in advance to ensure they have an adequate supply of raw materials to cover our forecast.
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
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.18µ down to 14 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include GlobalFoundries, Inc., or GF, in Singapore,

Semiconductor Manufacturing International Corporation, or SMIC, in China, Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and United Microelectronics Corporation, or UMC, in Taiwan and Singapore. We generally do not depend on a single source for the supply of our materials. Additionally, certain of the acquired products of the Wi-Fi and Broadband assets business are supplied to us under the terms of a supply agreement with Intel.
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
Corporate Social Responsibility
As we continue to expand our presence around the world, we are mindful of our responsibility to maintain a socially responsible supply chain, reduce our carbon footprint, and give back to our local communities. Our board of directors and Nominating and Corporate Governance Committee oversees our environmental, social and governance directives.
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
Reduce our carbon footprint. MaxLinear takes our common stewardship of the environment seriously. Among other things, we monitor our global environmental footprint, both directly and indirectly including measuring and reporting our greenhouse gas emissions and energy usage, and taking steps to reduce such usage; transitioning away from one-time use to sustainable reusable office products; and in our development efforts, our engineers are consistently focused on improving the power efficiency and thermal performance of our chips, minimizing waste, promoting recycling of reusable materials, and providing customer satisfaction through compliance with global environmental regulations as they relate to our products and operations.
As a fabless semiconductor design company, we do not manufacture our products and, with respect to the activities we conduct directly, we believe we leave a limited environmental footprint. With respect to our indirect environmental impact, we monitor the practices of our foundry partners and believe that each of them has made a public commitment to integrate sustainability and sensitivity to environmental impact into their manufacturing processes. For example, we believe that three of our largest manufacturing partners, Taiwan Semiconductor Manufacturing Corporation, Intel Corporation, and United Microelectronics Corporation, each maintain well-developed environmental management and sustainability programs that are publicly avowed and supported by the highest levels of management within those organizations. We also participate in recycling of integrated circuits and boards. Additionally, our products are compliant with the Restriction of Hazardous Substances, or RoHS, and Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, standards in the European Union, or EU.
Contributing to community. We encourage our employees to contribute to local communities. In March 2022, MaxLinear launched a relief effort contribution matching program which matches 100% of employee contributions to three organizations providing humanitarian relief to refugees of the conflict in Ukraine: Doctors without Borders, World Kitchen and Save the Children. Our efforts collectively raised approximately $60 thousand in donations to the relief organizations. In December 2022, our employees also participated in a donation, toys and goods drive to stop the cycle of child abuse and help at-risk youth in the community. Together with a matching corporate contribution from the Company, the campaign raised in excess of $40 thousand, benefiting Olive Crest, a U.S. child abuse prevention and treatment charitable organization.
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our R&D efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in broadband RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2022, we had approximately 1,368 employees in our R&D group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Boston, Massachusetts; Singapore; Shanghai, and Shenzhen in China; Taipei and Hsinchu in Taiwan; Bangalore and Chennai in India; and Austria, Canada, Germany, Israel, and Spain.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receivers, optical interconnects, high-performance interface, data and video compression and encryption, and power management products. Our competitors include companies with much longer operating histories, greater name recognition, access to larger customer bases and substantially greater financial, technical and operational resources, as well as smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. In addition, our industry is experiencing substantial consolidation. As a result, our competitors are increasingly large multi-national semi-conductor companies with substantial market influence. Our competitors may develop products that are similar or superior to ours. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and optical interconnect products. Our primary merchant semiconductor competitors include Broadcom, Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Nokia Corp., Skyworks Solutions, Inc., Xilinx, Inc., Altera Corporation, Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, and Microchip Technology Inc. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
Intellectual Property Rights
Our success and ability to compete depends, in part, upon our ability to establish and adequately protect our proprietary technology and confidential information. To protect our technology and confidential information, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks. We also protect our proprietary technology and confidential information through the use of internal and external controls, including contractual protections with employees, contractors, business partners, consultants and advisors. Protecting mask works, or the “topography” or semiconductor material designs, of our integrated circuit products is of particular importance to our business and we seek to prevent or limit the ability of others to copy, reproduce or distribute our mask works.
We have over one thousand issued patents and numerous patent applications pending in the United States. We also have issued foreign patents and pending foreign patent applications. We file U.S and foreign patent applications to protect our intellectual property. Patents generally have a duration of twenty years from filing. While the remaining duration on the individual patents in our patent portfolio varies, we believe that the duration of our issued patents is adequate relative to the expected lives of our products.
We own numerous trademarks related to our current products that have been registered in the United States and 2 pending U.S. trademark registrations. We own foreign counterparts of certain of these registered trademarks in Brazil, Canada, Chile, China, the EU, Germany, Great Britain, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, Taiwan, and Thailand. We also claim common law rights in certain other trademarks that are not registered.Trademark rights may continue for a limited duration or in perpetuity, provided certain requirements are met.
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
Governmental Regulation
Our business and operations around the world are subject to government regulation at the national, state, provincial, or local level addressing, among other matters, applicable environmental laws; health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration; laws relating to export controls and economic sanctions; securities laws; rules of industry standards bodies such as The International Organization for Standardization; and, rules or regulations promulgated by governmental agencies such as the Federal Trade Commission, among others.
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
Our business is also subject to various rules and regulations and other orders relating to export controls and trade sanctions. Certain of our products and technology are subject to the Export Administration Regulations, or EAR, which are administered by the United States Department of Commerce’s Bureau of Industry and Security, or BIS, and we may be required to obtain an export license before we can export certain controlled products or technology to specified countries or customers. In addition, the EAR imposes broad controls on entities listed on sanctioned persons lists, including the BIS “Denied Persons” list and BIS Entity List. If one of our customers, suppliers, or third party with whom we do business is listed on the Entity List, BIS List of Denied Persons, or other U.S. government list of restricted persons, then we will, as a general rule, be precluded from doing business with that entity unless one of a limited number of exceptions apply.
In October 2022, the BIS issued an interim final rule to implement additional export controls which implemented additional export controls on advanced computing integrated circuits and certain related products. The primary impact of these rules is that we may be required to obtain a license to do business with certain customers, semiconductor foundries and outsource assembly and testing, or OSAT, facilities in China. The BIS rule also expanded the scope of foreign-produced items subject to license requirements when intended for certain entities located in China. BIS also added new entities in China to the EAR’s Unverified List. We have assessed the impact of the interim final rule and addition of new entities to the Entity List and the Unverified List, and we believe they do not have a material impact on our business, financial condition and results of operations.
We may experience a loss of revenues or supply while we are obtaining licenses needed to do business with certain customers, suppliers, and any other business partners who are added to the Entity List, and failure to obtain any required license could result in a reduction of anticipated revenues or supply until an alternate source of supply can be obtained. We cannot guarantee that additional export control restrictions or any sanctions imposed in the future will not restrict, prevent, or materially limit, our ability to conduct business with certain customers, suppliers, business partners or in certain countries. Although we have policies, controls, and procedures designed to maintain ongoing compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or policies. Any such violations of trade laws, restrictions, or regulations can result in fines; criminal sanctions against us or our officers, directors, or employees; prohibitions on the conduct of our business; and damage to our reputation. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations and laws. In addition, if our customers fail to comply with these regulations and laws, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The technology industry is subject to intense media, political, and regulatory scrutiny, which can increase our exposure to government investigations, legal actions, and penalties.

Human Capital
Our future success depends on our ability to retain, attract and motivate qualified personnel, and achieving those objectives requires us to maintain a work environment and culture that values diversity. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. We operate across eighteen countries and are sensitive to the many cultures and backgrounds constituting our employee base. We acknowledge that we, along with the semiconductor and technology industry as a whole, can do more to advance gender and racial equality by increasing representation of underrepresented minorities as well as females in leadership and technical positions including engineering and other roles.
As of December 31, 2022, we had 1,844 full-time employees, including 1,368 in R&D, 296 in sales and marketing, 45 in operations and semiconductor technology and 135 in administration. We have employees across 18 countries: 46% are in Asia, 25% in the Americas, 17% in Europe and 12% in the Middle East. Our workforce is represented by the following race/ethnicities: 60% Asian, 32% White or Middle Eastern, 8% Latinx or Hispanic origin, with 40% Asian, 57% White or Middle Eastern and 3% two or more races in senior management. Females represented 29% of our outside directors, 10% of senior management, 13% of our technical roles, and 17% of our total workforce. Of our total employee workforce, 10% is represented by Work Councils in Austria and Germany. The Work Council groups, common to these countries, are comprised of employees elected by the general employee base. We consider our global employee relations to be good. In 2022, our employee voluntary turnover rate was 11%.
Our human capital resources objectives include, as applicable, attracting and retaining talented and experienced employees, advisors, and consultants. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We aim to increase our hiring and retention of female talent including direct hires or interns from universities. We offer this via a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards to our employees, some of which vest over a period of four years, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits may include flexible Fridays which allow employees to work from home; paid time off; 401(k), pension or other retirement plans; employee leave to support well-being of employees and their dependents; employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Our global training and development program focuses on harassment-free workplace and diversity topics, as well as ethics and export compliance.
Our executive compensation structure aligns executive incentives with the long-term growth objectives of MaxLinear, including long-term share price appreciation. In that regard, our executive compensation programs have tended to place a relatively heavier weighting on equity compensation than our peers and include a performance-based metric to executives’ equity incentives in addition to other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in either an amendment to this Form 10-K or our upcoming 2023 Proxy Statement.
In 2022, our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic, adhering to local health authority guidelines or work-from-home arrangements for the rest of our workforce. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration, or OSHA, in the United States. We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment, as described in further detail under the above heading “Manufacturing.”
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
ITEM 1A.    RISK FACTORS
This Annual Report on Form 10-K, or Form 10-K, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission, or SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.
The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risk factors together with all of the other information included in this Form 10-K, and in our other public filings, which could materially affect our business, financial condition or future results. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
For the risks relating to our pending merger with Silicon Motion, please refer to the section of these risk factors captioned "Risks Relating to the Proposed Merger with Silicon Motion."
Risk Factor Summary
Risks Relating to the Proposed Merger with Silicon Motion
•If the merger is completed, our actual results could differ materially from any expectations or guidance, including with respect to any cost savings and other potential synergies.
•Failure to integrate Silicon Motion with our business successfully in the expected timeframe may adversely affect our results and financial condition if the merger is completed.
•Our business relationships, including customer relationships, and those of Silicon Motion, may be subject to disruption due to uncertainty associated with the merger.
•Motivating and retaining senior management and other key personnel may be difficult in light of the pending merger.
•The merger agreement contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
•If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition, as well as the market price of our common stock.
•Our ability to complete the merger is subject to various closing conditions, including regulatory approval by SAMR in China, which may contain burdensome conditions that could have a material adverse effect on our operation of the business following the merger.
•As a result of the transaction, we will materially increase our indebtedness which adversely affects our operating results and cash flows and our new loan agreements will likely contain covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•Servicing our materially increased indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay such indebtedness.
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
•If the merger is consummated, the ownership percentage interests of our stockholders will be reduced.
•After completion of the merger, we will be exposed to intensified risks associated with doing business in Taiwan.
•We expect to incur substantial expenses related to the merger of MaxLinear and Silicon Motion.
•The market value of our common stock could decline if large amounts of our common stock are sold post-merger.
Risks Related to Our Business
•Intense and increasing competition could have a material adverse effect on our revenue growth and market share.
•Global economic conditions, including factors such as high inflation and recession, could adversely affect our revenues, margins, and operating results.
•We will lose sales if we are unable to obtain government authorization to export certain of our products or technology and we will be subject to legal and regulatory consequences for any noncompliance with applicable export laws.
•Our business, financial condition and results could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
•Increased tariffs or imposition of other trade barriers could have a material adverse effect on our revenues and results.
•We are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments.
•The loss of, or a significant reduction in orders from major customers could have a material adverse effect on our revenue and operating results.
•Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our profit.
•If we fail to penetrate new applications and markets, our revenue, revenue growth rate, if any, and financial condition could be materially and adversely affected.
•Development delays and consolidation trends in our industry could adversely affect our future revenues and results.
•We may be unable to make the substantial R&D investments that are required to remain competitive.
•A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate and/or manage future growth effectively.
•Unforeseen delays or expenses caused by undetected defects or bugs in our products could reduce the market acceptance of our new products, damage our reputation and adversely affect our operating costs.
•We must be able to attract, train and retain qualified personnel and senior management, or our business, financial conditions, results of operations and prospects could suffer.
•If we fail to timely develop and introduce new or enhanced products, our ability to attract and retain customers and compete could be harmed.
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
•Customers require us to undergo a lengthy and expensive qualification process which does not assure product sales.
•We incur significant expenditures to win business and customer product plan cancellations may adversely affect our results of operations.
•Our operating results may fluctuate significantly from factors that could adversely affect our business and stock price.
•We are subject to the cyclical nature of the semiconductor industry.
•A failure to maintain compliance with governmental regulations could have a material adverse effect on our business.
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
Risks Relating to Reliance on Third Parties
•Failure to manage our relationships with, or negative impacts from, third parties could adversely affect our ability to market and sell our products.
•Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
•A lack of long-term supply contracts, and any supply disruption could have a material adverse effect on our business.

•Any failure of third parties to provide services and technology could have a material adverse effect on our business.
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
The success of the proposed merger with Silicon Motion will depend, in substantial part, on our ability to integrate Silicon Motion’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Silicon Motion’s product portfolio. Historically, we and Silicon Motion have been independent companies, and we will continue to operate as such until the consummation of the merger. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Silicon Motion, integrating the two companies’ technologies, and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material adverse effect on the trading price or trading volume of our common stock.
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
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Silicon Motion products after the merger is consummated, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the merger. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the merger is pending or after it is consummated. The adverse effect of any such disruptions could be exacerbated by a delay in the consummation of the merger for any reason, including delays associated with obtaining regulatory approval from SAMR, or termination of the agreement and plan of merger, or the Merger Agreement, with Silicon Motion. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material adverse effect on the trading price or trading volume of our common stock.
We and Silicon Motion may have difficulty motivating and retaining senior management and other key personnel in light of the pending merger.
Uncertainty about the effect of the merger on our employees and those of Silicon Motion may have a material adverse effect on MaxLinear or Silicon Motion while the merger is pending or on MaxLinear after the merger is consummated. This uncertainty may impair our or Silicon Motion’s ability to retain and motivate key personnel in the months leading up to the consummation of the merger and our ability to retain and motivate them following the merger. Employee retention may be particularly challenging as our and Silicon Motion’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following consummation of the merger. For the merger to be successful, we and Silicon Motion must continue to retain and motivate senior management and other key employees during the period before the merger is completed. Furthermore, after the merger is consummated, we must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements, which could substantially reduce or delay our ability to realize the anticipated benefits of the merger, which could have a material adverse effect on our business, operating results, and financial condition.

The merger agreement with Silicon Motion contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
The consummation of the merger is subject to certain customary closing conditions such as regulatory approval from SAMR. Under certain circumstances, we could be required to pay Silicon Motion a termination fee if the Merger Agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or the merger is not consummated by February 6, 2023, or the Outside Date. The Outside Date will be automatically extended to May 5, 2023 and further to August 7, 2023, if all conditions to closing have been met, other than certain exceptions related to regulatory matters. However, in certain circumstances, the right to terminate the Merger Agreement would not be available to a party in material breach of the Merger Agreement.
If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our common stock.
If the merger is not consummated, the price of our common stock may decline to the extent that such market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees, will be payable regardless of whether the merger is completed. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the merger. If the merger is not completed, we will have received little or no benefit in respect of such costs incurred. If the merger is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee to Silicon Motion of $160 million, as described above. Furthermore, if the merger is not consummated, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.
Our ability to complete the merger is subject to various closing conditions, including certain required regulatory approval from SAMR, which may contain burdensome conditions, that could have a material adverse effect on our operation of the business following the merger.
Although the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on June 27, 2022, and Silicon Motion’s shareholders approved the merger at Silicon Motion’s extraordinary general meeting of shareholders held on August 31, 2022, completion of the merger is subject to the satisfaction of the remaining customary closing conditions, including receipt of clearance from SAMR, among other things. Even if this approval is obtained, governmental authorities could impose conditions on the completion of the merger that could delay consummation of the acquisition or have a material adverse effect on our business following the acquisition. MaxLinear and Silicon Motion cannot predict with certainty the length of review by SAMR but expect a final determination in the second or third quarter of 2023, or even later.
If we are unable to complete the merger, we would be subject to a number of risks, including the following:
•we would not realize the anticipated benefits of the acquisition, including, among other things, increased operating efficiencies;
•the attention of our senior management team and other key personnel may have been diverted to the merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
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
As previously disclosed, MaxLinear will finance the merger in part with the Senior Secured Credit Facilities, which will provide funding of up to $3.5 billion. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt in full. As of December 31, 2022, our aggregate indebtedness was $125.0 million.
The material increase in our indebtedness to up to $3.5 billion will adversely affect our operating expenses through materially increased interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. In addition, the loan agreements will contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Such financial and operational covenants will include compliance with a secured net leverage ratio test. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
Specifically, our materially increased indebtedness could have important consequences to investors in our common stock, including the following:
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we are mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, particularly with respect to our anticipated debt associated with the Silicon Motion merger, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness;
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
Servicing our materially increased indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
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
As of the date of this filing of our annual report on Form 10-K, four lawsuits challenging the merger with Silicon Motion have been dismissed. However, Silicon Motion has received several shareholder demand letters, and potential plaintiffs may file additional lawsuits challenging the merger. The outcome of any current demand letters or future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the merger and result in substantial costs to us and/or Silicon Motion, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing is the absence of any provision of applicable law or order by any court or governmental entity (subject to certain limited exceptions) that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our or Silicon Motion’s business, financial conditions, results of operations and cash flows.
The fact that there is a merger pending could materially harm our or Silicon Motion’s businesses and results of operations.
While the merger is pending, we and Silicon Motion are subject to a number of risks that may harm our business and results of operations, including:
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
If the merger with Silicon Motion is consummated, the issuance of shares of our common stock to Silicon Motion securityholders will reduce the ownership percentage interests of our stockholders.
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
Under the acquisition method of accounting, the total purchase price will be allocated to Silicon Motion’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in the creation of a material amount of intangible assets and goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material charges relating to such impairment. Any such impairment charge could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock.
Risks Related to Our Business
We face intense competition and expect competition to increase in the future, which could have a material adverse effect on our revenue, revenue growth rate, if any, and market share.
The global semiconductor market in general, and the broadband, wired and wireless infrastructure, and broader industrial and communications analog and mixed-signal markets in particular, are highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, product roadmap, reputation, reliability and price. We expect competition to increase and intensify as a result of industry consolidation and the resulting creation of larger semiconductor companies. Large semiconductor companies resulting from industry consolidation could enjoy substantial market power, which they could exert through, among other things, aggressive pricing that could adversely affect our customer relationships, revenues, margins and profitability. In addition, we expect the internal resources of large, integrated original equipment manufacturers, or OEMs, may continue to enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates, if any, and operating results.
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Broadcom Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Nokia Corp., Skyworks Solutions, Inc., Xilinx, Inc., Altera Corporation, Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, and Microchip Technology Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other, which could result in significant changes to the competitive landscape. In addition, changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.
Global economic conditions, including factors such as high inflation or a recession could adversely affect our business, financial condition, and results of operations.
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and may experience continued volatility in our sales and revenues in the near future. Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to delay or reduce their capital expenditures and spending on our products, which would delay and lengthen sales cycles and negatively affect the overall demand for our products. Worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
Other areas of our business which could be disrupted or subject to negative impacts of negative global economic conditions may include, but may not be limited to, the following:
•Reduced ability to accurately predict our future revenue and budget future expenses;
•Inefficiencies, delays and additional costs in design win, product development, production and fulfillment;
•Accounts receivable collection issues should any of our limited and significant customers experience liquidity concerns;
•Material impacts to the value of our common stock, which may result in impairment of our goodwill;
•Material impairment of our assets, if recoverability thereof becomes a concern; and
•Decreased availability of capital or access thereto in the United States and from other jurisdictions in which we operate.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the year ended December 31, 2022. In addition, as of December 31, 2022, approximately 77% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export controls and restrictions, duties and quotas and customs duties and tariffs;

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
Certain of our products and technologies are subject to export and/or import controls imposed by countries in which we do business. In certain instances, these regulations may require pre-shipment authorization approval from a government authority; depending on the country and/or individual or entity involved, approval may not be granted. For products subject to the Export Administration Regulations, or EAR, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, a license may be required, depending on one or more factors including the type of product or technology at issue, the intended end use, the identity of the end user, the identity of other companies involved in the production process, and whether a license exception might apply. Certain of our products and technologies are subject to the EAR.
Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products may adversely affect our business, and other limitations imposed on our ability to export or sell our products may also harm our international and domestic revenue. Although our policies, controls, and procedures are designed to maintain ongoing compliance with applicable export controls laws, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. In addition, if our customers fail to comply with these regulations and laws, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The absence of comparable restrictions imposed on competitors based in other countries may adversely affect our competitive position.
In October 2022, the BIS issued an interim final rule to implement (1) additional export controls on advanced computing integrated circuits (ICs), computer commodities that contain such ICs and certain semiconductor manufacturing items; (2) additional export control requirements for products and/or technologies that may be destined for facilities meeting certain criteria; and (3) additional export controls on transactions involving items for supercomputer and semiconductor manufacturing end uses. The additional export controls on certain manufacturing end-uses resulted in an expansion of the scope of foreign-produced items subject to license requirements for 28 Chinese entities already on the Entity List (a list of entities to which the transfer of EAR-controlled technology or software is generally prohibited absent a U.S. export license), which includes one immaterial customer of MaxLinear located in China.
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
Additionally, current and future business with parties subject to significant export restrictions, including those named on the Entity List may be limited in scope or suspended entirely in order to comply with the EAR or other applicable laws or regulations and, as a result, our revenue could be adversely impacted until a license is granted. It is possible that the U.S. government may not grant licenses or renew licenses to transact business with entities on the Entity List.
In September 2022, we self-identified a potential violation of the EAR related to certain transactions with one of our foundry partners in China on the Entity List, or Specific Foundry Partner, in which limited technology in the form of test results and failure analysis reports were furnished to our Specific Foundry Partner without authorization under the EAR. Upon discovery, (1) we took immediate action to remediate, including by preventing recurrence and (2) our Audit Committee engaged outside counsel to conduct a privileged investigation into the potential violation, which investigation is ongoing. In October 2022, we submitted an initial notification of voluntary self-disclosure to the BIS regarding the potential EAR violation described above. Our notification submission is currently under review at BIS, and it is unknown when such review will be completed. Concurrently with the filing of the initial notification of voluntary self-disclosure, we submitted an export license application to BIS, in order to ensure that all prospective transactions with our Specific Foundry Partner are conducted in full compliance with the EAR. That license was issued on November 29, 2022. As part of the ongoing investigation, we identified other export control violations and have taken actions to remediate such infractions and continue to evaluate if any additional remedial actions should be taken. We are also continuing to review our export compliance procedures and program to enhance our programs, policies and or procedures, as appropriate.

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
Beginning in May 2019 and subsequently, other than for certain transactions for which we have a valid export license issued by BIS, we ceased business operations with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, following an amendment to the EAR adding such entities to the Entity List for acting contrary to the national security or foreign policy interests of the United States.
In September 2020, we further restricted business operations with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Entity List.
In October 2022, the BIS again amended the EAR, among other things, to add 31 new entities in China to the Unverified List. It is possible that entities currently on the Unverified List may be added to the Entity List if certain conditions are not met. As noted above, our ability to manufacture or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers. This also raises an additional risk that China may enact retaliatory legislation or regulations that may raise similar adverse risks.
We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping, including obtaining user statements from entities on the Unverified List. Failure to obtain any required license would likely result in a loss of business and a corresponding negative impact on our financial position and results of operations.
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
We cannot provide assurances that similar disruptions of distribution arrangements in the future, the imposition of governmental prohibitions on selling our products to particular customers, further sanctions on Russia or other countries, and/or increases in costs of certain raw materials and transportation will not also adversely affect our revenues and operating results. Loss of a key distributor or customer under similar circumstances could have a material adverse effect on our business, revenues and operating results.
We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers could have a material adverse effect on our revenue and operating results.
In the year ended December 31, 2022, two customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers accounted for 18% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
A significant portion of our revenues are from sales of product to distributors, who then resell our product. Our agreements with certain of these distributors provide protection against price reduction on their inventories of our products. The loss of certain distributors could have a material adverse effect on our business and results of operations, and price reductions associated with their inventories of our products could have a material adverse effect on our operating results in the event of a dramatic decline in selling prices for these products.
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
We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products due to competitive pricing pressures, new product introductions by us or our competitors, and for other reasons, and we expect that we will have to do so again in the future, despite a relatively short-term positive pricing environment. In particular, we believe that industry consolidation has provided a number of larger semiconductor companies with substantial market power, which has had a material adverse impact on selling prices in some of our markets. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher margins, our revenue and gross margins will suffer. To support our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Our inability to do so would cause our revenue and gross margins to decline. In addition, under certain of our agreements with key distributors, we provide protection for reductions in selling prices of the distributors’ inventory, which could have a material adverse effect on our operating results if the selling prices for those products fell dramatically.
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
For the years ended December 31, 2022 and 2021, revenue directly attributable to broadband applications accounted for approximately 44% and 55% of our net revenue, respectively. Delays in the development of, or unexpected developments in the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For years ended December 31, 2022, 2021 and 2020, our research and development expense was $296.4 million, $278.4 million, and $180.0 million respectively. We expect our research and development expenses to increase in future years as we continue to expand our product portfolio and enhance existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current growth rate, and we may not be able to manage future growth effectively.
Our net revenue increased from $892.4 million in the year ended December 31, 2021 to $1.1 billion in the year ended December 31, 2022. However, continued uncertainty in customer demand as well as the global economy could result in increased volatility in our sales and revenues. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth. If we are unable to sustain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Highly complex products like our Wi-Fi and broadband RF receivers and RF receiver SoCs, physical medium devices for optical modules, RF transceiver and modem solutions for wireless infrastructure markets, and high-performance analog solutions may contain defects and bugs when they are first introduced or as new versions are released. Where any of our products, including legacy acquired products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs, and our operating costs could be adversely affected. These problems may also result in warranty or product liability claims against us by our customers or others that may require us to make significant expenditures to defend these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all claims. We also may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations, and ability to obtain future coverage. Although we purchase insurance to mitigate certain losses, any uninsured losses could negatively affect our operating results. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, if a catastrophic product liability claim were to occur, our reserves may be inadequate to cover the uninsured portion of such claims. Further, our business liability insurance may be inadequate, may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
If we are unable to attract, train and retain qualified personnel and senior management, our business, financial condition, results of operations and prospects could suffer.
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have recently experienced fluctuations in the market price of our stock and declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that many members of our senior management team have long tenures with us, but from time to time we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in and expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly as we seek to enter new markets where we may not have prior experience.
Our operating history had historically focused on developing integrated circuits for specific applications and more recently, the wired whole-home broadband connectivity market and markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. As part of our growth strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for Wi-Fi, Ethernet and Broadband Gateway Processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.
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
•potential indemnification claims, including those arising as a result of our contractual arrangements or intellectual property disputes;
•intellectual property disputes;
•loss of key personnel or inability to attract, retain and motivate qualified skilled workers;
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
Our business is subject to various international and U.S. laws and governmental regulations, and compliance with these laws and regulations may cause us to incur significant expenses. A failure to maintain compliance with applicable laws and regulations could result in a material adverse effect on our business and operating results, and we could be subject to civil or criminal penalties.
Our business is subject to various laws and regulations in the United States and other jurisdictions where we do business, including but not limited to laws, regulations and other legal requirements related to packaging; product content; labor and employment; imports; export controls; anti-corruption; personal and data privacy; cybersecurity; human rights; conflict minerals; environment, health and safety; competition and antitrust; and intellectual property ownership and infringement. These laws and regulations are complex, change frequently and with little or no notice, occasionally are conflicting or ambiguous, and have generally become more stringent over time. We may be required to incur significant costs to comply with these laws and regulations or to remedy violations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Although our policies, controls, and procedures are designed to maintain ongoing compliance with applicable laws, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.
As indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. There has been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. In October 2022, we restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. We could incur increased administrative and legal costs in order to respond to any inquiries, and any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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

We have been and may in the future be subject to information technology failures, including security breaches, cyber-attacks, design defects or system failures, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Since that time, our internal information technology team, supplemented by a leading cyber defense firm, took steps aimed at containing and assessing this incident, including implementing enhanced security controls aimed at protecting our information technology systems. Since that event, security breaches and incidents, computer malware and computer hacking attacks have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. We experience cyber-attacks of varying degrees on our technology infrastructure and systems and notwithstanding our defensive measures, experienced programmers, hackers or state actors may be able to penetrate our security controls through attacks such as phishing, impersonating authorized users, ransomware, viruses, worms and other malicious software programs, exploitation of design flaws, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time. Geopolitical tensions or conflicts may create heightened risk of cyber-attacks. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information.
A cybersecurity incident or other compromise of our information technology systems could result in unauthorized publication of confidential business or proprietary information belonging to us, a customer, supplier, employee or other third party, including personal data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts, or damage our reputation. More generally, any theft, loss, misuse, or other unauthorized processing of any confidential business or proprietary information, including personal data, collected, used, stored, transferred, or otherwise processed by us or on our behalf could result in significantly increased costs, expenses, damage to our reputation, and claims, litigation, demands, and regulatory investigations or other proceedings. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or incidents or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results. We also may face difficulties or delays in identifying and remediating and otherwise responding to any security breach or incident.
From time-to-time, we upgrade software that we use in our business, including our enterprise resource planning, or ERP, system. Our business may be disrupted if our software does not work as planned or if we experience issues relating to any implementation, or accessing our software as has happened in a previous cybersecurity attack, in which case we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or ship to, invoice and collect from our customers.
We may be subject to supply chain attacks where threat actors attempt to inject malicious code into our products thus infecting our products and the systems of our customers. Any such supply chain attack could have magnified damages to our business as a direct result of the attack as well as due to a lock of credibility or reputation with our customers. Such attempts are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations.
Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data, and we rely on third parties to store and otherwise process data for us. We are dependent on the information security systems of these third parties and they face substantial security risks similar to those outlined above. Any security breaches or incidents or other unauthorized access by third parties to the systems of our suppliers, service providers, or other third parties with access to our sensitive data, or the existence of computer viruses, ransomware or other malicious code in their data, software, or hardware, could result in disruptions or failures of systems used in our business and expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Any of the foregoing, or the perception any of them has occurred, could have a material adverse impact on our business, operations and financial results.
Additionally, we cannot be certain that our insurance coverage will be adequate or otherwise protect us with respect to claims, expenses, fines, penalties, business loss, data loss, litigation, regulatory actions, or other impacts arising from any of the security breaches or incidents outlined above, or that such coverage will continue to be available on acceptable terms or at all. Any of these results could adversely affect our business, operations and financial results, potentially in a material manner.
We are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity.
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal data and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. These laws may require that our overall information technology security environment meet certain standards and/or be certified. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expands the CCPA and is effective as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, and Connecticut. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China, or the Data Security Law. The Data Security Law is the first comprehensive data security legislation in the People's Republic of China, or China, and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers.
The laws outlined above are only a sample of the governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity to which we are subject. Various aspects of these laws, including their interpretation and enforcement, remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many such laws and regulations, remain uncertain and continue to evolve, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, all of which could have a material adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material adverse effect on our business, results of operations, and financial condition.
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
As of December 31, 2022, our aggregate indebtedness was $125.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As of December 31, 2022, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of December 31, 2022. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
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
Our material indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest and principal under the term loans. In addition, the Revolving Facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.5 to 1, which temporarily increases to 3.75 to 1 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The Initial Term Loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
Specifically, our indebtedness has important consequences to investors in our common stock, including the following:
•we are subject to variable interest rate risk because our interest rate under the Initial Term Loan under the June 23, 2021 Credit Agreement varies based on a fixed margin of 2.25% per annum over an adjusted LIBOR rate or 1.25% per annum over an adjusted base rate and our interest rate for any outstanding principal under the revolving credit facility varies based a margin of 0% to 0.75% over adjusted base rate or a margin of 1.00% to 1.75% over an adjusted LIBOR rate, and we are also subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the Revolving Facility. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service our indebtedness;
•a portion of our cash flows is dedicated to the payment of interest and when applicable, principal, on our indebtedness and other obligations and will not be available for use in our business;
•our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, including limiting our future investments or ability to enter into acquisitions and strategic partnerships; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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
We plan to finance the cash portion of the purchase price of the merger with Silicon Motion with approximately $3.5 billion of cash on hand and new debt. In connection with entering into the Merger Agreement, we entered into a commitment letter, dated as of May 5, 2022, and amended on June 17, 2022 and October 24, 2022 with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC, or collectively, Wells Fargo, pursuant to which, subject to the terms and conditions set forth therein, Wells Fargo has committed to provide us (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion, (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million, and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. The funding of these secured credit facilities provided for in the commitment letter is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to such credit facilities in accordance with the terms sets forth in the commitment letter and (ii) the consummation of the merger in accordance with the Merger Agreement.
In addition to our pending merger with Silicon Motion, we may, from time to time, make additional business acquisitions or investments, which involve significant risks.
We have completed multiple acquisitions in the past seven years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions could result in:
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
To the extent we pay the purchase price of any acquisition or investment in cash or through borrowings under our Revolving Facility, it would reduce our cash balances and/or result in indebtedness we must service, which may have a material adverse effect on our business and financial condition. If the purchase price is paid with our stock, it would be dilutive to our stockholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have a material adverse effect on our financial condition.
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
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation, are currently facing, and may in the future face additional claims of intellectual property infringement. Any current or future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. In particular, from time to time, we receive correspondence from competitors and other third parties seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests and claims as received and could be required to enter license agreements with respect to third party intellectual property rights or indemnify third parties, either of which could have a material adverse effect on our future operating results.
Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution are costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements require us to indemnify and defend our customers or distributors from third-party infringement claims and pay damages and attorneys’ fees in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. In order to maintain our relationships with existing customers and secure business from new customers, we have been required from time to time to provide additional assurances beyond our standard terms. If any of our current or future proceedings result in an adverse outcome, we could be required to:
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
We face risks related to security vulnerabilities in our products.
We regularly are subject to security vulnerabilities with respect to our products as well as intellectual property that we purchase or license from third parties for use in our products. Our products are used in application areas that create new or increased cybersecurity and privacy risks, including applications that gather and process large amounts of data, such as the cloud or Internet of Things, and critical infrastructure, payment card applications, and automotive applications. Security features in our products cannot make our products entirely secure, and security vulnerabilities identified in our products have resulted in, and are expected to continue to result in, attempts by third parties to identify and exploit additional vulnerabilities. Vulnerabilities are not always mitigated before they become known. We, our customers, and the users of our products do not always promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited.
Mitigation techniques designed to address security vulnerabilities, including software and firmware updates or other preventative measures, are not always available on a timely basis, or at all, and at times do not operate as intended or effectively resolve vulnerabilities for all applications. In addition, we are often required to rely on third parties, including hardware, software, and services vendors, as well as our customers and end users, to develop and/or deploy mitigation techniques, and the availability, effectiveness, and performance impact of mitigation techniques can depend solely or in part on the actions of these third parties in determining whether, when, and how to develop and deploy mitigations. We and such third parties make prioritization decisions about which vulnerabilities to address, which can delay, limit, or prevent development or deployment of a mitigation and harm our reputation. Subsequent events or new information can develop that changes our assessment of the impact of a security vulnerability, which can cause certain claims or customer satisfaction considerations, as well as result in litigation or regulatory inquiries or actions over these matters.

Security vulnerabilities and/or mitigation techniques can result in adverse performance or power effects, reboots, system instability or unavailability, loss of functionality, non-compliance with standards, data loss or corruption, unpredictable system behavior, decisions by customers, regulators and end users to limit or change the applications in which they use our products or product features, and/or the misappropriation of data by third parties. Security vulnerabilities and any limitations or adverse effects of mitigation techniques can adversely affect our results of operations, financial condition, customer relationships, prospects, and reputation in a number of ways, any of which may be material.
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
Risks Relating to Reliance on Third-Parties
We do not have our own manufacturing facilities and rely on a limited number of third parties to manufacture, assemble, and test our products. The failure to manage our relationships with our third-party contractors successfully, or impacts from volatility in global supply, natural disasters, public health crises, or other labor stoppages in the regions where such contractors operate, could adversely affect our ability to market and sell our products.
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, the majority of our products are manufactured by Semiconductor Manufacturing International Corporation, or SMIC, Taiwan Semiconductor Manufacturing Company, Limited, or TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years. We also use third-party contractors for all of our assembly and test operations.
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control or inventory oversupply during periods of decreased demand. For example, we believe inventory oversupply due to changes in customer demand will add to volatility in managing the business. Inventory oversupply could also lead to inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins;
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the outbreak of COVID-19, certain of our product shipments from China were temporarily delayed in the first quarter of 2020. Although we continue to monitor impacts from COVID-19 globally on our business, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 46%, 47% and 49% of our net revenue in the years ended December 31, 2022, 2021 and 2020, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, currently we do not have long-term supply contracts with any other third-party vendors, including but, not limited to GF, SMIC, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the year ended December 31, 2022, the trading price of our common stock ranged from a low of $29.27 to a high of $77.57. These factors include those discussed in this “Risk Factors” section of the Annual Report on Form 10-K and others such as:
•any developments related to our pending merger with Silicon Motion;
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
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflict in Ukraine, increased inflationary pressures, interest rate changes, and the global COVID-19 pandemic.
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
We have adopted a stock repurchase program to repurchase shares of our common stock; however, any future decisions to reduce or discontinue purchasing our common stock pursuant to our stock repurchase programs could cause the market price for our common stock to decline.
Our share repurchase program has been temporarily suspended since July 2022 due to our pending merger with Silicon Motion. Although our board of directors has authorized a stock repurchase program, any determination to resume our stock repurchase program and execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase program are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had approximately 78.7 million shares of common stock outstanding.

All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2021 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.5 million shares of our common stock for the 2021 performance period in February 2022. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood, drought or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity. The risk of an earthquake in the Pacific Rim region or Southern California is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, and Singapore. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, or other natural or man-made disaster in countries where our contractors’ facilities are located. Such catastrophes could result in the disruption of our product shipments, foundry, assembly, or test capacity.
We have recorded goodwill and other intangible assets in connection with business acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of December 31, 2022, our balance sheet reflected goodwill of $306.7 million and other intangible assets of $109.3 million. Consequently, we could recognize material impairment charges in the future.

Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has increased our effective tax rate and our cash tax payable in 2022. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years. On August 9, 2022, the CHIPS and Science Act of 2022, or the CHIPS Act, was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States for qualifying property placed in service after December 31, 2022. As the Company currently outsources its manufacturing, the CHIPS Act is not expected to have a material impact to the Company’s consolidated tax provision for the year ending December 31, 2023. The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. The IRA provisions are effective for tax years beginning after December 31, 2022. At this time, none of the IRA tax provisions are expected to have a material impact to our consolidated tax provision for the year ending December 31, 2023. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.
Our income tax provision is subject to volatility and our ability to use our deferred tax assets to offset future taxable income may be limited since we are subject to tax examinations, which may adversely impact our future effective tax rate and operating results.
Excess tax benefits associated with employee stock-based compensation are included in income tax expense. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of December 31, 2022, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
We are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, which require us to include in our Annual Report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal controls over financial reporting.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in December 2023. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Boston, Massachusetts; Burnaby, Canada; Bangalore and Chennai, India; Singapore; Taipei and Hsinchu, Taiwan; Shenzhen, Shanghai, and Hong Kong, China; Seoul, South Korea; Tokyo, Japan; Paterna, Spain; Villach, Austria; Munich, Germany; and in Petah Tikva, Israel.
We believe our current facilities are adequate to meet our current needs and are being utilized by our business.

ITEM 3.    LEGAL PROCEEDINGS
Bell Semiconductor Litigation
On August 11, 2022, Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 6,436,807 and 7,007,259. MaxLinear answered the complaint on January 26, 2023 and the case is presently early in the fact discovery phase. The case is tentatively scheduled for trial in February 2024.
On August 26, 2022, Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 7,149,989 and 7,260,803. MaxLinear answered the complaint on January 26, 2023 and the case is presently early in the fact discovery phase. The case is tentatively scheduled for trial in February 2024.
On October 7, 2022 Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent No. 7,396,760. This action has been stayed pending a parallel ITC investigation involving the same patent.
Specifically, on October 13, 2023, Bell Semiconductor also filed suit against MaxLinear before the U.S. International Trade Commission alleging infringement of U.S. Patent No. 7,396,760. This was instituted by the Commission as Investigation No. 337-TA-1342 on November 23, 2022. A schedule was set by the administrative law judge and key deadlines include a close of fact discovery on May 1, 2023, a close of expert discovery June 5, 2023, and an evidentiary hearing beginning on August 7, 2023. An initial determination is expected from the judge on November 21, 2023, with a final determination from the Commission by March 21, 2024.
Other Matters
In addition, from time to time, we are subject to threats of litigation or actual litigation in the ordinary course of business, some of which may be material. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We currently do not believe that the ultimate outcome of any of the matters described above is probable or reasonably estimable, or that these matters will have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources and other factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II — FINANCIAL INFORMATION

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the Nasdaq Stock Market LLC, or the Nasdaq, under the symbol MXL.
According to our transfer agent, as of January 25, 2023, there were 52 record holders of our common stock. We believe we have approximately 42,000 beneficial holders of our common stock.
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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The Nasdaq Composite Index, The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2017 and ends on December 31, 2022, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2017, and the reinvestment of any dividends.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2022
January 1, 2022 through January 31, 2022	128,500	$61.67	128,500	$68,539,400
February 1, 2022 through February 28, 2022	116,864	$60.81	116,864	$61,433,421
March 1, 2022 through March 31, 2022	195,085	$57.69	195,085	$50,179,597
April 1, 2022 through April 30, 2022	40,000	$47.97	40,000	$48,260,767
May 1, 2022 through May 31, 2022	42,000	$41.46	42,000	$46,519,356
June 1, 2022 through June 30, 2022	42,000	$36.91	42,000	$44,968,957
July 1, 2022 through July 31, 2022	—	$—	—	$44,968,957
August 1, 2022 through August 31, 2022	—	$—	—	$44,968,957
September 1, 2022 through September 30, 2022	—	$—	—	$44,968,957
October 1, 2022 through October 31, 2022	—	$—	—	$44,968,957
November 1, 2022 through November 30, 2022	—	$—	—	$44,968,957
December 1, 2022 through December 31, 2022	—	$—	—	$44,968,957
Total	564,449		564,449
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
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve a number of risks, uncertainties, and assumptions that could cause our actual results to differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Business” and “Risk Factors” included elsewhere in this report.

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
In the year ended December 31, 2022, net revenue was $1.1 billion, which was derived in part from sales of RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 82%, 83% and 82% of net revenue during the years ended 2022, 2021 and 2020, respectively, including 43%, 40% and 42%, respectively, from products shipped to Hong Kong and 16%, 12% and 17%, respectively, from products shipped to mainland China and 13% from products shipped to Vietnam in 2021. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the years ended December 31, 2022, 2021 and 2020 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2022, our top two customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers accounted for 18% of our net revenue. In the year ended December 31, 2021, two of our customers accounted for 26% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue, of which distributor customers comprised 27% of our net revenue. In the year ended December 31, 2020, two of our direct customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 68% of our net revenue, of which distributor customers comprised 41% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Impact of the Global Economic Downturn
Inflation, and uncertainty in customer demand and the worldwide economy has continued, and we may experience continued volatility in our sales and revenues in the near future. In particular, we believe an economic downturn and inventory oversupply due to changes in customer demand will add to volatility in managing the business. In addition, inventory oversupply could also lead to inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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

Expanded U.S. Export Controls
In October 2022, the Bureau of Industry and Security, or BIS, of the U.S. Commerce Department issued an interim final rule to implement additional export controls on advanced computing integrated circuits and related products. The primary impact of these rules is that we may be required to obtain a license to do business with certain customers, semiconductor foundries and outsource assembly and testing, or OSAT, facilities in China. The BIS rule also expanded the scope of foreign-produced items subject to license requirements when intended for certain entities located in China, and also added new entities in China to the EAR’s Unverified List. We are currently in the process of securing any licenses or other approvals that may be required as result of the October 2022 BIS rule.
We may experience a temporary loss of revenues or supply while we are obtaining licenses needed to do business with certain customers and other partners recently added to the Entity List, and failure to obtain any required license could result in a reduction of anticipated revenues or supply until an alternate source of supply can be obtained. We have assessed the impact of the interim final rule and addition of new entities to the Entity List and the Unverified List, and we believe they do not have a material impact on our business, financial condition and results of operations.
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The initial closing transaction consideration consisted of $9.9 million in cash. In addition, their stockholders may receive up to an additional $2.6 million in potential contingent consideration, subject to the acquired business satisfying certain personnel objectives by June 17, 2023.
Company Y is headquartered in Bangalore, India and operates as a provider of engineering design services.
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
Business Combinations
Estimates in our business combination accounting that involve a significant level of estimation uncertainty include the valuation of identifiable intangible and tangible assets such as inventory, property and equipment, and intangible assets including in-process research and development, or IPR&D, and contingent consideration, which involve the use of forecasted financial information available at the acquisition date, including application of revenue growth rates and margin percentages, and use of a discount rate and various other assumptions as described in more detail in notes 1 and 3 to our consolidated financial statements. The reported amounts are sensitive to changes to certain assumptions used in the valuation. For example, if the discount rate used in our valuations increased by 1%, it would result in a decrease to the valuation of intangible assets of $3.8M for our 2020 acquisitions and $0.1M for our 2021 acquisition. The amortization and depreciation of such assets, and change in fair value of contingent consideration, impact our consolidated financial results in periods subsequent to the acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2022, we recorded impairment of intangible assets of $2.8 million associated with a 2021 acquisition. During the years ended December 31, 2021 and 2020, we did not record any material adjustments to the valuation of such assets, goodwill, or subsequent period adjustments to the consolidated statements of operations associated with our other business combinations.

Revenue Recognition
Estimates in our revenue recognition that involve a significant level of estimation uncertainty include the estimates of price adjustments and returns under contractual stock rotation rights based on our analysis of expected value of actual price adjustment claims by distributors and product and historical return rates. Any changes to such estimates, for example differences in actual sell-through activity versus our estimate of sell-through activity in our price adjustments, or actual vs. historical return rates, may impact our consolidated financial results in periods subsequent to recording those estimates, and such amounts are disclosed in our consolidated financial statements. Other than our estimates of sell-through activity and customer return rates, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2022, 2021 and 2020 we have not recorded any material adjustments to such estimates.
Inventory Valuation
Estimates in the valuation of inventory that involve a significant level of estimation uncertainty include our estimates of excess and obsolete inventory based on forecasts of future demand for our products in inventory. Any changes to such estimates, for example differences in actual sales versus our estimates of demand, or conversely, the ultimate sell-through of fully reserved inventory for which we did not anticipate any future demand, impact our consolidated financial results in periods subsequent to recording those estimates. Other than our forecasts of future demand, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2022, 2021 and 2020, we have not recorded any material net adjustments for such changes in estimates.
Impairment of Goodwill and Long-Lived Assets
Estimates in our assessment of impairment of goodwill and long-lived assets that involve a significant level of estimation uncertainty and management judgment include the comparison of our market capitalization as of the annual impairment assessment date to the carrying value of goodwill, use of forecasted financial information for our projects remaining in IPR&D, including growth rates and margin percentages, and a discount rate as of the annual IPR&D impairment assessment date, and our quarterly assessment of whether indicators of impairment exist with respect to all of our goodwill and long-lived assets. For example, a decision to abandon a project involving the technology underlying developed technology and IPR&D may result in immediate impairment of such assets in the quarter such decision is made. As of the October 31 assessment date, the valuation of IPR&D was not sensitive to changes in the underlying discount rate used in our impairment analysis; for example, if our discount rate increased by 10%, it would not result in impairment of IPR&D. Impairment of goodwill and long-lived assets impact our consolidated financial results in periods subsequent to their acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2022, we recorded impairment of intangible assets of $2.8 million associated with a 2021 acquisition. During the years ended December 31, 2021 and 2020, we did not record any material adjustments to the valuation of such assets.
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
Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 2, 2022, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits for access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.
Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including salaries, benefits and stock-based compensation; equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology and purchased licensed technology intangible assets; inventory fair value adjustments; amortization of certain production mask costs and computer-aided design software license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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
Selling, General and Administrative. Selling, general and administrative expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, amortization of certain acquired intangible assets, merger, acquisition and integration costs, third-party sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.
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
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) generally consists of income (expense) generated from non-operating transactions, including sales of investments, and unrealized holding gains (losses) from certain investments required to be marked to market value.

Income tax provision. We make certain estimates and judgments in determining income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes and the realizability of assets in future years.
The following table sets forth our consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2022	2021
Net revenue	100%	100%
Cost of net revenue	42	44
Gross profit	58	56
Operating expenses:
Research and development	26	31
Selling, general and administrative	15	17
Impairment losses	—	—
Restructuring charges	—	—
Total operating expenses	42	48
Income from operations	16	7
Interest income	—	—
Interest expense	(1)	(1)
Loss on extinguishment of debt	—	(1)
Other income (expense), net	—	—
Total other income (expense), net	(1)	(2)
Income before income taxes	16	5
Income tax provision	4	1
Net income	11%	5%
Net Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Broadband	$493,232	$492,482	$750	—%
% of net revenue	44%	55%
Connectivity	303,925	149,285	154,640	104%
% of net revenue	27%	17%
Infrastructure	136,274	119,421	16,853	14%
% of net revenue	12%	13%
Industrial and multi-market	186,821	131,210	55,611	42%
% of net revenue	17%	15%
Total net revenue	$1,120,252	$892,398	$227,854	26%

Net revenue increased $227.9 million to $1.1 billion for the year ended December 31, 2022, as compared to $892.4 million for the year ended December 31, 2021. The increase in broadband net revenue of $0.8 million was primarily from gateway revenues. The increase in connectivity revenue of $154.6 million was primarily driven by higher Wi-Fi and ethernet revenues as our supply improved and an increase in MoCA product shipments. The increase in infrastructure revenues of $16.9 million was primarily driven by an increase in high-performance analog, wireless access and wireless backhaul shipments. The increase in industrial and multi-market revenue of $55.6 million was related to increased shipments of high-performance analog and component products.

We currently expect that revenue will fluctuate in the future, from period-to-period. In the first quarter of 2023, certain of our product lines will likely experience a decrease in revenues due to macroeconomic conditions impacting customer demand for such products, which is consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$470,483	$396,566	$73,917	19%
% of net revenue	42%	44%
Gross profit	649,769	495,832	153,937	31%
% of net revenue	58%	56%

Cost of net revenue increased $73.9 million to $470.5 million for the year ended December 31, 2022, as compared to $396.6 million for the year ended December 31, 2021. The increase was primarily driven by higher sales and incremental expense. Gross profit percentage improved for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due primarily to revenue mix and improved absorption of amortization of intangible assets.

We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$296,442	$278,440	$18,002	6%
% of net revenue	26%	31%

Research and development expense increased $18.0 million to $296.4 million for the year ended December 31, 2022 from $278.4 million in the year ended December 31, 2021. The increase was primarily driven by increased headcount to support increased R&D projects this year.

We expect our research and development expenses to increase next quarter due to increased personnel costs, and increase in future years as we continue to expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$168,008	$149,943	$18,065	12%
% of net revenue	15%	17%

Selling, general and administrative expense increased $18.1 million to $168.0 million for the year ended December 31, 2022, as compared to $149.9 million for the year ended December 31, 2021. The increase was primarily due to increased headcount as well as increased acquisition and integration costs of $6.8 million.

We expect selling, general and administrative expenses to increase next quarter due to increased personnel costs and increase in future years as we grow our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Impairment losses	$2,811	$—	$2,811	n/a
% of net revenue	—%	—%
Impairment losses in the year ended December 31, 2022 related to abandonment of certain acquired licensing agreements.
Restructuring Charges

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$2,265	$2,204	$61	3%
% of net revenue	—%	—%
Restructuring charges increased $0.1 million to $2.3 million for the year ended December 31, 2022, compared to $2.2 million for the year ended December 31, 2021. Restructuring charges for the year ended December 31, 2022 primarily consisted of $1.8 million in employee severance-related charges and $0.5 million of lease-related charges, which is comprised of impairment of leased right-of-use assets from partial abandonment of a facility. Restructuring charges in the year ended December 31, 2021 primarily consisted of $1.3 million in employee severance-related charges and $0.6 million of lease-related charges, which primarily consisted of impairment of leased right-of-use assets and leasehold improvements.
Loss on Extinguishment of Debt

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Loss on extinguishment of debt	$—	$(5,221)	$5,221	(100)%
% of net revenue	—%	(1)%
Loss on extinguishment of debt in the year ended December 31, 2021 consisted of the charge-off of remaining unamortized debt discount and issuance costs on debt under our prior term loan which we repaid early with proceeds from a new term loan in June 2021.
Interest and Other Income (Expense)

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(6,045)	$(12,154)	$6,109	(50)%
% of net revenue	(1)%	(1)%
Interest and other income (expense), net decreased by $6.1 million to a net expense of $6.0 million in the year ended December 31, 2022 from a net expense of $12.2 million for the year ended December 31, 2021. The change in interest and other income (expense), net was primarily due to the positive impact of a non-recurring gain on sale of privately held investments of $3.4 million and decreased interest expense of $3.2 million associated with a lower outstanding principal balance of debt, partially offset by unrealized losses on investments and impacts from foreign currency exchange rate fluctuations.

Income Tax Provision

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Income tax provision	$49,158	$5,901	$43,257	733%
% of pre-tax income (loss)	28%	12%
The income tax provision for the year ended December 31, 2022 was $49.2 million compared to an income tax provision of $5.9 million for the year ended December 31, 2021.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income, or GILTI, also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2021 resulted primarily from a tax on GILTI, and non-deductible foreign stock-based compensation, offset by a benefit related to research and development tax credits, foreign earnings taxed at rates other than the federal statutory rate and the effect of a release of valuation allowance against certain Singapore deferred tax assets pertaining to usage of net operating losses.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the year ended December 31, 2022 at the incentive rate. In the year ended December 31, 2021, due to our Singapore net operating losses and a full valuation allowance in Singapore, the incentives did not have a material impact on our income tax provision. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
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

Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $187.4 million, restricted cash of $1.0 million and net accounts receivable of $171.0 million. Additionally, as of December 31, 2022, our working capital, which we define as current assets less current liabilities, was $222.0 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. As described in Note 3 to our consolidated financial statements, the implied value of the total transaction consideration for Silicon Motion is approximately $4.3 billion. MaxLinear may fund up to $3.5 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank and other lenders. In June 2022 and October 2022, we amended and restated the commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. Funding of the Senior Secured Credit Facilities is contingent on customary conditions, including, but not limited to the consummation of the merger and execution of definitive loan agreements. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay our existing debt in full.
We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. As of December 31, 2022, $125.0 million of principal was outstanding under a senior secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The Company also has available a senior secured revolving credit facility, or the Revolving Facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of December 31, 2022. The proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we are mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, particularly with respect to our anticipated debt associated with the Silicon Motion merger, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “In order to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will incur material indebtedness of up to $3.5 billion and we may also use a portion of Silicon Motion’s and our cash resources. This material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions” for a discussion for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of intangible assets, impairment of leased right-of-use assets and related leasehold improvements and unrealized holding or realized gains or losses on marketable equity securities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from issuance of common stock and debt and cash used to pay down outstanding debt or repurchase common stock are included in financing activities in our consolidated statements of cash flows.

As of December 31, 2022, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt obligations	$125,000	$—	$—	$—	$125,000
Operating lease obligations	36,178	11,445	15,461	8,695	577
Purchase obligations	132,772	132,635	137	—	—
Other obligations	29,920	20,820	9,100	—	—
Total	$323,870	$164,900	$24,698	$8,695	$125,577

Our planned capital expenditures as of December 31, 2022 were not material. Our consolidated balance sheet at December 31, 2022 included $6.0 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,	December 31,
	2022	2021
	(in thousands)
Working capital	$222,038	$196,709
Cash and cash equivalents	$187,353	$130,572
Short-term restricted cash	982	105
Long-term restricted cash	22	1,061
Total cash, cash equivalents, and restricted cash	$188,357	$131,738

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$388,726	$168,233
Net cash used in investing activities	(91,762)	(91,757)
Net cash used in financing activities	(240,401)	(91,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	(2,869)
Increase (decrease) in cash, cash equivalents and restricted cash	$56,619	$(18,296)
Cash Flows from Operating Activities
Net cash provided by operating activities was $388.7 million for the year ended December 31, 2022 and consisted of positive impact of net income of $125.0 million and non-cash items of $164.1 million, changes in operating assets and liabilities of $86.0 million, and excess tax benefits and deferred income taxes totaling $13.5 million. Non-cash items included in net income for the year ended December 31, 2022 primarily consisted of stock-based compensation of $81.7 million, depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $80.7 million, and intangible impairment loss of $2.8 million.
Net cash provided by operating activities was $168.2 million for the year ended December 31, 2021 and primarily consisted of the positive impact from net income of $42.0 million and non-cash items of $161.2 million, partially offset by changes in operating assets and liabilities of $24.3 million and deferred income taxes and excess tax benefits totaling $10.7 million. Non-cash items included in net income for the year ended December 31, 2021 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $91.8 million, stock-based compensation of $59.4 million, loss on extinguishment of debt of $5.2 million, and amortization of debt issuance costs and discounts of $3.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $91.8 million for the year ended December 31, 2022 and consisted of purchases of property and equipment of $41.3 million, purchases of investments of $29.3 million, purchases of intangible assets of $11.2 million and proceeds loaned under notes receivable of $10.0 million.
Net cash used in investing activities was $91.8 million for the year ended December 31, 2021 and consisted of cash used in the acquisitions of $40.0 million comprising $35.0 million in payments of purchase price from our 2020 acquisition of NanoSemi that were previously deferred under the terms of the merger agreement and $5.0 million to purchase a business, purchases of property and equipment of $39.2 million, purchases of intangible assets of $7.6 million, and purchases of investments in a private entity of $5.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $240.4 million for the year ended December 31, 2022. Net cash used in financing activities consisted of repayments of debt of $185.0 million, common stock repurchases of $31.5 million, minimum tax withholding paid on behalf of employees for restricted stock units of $28.9 million, partially offset by cash inflows from net proceeds from the issuance of common stock upon exercise of stock options of $5.0 million.
Net cash used in financing activities was $91.9 million for the year ended December 31, 2021. Net cash used in financing activities consisted primarily of repayments of principal on outstanding debt of $409.8 million, common stock repurchases of $23.5 million, minimum tax withholding paid on behalf of employees for restricted stock units of $13.1 million, and payments of debt issuance costs of $4.2 million, partially offset by cash inflows from net proceeds from the issuance of debt of $350.0 million and from issuance of common stock upon exercise of stock options of $8.8 million.

We believe that our $187.4 million of cash and cash equivalents at December 31, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months, excluding anticipated cash expenditures for the pending merger and related integration costs which will be financed primarily through additional debt under the Senior Secured Credit Facilities. As of December 31, 2022, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. Upon consummation of our merger with Silicon Motion and execution of related merger financing agreements, we expect that a portion of the proceeds from the Senior Secured Credit Facilities associated with the merger, described in more detail above, will be used to repay our existing indebtedness in full, and our indebtedness may increase up to $3.5 billion under the Senior Secured Credit Facilities. The Revolving Facility in an aggregate principal amount of up to $100.0 million remained undrawn as of December 31, 2022. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the year ended December 31, 2022 would result in a change to translation gain in accumulated other comprehensive income of approximately $0.9 million.

Interest Rate Risk

We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10% during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense. We are currently mitigating the impact of rising interest rates with prepayments of principal on our indebtedness and we believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 1, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 1, 2023

ITEM 9B.    OTHER INFORMATION
    None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement. Such amendment in the 2023 Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2023 Proxy Statement and is incorporated herein by reference.
Code of Conduct
We have adopted a code of ethics and employee conduct that applies to our board of directors and all of our employees, including our chief executive officer and principal financial officer.
Our code of conduct is available at our website by visiting www.maxlinear.com and clicking through “Investors,” “Corporate Governance,” “Governance,” “Governance Documents,” and “Code of Conduct.” When required by the rules of the Nasdaq Stock Market LLC, or Nasdaq, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver.
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2023 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2023 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2023 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2023 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2023 Proxy Statement.

PART IV — FINANCIAL INFORMATION
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2022, 2021 and 2020
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for credit losses (previously, allowance for doubtful accounts)
2022	$—	$—	$—	$—	$—
2021	—	—	—	—	—
2020	—	—	—	—	—
Warranty reserves
2022	$774	$358	$—	$(659)	$473
2021	700	514	—	(440)	774
2020	553	300	—	(153)	700
Valuation allowance for deferred tax assets
2022	$68,151	$4,169	$—	$(6,047)	$66,273
2021	71,811	(3,660)	—	—	68,151
2020	77,957	(7,385)	1,239	—	71,811

3. Exhibits

Exhibit Number	Exhibit Title
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

3.2	Registrant’s Certificate of Retirement (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-A/A filed on July 30, 2017).
3.3	Registrant’s Amended and Restated Bylaws, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2022 (File No. 001-34666)).
4.1	Specimen common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 on Form 8-A filed on March 30, 2017 (File No. 001-34666)).
*4.2	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Exhibit Number	Exhibit Title
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

10.25
Incremental Amendment No. 1, dated as of July 31, 2020, by and among MaxLinear, the guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as administrative agent, and MUFG as collateral agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2021)

10.26
Credit Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021).

10.27
Security Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

10.28+
Employment Offer Letter, dated April 26, 2022, between the Registrant and Michelle M. Sayer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on July 27, 2022).

10.29
Agreement and Plan of Merger, dated as of May 5, 2022, by and among MaxLinear, Inc., Silicon Motion Technology Corporation and Shark Merger Sub (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2022).

10.30
Commitment Letter, dated as of May 5, 2022, by and among MaxLinear, Inc., Wells Fargo Bank, N.A., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2022).

10.31
Amended and Restated Commitment Letter, dated as of June 17, 2022, by and among MaxLinear, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank and Trust Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2022)

Exhibit Number	Exhibit Title
10.32
Second Amended and Restated Commitment Letter by and among MaxLinear, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank, and Truist Securities, Inc. dated as of October 24, 2022.

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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	February 1, 2023		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President, Chief Executive Officer, and Director	February 1, 2023
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	February 1, 2023
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	February 1, 2023
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	February 1, 2023
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	February 1, 2023
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	February 1, 2023
Carolyn D. Beaver

/s/ GREGORY P. DOUGHERTY	Director	February 1, 2023
Gregory P. Dougherty

/s/ TSU-JAE KING LIU, Ph.D.	Director	February 1, 2023
Tsu-Jae King Liu, Ph.D.

/s/ ALBERT J. MOYER	Director	February 1, 2023
Albert J. Moyer

/s/ THEODORE TEWKSBURY, Ph.D.	Director	February 1, 2023
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 1, 2023 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of deferred tax assets
As discussed in Note 1 to the financial statements, management records valuation allowances to reduce deferred tax assets when a judgment is made, that is considered more likely than not, that a tax benefit will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist.
We identified the realizability of deferred tax assets as a critical audit matter. The principal consideration for our determination that the realizability of deferred tax assets as a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s international tax structure and transfer pricing agreements, determination of the taxable income by jurisdiction and the impacts of the Tax Act on future taxable income, which are complex in nature and require significant auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. With the assistance of engagement team members possessing specialized skill in income tax matters, our audit procedures related to the realizability of deferred tax assets included the following, among others:
•Reviewing management’s application of the rules under the Tax Act with a focus on Section 174, Global Intangible Low-Taxed Income and its expected impact on estimated future taxable income;
•Comparing the scheduled reversals of deferred tax liabilities to the underlying financial and tax accounting records;
•Comparing the forecast of future taxable income to the following:
◦Prior year actual results by jurisdiction to evaluate the reasonableness of significant changes contemplated for the following year;
◦Forecasts of future information used in other areas, to evaluate completeness and consistency
•Reviewing the Company’s transfer pricing assumptions, including royalty rates and cost-plus markups, applied by the Company and its non-US subsidiaries; and
•Testing the design and operating effectiveness of management’s internal controls over the completeness and accuracy of the forecast of future taxable income and the proper application of relevant tax law to support the realizability of deferred tax assets.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.
Newport Beach, California
February 1, 2023

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$187,353	$130,572
Short-term restricted cash	982	105
Short-term investments	18,529	—
Accounts receivable, net	170,971	119,724
Inventory	160,544	131,703
Prepaid expenses and other current assets	24,745	22,000
Total current assets	563,124	404,104
Long-term restricted cash	22	1,061
Property and equipment, net	79,018	60,924
Leased right-of-use assets	28,515	27,269
Intangible assets, net	109,316	152,540
Goodwill	306,739	306,668
Deferred tax assets	66,491	89,168
Other long-term assets	26,800	8,650
Total assets	$1,180,025	$1,050,384
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,576	$52,976
Accrued price protection liability	113,274	40,509
Accrued expenses and other current liabilities	100,155	57,268
Accrued compensation	59,081	56,642
Total current liabilities	341,086	207,395
Long-term lease liabilities	23,353	24,640
Long-term debt	121,757	306,153
Other long-term liabilities	17,444	22,998
Total liabilities	503,640	561,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 78,745 shares issued and outstanding at December 31, 2022 and 76,778 shares issued and outstanding December 31, 2021	8	8
Additional paid-in capital	722,778	657,485
Accumulated other comprehensive income (loss)	(1,021)	2,125
Accumulated deficit	(45,380)	(170,420)
Total stockholders’ equity	676,385	489,198
Total liabilities and stockholders’ equity	$1,180,025	$1,050,384

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$1,120,252	$892,398	$478,596
Cost of net revenue	470,483	396,566	265,798
Gross profit	649,769	495,832	212,798
Operating expenses:
Research and development	296,442	278,440	179,993
Selling, general and administrative	168,008	149,943	130,025
Impairment losses	2,811	—	86
Restructuring charges	2,265	2,204	3,833
Total operating expenses	469,526	430,587	313,937
Income (loss) from operations	180,243	65,245	(101,139)
Interest income	245	78	409
Interest expense	(9,768)	(12,996)	(12,952)
Loss on extinguishment of debt	—	(5,221)	—
Other income (expense), net	3,478	764	(1,170)
Total other income (expense), net	(6,045)	(17,375)	(13,713)
Income (loss) before income taxes	174,198	47,870	(114,852)
Income tax provision (benefit)	49,158	5,901	(16,259)
Net income (loss)	$125,040	$41,969	$(98,593)
Net income (loss) per share:
Basic	$1.60	$0.55	$(1.35)
Diluted	$1.55	$0.53	$(1.35)
Shares used to compute net income (loss) per share:
Basic	78,039	76,037	73,133
Diluted	80,852	79,679	73,133

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$125,040	$41,969	$(98,593)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $455 in 2022, expense of $93 in 2021 and expense of $216 in 2020	(5,201)	(242)	1,010
Net actuarial gain on pension and other defined benefit plans, net of tax expense of $782 in 2022, $792 in 2021 and $0 in 2020	2,055	932	1,172
Unrealized gain on interest rate swap, net of tax expense of $8 in 2020	—	—	225
Less: Reclassification adjustments of unrealized gain on interest rate swap, net of tax of $0 in 2020	—	—	(85)
Unrealized gain on interest rate swap, net of tax	—	—	140
Other comprehensive income (loss)	(3,146)	690	2,322
Total comprehensive income (loss)	$121,894	$42,659	$(96,271)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	71,931	$7	$529,596	$(887)	$(113,796)	$414,920
Common stock issued pursuant to equity awards, net	1,515	—	3,997	—	—	3,997
Common stock issued for merger, net	804	—	17,080	—	—	17,080
Employee stock purchase plan	286	—	3,794	—	—	3,794
Stock-based compensation	—	—	47,597	—	—	47,597
Other comprehensive income	—	—	—	2,322	—	2,322
Net loss	—	—	—	—	(98,593)	(98,593)
Balance at December 31, 2020	74,536	7	602,064	1,435	(212,389)	391,117
Common stock issued pursuant to equity awards, net	2,501	1	14,613	—	—	14,614
Repurchase of common stock	(455)	—	(23,548)	—	—	(23,548)
Employee stock purchase plan	196	—	4,998	—	—	4,998
Stock-based compensation	—	—	59,358	—	—	59,358
Other comprehensive income	—	—	—	690	—	690
Net income	—	—	—	—	41,969	41,969
Balance at December 31, 2021	76,778	8	657,485	2,125	(170,420)	489,198
Common stock issued pursuant to equity awards, net	2,391	—	10,252	—	—	10,252
Repurchase of common stock	(564)	—	(31,511)	—	—	(31,511)
Employee stock purchase plan	140	—	4,684	—	—	4,684
Stock-based compensation	—	—	81,868	—	—	81,868
Other comprehensive loss	—	—	—	(3,146)	—	(3,146)
Net income	—	—	—	—	125,040	125,040
Balance at December 31, 2022	78,745	$8	$722,778	$(1,021)	$(45,380)	$676,385
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$125,040	$41,969	$(98,593)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	80,731	91,792	76,513
Impairment losses	2,811	—	86
Inventory fair value adjustments	—	—	32,945
Amortization of debt issuance costs and accretion of discounts	1,975	3,000	2,201
Stock-based compensation	81,704	59,358	47,597
Deferred income taxes	23,454	(3,235)	(18,488)
Loss on disposal of property and equipment	170	533	—
Gain on sale of investments	(3,375)	—	—
Unrealized holding loss on investments	1,476	—	—
Impairment of leasehold improvements	—	226	319
Impairment of leased right-of-use assets	462	429	1,508
Loss on extinguishment of debt	—	5,221	—
(Gain) loss on foreign currency	(1,829)	634	1,289
Excess tax benefits on stock-based awards	(9,921)	(7,415)	(677)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(50,875)	(51,690)	(16,856)
Inventory	(28,841)	(33,689)	(31,837)
Prepaid expenses and other assets	1,789	24,186	(38,954)
Leased right-of-use assets	—	72	441
Accounts payable, accrued expenses and other current liabilities	65,815	12,771	57,094
Accrued compensation	42,003	33,595	32,606
Accrued price protection liability	73,574	(7,320)	34,719
Lease liabilities	(11,440)	(9,905)	(6,386)
Other long-term liabilities	(5,997)	7,701	(1,934)
Net cash provided by operating activities	388,726	168,233	73,593
Investing Activities
Purchases of property and equipment	(41,253)	(39,176)	(12,487)
Purchases of intangible assets	(11,184)	(7,581)	(2,799)
Cash used in acquisitions, net of cash acquired	—	(40,000)	(160,000)
Proceeds loaned under notes receivable	(10,000)	—	—
Purchases of long-term investments	(29,325)	(5,000)	—
Net cash used in investing activities	(91,762)	(91,757)	(175,286)
Financing Activities
Proceeds from the issuance of debt	—	350,000	175,000
Payment of debt issuance cost	—	(4,173)	(2,696)
Repayment of debt	(185,000)	(409,813)	(17,188)
Net proceeds from issuance of common stock	5,006	8,780	8,068
Minimum tax withholding paid on behalf of employees for restricted stock units	(28,896)	(13,149)	(3,535)
Repurchase of common stock	(31,511)	(23,548)	—
Net cash provided by (used in) financing activities	(240,401)	(91,903)	159,649
Effect of exchange rate changes on cash and cash equivalents	56	(2,869)	(1,039)
Increase (decrease) in cash, cash equivalents and restricted cash	56,619	(18,296)	56,917
Cash, cash equivalents and restricted cash at beginning of period	131,738	150,034	93,117
Cash, cash equivalents and restricted cash at end of period	$188,357	$131,738	$150,034
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,078	$11,034	$11,082
Cash paid for income taxes	$23,829	$3,839	$2,822
Supplemental disclosures of non-cash activities:
Common stock issued in acquisitions, at fair value	$—	$—	$17,080
Deferred payments of purchase price for acquisitions, at fair value	$—	$—	$34,100
Issuance of shares for payment of bonuses	$38,826	$23,981	$3,258
See accompanying notes.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its directly and indirectly wholly-owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of communications systems-on-chip, or SoC, solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. MaxLinear is a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. MaxLinear’s customers include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices, including cable Data Over Cable Service Interface Specifications, or DOCSIS, fiber and DSL broadband modems and gateways; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; fiber-optic modules for data center, metro, and long-haul transport networks; as well as power management and interface products used in these and many other markets.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of MaxLinear, Inc. and its directly and indirectly wholly- owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany transactions and investments have been eliminated in consolidation.
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
Inflation, and uncertainty in customer demand and the worldwide economy has continued, and the Company may experience continued volatility in its sales and revenues in the near future. The Company’s management believes an economic downturn and inventory oversupply due to changes in customer demand will add to volatility in managing the business. However, the magnitude of such volatility on the Company’s business and its duration is uncertain and cannot be reasonably estimated at this time.
The Company also believes that its $188.4 million of cash and cash equivalents at December 31, 2022 will be sufficient to fund its projected operating requirements for at least the next twelve months, excluding its pending acquisition of Silicon Motion which it intends to fund with proceeds from additional debt (Note 3). The Company’s future capital requirements will depend on many factors, including the timing of the closing of the pending transaction to acquire Silicon Motion, changes in revenue, the expansion of engineering, sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of the Company’s products and potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to the Company or at all. If the Company is unable to raise additional funds when needed, it may not be able to sustain its operations or execute its strategic plans.

The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of February 1, 2023, the issuance date of this Annual Report on Form 10-K. Actual results could differ from those estimates.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2022 and 2021 and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2022, 2021, and 2020, were not material.
Inventory
The Company assesses the recoverability of its inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Inventory is stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis and net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company reduces its inventory to the lower of its cost or net realizable value on a part-by-part basis to account for obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inventory and its net realizable value based upon assumptions about future demand, market conditions and costs. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of.
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
Production Masks
Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful lives of two to five years. To determine if a production mask has alternative future uses or benefits, the Company evaluates risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.
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
Once an IPR&D project is complete, it becomes a finite-lived intangible asset and is evaluated for impairment both immediately prior to its change in classification and thereafter in accordance with the Company’s policy for long-lived assets.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years 2022, 2021, and 2020, the Company recorded impairment of intangible assets of $2.8 million, $0 and $0.1 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
The Company’s revenue is primarily generated from sales of the Company’s integrated circuits to electronics distributors, module makers, OEMs, and ODMs under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. The Company recognizes such revenue at the point in time when control of the products is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer’s rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. In assessing whether collection of consideration from a customer is probable, the Company considers the customer’s ability and intention to pay that amount of consideration when it is due. Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the products to the customer. Since payment terms are less than a year, the Company has elected the practical expedient and does not assess whether a customer contract has a significant financing component.
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
Pricing adjustments and estimates of returns under contractual stock rotation rights are treated as variable consideration for purposes of determining the transaction price, and are estimated at the time control transfers using the expected value method based on the Company’s analysis of actual price adjustment claims by distributors and historical product return rates, and then reassessed at the end of each reporting period. The Company also considers whether any variable consideration is constrained, since such amounts for which it is probable that a significant reversal will occur when the contingency is subsequently resolved are required to be excluded from revenues. Price adjustments are finalized at the time the products are sold through to the end customer and the distributor or end customer submits a claim to reduce the sale price to a pre-approved net price. Stock rotation allowances are capped at a fixed percentage of the Company’s sales to a distributor for a period of time, up to six months, as specified in the individual distributor contract. If the Company’s current estimates of such credits and rights are materially inaccurate, it may result in adjustments that affect future revenues and gross profits. Returns under the Company’s general assurance warranty of products for a period of one to three years have not been material and warranty-related services are not considered a separate performance obligation under the customer contracts. Most of the Company’s customers resell the Company’s product as part of their product and thus are tax-exempt; however, to the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price such taxes.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional warranty expenses in cost of net revenue may be required in future periods. As of December 31, 2022 and 2021, the Company has warranty reserves of $0.5 million and $0.8 million, respectively, based on the Company’s estimates.
Segment Information
The Company operates under one segment as it has developed, marketed and sold primarily only one class of similar products, radio-frequency, high-performance analog and mixed-signal communications system-on-chip solutions for the connected home, wired and wireless infrastructure markets and industrial and multi-market applications.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports under a single operating segment.
Stock-based Compensation
The Company measures the cost of employee services received in exchange for equity incentive awards, including restricted stock units, employee stock purchase rights and stock options based on the grant date fair value of the award. The Company calculates the fair value of restricted stock units and performance-based restricted stock units based on the fair market value of the Company’s common stock on the grant date. Stock-based compensation expense is then determined based on the number of restricted stock units that are expected to vest; for performance-based restricted stock units, this is the number of units that are expected to vest during the performance period if it is probable that the Company will achieve the performance metrics specified in the underlying award agreement. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options and employee stock purchase rights granted to employees. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the consolidated statements of operations based on the department to which the related employee reports.
Research and Development
Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred.
Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate when the implicit rate is unknown. Options to extend or terminate

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the carrying value of lease-related restructuring liabilities for certain restructured leases existing at that date was offset against the related right-of-use assets. Lease expense is recognized on a straight-line basis over the lease term.
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
Leased right-of-use assets are subject to impairment testing as a long-lived asset at the asset-group level. The Company monitors its long-lived assets for indicators of impairment. As the Company’s leased right-of-use assets primarily relate to facility leases, early abandonment of all or part of a facility as part of a restructuring plan is typically an indicator of impairment. If impairment indicators are present, the Company tests whether the carrying amount of the leased right-of-use asset is recoverable including consideration of sublease income, and if not recoverable, measures impairment loss for the right-of-use asset or asset group.
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continually assesses the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into U.S. tax law. In 2018, the Company made an accounting policy election to treat Global Intangible Low Taxed Income in accordance with the Tax Act as a period cost.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), net of tax, such as foreign currency translation gains and losses and changes in fair value of projected benefit obligations for defined benefit plans.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to provide specific guidance to eliminate diversity in practice on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts from customers in a business combination consistent with revenue contracts with customers not acquired in an acquisition. The amendments in this update provide that the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. These amendments are effective for the Company in 2023. The impact of the adoption of the amendments in this update will depend on the magnitude of any customer contracts assumed in a business combination in 2023 and beyond.
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
The table below presents the computation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$125,040	$41,969	$(98,593)
Denominator:
Weighted average common shares outstanding—basic	78,039	76,037	73,133
Dilutive common stock equivalents	2,813	3,642	—
Weighted average common shares outstanding—diluted	80,852	79,679	73,133
Net income (loss) per share:
Basic	$1.60	$0.55	$(1.35)
Diluted	$1.55	$0.53	$(1.35)
For each of the years ended December 31, 2022, 2021, and 2020, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 1.8 million for 2022, 0.07 million for 2021, and 3.2 million for 2020 from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

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
On June 17, 2022, MaxLinear entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion, or the Term B Loan Facility, (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million, or the Term A Loan Facility, and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt (Note 8) in full.
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
Acquisition of Company X
On December 8, 2021, the Company completed its acquisition of a business, or Company X, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement to acquire Company X. The initial closing transaction consideration consisted of $5.0 million in cash. In addition, their stockholders may receive up to an additional $3.0 million in potential contingent consideration, subject to the acquired business satisfying certain financial and personnel objectives by March 31, 2023. The Company has integrated Company X into the Company’s existing business and has completed its purchase price allocation accounting associated with this acquisition, with an immaterial decrease to net operating assets and a corresponding increase in goodwill recorded in 2022 (Note 5).
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Employee separation expenses	$1,795	$1,273	$1,620
Lease related charges	462	608	1,998
Other	8	323	215
	$2,265	$2,204	$3,833
Lease related charges for the year ended December 31, 2022 included the impairment of leased right-of-use assets of $0.5 million related to exiting a redundant facility.
Lease related charges for the year ended December 31, 2021 included the impairment of leased right-of-use assets and leasehold improvements of $0.4 million and $0.2 million, respectively.
Lease related and other charges for the year ended December 31, 2020 included the impairment of leased right-of-use assets of $1.5 million related to a reduction in expected cash inflows from subleases.
The following table presents a roll-forward of the Company’s restructuring liability for the years ended December 31, 2022 and 2021. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2020	$3,274	$720	$3	$3,997
Restructuring charges	1,273	608	323	2,204
Cash payments	(1,833)	(329)	(25)	(2,187)
Reimbursement from Intel	(2,711)	—	—	(2,711)
Non-cash charges and adjustments	(3)	(555)	(301)	(859)
Liability as of December 31, 2021	—	444	—	444
Restructuring charges	1,795	462	8	2,265
Cash payments	(824)	(273)	—	(1,097)
Non-cash charges and adjustments	—	(530)	—	(530)
Liability as of December 31, 2022	971	103	8	1,082
Less: current portion as of December 31, 2022	(971)	(103)	(8)	(1,082)
Long-term portion as of December 31, 2022	$—	$—	$—	$—

As of December 31, 2022, the remaining lease-related charges primarily consist of common area maintenance obligations. The Company does not expect to incur additional material costs related to current restructuring plans.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$306,668	$302,828
Acquisitions (Note 3)	71	3,840
Ending balance	$306,739	$306,668

During the year ended December 31, 2022, the increase in the carrying value of goodwill related to minor adjustments to the assets and liabilities in the purchase price allocation for Company X (Note 3).

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded. As a result of the Company’s impairment assessment, no goodwill impairment was recognized as of October 31, 2022.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the years ended December 31, 2022, 2021, and 2020, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		December 31, 2022			December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$21,764	$(580)	$21,184	$16,850	$(2,218)	$14,632
Developed technology	6.9	311,261	(228,532)	82,729	308,661	(189,244)	119,417
Trademarks and trade names	6.2	14,800	(13,461)	1,339	14,800	(11,221)	3,579
Customer relationships	5.0	128,800	(124,807)	3,993	128,800	(116,847)	11,953
Backlog	5.3	500	(429)	71	1,300	(941)	359
	6.1	$477,125	$(367,809)	$109,316	$470,411	$(320,471)	$149,940

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of net revenue	$39,638	$43,078	$37,784
Research and development	4	4	5
Selling, general and administrative	11,955	23,625	23,529
	$51,597	$66,707	$61,318
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the activity related to finite-lived intangible assets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$149,940	$200,066
Acquisitions (Note 3)	—	4,400
Additions	11,184	7,581
Transfers to developed technology from IPR&D	2,600	4,600
Amortization	(51,597)	(66,707)
Impairment losses	(2,811)	—
Ending balance	$109,316	$149,940
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
During the year ended December 31, 2022, the Company recognized impairment losses related to finite-lived intangible assets of $2.8 million, which was attributable to certain acquired licensed technology. During the year ended December 31, 2021, no impairment losses related to finite-lived intangible assets were recognized. During the year ended December 31, 2020, the Company recognized impairment losses related to finite-lived intangible assets of $0.1 million, which was attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2022:

Amount
(in thousands)
2023	$38,941
2024	24,343
2025	14,427
2026	13,318
2027	9,725
Thereafter	8,562
Total	$109,316
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist entirely of acquired in-process research and development technology, or IPR&D. The following table sets forth the Company’s activities related to indefinite-lived intangible assets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$2,600	$7,200
Transfers to developed technology from IPR&D	(2,600)	(4,600)
Ending balance	$—	$2,600
The Company performs its annual assessment of indefinite-lived intangible assets on October 31st each year or more frequently if events or changes in circumstances indicate that the asset might be impaired utilizing a qualitative test as a precursor to the quantitative test comparing the fair value of the assets with their carrying amount. Based on the qualitative test, if it is more likely than not that indicators of impairment exists, the Company proceeds to perform a quantitative analysis. Based on the Company’s assessment as of October 31, 2022, no indicators of impairment were identified.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the years ended December 31, 2022, 2021, and 2020, no indicators of impairment were identified and, as a result, no IPR&D impairment losses were recorded.
6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$—	$(1,476)	$18,529

	December 31, 2022	December 31, 2021
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,941	$2,700

At December 31, 2022, the Company held marketable equity investments with an aggregate fair value of $18.5 million that were in an unrealized loss position for less than 12 months. The net unrealized loss of $1.5 million as of December 31, 2022 represents stock price fluctuations in the underlying securities held, and was recorded to other income (expense), net in the consolidated statement of operations.
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
The fair value of the Company’s financial instruments is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants and is recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The levels are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The Company classifies its financial instruments within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The marketable equity investments held by the Company have been valued on the basis of quoted market prices and are therefore classified as Level 1.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,529	$18,529	$—	$—

Liabilities
Contingent consideration	$2,941	$—	$—	$2,941

		Fair Value Measurements at December 31, 2021
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,700	$—	$—	$2,700
The following summarizes the activity in Level 3 financial instruments:

	Year Ended December 31,
	2022	2021
	(in thousands)
Contingent consideration
Beginning balance	$2,700	$2,700
Accretion of discount(1)	241	—
Ending balance	$2,941	$2,700
____________________
(1) Changes to the balance associated with the estimated fair value of contingent consideration for the year ended December 31, 2022 were primarily due to accretion of the related discount.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2022, 2021 and 2020.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Some of the Company’s financial instruments are recorded at amounts that approximate fair value due to their liquid or short-term nature or by election on investments in privately-held entities as described below. Such financial assets and financial liabilities include cash and cash equivalents, restricted cash, net receivables, investments in privately-held entities, certain other assets, accounts payable, accrued price protection liability, accrued expenses, accrued compensation costs, and other current liabilities.
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
Included in other long-term assets are investments in privately held entities of $11.8 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$187,353	$130,572
Short-term restricted cash	982	105
Long-term restricted cash	22	1,061
Total cash, cash equivalents and restricted cash	$188,357	$131,738
As of December 31, 2022 and December 31, 2021, cash and cash equivalents included money market funds of approximately $0.4 million and $20.4 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had restricted cash of approximately $1.0 million and $1.2 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Work-in-process	$97,840	$72,369
Finished goods	62,704	59,334
	$160,544	$131,703

Property and equipment, net consists of the following:

	Useful Life (in Years)	December 31, 2022	December 31, 2021
		(in thousands)
Furniture and fixtures	5	$3,924	$3,917
Machinery and equipment	3-5	74,258	65,004
Masks and production equipment	2-5	50,970	32,099
Software	3	10,111	8,763
Leasehold improvements	1-5	34,236	30,889
Construction in progress	N/A	7,602	4,647
		181,101	145,319
Less: accumulated depreciation and amortization		(102,083)	(84,395)
		$79,018	$60,924
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $20.3 million, $17.7 million and $11.3 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, which is included in other long-term assets in the consolidated balance sheet. Repayments of $2.0 million per year are due annually by March 31, in years 2024 through 2027, provided that certain production utilization targets for the prior year are met.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued price protection liability consists of the following activity:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$40,509	$47,766
Charged as a reduction of revenue	180,538	81,116
Payments	(107,773)	(88,373)
Ending balance	$113,274	$40,509
Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued technology license payments	$7,402	$7,337
Accrued professional fees	4,072	3,651
Accrued engineering and production costs	2,560	2,934
Accrued restructuring	1,082	320
Accrued royalty	1,662	2,080
Short-term lease liabilities	10,489	8,888
Accrued customer credits	304	5,136
Income tax liability	8,895	7,105
Customer contract liabilities	1,072	1,044
Accrued obligations to customers for price adjustments	52,392	6,721
Accrued obligations to customers for stock rotation rights	605	2,847
Contingent consideration	2,941	—
Other	6,679	9,205
	$100,155	$57,268
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2020	$263	$1,172	$1,435
Other comprehensive income (loss) before reclassifications, net of tax	(242)	932	690
Balance at December 31, 2021	21	2,104	2,125
Other comprehensive income (loss) before reclassifications, net of tax	(5,201)	2,055	(3,146)
Balance at December 31, 2022	$(5,180)	$4,159	$(1,021)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Debt and Interest Rate Swap
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Principal balance:
Initial term loan under June 23, 2021 credit agreement	$125,000	$310,000
Total principal balance	125,000	310,000
Less:
Unamortized debt discount	(695)	(816)
Unamortized debt issuance costs	(2,548)	(3,031)
Net carrying amount of long-term debt	121,757	306,153
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$121,757	$306,153
As of December 31, 2022 and December 31, 2021, the weighted average effective interest rate on aggregate debt was approximately 3.8% and 3.2%, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized total amortization of debt discount and debt issuance costs of $0.6 million, $1.3 million, and $1.5 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of December 31, 2022 and December 31, 2021 was $137.4 million and $311.0 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of December 31, 2022, the outstanding principal balance of $125.0 million is due in full on June 23, 2028 upon maturity of the loan.

Initial Term Loan and Revolving Facility under June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement, in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the Revolving Facility, in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2022, the Revolving Facility was undrawn. Under the amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the pending merger with Silicon Motion (Note 3), the Company expects to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of December 31, 2022, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its seven-year term. Debt issuance costs of $0.4 million associated with the Revolving Facility are being amortized to interest expense over its five-year term.
9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At December 31, 2022, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.
2010 Equity Incentive Plan
The 2010 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards. The number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the lesser of: 2,583,311 shares of the Company’s common stock; four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or such lesser amount as the Company’s board of directors may determine. Options granted will generally vest over a period of four years and the term can be from seven to ten years. The plan expires in August 2026, unless terminated earlier by action of the board of directors.
The 2010 plan, as amended, contains a clawback policy, which requires the Company’s executive officers to repay to MaxLinear certain incentive compensation if (i) the Company restates its financial statements as a result of a material error or due to material non-compliance with reporting requirements under applicable law; (ii) no more than three (3) years have elapsed since the original filing date of the financial statements; and (iii) an independent committee of the board’s compensation committee determines, in its sole discretion, that the misreporting event occurred due to fraud or intentional misconduct within MaxLinear and, following consideration of such factors as the committee may deem reasonable and appropriate, including the extent to which an executive officer knew or should have known of the factors resulting in the misreporting, that the executive officer should repay any “recoverable compensation.” Recoverable compensation is defined in the clawback policy but generally includes any cash or equity compensation paid to executive officers under the Company’s Executive Incentive Bonus Plan or 2010 Equity Incentive Plan, as amended, to the extent the amount actually paid by MaxLinear exceeds the amount that would have been paid if the financial misreporting event had not occurred. To date, there has been no repayment of compensation from executive officers pursuant to such clawback policy.
As of December 31, 2022, the number of shares of common stock available for future issuance under the 2010 Plan was 15,302,296 shares.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company’s board of directors or a committee appointed by the Company’s board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock on the date of purchase. As of December 31, 2022, the number of shares of common stock available for future issuance under the ESPP was 4,921,614 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2022 and February 2021, the Company issued 0.5 million and 0.5 million freely-tradable shares, respectively, of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2021 and 2020 performance periods. At December 31, 2022, the Company has an accrual of $42.6 million for bonus awards for employees for achievement in the 2022 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of net revenue	$734	$620	$577
Research and development	40,635	30,364	22,252
Selling, general and administrative	40,335	28,374	24,172
Restructuring expense	—	—	596
	$81,704	$59,358	$47,597
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2022 was $137.0 million, and the weighted average period over which these equity awards are expected to vest is 2.55 years. The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2022 was $23.1 million, and the weighted average period over which these equity awards are expected to vest is 0.82 years. There was no unrecognized compensation cost related to unvested stock options as of December 31, 2022.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	5,233	$25.14
Granted	3,516	49.64
Vested	(2,183)	35.20
Canceled	(486)	33.81
Outstanding at December 31, 2022	6,080	$35.01
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each period in a three-year performance period based on the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2022, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	2,005	$19.80
Granted(1)	654	60.53
Vested	(701)	17.85
Canceled	(8)	40.51
Outstanding at December 31, 2022	1,950	$34.07
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2022, there were 139,758 shares of common stock purchased under the ESPP at a weighted average price of $33.52. During the year ended December 31, 2021, there were 195,752 shares of common stock purchased under the ESPP at a weighted average price of $25.53.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value per share	$11.97 - 14.25	$10.85 - 18.82	$6.41 - 8.66
Risk-free interest rate	1.54 - 4.54%	0.04 - 0.06%	0.12% - 0.15%
Dividend yield	—%	—%	—%
Expected life (in years)	0.50	0.50	0.50
Volatility	59.78 - 69.74%	43.83 - 61.1%	59.72 - 93.25%
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	417	$17.05
Exercised	(24)	14.25
Outstanding at December 31, 2022	393	$17.22	2.43	$6,564
Vested and expected to vest at December 31, 2022	393	$17.22	2.43	$6,564
Exercisable at December 31, 2022	393	$17.22	2.43	$6,564
No stock options were granted by the Company during the years ended December 31, 2022 and 2021.
The intrinsic value of stock options exercised during 2022, 2021, and 2020 was $0.9 million, $9.8 million, and $4.9 million, respectively. Cash received from exercise of stock options was $0.3 million, $4.2 million and $4.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. The tax benefit from stock options exercised was $1.20 million, $14.4 million and $5.2 million during the years ended December 31, 2022, 2021, and 2020, respectively.
10. Income Taxes
The domestic and international components of income (loss) before income taxes are presented as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$19,228	$(31,975)	$(112,778)
Foreign	154,970	79,845	(2,074)
Income (loss) before income taxes	$174,198	$47,870	$(114,852)
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$12,002	$498	$(176)
State	237	84	12
Foreign	13,432	7,630	2,687
Total current	25,671	8,212	2,523
Deferred:
Federal	32,317	5,108	(18,595)
State	(3,686)	(4,506)	(705)
Foreign	(3,490)	484	8,025
Change in valuation allowance	(1,654)	(3,397)	(7,507)
Total deferred	23,487	(2,311)	(18,782)
Total income tax provision (benefit)	$49,158	$5,901	$(16,259)

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Provision (benefit) at statutory rate	$36,582	$10,071	$(24,119)
State income taxes (net of federal benefit)	187	62	9
Research and development credits	(10,146)	(10,441)	(6,521)
Foreign rate differential	(21,629)	(10,063)	2,354
Stock compensation	6,186	4,029	5,425
Foreign income inclusion	27,971	14,119	1,446
Provision to return	6,236	(263)	(286)
Uncertain tax positions	2,551	1,072	222
Permanent and other	1,101	726	131
Foreign unremitted earnings	(490)	(59)	(233)
Transaction costs	5	45	883
Foreign tax credits	2,224	—	—
Attribute expirations	34	—	11,937
Valuation allowance	(1,654)	(3,397)	(7,507)
Total income tax provision (benefit)	$49,158	$5,901	$(16,259)
The components of the deferred income tax assets are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,225	$46,062
Research and development credits	73,965	88,778
Foreign tax credits	—	7,695
Accrued expenses and other	10,271	2,748
Lease obligation	1,961	1,041
Accrued compensation	6,919	5,057
Stock-based compensation	9,976	8,014
Intangible assets	5,582	—
	138,899	159,395
Less valuation allowance	(66,273)	(68,151)
	72,626	91,244
Deferred tax liabilities:
Fixed assets	(4,350)	(701)
Leased right-of-use assets	(1,784)	(735)
Intangible assets	—	(640)
Pension liability	(1,569)	(792)
Net deferred tax assets	$64,923	$88,376
At December 31, 2022, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $115.7 million, $72.5 million and $0, respectively. The federal and state tax loss carryforwards will begin to expire in 2025 and 2030, and foreign tax loss will not expire, unless previously utilized.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the Company had federal, state and foreign tax credit carryforwards of approximately $30.6 million, $100.7 million and $1.5 million, respectively. The federal, state and foreign tax credit carryforwards will begin to expire in 2023, 2030 and 2029, respectively, unless previously utilized. The Company also has foreign incentive deductions of approximately $7.4 million that do not expire.
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
The Company recorded an income tax provision of $49.2 million in the year ended December 31, 2022 and an income tax provision of $5.9 million in the year ended December 31, 2021.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2022 resulted primarily from a mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2022 resulted primarily from a tax on global intangible low-taxed income, or GILTI, and non-deductible foreign stock-based compensation, offset by a benefit related to research and development tax credits, foreign earnings taxed at rates other than the federal statutory rate and the effect of a release of valuation allowance against certain Singapore deferred tax assets pertaining to usage of net operating losses.
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
During the year ended December 31, 2022, the Company’s unrecognized tax benefits increased by $1.4 million. At December 31, 2022, the Company’s unrecognized tax benefits totaled $67.1 million, $57.2 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The unrecognized tax benefits are not expected to materially change in next 12 months. At December 31, 2022, the Company had accrued approximately $0.4 million of interest and penalties. The total amounts of interest and penalties recognized for the years ended December 31, 2022, 2021 and 2020 were not material.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes to the unrecognized tax benefits during 2022, 2021 and 2020:

(in thousands)
Balance as of December 31, 2019	62,027
Additions based on tax positions related to the current year	1,506
Additions related to acquisitions	1,154
Decreases based on tax positions of prior year	(922)
Balance as of December 31, 2020	63,765
Additions based on tax positions related to the current year	3,366
Additions related to acquisitions	241
Decreases based on tax positions of prior year	(1,688)
Balance as of December 31, 2021	65,684
Additions based on tax positions related to the current year	3,431
Decreases based on tax positions of prior year	(1,981)
Balance as of December 31, 2022	$67,134
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2022, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2019, 2018, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the year ended December 31, 2022 at the incentive rate. Due to the valuation allowance release in 2021 and the Company’s use of loss carry forwards, the Company recorded a tax benefit in the year ended December 31, 2021 at the incentive rate, net of any expected tax payable. Without the incentive rate, deferred taxes and the valuation allowance release would have provided an overall tax benefit, net of any current period payable.
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
The Company will continue to monitor updates to our business along with guidance issued with respect to both Acts to determine whether any adjustments are needed to its consolidated tax provision in future periods.
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

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Customers
The Company markets its products and services to manufacturers of a wide range of electronic devices (Note 1). The Company sells its products both directly to customers and through third-party distributors, and also tracks sales to the ultimate end customer (Note 12). The Company makes periodic evaluations of the credit worthiness of its customers.
End customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Year Ended December 31,
	2022	2021	2020
Percentage of total net revenue
Customer A	21%	15%	15%
Customer B	10%	11%	13%
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	December 31,	December 31,
	2022	2021
Percentage of gross accounts receivable
Customer B	*	14%
Customer C	11%	*
Customer D	*	17%
Customer E	28%	*
Customer F	12%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.
Significant Suppliers
Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Year Ended December 31,
	2022	2021	2020
Vendor A	25%	38%	34%
Vendor B	26%	22%	20%
Vendor C	12%	12%	*
Vendor D	*	*	11%
* Represents less than 10% of the inventory purchases for the respective period.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$915,024	82%	$736,808	83%	$393,579	82%
United States	40,077	3%	35,978	4%	15,501	3%
Rest of world	165,151	15%	119,612	13%	69,516	15%
Total	$1,120,252	100%	$892,398	100%	$478,596	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Year Ended December 31,
	2022	2021	2020
Percentage of total net revenue
Hong Kong	43%	40%	42%
China	16%	12%	17%
Vietnam	*	13%	*
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	December 31,		December 31,
	2022		2021
	Amount	% of total	Amount	% of total
United States	$368,882	70%	$382,650	70%
Singapore	109,613	21%	122,474	22%
Rest of world	45,093	9%	42,277	8%
Total	$523,588	100%	$547,401	100%

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2022	2021	2020

Broadband	$493,232	$492,482	$244,424
% of net revenue	44%	55%	51%
Connectivity	303,925	149,285	70,739
% of net revenue	27%	17%	15%
Infrastructure	136,274	119,421	76,166
% of net revenue	12%	13%	16%
Industrial and multi-market	186,821	131,210	87,267
% of net revenue	17%	15%	18%
Total net revenue	$1,120,252	$892,398	$478,596
Revenues from sales through the Company’s distributors accounted for 46%, 47% and 49% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
Contract Liabilities
As of December 31, 2022, customer contract liabilities were approximately $1.1 million and $1.0 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the years ended December 31, 2022, 2021, and 2020 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the years ended December 31, 2022, 2021, and 2020, respectively.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2022 and December 31, 2021, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $113.3 million and $40.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of December 31, 2022 were $52.4 million and $0.6 million, respectively, and as of December 31, 2021 were $6.7 million and $2.8 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase or decrease in revenue in the years ended December 31, 2022, 2021, and 2020 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of December 31, 2022 and December 31, 2021, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.2 million and $1.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of December 31, 2022 and December 31, 2021, there were no impairment losses recorded on customer accounts receivable.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Leases
Operating Leases

Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.4% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 3.9 years and 4.6 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of December 31, 2022:

Operating Leases
(in thousands)
2023	$11,445
2024	8,184
2025	7,277
2026	5,184
2027	3,511
Thereafter	577
Total minimum payments	36,178
Less: imputed interest	(2,336)
Total lease liabilities	33,842
Less: short-term lease liabilities	(10,489)
Long-term lease liabilities	$23,353
Operating lease cost was $10.4 million, $9.4 million, and $5.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Short-term lease costs for each of the years ended December 31, 2022, 2021, and 2020, respectively, were not material. There were $12.0 million, $13.2 million, and $15.9 million of right-of-use assets obtained in exchange for new lease liabilities for the years ended December 31, 2022, 2021, and 2020, respectively, including $0.05 million and $1.8 million from acquisitions in 2021 and 2020, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains certain defined benefit retirement plans, including a pension plan, in foreign jurisdictions. As of December 31, 2022 and December 31, 2021, the defined benefit obligation was $1.7 million and $4.5 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.3 million, $0.5 million, and $0.2 million respectively for the years ended December 31, 2022, 2021, and 2020 respectively, and were recorded to research and development expenses in the consolidated statements of operations.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Benefit Obligation and Plan Assets for Pension Benefit Plans
The vested benefit obligation for a defined-benefit pension or other retirement plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee’s expected date of separation or retirement.

	December 31, 2022	December 31, 2021
	(in thousands)
Changes in projected benefit obligation:
Projected benefit obligation, beginning of period	$9,733	$12,022
Service cost	289	442
Interest cost	79	66
Actuarial (gain) loss	(2,817)	(1,794)
Benefits paid	(124)	(157)
Currency exchange rate changes	(587)	(845)
Projected benefit obligation, end of period	6,573	9,733

Changes in fair value of plan assets:
Fair value of plan assets, beginning of period	5,198	5,634
Actual return on plan assets	(24)	2
Currency exchange rate changes	(279)	(439)
Fair value of plan assets, end of period	4,895	5,198
Net unfunded status	$1,678	$4,536

Amounts recognized in the Consolidated Balance Sheets
Other long-term liabilities	$1,678	$4,536
Accumulated other comprehensive (income) loss, before tax	$(2,837)	$(1,724)
Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement. The Company uses the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.
As of December 31, 2022 and December 31, 2021, all plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As of December 31, 2022 and December 31, 2021, the accumulated benefit obligations were $6.3 million and $9.2 million for the pension plans.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
	(in thousands)
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$6,258	$9,211
Plan assets	$4,895	$5,198

Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$6,573	$9,733
Plan assets	$4,895	$5,198
Assumptions for Pension Benefit Plans

	December 31, 2022	December 31, 2021
(in thousands)
Weighted average actuarial assumptions used to determine benefit obligations
Discount rate	3.5% - 3.9%	0.8% - 0.9%
Rate of compensation increase	3.0% - 3.8%	2.6% - 3.8%

Weighted average actuarial assumptions used to determine costs
Discount rate	3.5% - 3.9%	0.8%- 0.9%
Expected long-term rate of return on plan assets	—%	—%
Rate of compensation increase	3.0% - 3.8%	2.6% - 3.8%
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
Estimated Future Benefit Payments for Pension Benefit Plans
At December 31, 2022, the estimated benefit payments over the next five years and beyond are as follows:

Estimated Future Benefit Payments
(in thousands)
2023	$123
2024	143
2025	180
2026	185
2027	185
Thereafter	346
1,162

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2022, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2023	$132,635	$20,820	$153,455
2024	137	8,921	9,058
2025	—	179	179
Total minimum payments	$132,772	$29,920	$162,692
Other obligations consist of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, total funds received to date from the other parties of $8.0 million have been recorded in other long-term liabilities as of December 31, 2022. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the years ended December 31, 2022 and 2021, the Company recognized $3.8 million and $0, respectively, in previously deferred amounts from other parties due to resolution of such repayment conditions.
Bell Semiconductor Litigation
On August 11, 2022, Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 6,436,807 and 7,007,259. MaxLinear answered the complaint on January 26, 2023 and the case is presently early in the fact discovery phase. The case is tentatively scheduled for trial in February 2024.
On August 26, 2022, Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 7,149,989 and 7,260,803. MaxLinear answered the complaint on January 26, 2023 and the case is presently early in the fact discovery phase. The case is tentatively scheduled for trial in February 2024.
On October 7, 2022 Bell Semiconductor LLC filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent No. 7,396,760. This action has been stayed pending a parallel ITC investigation involving the same patent.
Specifically, on October 13, 2023, Bell Semiconductor also filed suit against MaxLinear before the U.S. International Trade Commission alleging infringement of U.S. Patent No. 7,396,760. This was instituted by the Commission as Investigation No. 337-TA-1342 on November 23, 2022. A schedule was set by the administrative law judge and key deadlines include a close of fact discovery on May 1, 2023, a close of expert discovery June 5, 2023, and an evidentiary hearing beginning on August 7, 2023. An initial determination is expected from the judge on November 21, 2023, with a final determination from the Commission by March 21, 2024.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described in “Item 3 — Legal Proceedings,” some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of December 31, 2022, no loss contingencies have been accrued for these matters in the Company’s financial statements.

MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2022, the Company repurchased 564,449 shares of its common stock at a weighted average price of $55.7972 per share at an aggregate value of approximately $31.5 million under the repurchase program. During the year ended December 31, 2021, the Company repurchased 454,372 shares of its common stock at a weighted average price of $51.7998 per share at an aggregate value of approximately $23.5 million under the repurchase program.
As of December 31, 2022, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.
17. Subsequent Event
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The initial closing transaction consideration consisted of $9.9 million in cash. In addition, their stockholders may receive up to an additional $2.6 million in potential contingent consideration, subject to the acquired business satisfying certain personnel objectives by June 17, 2023.
Company Y is headquartered in Bangalore, India and operates as a provider of engineering design services.