Form 10-Q
period 2023-03-31
MAXLINEAR, INC
filed 2023-04-26
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 19, 2023, the registrant had 79,981,142 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$207,850	$187,353
Short-term restricted cash	964	982
Short-term investments	18,681	18,529
Accounts receivable, net	188,733	170,971
Inventory	149,585	160,544
Prepaid expenses and other current assets	27,773	24,745
Total current assets	593,586	563,124
Long-term restricted cash	22	22
Property and equipment, net	77,691	79,018
Leased right-of-use assets	26,357	28,515
Intangible assets, net	96,352	109,316
Goodwill	318,910	306,739
Deferred tax assets	57,515	66,491
Other long-term assets	28,045	26,800
Total assets	$1,198,478	$1,180,025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,578	$68,576
Accrued price protection liability	103,797	113,274
Accrued expenses and other current liabilities	112,943	100,155
Accrued compensation	28,844	59,081
Total current liabilities	300,162	341,086
Long-term lease liabilities	21,239	23,353
Long-term debt	121,910	121,757
Other long-term liabilities	21,055	17,444
Total liabilities	464,366	503,640

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 79,981 shares issued and outstanding at March 31, 2023 and 78,745 shares issued and outstanding December 31, 2022	8	8
Additional paid-in capital	771,164	722,778
Accumulated other comprehensive loss	(1,213)	(1,021)
Accumulated deficit	(35,847)	(45,380)
Total stockholders’ equity	734,112	676,385
Total liabilities and stockholders’ equity	$1,198,478	$1,180,025

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$248,442	$263,927
Cost of net revenue	108,135	109,337
Gross profit	140,307	154,590
Operating expenses:
Research and development	67,291	65,886
Selling, general and administrative	38,653	40,577
Impairment losses	2,438	—
Restructuring charges	4,648	—
Total operating expenses	113,030	106,463
Income from operations	27,277	48,127
Interest income	633	31
Interest expense	(2,487)	(2,349)
Other income (expense), net	(324)	(770)
Total other income (expense), net	(2,178)	(3,088)
Income before income taxes	25,099	45,039
Income tax provision	15,566	11,453
Net income	$9,533	$33,586
Net income per share:
Basic	$0.12	$0.44
Diluted	$0.12	$0.42
Shares used to compute net income per share:
Basic	79,471	77,192
Diluted	81,338	80,641

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$9,533	$33,586
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit of $71 for the three months ended March 31, 2023 and net of tax expense of $2 for the three months ended March 31, 2022, respectively	(192)	(1,075)
Other comprehensive loss	(192)	(1,075)
Total comprehensive income	$9,341	$32,511

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2023
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	78,745	$8	$722,778	$(1,021)	$(45,380)	$676,385
Common stock issued pursuant to equity awards, net	1,236	—	31,926	—	—	31,926
Stock-based compensation	—	—	16,460	—	—	16,460
Other comprehensive loss	—	—	—	(192)	—	(192)
Net income	—	—	—	—	9,533	9,533
Balance at March 31, 2023	79,981	$8	$771,164	$(1,213)	$(35,847)	$734,112

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$9,533	$33,586
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	19,202	23,880
Impairment losses	2,438	—
Amortization of debt issuance costs and accretion of discounts	548	486
Stock-based compensation	16,448	18,554
Deferred income taxes	8,128	6,842
Loss on disposal of property and equipment	40	159
Unrealized holding (gain) loss on investments	(152)	954
(Gain) loss on foreign currency	362	(316)
Excess tax benefits on stock-based awards	(507)	(7,120)
Changes in operating assets and liabilities:
Accounts receivable	(16,931)	(5,969)
Inventory	10,959	(7,338)
Prepaid expenses and other assets	(4,338)	3,503
Accounts payable, accrued expenses and other current liabilities	(886)	32,952
Accrued compensation	7,210	12,237
Accrued price protection liability	(9,877)	27,975
Lease liabilities	(3,095)	(3,301)
Other long-term liabilities	3,077	(2,918)
Net cash provided by operating activities	42,159	134,166

Investing Activities
Purchases of property and equipment	(5,216)	(4,800)
Purchases of intangible assets	(630)	(4,637)
Cash used in acquisitions, net of cash acquired	(9,665)	—
Proceeds loaned under notes receivable	—	(10,000)
Purchases of investments	—	(23,325)
Net cash used in investing activities	(15,511)	(42,762)

Financing Activities
Repayment of debt	—	(20,000)
Net proceeds from issuance of common stock	3	87
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,173)	(24,449)
Repurchase of common stock	—	(26,297)
Net cash used in financing activities	(6,170)	(70,659)
Effect of exchange rate changes on cash and cash equivalents	1	(230)
Increase in cash, cash equivalents and restricted cash	20,479	20,515
Cash, cash equivalents and restricted cash at beginning of period	188,357	131,738
Cash, cash equivalents and restricted cash at end of period	$208,836	$152,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,163	$2,053
Cash paid for income taxes	$3,336	$1,698

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,096	$38,197
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 1, 2023, or the Annual Report. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 26, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income	$9,533	$33,586
Denominator:
Weighted average common shares outstanding—basic	79,471	77,192
Dilutive common stock equivalents	1,867	3,449
Weighted average common shares outstanding—diluted	81,338	80,641
Net income per share:
Basic	$0.12	$0.44
Diluted	$0.12	$0.42
For the three months ended March 31, 2023 and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 2.2 million and 0.9 million, respectively, from the calculation of diluted net income per share due to their anti-dilutive nature.
3. Business Combinations
Silicon Motion Merger
On May 5, 2022, MaxLinear entered into an Agreement and Plan of Merger, or the Merger Agreement, with Silicon Motion Technology Corporation, or Silicon Motion, an exempted company with limited liability incorporated under the laws of the Cayman Islands, pursuant to which, among other things and subject to the terms and conditions thereof, MaxLinear agreed to acquire Silicon Motion pursuant to a statutory merger, under the laws of the Cayman Islands, of Shark Merger Sub, a wholly-owned subsidiary of MaxLinear, with and into Silicon Motion, with Silicon Motion surviving the merger as a wholly-owned subsidiary of MaxLinear. Silicon Motion is a provider of NAND flash controllers for solid state drives, or SSDs, and other solid state storage devices.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Under the terms of the Merger Agreement, the transaction consideration will consist of $93.54 in cash and 0.388 shares of MaxLinear common stock for each Silicon Motion American Depositary Share, or ADS, (other than ADSs representing certain customary excluded shares) and $23.385 in cash and 0.097 shares of MaxLinear common stock for each Silicon Motion ordinary share not represented by an ADS (other than certain customary excluded shares), in each case, with cash in lieu of any fractional shares of MaxLinear common stock as set forth in the Merger Agreement. Upon closing of the transaction, the current MaxLinear stockholders are expected to own approximately 86% of the combined company and former Silicon Motion securityholders are expected to own approximately 14% of the combined company. Based on the closing price of MaxLinear shares on May 4, 2022, the implied value of the total transaction consideration for Silicon Motion is approximately $4.3 billion. MaxLinear may fund up to $3.5 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders as described below. MaxLinear will also assume Silicon Motion’s vested and unvested employee stock-based compensation awards.
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including antitrust approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger; however, if the merger is not consummated by June 27, 2023, the parties will need to re-file under the HSR Act. On July 13, 2022, the registration statement on Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.
On June 17, 2022, MaxLinear entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders have committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion, or the Term B Loan Facility, (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million, or the Term A Loan Facility and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities is contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt (Note 8) in full.
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
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The transaction consideration included $9.7 million in cash. In addition, Company Y stockholders may receive up to an additional $2.6 million in potential contingent consideration, subject to the acquired business satisfying certain personnel objectives by June 17, 2024.
Company Y is headquartered in Bangalore, India and operates as a provider of engineering design services.
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire Company Y (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$9,665
Contingent consideration(1)	2,200
Total purchase price	$11,865
_________________
(1) The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $2.6 million in payments subject to the acquired

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
business’s satisfying certain financial and personnel objectives by June 17, 2024 under the Purchase Agreement. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.
Purchase Price Allocation
An allocation of purchase price as of the January 17, 2023 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily includes $2.5 million in net operating liabilities, with $12.2 million in goodwill.
Assumptions in the Allocations of Purchase Price
Management prepared the purchase price allocations for Company Y and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included an acquired workforce and contingent consideration. Certain stockholders that are employees of Company Y were not required to remain employed in order to receive the contingent consideration; accordingly, the fair value of the contingent consideration was accounted for as a portion of the purchase consideration.
Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared.
In connection with the acquisition of Company Y, the Company assumed certain operating liabilities. The liabilities assumed in this acquisition are included in the respective purchase price allocations above.

Goodwill recorded in connection with Company Y was $12.2 million as of March 31, 2023. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
4. Restructuring Activity
During the three months ended March 31, 2023, the Company entered into a plan of restructuring to reduce its workforce as a result of internal resource alignment and cost saving measures.
The following table presents the activity related to the restructuring plan, which is included in restructuring charges in the consolidated statements of income:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Employee separation expenses	$4,589	$—
Lease related charges	8	—
Other	51	—
	$4,648	$—
We expect to incur additional costs throughout the remainder of 2023 related to the plan of restructuring, due to statutory requirements in the jurisdictions in which the terminated employees were employed.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2023. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2022	$971	$103	$8	$1,082
Restructuring charges	4,589	8	51	4,648
Cash payments	(2,463)	(61)	(51)	(2,575)
Non-cash charges and adjustments	—	21	—	21
Liability as of March 31, 2023	3,097	71	8	3,176
Less: current portion as of March 31, 2023	(3,097)	(71)	(8)	(3,176)
Long-term portion as of March 31, 2023	$—	$—	$—	$—
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
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$306,739	$306,668
Acquisitions (Note 3)	12,171	—
Adjustments	—	45
Ending balance	$318,910	$306,713
During the three months ended March 31, 2023, there was an increase in the carrying value of goodwill of $12.2 million related to the acquisition of Company Y.
The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2023 and 2022, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2023			December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$19,187	$(717)	$18,470	$21,764	$(580)	$21,184
Developed technology	6.9	311,261	(237,854)	73,407	311,261	(228,532)	82,729
Trademarks and trade names	6.2	14,800	(14,001)	799	14,800	(13,461)	1,339
Customer relationships	5.0	128,800	(125,192)	3,608	128,800	(124,807)	3,993
Backlog	5.3	500	(432)	68	500	(429)	71
	6.1	$474,548	$(378,196)	$96,352	$477,125	$(367,809)	$109,316

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of income as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of net revenue	$9,458	$10,847
Research and development	1	1
Selling, general and administrative	928	6,176
	$10,387	$17,024
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of income results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$109,316	$149,940
Additions	630	4,637
Other disposals	(769)	—
Amortization	(10,387)	(17,024)
Impairment losses	(2,438)	—
Ending balance	$96,352	$137,553
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2023 and 2022, impairment losses related to finite-lived intangible assets of $2.4 million and $0, respectively, were recognized. The impairment loss was attributable to certain purchased licensed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2023:

Amount
(in thousands)
2023 (9 months)	$28,272
2024	23,738
2025	14,044
2026	12,935
2027	9,087
Thereafter	8,276
Total	$96,352
6. Financial Instruments
The composition of financial instruments is as follows:

	March 31, 2023
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$—	$(1,324)	$18,681

	December 31, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
Assets		(in thousands)
Marketable equity investments	$20,005	$—	$(1,476)	$18,529

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$5,253	2,941
At March 31, 2023, the Company held marketable equity investments with an aggregate fair value of $18.7 million that were in an unrealized loss position. The net unrealized loss of $1.3 million as of March 31, 2023 represents stock price fluctuations in the underlying securities held, and was recorded to other income (expense), net in the consolidated statement of income.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
The Company classifies its financial instruments that are categorized within Level 1 or Level 2 of the fair value hierarchy on the basis of valuations using quoted market prices or alternate pricing sources and models utilizing market observable inputs, respectively. The marketable equity investments held by the Company have been valued on the basis of quoted market prices and is therefore classified as Level 1.
The contingent consideration liability as of March 31, 2023 is associated with the Company’s acquisitions of Company X in December 2021 and Company Y in January 2023 (Note 3) and the contingent consideration liability as of December 31, 2022 is associated with the Company’s acquisition of Company X. The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company X was subject to the acquired business’s satisfaction of certain financial and personnel objectives by March 31, 2023, while the contingent consideration as it relates to Company Y is subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The financial and personnel objectives of Company X were achieved by March 31, 2023 and contingent consideration for Company X of $2.7 million is expected to be paid by the end of April 2023 with the remaining $0.3 million to be paid in December 2023. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which combined may result in total payments up to $3.0 million to Company X and $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at March 31, 2023
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,681	$18,681	$—	$—

Liabilities
Contingent consideration	$5,253	$—	$—	$5,253

		Fair Value Measurements at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,529	$18,529	$—	$—

Liabilities
Contingent consideration	$2,941	$—	$—	$2,941

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2023	2022
Contingent Consideration
Beginning balance	$2,941	$2,700
Acquisitions(1)	2,200	—
Accretion of discount(1)	112	68
Ending balance	$5,253	$2,768
_____________________
(1) Changes to the balance associated with the estimated fair value of contingent consideration for the three months ended March 31, 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y and accretion of discounts on contingent consideration.
For the three months ended March 31, 2023, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.
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
Included in other long-term assets are investments in privately held entities of $11.8 million and $11.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$207,850	$187,353
Short-term restricted cash	964	982
Long-term restricted cash	22	22
Total cash, cash equivalents and restricted cash	$208,836	$188,357
As of March 31, 2023 and December 31, 2022, cash and cash equivalents included money market funds of approximately $20.5 million and $0.4 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had restricted cash of approximately $1.0 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Work-in-process	$88,654	$97,840
Finished goods	60,931	62,704
	$149,585	$160,544

Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2023	December 31, 2022
		(in thousands)
Furniture and fixtures	5	$3,935	$3,924
Machinery and equipment	3-5	77,427	74,258
Masks and production equipment	2-5	53,848	50,970
Software	3	13,517	10,111
Leasehold improvements	1-5	35,335	34,236
Construction in progress	N/A	532	7,602
		184,594	181,101
Less: accumulated depreciation and amortization		(106,903)	(102,083)
		$77,691	$79,018
Depreciation expense for the three months ended March 31, 2023 and 2022 was $6.4 million and $4.8 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, of which $2.0 million and $8.0 million are included in prepaid expenses and other current assets and other long-term assets, respectively, on the consolidated balance sheet as of March 31, 2023, and $10.0 million is included in other long-term assets as of December 31, 2022. Repayments of $2.0 million per year are due annually by March 31, from 2024 through 2027, provided that certain production utilization targets for the prior year are met.
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$113,274	$40,509
Charged as a reduction of revenue	28,536	41,473
Payments	(38,013)	(13,633)
Ending balance	$103,797	$68,349

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued technology license payments	$5,619	$7,402
Accrued professional fees	3,451	4,072
Accrued engineering and production costs	2,089	2,560
Accrued restructuring	3,176	1,082
Accrued royalty	1,345	1,662
Short-term lease liabilities	10,063	10,489
Accrued customer credits	508	304
Income tax liability	12,840	8,895
Customer contract liabilities	1,072	1,072
Accrued obligations to customers for price adjustments	62,324	52,392
Accrued obligations to customers for stock rotation rights	739	605
Contingent consideration - current portion	3,000	2,941
Other	6,717	6,679
	$112,943	$100,155
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2022	$(5,180)	$4,159	$(1,021)
Other comprehensive loss before reclassifications, net of tax	(192)	—	(192)
Balance at March 31, 2023	$(5,372)	$4,159	$(1,213)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(664)	(695)
Unamortized debt issuance costs	(2,426)	(2,548)
Net carrying amount of long-term debt	121,910	121,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$121,910	$121,757
As of March 31, 2023 and December 31, 2022, the weighted average effective interest rate on debt was approximately 6.9% and 3.8%, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended March 31, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.1 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of March 31, 2023 and December 31, 2022 was $139.1 million and $137.4 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of March 31, 2023, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2023, the Revolving Facility was undrawn. Under the amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the pending merger with Silicon Motion (Note 3), the Company expects to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of March 31, 2023, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At March 31, 2023, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2022. There have been no material changes to the terms of the Company’s equity incentive plans during the three months ended March 31, 2023.
As of March 31, 2023, the number of shares of common stock available for future issuance under the 2010 Plan was 16,652,604 shares. As of March 31, 2023, the number of shares of common stock available for future issuance under the ESPP was 5,890,355 shares.
Employee Incentive Bonus
The Company mostly settles bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2023, the Company issued 0.9 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2022 performance period. At March 31, 2023, the Company has an accrual of $5.9 million for bonus awards for employees for

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
year-to-date achievement in the 2023 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of income, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of net revenue	$210	$163
Research and development	11,455	9,676
Selling, general and administrative	4,783	8,715
	$16,448	$18,554
The total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2023 was $175.9 million, and the weighted average period over which these equity awards are expected to vest is 2.70 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2023 was $28.2 million, and the weighted average period over which these equity awards are expected to vest is 1.87 years.
There was no unrecognized compensation cost related to unvested stock options as of March 31, 2023.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	6,080	$35.01
Granted	2,840	39.53
Vested	(1,154)	43.78
Canceled	(235)	38.44
Outstanding at March 31, 2023	7,531	$35.26
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each year-long performance period, as defined in the underlying agreement, in a three-year performance period based on the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods.
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
As of March 31, 2023, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	1,950	$34.07
Granted(1)	1,039	32.66
Vested	(233)	20.89
Canceled	(3)	48.24
Outstanding at March 31, 2023	2,753	$34.64
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2023 and 2022, there were no shares of common stock purchased under the ESPP.
The fair values of employee stock purchase rights for the latest ESPP offering period were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Weighted-average grant date fair value per share	$11.97	$18.82
Risk-free interest rate	4.54%	0.06%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	59.78%	43.83%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	393	$17.22
Exercised	(4)	12.14
Outstanding at March 31, 2023	389	$17.27	2.20	$6,972
Vested and expected to vest at March 31, 2023	389	$17.27	2.20	$6,972
Exercisable at March 31, 2023	389	$17.27	2.20	$6,972
No stock options were granted by the Company during the three months ended March 31, 2023.
The intrinsic value of stock options exercised was $0.1 million and $0.3 million in the three months ended March 31, 2023 and 2022, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash received from exercise of stock options was $4.0 thousand and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.
The tax benefit from stock options exercised was $0.1 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.
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
The Company recorded an income tax provision of $15.6 million in the three months ended March 31, 2023 and an income tax provision of $11.5 million in the three months ended March 31, 2022.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, research and development credits, stock based compensation, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of certain reserves for uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits.
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
During the three months ended March 31, 2023, the Company’s unrecognized tax benefits increased by $1.5 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2023 were approximately $0.4 million and $0.01 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2023, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2019, 2018, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the three months ended March 31, 2023 and 2022 at the incentive rate.
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
Customers comprising greater than 10% of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2023	2022
Percentage of total net revenue
Customer A	*	16%
Customer B	15%	11%
Customer C	*	10%
____________________________
*    Represents less than 10% of net revenues for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	March 31,	December 31,
	2023	2022
Percentage of gross accounts receivable
Customer C	*	11%
Customer D	20%	12%
Customer E	16%	28%
Customer F	11%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers
Suppliers comprising greater than 10% of total inventory purchases are as follows:

	Three Months Ended March 31,
	2023	2022
Vendor A	23%	27%
Vendor B	25%	26%
Vendor C	*	12%
Vendor D	11%	*
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$192,502	77%	$211,665	80%
United States	12,184	5%	8,868	3%
Rest of world	43,755	18%	43,394	17%
Total	$248,441	100%	$263,927	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2023	2022
Percentage of total net revenue
Hong Kong	31%	38%
China	16%	11%
Vietnam	*	13%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, mainland China and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31,		December 31,
	2023		2022
	Amount	% of total	Amount	% of total
United States	$370,191	71%	$368,882	70%
Singapore	105,943	21%	109,613	21%
Rest of world	43,176	8%	45,093	9%
Total	$519,310	100%	$523,588	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2023	2022

Broadband	$81,681	$134,556
% of net revenue	33%	51%
Connectivity	66,268	60,179
% of net revenue	27%	23%
Infrastructure	46,302	33,181
% of net revenue	18%	12%
Industrial and multi-market	54,191	36,011
% of net revenue	22%	14%
Total net revenue	$248,442	$263,927
Revenues from sales through the Company’s distributors accounted for 43% and 47% of net revenue for the three months ended March 31, 2023 and 2022, respectively.
Contract Liabilities
As of March 31, 2023 and December 31, 2022, customer contract liabilities were approximately $1.1 million and $1.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three months ended March 31, 2023 and 2022 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2023 and 2022.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2023 and December 31, 2022, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $103.8 million and $113.3 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2023 were $62.3 million and $0.7 million, respectively, and as of December 31, 2022 were $52.4 million and $0.6 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in each of the three months ended March 31, 2023 and 2022 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of March 31, 2023 and December 31, 2022, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.3 million and $0.2 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2028. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 3.4% and 3.4%, respectively, and the weighted average remaining lease term for operating leases was 3.8 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2023:

Operating Leases
(in thousands)
2023 (9 months)	$8,444
2024	8,284
2025	7,335
2026	5,225
2027	3,520
Thereafter	571
Total minimum payments	33,379
Less: imputed interest	(2,082)
Total lease liabilities	31,302
Less: short-term lease liabilities	(10,063)
Long-term lease liabilities	$21,239
Operating lease cost was $2.9 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.
Short-term lease costs for the three months ended March 31, 2023 and 2022 were not material.
There were $0.2 million and $8.0 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2023 and 2022, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of March 31, 2023 and December 31, 2022, the defined benefit obligation was $1.8 million and $1.7 million, respectively. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and were recorded to research and development expenses in the consolidated statements of income.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2023, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2023 (9 months)	$92,387	$20,820	$113,207
2024	27	10,558	10,585
2025	—	1,968	1,968
Total minimum payments	$92,414	$33,346	$125,760
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, funds of $9.0 million received from the other parties as of March 31, 2023 have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three months ended March 31, 2023 and 2022, the Company recognized $0 and $3.8 million, respectively, in previously deferred amounts from other parties due to resolution of such repayment conditions.
Bell Semiconductor Litigation
On August 11, 2022, Bell Semiconductor LLC, or Bell Semiconductor, filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 6,436,807 and 7,007,259, and requested monetary damages and a permanent injunction as relief.
On August 26, 2022, Bell Semiconductor filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 7,149,989 and 7,260,803, and requested monetary damages and a permanent injunction as relief.
On October 7, 2022 Bell Semiconductor filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent No. 7,396,760, and requested monetary damages and a permanent injunction as relief.
Specifically, on October 13, 2022, Bell Semiconductor also filed suit against MaxLinear before the U.S. International Trade Commission alleging infringement of U.S. Patent No. 7,396,760. This was instituted by the Commission as Investigation No. 337-TA-1342 on November 23, 2022. Bell Semiconductor requested as relief a limited exclusion order and cease and desist order.
On March 10, 2023, Bell Semiconductor and MaxLinear entered into a Settlement and Patent License Agreement, or the Settlement Agreement, in settlement and release of all claims above. The amount of the settlement was not material. The Settlement Agreement also grants MaxLinear and its affiliates, a license of certain listed patents with respected to certain licensed products for a term that continues until the expiration of the last surviving claim of such licensed patents.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above and in “Part II. — Other Information, Item 1. — Legal Proceedings,” some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of March 31, 2023, other than the matter described above, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending on February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The share repurchase program has been temporarily suspended since July 2022 due to the Company’s pending merger with Silicon Motion (Note 3).
During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock under the repurchase program.
At March 31, 2023, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

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
In the three months ended March 31, 2023, revenues of $248.4 million were derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; changes in export control regulations; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 77% and 80% of net revenue during the three months ended March 31, 2023 and 2022, respectively, including 31% from products shipped to Hong Kong and 16% from products shipped to mainland China during the three months ended March 31, 2023 and 38% from products shipped to Hong Kong, 13% from products shipped to Vietnam, and 11% from products shipped to mainland China during the three months ended March 31, 2022. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2023 and 2022 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers is comprised of both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2023, one customer accounted for 15% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue, of which distributor customers accounted for 16% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Impact of the Global Economic Downturn
Inflation, and uncertainty in customer demand and the worldwide economy has continued, and we expect to experience continued volatility in our sales and revenues in the near future. In particular, we believe an economic downturn and inventory oversupply, in the channel, due to changes in customer demand will continue to add to volatility in managing the business. In addition, inventory oversupply could also lead to inventory write-downs, including charges for any excess or obsolete inventory which, if material, could negatively impact our gross margins. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The merger is not subject to any financing conditions but is pending satisfaction of customary closing conditions, including antitrust approval in the People’s Republic of China, or China. On June 27, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR, waiting period expired with respect to the pending merger; however, if the merger is not consummated by June 27, 2023, the parties will need to re-file under the HSR Act. On July 13, 2022, the Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.

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
Recent Developments
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The transaction consideration included $9.7 million in cash. In addition, Company Y stockholders may receive up to an additional $2.6 million in potential contingent consideration, subject to the acquired business satisfying certain personnel objectives by June 17, 2024.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission, or SEC, on February 1, 2023, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
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

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology intangible assets and certain purchased licensed technology intangible assets; amortization of certain production mask costs and computer-aided design software license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
Research and Development. Research and development expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred.
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

The following table sets forth our consolidated statement of income data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenue	100%	100%
Cost of net revenue	44	41
Gross profit	56	59
Operating expenses:
Research and development	27	25
Selling, general and administrative	16	15
Impairment losses	1	—
Restructuring charges	2	—
Total operating expenses	45	40
Income from operations	11	18
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
Total other income (expense), net	(1)	(1)
Income before income taxes	10	17
Income tax provision	6	4
Net income	4%	13%
Net Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Broadband	$81,681	$134,556	$(52,875)	(39)%
% of net revenue	33%	51%
Connectivity	66,268	60,179	6,089	10%
% of net revenue	27%	23%
Infrastructure	46,302	33,181	13,121	40%
% of net revenue	18%	12%
Industrial and multi-market	54,191	36,011	18,180	50%
% of net revenue	22%	14%
Total net revenue	$248,442	$263,927	$(15,485)	(6)%
Net revenue decreased $15.5 million to $248.4 million for the three months ended March 31, 2023, as compared to $263.9 million for the three months ended March 31, 2022, due primarily to a decrease in broadband products, as a result of macroeconomic conditions impacting customer demand for such products. The decrease in broadband net revenue of $52.9 million was primarily from gateway revenues, and to a lesser extent, cable, tuners and satellite. The increase in connectivity revenue of $6.1 million was primarily driven by higher Wi-Fi revenues. The increase in infrastructure revenues of $13.1 million was primarily driven by an increase in wireless backhaul and high-performance analog product shipments. The increase in industrial and multi-market revenue of $18.2 million was related to increased shipments of component and high-performance analog products.
We currently expect that revenue will fluctuate in the future, from period-to-period, due to macroeconomic conditions impacting customer demand for certain products that is consistent with the cyclical nature of our industry.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$108,135	109,337	(1,202)	(1)%
% of net revenue	44%	41%
Gross profit	140,307	154,590	(14,283)	(9)%
% of net revenue	56%	59%
Cost of net revenue decreased $1.2 million to $108.1 million for the three months ended March 31, 2023, as compared to $109.3 million for the three months ended March 31, 2022. The decrease was primarily driven by lower sales and expenses. Gross profit percentage declined for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due primarily to revenue mix and decreased absorption of amortization of intangible assets.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$67,291	$65,886	$1,405	2%
% of net revenue	27%	25%
Research and development expense increased $1.4 million to $67.3 million for the three months ended March 31, 2023, as compared to $65.9 million for the three months ended March 31, 2022. The increase was primarily driven by increased design tools expenses, partially offset by the impact from the decrease in headcount from a reduction in force.
We are closely managing our research and development expenses to meet evolving demand; however, we expect our research and development expenses to increase in future years when we expand our product portfolio and enhance existing products.
Selling, General and Administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$38,653	$40,577	$(1,924)	(5)%
% of net revenue	16%	15%
Selling, general and administrative expense decreased $1.9 million to $38.7 million for the three months ended March 31, 2023, as compared to $40.6 million for the three months ended March 31, 2022. The decrease was primarily due to decreased amortization of intangibles and stock based-compensation expenses, partially offset by increased professional services and acquisition and integration costs.
We are closely managing our selling, general and administrative expenses; however, we expect selling, general and administrative expenses to increase in future years when we grow our sales and marketing organization to expand into existing and new markets.

Impairment losses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Impairment losses	$2,438	$—	$2,438	N/A
% of net revenue	1%	—%

Impairment losses in the three months ended March 31, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$4,648	$—	$4,648	N/A
% of net revenue	2%	—%
Restructuring charges increased $4.6 million to $4.6 million for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. Restructuring charges in the three months ended March 31, 2023 consisted primarily of $4.6 million of employee severance-related charges from a reduction in force.

    Interest and Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(2,178)	$(3,088)	$910	(29)%
% of net revenue	(1)%	(1)%
Interest and other income (expense), net changed by $0.9 million from a net expense of $3.1 million in the three months ended March 31, 2022 to a net expense of $2.2 million for the three months ended March 31, 2023. The change in interest and other income (expense), net was primarily due to the impact of a $0.6 million increase in interest income plus a $0.4 million change in other income (expense), net, from expense of $0.8 million in the 2022 period to expense of $0.3 million in the 2023 period.
The $0.6 million increase in interest income is due to higher interest rates on a higher balance of interest bearing cash equivalents. The $0.4 million change in other income (expense), net primarily related to $0.7 million impact from foreign currency fluctuations, partially offset by $1.1 million impact of change from $1.0 million in net unrealized holding gain in the 2022 period to net unrealized holding loss of $0.2 million recognized on equity securities that are marked to market value in other income (expense), net.
Income Tax Provision

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Income tax provision	$15,566	$11,453	$4,113	36%

The income tax provision for the three months ended March 31, 2023 was $15.6 million compared to an income tax provision of $11.5 million for the three months ended March 31, 2022.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, research and development credits, stock based compensation, excess tax benefits related to stock-based compensation, and the release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of certain reserves for uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the three months ended March 31, 2023 and 2022 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $207.9 million, restricted cash of $1.0 million and net accounts receivable of $188.7 million. Additionally, as of March 31, 2023, our working capital was $293.4 million.
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
We also use cash to pay down outstanding debt, and from time to time, make investments. As of March 31, 2023, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of March 31, 2023. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we are mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, particularly with respect to our anticipated debt associated with the Silicon Motion merger, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “In order to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will incur material indebtedness of up to $3.5 billion and we may also use a portion of Silicon Motion’s and our cash resources, and we may decide to issue additional shares of our common stock to reduce our overall leverage ratio. This material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions” for a discussion for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of intangible assets and unrealized holding gains or losses on marketable equity securities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash proceeds from issuance of common stock and debt and cash used to pay down outstanding debt are included in financing activities in our consolidated statements of cash flows.
As of March 31, 2023, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$—	$125,000
Operating lease obligations	33,379	8,444	15,619	8,745	571
Inventory purchase obligations	92,414	92,387	27	—	—
Other obligations	33,346	20,820	12,526	—	—
Total	$284,139	$121,651	$28,172	$8,745	$125,571
Our planned capital expenditures as of March 31, 2023 were not material. Our consolidated balance sheet at March 31, 2023 included $6.4 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Working capital	$293,424	$222,038
Cash and cash equivalents	$207,850	$187,353
Short-term restricted cash	964	982
Long-term restricted cash	22	22
Total cash, cash equivalents, and restricted cash	$208,836	$188,357

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$42,159	$134,166
Net cash used in investing activities	(15,511)	(42,762)
Net cash used in financing activities	(6,170)	(70,659)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(230)
Increase in cash, cash equivalents and restricted cash	$20,479	$20,515
Cash Flows from Operating Activities
Net cash provided by operating activities was $42.2 million for the three months ended March 31, 2023. Net cash provided by operating activities consisted of positive impact of net income of $9.5 million, non-cash items of $38.9 million, and changes in operating assets and liabilities of $13.9 million and excess tax benefits and deferred income taxes totaling $7.6 million. Non-cash items included in net income for the three months ended March 31, 2023 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $19.2 million, stock-based compensation of $16.4 million, and impairment losses of $2.4 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $15.5 million for the three months ended March 31, 2023 and consisted of cash used in acquisition of Company Y of $9.7 million and purchases of property and equipment of $5.2 million.

Net cash used in investing activities was $42.8 million for the three months ended March 31, 2022 and consisted of purchases of long-term investments in a private entity of $23.3 million, proceeds loaned under notes receivable of $10.0 million, purchases of property and equipment of $4.8 million, and purchases of intangible assets of $4.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $6.2 million for the three months ended March 31, 2023. Net cash used in financing activities consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units of $6.2 million.
Net cash used in financing activities was $70.7 million for the three months ended March 31, 2022. Net cash used in financing activities consisted primarily of common stock repurchases of $26.3 million, minimum tax withholding paid on behalf of employees for restricted stock units of $24.4 million, and repayments of debt of $20.0 million.
We believe that our $207.9 million of cash and cash equivalents at March 31, 2023 will be sufficient to fund our projected operating requirements for at least the next twelve months, excluding anticipated cash expenditures for the pending merger and related integration costs which will be financed primarily through additional debt under the Senior Secured Credit Facilities. As of March 31, 2023, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. Upon consummation of our merger with Silicon Motion and execution of related merger financing agreements, we expect that a portion of the proceeds from the Senior Secured Credit Facilities associated with the merger, described in more detail above, will be used to repay our existing indebtedness in full, and our indebtedness may increase up to $3.5 billion under the Senior Secured Credit Facilities. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of March 31, 2023. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
Our cash and cash equivalents in recent years have been favorably affected by our implementation of an equity-based bonus program for our employees, including executives. In connection with that bonus program, in February 2023, we issued 0.9 million freely-tradable (subject to restrictions for affiliates) shares of our common stock in settlement of bonus awards for the 2022 performance period. We expect to implement a similar equity-based plan for fiscal 2023, but our compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2023 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $0.9 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10% during the three months ended March 31, 2023, the rate increase would have resulted in an immaterial increase to interest expense. We are currently mitigating the impact of rising interest rates with prepayments of principal on our indebtedness and we believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations.
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
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to filing this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Bell Semiconductor Litigation
On August 11, 2022, Bell Semiconductor LLC, or Bell Semiconductor, filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 6,436,807 and 7,007,259, and requested monetary damages and a permanent injunction as relief.
On August 26, 2022, Bell Semiconductor filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent Nos. 7,149,989 and 7,260,803, and requested monetary damages and a permanent injunction as relief.
On October 7, 2022 Bell Semiconductor filed suit against MaxLinear in the Southern District of California alleging infringement of U.S. Patent No. 7,396,760, and requested monetary damages and a permanent injunction as relief.
Specifically, on October 13, 2023, Bell Semiconductor also filed suit against MaxLinear before the U.S. International Trade Commission alleging infringement of U.S. Patent No. 7,396,760. This was instituted by the Commission as Investigation No. 337-TA-1342 on November 23, 2022. Bell Semiconductor requested as relief a limited exclusion order and cease and desist order.
On March 10, 2023, Bell Semiconductor and MaxLinear entered into a Settlement and Patent License Agreement, or the Settlement Agreement, in settlement and release of all claims above. The Settlement Agreement also grants MaxLinear and its affiliates, a license of certain listed patents with respected to certain licensed products for a term that continues until the expiration of the last surviving claim of such licensed patents.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above, some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of March 31, 2023, other than the matter described above, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

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
For the risks relating to our pending merger with Silicon Motion, please refer to the section of these risk factors captioned “Risks Relating to the Proposed Merger with Silicon Motion.”
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
•Our ability to complete the merger is subject to various closing conditions, including antitrust approval by SAMR in China, which may contain burdensome conditions that could have a material adverse effect on our operation of the business following the merger.
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
•After completion of the merger, we will be exposed to additional risks associated with doing business in Taiwan.
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
•Increased tariffs or the imposition of other trade barriers could have a material adverse effect on our revenues and operating results.
•We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology or if such authorizations are revoked, and we will be subject to legal and regulatory consequences for any noncompliance with applicable export laws.
•We are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments. For example, as more entities are added to restricted export control lists, our need to seek authorizations from the U.S. government may impact our ability to do business.
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
•A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current level of revenue and/or manage future growth effectively. The impact of excess inventory in the channel could continue to influence our customers’ expected demand for certain of our products.
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
Risks Relating to Intellectual Property
•We have settled in the past intellectual property litigation, and are currently facing and may in the future face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle and result in the loss of significant rights.
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
•our ability to maintain, develop, and deepen relationships with customers of Silicon Motion; and
•other financial and strategic risks of the merger, including the possible impact of our reduced liquidity resulting from deal-related cash outlays, the credit risk associated from the potential debt facility described below, and continued uncertainty arising from the global economic downturn.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Silicon Motion, and we cannot provide assurances with respect to our ability to realize the cost savings that we currently anticipate. Risks and uncertainties that could potentially impact our future operating results and cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Silicon Motion successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the merger in the amounts that we currently anticipate including a decline in Silicon Motion’s revenues as a result of a global economic downturn and its impacts on customer demand for their products; risks relating to the willingness of Silicon Motion’s customers and other partners to continue to conduct business with MaxLinear; risks related to changes in government regulations, including those related to export controls; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Silicon Motion specifically. Any failure to integrate Silicon Motion successfully and to realize the financial benefits we currently anticipate from the merger would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

Failure to integrate our business and operations successfully with those of Silicon Motion in the expected timeframe or otherwise may adversely affect our operating results and financial condition if the merger is completed.
The success of the proposed merger with Silicon Motion will depend, in substantial part, on our ability to integrate Silicon Motion’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Silicon Motion’s product portfolio. Historically, we and Silicon Motion have been independent companies, and we will continue to operate as such until the consummation of the merger. We expect that the integration will be complex and time consuming and will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. We may face significant challenges in consolidating our operations with Silicon Motion, integrating the two companies’ business processes, technologies, operations and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If the companies are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected and there could be increased compliance risks. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material adverse effect on the trading price or trading volume of our common stock.
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
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Silicon Motion products after the merger is consummated, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the merger. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us. These disruptions could have a material adverse effect on our business, operating results, and financial condition while the merger is pending or after it is consummated. The adverse effect of any such disruptions could be exacerbated by a delay in the consummation of the merger for any reason, including delays associated with obtaining antitrust approval from SAMR, or termination of the agreement and plan of merger, or the Merger Agreement, with Silicon Motion. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material adverse effect on the trading price or trading volume of our common stock.
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
The consummation of the merger is subject to certain customary closing conditions such as antitrust approval from SAMR. Under certain circumstances, we could be required to pay Silicon Motion a termination fee if the Merger Agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or the merger is not consummated by May 5, 2023, or the current extended Outside Date. The Outside Date will be automatically extended to August 7, 2023, if all conditions to closing have been met, other than certain exceptions related to regulatory matters. However, in certain circumstances, the right to terminate the Merger Agreement would not be available to a party in material breach of the Merger Agreement.
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
Our ability to complete the merger is subject to various closing conditions, including certain required antitrust approval from SAMR, which may contain burdensome conditions that could have a material adverse effect on our operation of the business following the merger.
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
We can provide no assurance that the various closing conditions will be satisfied, that the necessary antitrust approval from SAMR will be obtained, or that any required conditions will not materially adversely affect our business following the merger. If we are required to undertake divestitures or to commit to certain behavioral remedies in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and our business, operating results, and financial condition after the merger may be adversely affected. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our common stock.
In order to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will incur material indebtedness of up to $3.5 billion and we may also use a portion of Silicon Motion’s and our cash resources, and we may decide to issue additional shares of our common stock to reduce our overall leverage ratio. This material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As previously disclosed, MaxLinear will finance the merger in part with the Senior Secured Credit Facilities, which will provide funding of up to $3.5 billion. We may also use a portion of Silicon Motion’s and our cash resources, and we may decide to issue additional shares of common stock to reduce our overall leverage ratio. A portion of the proceeds from the Senior Secured Credit Facilities will be used to repay existing debt in full. As of March 31, 2023, our aggregate indebtedness was $125.0 million.
The material increase in our indebtedness to up to $3.5 billion will adversely affect our interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. Issuing additional shares of common stock, if material, will result in dilution of existing shares outstanding. In addition, the loan agreements will contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Such financial and operational covenants will include compliance with a secured net leverage ratio test. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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
As of the date of this filing of our quarterly report on Form 10-Q, four lawsuits challenging the merger with Silicon Motion have been dismissed. However, Silicon Motion has received several shareholder demand letters, and potential plaintiffs may file additional lawsuits challenging the merger. The outcome of any current demand letters or future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the merger and result in substantial costs to us and/or Silicon Motion, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing is the absence of any provision of applicable law or order by any court or governmental entity (subject to certain limited exceptions) that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our or Silicon Motion’s business, financial conditions, results of operations and cash flows.
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
After completion of the merger, we will be exposed to additional risks associated with doing business in Taiwan because of tense regional geopolitical risk with China.
Following the merger, the revenue and operations of Silicon Motion will form a substantial portion of our revenue and operations, and since most of Silicon Motion’s business operations are in Taiwan and its principal executive offices are in Hong Kong, risks of conducting business in Taiwan and Hong Kong, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia” will be further intensified. As the United States tightens export controls on China, Hong Kong and Taiwan are also affected and given Silicon Motion’s prevalence of operations in these regions, our potential regulatory compliance risks will increase.
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
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and may experience continued volatility in our sales and revenues in the near future. Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. For example, on March 10, 2023, Silicon Valley Bank, or SVB was placed into receivership with the Federal Deposit Insurance Corporation, or FDIC, which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, a government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, or related credit-rating downgrades could have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. This unpredictability could cause our customers to delay or reduce their capital expenditures and spending on our products, which would delay and lengthen sales cycles and negatively affect the overall demand for our products. Worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The current downturn, or any future downturns, may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
We sell our products throughout the world. Products shipped to Asia accounted for 77% of our net revenue in the three months ended March 31, 2023. In addition, as of March 31, 2023, approximately 79% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•public health emergencies, such as an outbreak of COVID-19;
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
We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
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
Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products may adversely affect our business, and other limitations imposed on our ability to export or sell our products may also harm our international and domestic revenue. In addition, it is possible that BIS can revoke licenses that have been granted or decline to re-issue such licenses upon their expiration. Although our policies, controls, and procedures are designed to maintain ongoing compliance with applicable export controls laws, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. For example, our products could be diverted to bad actors. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. In addition, if our customers fail to comply with these regulations and laws, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The absence of comparable restrictions imposed on competitors based in other countries may adversely affect our competitive position.
To the extent that we do business with parties on the Entity List under export licenses, our business could be affected if the government does not grant or renew required licenses. We currently have a license from BIS that permit our transactions with a restricted party, but that license may be revoked at any time or denied for renewal when the license expires.
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
Additionally, current and future business with parties subject to significant export restrictions, including those named on the Entity List may be limited in scope or suspended entirely in order to comply with the EAR or other applicable laws or regulations and, as a result, our revenue could be adversely impacted until a license is granted or renewed. It is possible that the U.S. government may not grant licenses or renew licenses to transact business with entities on the Entity List.
In September 2022, we self-identified a potential violation of the EAR related to certain transactions with one of our foundry partners in China on the Entity List, or Specific Foundry Partner, in which limited technology in the form of test results and failure analysis reports were furnished to our Specific Foundry Partner without authorization under the EAR. Upon discovery, (1) we took immediate action to remediate, including by preventing recurrence and (2) our Audit Committee engaged outside counsel to conduct a privileged investigation. This investigation has been completed. On March 3, 2023, we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations for which we have taken actions to remediate the infractions. Our voluntary self-disclosure is currently under review at BIS, and it is unknown when such review will be completed.
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
Beginning in May 2019 and subsequently, other than for certain transactions for which we have a valid export license issued by BIS, we ceased business operations with entities affiliated with Huawei Technologies Co., Ltd., or Huawei and certain other entities, following an amendment to the EAR adding such entities to the Entity List for acting contrary to the national security or foreign policy interests of the United States. As noted above, the export license that is currently issued can be revoked or BIS could choose not to renew this license, which would halt the currently-approved licensed activities.
In September 2020, we further restricted business operations with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Entity List.
The BIS has been adding many new entities to the Entity List and Unverified List. It is possible that entities currently on the Unverified List may be added to the Entity List if certain conditions are not met. As noted above, our ability to sell or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers. This also raises an additional risk that China may enact retaliatory legislation or regulations that may raise similar adverse risks.
We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping, including obtaining user statements from entities on the Unverified List. Failure to obtain any required license would likely result in a loss of business and a corresponding negative impact on our financial position and results of operations.
We believe direct impacts of the economic sanctions against Russia and the military conflict in Ukraine are currently limited to volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products. However, the magnitude of such price volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. The Company does not currently sell product in Russia, or sell product to distributors for resale in Russia.
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
In the three months ended March 31, 2023, one customer accounted for 15% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue, of which distributor customers accounted for 16% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
Our relationships with some customers may deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we sometimes offer customers favorable prices on our products which results in a decline in our average selling prices and, if material, a decline in our gross margins. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could seriously impact our revenue and materially and adversely affect our results of operations.
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
For the three months ended March 31, 2023 and 2022, revenue directly attributable to broadband applications accounted for approximately 33% and 51% of our net revenue, respectively. Delays in the development of, or unexpected developments in, the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For three months ended March 31, 2023 and 2022, our research and development expense was $67.3 million and $65.9 million, respectively. We expect our research and development expenses to increase in future years when we expand our product portfolio and enhance existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current level of revenue and/or manage future growth effectively. The impact of excess inventory in the channel could continue to influence our customers’ expected demand for certain of our products.
Our net revenue decreased from $263.9 million in the three months ended March 31, 2022 to $248.4 million in the three months ended March 31, 2023. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. Continued uncertainty in customer demand as well as the global economy could continue to result in increased volatility in our sales and revenues, and we may not sustain our current level of revenue. Further, the impact of excess inventory in the channel could continue to influence our customers’ expected demand for certain of our products. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth, if any. If we are unable to resume adequate revenue growth, our financial results could suffer and our stock price could decline.
To manage any future growth successfully, we believe we must effectively, among other things:
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
If we are unable to resume and manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures.

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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have recently experienced fluctuations, including declines, in the market price of our stock, and a reduction in force which could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results which has negatively affected our inventory levels, sales and operating results.
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could continue to lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in and expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
•seasonality or cyclical fluctuations in our markets;

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
•impairment of long-lived assets, including masks and production equipment; and
•the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
As indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. There has been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. In October 2022, we restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023. We could incur increased administrative and legal costs in order to respond to any inquiries or prepare voluntary self-disclosures to the appropriate government agency. Any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective. The Company has adopted a new Code of Ethics and Business Conduct and will be implementing an enhanced Global Compliance and Ethics Program overseen by the Chief Compliance Officer.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Since that time, our internal information technology team, supplemented by a leading cyber defense firm, took steps aimed at containing and assessing this incident, including implementing enhanced security controls aimed at protecting our information technology systems. Since that event, security breaches and incidents, computer malware and computer hacking attacks have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. We experience cyber-attacks of varying degrees on our technology infrastructure and systems and notwithstanding our defensive measures, experienced programmers, hackers or state actors may be able to penetrate our security controls through attacks such as phishing, impersonating authorized users, ransomware, viruses, worms and other malicious software programs, exploitation of design flaws, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time. Geopolitical tensions or conflicts may create heightened risk of cyber-attacks and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Businesses we acquire may increase the scope and complexity of our information technology systems, and this may increase our risk exposure to cyber-attack when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information.
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
We may be subject to supply chain attacks where threat actors attempt to inject malicious code into our products thus infecting our products and the systems of our customers. Any such supply chain attack could have magnified damages to our business as a direct result of the attack as well as due to a loss of credibility or reputation with our customers. Such attempts are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations.
Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data, and we rely on third parties to store and otherwise process data for us. We are dependent on the information security systems of these third parties and they face substantial security risks similar to those outlined above. Any security breaches or incidents or other unauthorized access by third parties to the systems of our suppliers, service providers, or other third parties with access to our sensitive data, or the existence of computer viruses, ransomware or other malicious code in their data, software, or hardware, could result in disruptions or failures of systems used in our business, payments to fraudulent bank accounts, and expose us to a risk of loss, misappropriation, unavailability and other unauthorized processing of information. Any of the foregoing, or the perception any of them has occurred, could have a material adverse impact on our business, operations and financial results.
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process personal data and other data as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. These laws may require that our overall information technology security environment meet certain standards and/or be certified. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expands the CCPA and was effective as of January 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah, Connecticut and Iowa. In 2021, the National People’s Congress

passed the Data Security Law of the People’s Republic of China, or the Data Security Law. The Data Security Law is the first comprehensive data security legislation in the People's Republic of China, or China, and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers.
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
As of March 31, 2023, our aggregate indebtedness was $125.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As of March 31, 2023, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of March 31, 2023. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
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
We have completed multiple acquisitions in the past eight years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions has resulted and could result in:
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
We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary antitrust approvals or complete such transactions on terms that are favorable to us.
We have in the past been and may in the future be party to ligation related to acquisitions. Any adverse determination in litigation resulting from acquisitions could have a material adverse effect on our business and operating results.
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome
We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. For example. we have implemented a reduction in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation, are currently facing, and may in the future face additional claims of intellectual property infringement. Any current or future litigation could be time-consuming, costly to defend or settle and result in the loss of significant rights.
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, we were recently involved in a litigation with Bell Semiconductor, which has since been settled pursuant to a Settlement and Patent License Agreement. In addition, from time to time, we receive correspondence from competitors and other third parties seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests and claims as received and could be required to enter license agreements with respect to third party intellectual property rights or indemnify third parties, either of which could have a material adverse effect on our future operating results.
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
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control or inventory oversupply during periods of decreased demand. For example, we have experienced inventory oversupply in certain of our products due to changes in customer demand which has added to volatility in managing the business. Inventory oversupply could also lead to inventory write-downs, including charges for any excess or obsolete inventory which, if material, could negatively impact our gross margins;
•failure by us, our customers, or their end customers to qualify a selected supplier;
•reduced control over delivery schedules and quality;
•shortages of materials;
•misappropriation of our intellectual property;
•limited warranties on wafers or products supplied to us;
•potential increases in prices; and
•our use of SMIC, which is currently a restricted party on the BIS entity list, to manufacture certain of our products may be impaired if one or more of the following were to occur: (1) we are unable to obtain U.S. export licenses authorizing its interactions and technology exchanges with SMIC, or (2) if BIS increases export control restrictions to SMIC without the ability for us to obtain a U.S. export license, or (3) U.S. providers of semiconductor manufacturer equipment are unable to export such equipment or related spare or replacement parts used in the manufacture of our products, or obtain a license to export such equipment and parts, to SMIC.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. For example, as a result of the extension of the lunar new year holidays due to the outbreak of COVID-19, certain of our product shipments from China were temporarily delayed in the first quarter of 2020. Although we continue to monitor impacts from COVID-19 globally on our business, it is currently unknown whether any resurgence of the outbreak will occur and disrupt our product shipments or impact manufacturing in the region over future periods. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. If such disruption were to recur over a prolonged period, it could have a material impact on our revenue and business. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 43% and 47% of our net revenue in the three months ended March 31, 2023 and 2022, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, currently we do not have long-term supply contracts with any other third-party vendors, including but, not limited to SMIC, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the three months ended March 31, 2023, the trading price of our common stock ranged from a low of $32.00 to a high of $43.66. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2023, we had approximately 80.0 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2022 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.9 million shares of our common stock for the 2022 performance period in February 2023. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.

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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of March 31, 2023, our balance sheet reflected goodwill of $318.9 million and other intangible assets of $96.4 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of March 31, 2023, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
In April 2023, we completed a reduction of our workforce, or the Workforce Reduction. The Workforce Reduction is intended to align our operational needs with the changes in macroeconomic conditions and the near-term demand environment while continuing to support the long-term business strategy by reducing our operating expenses.
As a result of the Workforce Reduction, in the three months ended March 31, 2023, we incurred approximately $4.6 million in restructuring costs primarily related to severance costs and related expenses, and estimate that we will incur approximately $4 million to $5 million in additional such costs through the rest of 2023 due to statutory requirements in the jurisdictions in which the terminated employees were employed. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Workforce Reduction.
All statements other than statements of historical facts contained in the paragraphs above are forward-looking statements including statements relating to our plans, expectations, forecasts and future events. Such forward-looking statements include, but are not limited to, the potential of, and expectations regarding our statements relating to the expected impacts, charges and costs associated with the Workforce Reduction that we expect to incur.

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

MAXLINEAR, INC.

(Registrant)

Date:	April 26, 2023	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)