Form 10-Q
period 2023-06-30
MAXLINEAR, INC
filed 2023-07-27
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 19, 2023, the registrant had 81,015,838 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$224,579	$187,353
Short-term restricted cash	1,042	982
Short-term investments	20,488	18,529
Accounts receivable, net	155,834	170,971
Inventory	126,152	160,544
Prepaid expenses and other current assets	26,396	24,745
Total current assets	554,491	563,124
Long-term restricted cash	22	22
Property and equipment, net	73,845	79,018
Leased right-of-use assets	35,112	28,515
Intangible assets, net	91,203	109,316
Goodwill	318,456	306,739
Deferred tax assets	56,757	66,491
Other long-term assets	31,594	26,800
Total assets	$1,161,480	$1,180,025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,901	$68,576
Accrued price protection liability	80,133	113,274
Accrued expenses and other current liabilities	90,693	100,155
Accrued compensation	25,002	59,081
Total current liabilities	241,729	341,086
Long-term lease liabilities	30,712	23,353
Long-term debt	122,064	121,757
Other long-term liabilities	20,928	17,444
Total liabilities	415,433	503,640

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 80,930 shares issued and outstanding at June 30, 2023 and 78,745 shares issued and outstanding December 31, 2022	8	8
Additional paid-in capital	788,528	722,778
Accumulated other comprehensive loss	(2,291)	(1,021)
Accumulated deficit	(40,198)	(45,380)
Total stockholders’ equity	746,047	676,385
Total liabilities and stockholders’ equity	$1,161,480	$1,180,025

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$183,938	$280,009	$432,380	$543,936
Cost of net revenue	81,065	115,658	189,200	224,995
Gross profit	102,873	164,351	243,180	318,941
Operating expenses:
Research and development	70,657	80,395	137,948	146,281
Selling, general and administrative	33,717	44,487	72,370	85,064
Impairment losses	—	—	2,438	—
Restructuring charges	4,436	462	9,084	462
Total operating expenses	108,810	125,344	221,840	231,807
Income (loss) from operations	(5,937)	39,007	21,340	87,134
Interest income	1,903	82	2,536	113
Interest expense	(2,591)	(2,416)	(5,078)	(4,765)
Other income (expense), net	1,865	7,179	1,541	6,409
Total other income (expense), net	1,177	4,845	(1,001)	1,757
Income (loss) before income taxes	(4,760)	43,852	20,339	88,891
Income tax provision (benefit)	(409)	11,886	15,157	23,339
Net income (loss)	$(4,351)	$31,966	$5,182	$65,552
Net income (loss) per share:
Basic	$(0.05)	$0.41	$0.06	$0.85
Diluted	$(0.05)	$0.40	$0.06	$0.81
Shares used to compute net income (loss) per share:
Basic	80,446	77,858	79,961	77,527
Diluted	80,446	80,279	81,520	80,462

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(4,351)	$31,966	$5,182	$65,552
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit of $94 and $165 for the three and six months ended June 30, 2023, respectively, and net of tax benefit of $61 and $59 for the three and six months ended June 30, 2022, respectively	(1,078)	(3,988)	(1,270)	(5,063)
Other comprehensive loss	(1,078)	(3,988)	(1,270)	(5,063)
Total comprehensive income (loss)	$(5,429)	$27,978	$3,912	$60,489

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2023
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	78,745	$8	$722,778	$(1,021)	$(45,380)	$676,385
Common stock issued pursuant to equity awards, net	1,236	—	31,926	—	—	31,926
Stock-based compensation	—	—	16,460	—	—	16,460
Other comprehensive loss	—	—	—	(192)	—	(192)
Net income	—	—	—	—	9,533	9,533
Balance at March 31, 2023	79,981	8	771,164	(1,213)	(35,847)	734,112
Common stock issued pursuant to equity awards, net	808	—	(2,752)	—	—	(2,752)
Employee stock purchase plan	141	—	2,989	—	—	2,989
Stock-based compensation	—	—	17,127	—	—	17,127
Other comprehensive loss	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	(4,351)	(4,351)
Balance at June 30, 2023	80,930	$8	$788,528	$(2,291)	$(40,198)	$746,047

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$5,182	$65,552
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	37,909	43,449
Impairment losses	2,438	—
Amortization of debt issuance costs and accretion of discounts	1,173	957
Stock-based compensation	33,645	38,023
Deferred income taxes	8,886	7,359
Loss on disposal of property and equipment	2,041	164
Unrealized holding gain on investments	(1,959)	(3,859)
Impairment of leased right-of-use assets	—	462
(Gain) loss on foreign currency	153	(2,675)
Excess tax benefits on stock-based awards	(1,298)	(9,429)
Changes in operating assets and liabilities:
Accounts receivable	16,167	(16,969)
Inventory	34,392	(14,728)
Prepaid expenses and other assets	(5,652)	1,828
Accounts payable, accrued expenses and other current liabilities	(27,264)	62,621
Accrued compensation	3,862	21,355
Accrued price protection liability	(33,041)	70,797
Lease liabilities	(6,009)	(5,511)
Other long-term liabilities	2,112	(1,793)
Net cash provided by operating activities	72,737	257,603

Investing Activities
Purchases of property and equipment	(10,253)	(15,506)
Purchases of intangible assets	(5,524)	(5,204)
Cash used in acquisitions, net of cash acquired	(12,384)	—
Proceeds loaned under notes receivable	—	(10,000)
Purchases of investments	—	(28,325)
Net cash used in investing activities	(28,161)	(59,035)

Financing Activities
Repayment of debt	—	(60,000)
Net proceeds from issuance of common stock	3,076	3,133
Minimum tax withholding paid on behalf of employees for restricted stock units	(9,138)	(28,147)
Repurchase of common stock	—	(31,511)
Net cash used in financing activities	(6,062)	(116,525)
Effect of exchange rate changes on cash and cash equivalents	(1,228)	(1,362)
Increase in cash, cash equivalents and restricted cash	37,286	80,681
Cash, cash equivalents and restricted cash at beginning of period	188,357	131,738
Cash, cash equivalents and restricted cash at end of period	$225,643	$212,419

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,503	$4,277
Cash paid for income taxes	$14,784	$9,470

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,225	$38,373
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 1, 2023, or the Annual Report. Interim results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 26, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,351)	$31,966	$5,182	$65,552
Denominator:
Weighted average common shares outstanding—basic	80,446	77,858	79,961	77,527
Dilutive common stock equivalents	—	2,421	1,559	2,935
Weighted average common shares outstanding—diluted	80,446	80,279	81,520	80,462
Net income (loss) per share:
Basic	$(0.05)	$0.41	$0.06	$0.85
Diluted	$(0.05)	$0.40	$0.06	$0.81
For the three months ended June 30, 2023 and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 5.4 million and 1.0 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
For the six months ended June 30, 2023 and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 3.2 million and 1.0 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

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
On July 26, 2023, MaxLinear provided notice to Silicon Motion that it has terminated the Merger Agreement and MaxLinear is relieved of its obligations to close because, among other reasons, (i) certain conditions to closing set forth in the Merger Agreement are not satisfied and are incapable of being satisfied, (ii) Silicon Motion has suffered a Material Adverse Effect that is continuing, (iii) Silicon Motion is in material breach of representations, warranties, covenants, and agreements in the Merger Agreement that give rise to the right of the Company to terminate, and (iv) in any event, the First Extended Outside Date has passed and was not automatically extended because certain conditions in Article 6 of the Merger Agreement were not satisfied or waived as of May 5, 2023. Under the terms of the Merger Agreement, MaxLinear is not required to pay a break-up fee or other fee as a result of the termination of the Merger Agreement. Undefined capitalized terms in this paragraph have the same meaning as in the Merger Agreement.
Under the terms of the Merger Agreement, the transaction consideration consisted of $93.54 in cash and 0.388 shares of MaxLinear common stock for each Silicon Motion American Depositary Share, or ADS, (other than ADSs representing certain customary excluded shares) and $23.385 in cash and 0.097 shares of MaxLinear common stock for each Silicon Motion ordinary share not represented by an ADS (other than certain customary excluded shares), in each case, with cash in lieu of any fractional shares of MaxLinear common stock as set forth in the Merger Agreement. Upon closing of the terminated transaction, the current MaxLinear stockholders were expected to own approximately 86% of the combined company and former Silicon Motion securityholders were expected to own approximately 14% of the combined company. Based on the closing price of MaxLinear shares on May 4, 2022, the implied value of the total transaction consideration for Silicon Motion was approximately $3.8 billion. MaxLinear could have funded up to $3.1 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders as described below, which financing commitments were terminated upon termination of the Merger Agreement. Under the terms of the Merger Agreement, MaxLinear was required to assume Silicon Motion’s vested and unvested employee stock-based compensation awards.
The merger was not subject to any financing conditions but was pending satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, or HSR Act. On July 26, 2023, regulatory approval was received from the State Administration for Market Regulations, or SAMR, in China. Under the Merger Agreement, under certain circumstances, we could have been required to pay Silicon Motion a termination fee of $160 million if the Merger Agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or the merger is not consummated by the Outside Date, which, under the terms of the Merger Agreement, would have been automatically extended to August 7, 2023, if, as of May 5, 2023, all conditions to close were met, other than certain exceptions related to regulatory matters. On June 27, 2022, the HSR Act waiting period expired with respect to the previously pending merger; however, since the merger was not consummated by June 27, 2023, MaxLinear and Silicon Motion re-filed under the HSR Act on June 28, 2023. On July 13, 2022, the registration statement on Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On June 17, 2022, MaxLinear entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion, or the Term B Loan Facility, (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million, or the Term A Loan Facility and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities was contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by MaxLinear of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities could have been used to repay existing debt (Note 8) in full.
On October 24, 2022, MaxLinear entered into a second amended and restated commitment letter with Wells Fargo Bank and other lenders, which allowed for additional commitments in respect of the Term A Loan Facility to be effected by way of the joinder of additional commitment parties to the second amended and restated commitment letter, and allowed for an increase in the Term Loan A Loan Facility on a dollar-for-dollar basis by a corresponding decrease in the amount of the Term Loan B facility.
In connection with the termination of the merger agreement, the second amended and restated commitment letter with Wells Fargo Bank and other lenders was terminated.
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
Company Y is headquartered in Bangalore, India and operates as a provider of engineering design services.
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire Company Y (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$9,684
Contingent consideration(1)	2,200
Total purchase price	$11,884
_________________
(1) The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $2.6 million in payments subject to the acquired business’s satisfying certain financial and personnel objectives by June 17, 2024 under the Purchase Agreement. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Purchase Price Allocation
An allocation of purchase price as of the January 17, 2023 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily includes $0.2 million in net operating assets, with $11.7 million in goodwill.
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
Goodwill recorded in connection with Company Y was $11.7 million as of June 30, 2023. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
4. Restructuring Activity
During the three months ended March 31, 2023, the Company entered into a plan of restructuring to reduce its workforce as a result of internal resource alignment and cost saving measures. The Company incurred additional costs in the three months ended June 30, 2023 related to this plan of restructuring due to statutory requirements in the jurisdictions in which the terminated employees were employed. The Company’s management does not expect to incur additional costs associated with this plan of restructuring.
The following table presents the activity related to restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Employee separation expenses	$4,287	$—	$8,876	$—
Lease related charges	34	462	42	462
Other	115	—	166	—
	$4,436	$462	$9,084	$462
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2023. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2022	$971	$103	$8	$1,082
Restructuring charges	8,876	42	166	9,084
Cash payments	(4,391)	(123)	(166)	(4,680)
Non-cash charges and adjustments	—	29	(26)	3
Liability as of June 30, 2023	5,456	51	(18)	5,489
Less: current portion as of June 30, 2023	(5,456)	(51)	18	(5,489)
Long-term portion as of June 30, 2023	$—	$—	$—	$—

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$306,739	$306,668
Acquisitions (Note 3)	11,717	—
Adjustments	—	71
Ending balance	$318,456	$306,739
During the six months ended June 30, 2023, there was an increase in the carrying value of goodwill of $11.7 million related to the acquisition of Company Y.
The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded.
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the six months ended June 30, 2023 and 2022, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2023			December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$19,300	$(934)	$18,366	$21,764	$(580)	$21,184
Developed technology	6.9	311,261	(246,970)	64,291	311,261	(228,532)	82,729
Trademarks and trade names	6.2	14,800	(14,205)	595	14,800	(13,461)	1,339
Customer relationships	5.0	128,800	(125,577)	3,223	128,800	(124,807)	3,993
Backlog	5.3	500	(439)	61	500	(429)	71
Patents	7.0	4,781	(114)	4,667	—	—	—
	6.1	$479,442	$(388,239)	$91,203	$477,125	$(367,809)	$109,316

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of net revenue	$9,333	$9,865	$18,791	$20,712
Research and development	1	1	2	2
Selling, general and administrative	709	2,926	1,637	9,102
	$10,043	$12,792	$20,430	$29,816
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$109,316	$149,940
Additions	5,524	5,204
Other disposals	(769)	—
Transfers to developed technology from IPR&D	—	2,600
Amortization	(20,430)	(29,816)
Impairment losses	(2,438)	—
Ending balance	$91,203	$127,928
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended June 30, 2023 and 2022, no impairment losses related to finite-lived intangible assets were recognized. During the six months ended June 30, 2023 and 2022, impairment losses related to finite-lived intangible assets of $2.4 million and $0, respectively, were recognized. The impairment loss was attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2023:

Amount
(in thousands)
2023 (6 months)	$18,526
2024	24,427
2025	14,743
2026	13,634
2027	9,786
Thereafter	10,087
Total	$91,203

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. Financial Instruments
The composition of financial instruments is as follows:

	June 30, 2023
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$483	$—	$20,488

	December 31, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
Assets		(in thousands)
Marketable equity investments	$20,005	$—	$(1,476)	$18,529

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,620	2,941
At June 30, 2023, the Company held marketable equity investments with an aggregate fair value of $20.5 million that were in an unrealized gain position. The net unrealized gain of $0.5 million as of June 30, 2023 represents stock price fluctuations in the underlying securities held, and was recorded to other income (expense), net in the consolidated statement of operations.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The contingent consideration liability as of June 30, 2023 is associated with the Company’s acquisitions of Company X in December 2021 and Company Y in January 2023 (Note 3) and the contingent consideration liability as of December 31, 2022 is associated with the Company’s acquisition of Company X. The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company X was subject to the acquired business’s satisfaction of certain financial and personnel objectives by March 31, 2023, while the contingent consideration as it relates to Company Y is subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The financial and personnel objectives of Company X were achieved by March 31, 2023 and contingent consideration for Company X of $2.7 million was paid in April 2023 with the remaining $0.3 million to be paid in December 2023. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which resulted in total payments up to $3.0 million to Company X and may result in total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at June 30, 2023
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$20,488	$20,488	$—	$—

Liabilities
Contingent consideration	$2,620	$—	$—	$2,620

		Fair Value Measurements at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,529	$18,529	$—	$—

Liabilities
Contingent consideration	$2,941	$—	$—	$2,941

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30,
	2023	2022
Contingent Consideration
Beginning balance	$2,941	$2,700
Acquisitions(1)	2,200	—
Payments	(2,700)	—
Accretion of discount(1)	179	124
Ending balance	$2,620	$2,824
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the six months ended June 30, 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y and accretion of discounts on contingent consideration.
For the six months ended June 30, 2023, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.
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
Included in other long-term assets are investments in privately held entities of $11.8 million as of June 30, 2023 and December 31, 2022. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$224,579	$187,353
Short-term restricted cash	1,042	982
Long-term restricted cash	22	22
Total cash, cash equivalents and restricted cash	$225,643	$188,357
As of June 30, 2023 and December 31, 2022, cash and cash equivalents included money market funds of approximately $76.1 million and $0.4 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had restricted cash of approximately $1.1 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Work-in-process	$75,082	$97,840
Finished goods	51,070	62,704
	$126,152	$160,544

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2023	December 31, 2022
		(in thousands)
Furniture and fixtures	5	$3,919	$3,924
Machinery and equipment	3-5	73,709	74,258
Masks and production equipment	2-5	54,083	50,970
Software	3	14,046	10,111
Leasehold improvements	1-5	35,246	34,236
Construction in progress	N/A	956	7,602
		181,959	181,101
Less: accumulated depreciation and amortization		(108,114)	(102,083)
		$73,845	$79,018
Depreciation expense for the three months ended June 30, 2023 and 2022 was $6.5 million and $4.8 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $12.9 million and $9.6 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million, of which $2.0 million and $8.0 million are included in prepaid expenses and other current assets and other long-term assets, respectively, on the consolidated balance sheet as of June 30, 2023, and $10.0 million is included in other long-term assets as of December 31, 2022. Repayments of $2.0 million per year are due annually by March 31, from 2024 through 2027, provided that certain production utilization targets for the prior year are met.
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$113,274	$40,509
Charged as a reduction of revenue	37,726	102,426
Payments	(70,867)	(32,382)
Ending balance	$80,133	$110,553

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued technology license payments	$5,691	$7,402
Accrued professional fees	4,738	4,072
Accrued engineering and production costs	3,698	2,560
Accrued restructuring	5,489	1,082
Accrued royalty	1,446	1,662
Short-term lease liabilities	8,910	10,489
Accrued customer credits	195	304
Income tax liability	1,070	8,895
Customer contract liabilities	1,820	1,072
Accrued obligations to customers for price adjustments	50,187	52,392
Accrued obligations to customers for stock rotation rights	590	605
Contingent consideration - current portion	300	2,941
Other	6,559	6,679
	$90,693	$100,155
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2022	$(5,180)	$4,159	$(1,021)
Other comprehensive loss before reclassifications, net of tax	(1,270)	—	(1,270)
Balance at June 30, 2023	$(6,450)	$4,159	$(2,291)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(633)	(695)
Unamortized debt issuance costs	(2,303)	(2,548)
Net carrying amount of long-term debt	122,064	121,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,064	$121,757
As of June 30, 2023 and December 31, 2022, the weighted average effective interest rate on debt was approximately 7.2% and 3.8%, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended June 30, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.
During the six months ended June 30, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.3 million
The approximate aggregate fair value of the term loans outstanding as of June 30, 2023 and December 31, 2022 was $137.9 million and $137.4 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of June 30, 2023, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2023, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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
Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted Term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted Term SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted Term SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of Term SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of June 30, 2023, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At June 30, 2023, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2022. There have been no material changes to the terms of the Company’s equity incentive plans during the six months ended June 30, 2023.
As of June 30, 2023, the number of shares of common stock available for future issuance under the 2010 Plan was 15,831,248 shares. As of June 30, 2023, the number of shares of common stock available for future issuance under the ESPP was 5,749,724 shares.
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
2022 performance period. At June 30, 2023, the Company has an accrual of $5.1 million for bonus awards for employees for year-to-date achievement in the 2023 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of net revenue	$246	$162	$456	$325
Research and development	12,237	9,983	23,692	19,659
Selling, general and administrative	4,714	9,324	9,497	18,039
	$17,197	$19,469	$33,645	$38,023
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2023 was $168.5 million, and the weighted average period over which these equity awards are expected to vest is 2.73 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2023 was $9.5 million, and the weighted average period over which these equity awards are expected to vest is 1.62 years.
There was no unrecognized compensation cost related to unvested stock options as of June 30, 2023.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	6,080	$35.01
Granted	2,941	39.02
Vested	(2,058)	35.23
Canceled	(292)	38.62
Outstanding at June 30, 2023	6,671	$36.55
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
As of June 30, 2023, the Company believes that it is probable that it will achieve certain performance metrics specified in the respective award agreements based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	1,950	$34.07
Granted(1)	1,039	32.66
Vested	(233)	20.89
Canceled	(3)	48.24
Outstanding at June 30, 2023	2,753	$34.64
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2023 and 2022, there were 140,631 and 83,404 shares of common stock purchased under the ESPP at a weighted average price of $21.25 and $34.92, respectively.
The fair values of employee stock purchase rights for the latest ESPP offering period were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Weighted-average grant date fair value per share	$7.56 - $11.97	$14.25 - $18.82
Risk-free interest rate	4.54% - 5.24%	0.06% - 1.54%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	51.73% - 59.78%	43.83% - 69.74%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	393	$17.22
Exercised	(10)	13.05
Outstanding at June 30, 2023	383	$17.33	1.99	$5,442
Vested and expected to vest at June 30, 2023	383	$17.33	1.99	$5,442
Exercisable at June 30, 2023	383	$17.33	1.99	$5,442
No stock options were granted by the Company during the six months ended June 30, 2023.
The intrinsic value of stock options exercised was $0.1 million and $0.4 million in the three months ended June 30, 2023 and 2022, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The intrinsic value of stock options exercised was $0.2 million and $0.7 million in the six months ended June 30, 2023 and 2022, respectively.
Cash received from exercise of stock options was $0.1 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively.
Cash received from exercise of stock options was $0.1 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively.
The tax benefit from stock options exercised was $0.1 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively.
The tax benefit from stock options exercised was $0.3 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively.
10. Income Taxes
The provision for income taxes primarily relates to projected federal, state, and foreign income taxes. To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. For the six months ended June 30, 2023, the Company’s annual effective tax rate results in significant variation in the customary relationship between income tax expense and pre-tax income in interim periods. The Company is using the actual effective tax rate for the six months ended June 30, 2023 as the best estimate of the annual effective tax rate.
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
The Company recorded an income tax benefit of $0.4 million in the three months ended June 30, 2023 and an income tax provision of $11.9 million in the three months ended June 30, 2022.
The Company recorded an income tax provision of $15.2 million in the six months ended June 30, 2023 and an income tax provision of $23.3 million in the six months ended June 30, 2022.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
During the six months ended June 30, 2023, the Company’s unrecognized tax benefits increased by $0.8 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2023 were approximately $0.3 million and $0.01 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2023, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2019, 2018, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the six months ended June 30, 2023 and 2022 at the incentive rate.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage of total net revenue
Customer A	*	18%	*	17%
Customer B	*	11%	11%	11%
____________________________
*    Represents less than 10% of net revenues for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	June 30,	December 31,
	2023	2022
Percentage of gross accounts receivable
Customer C	*	11%
Customer D	16%	12%
Customer E	*	28%
Customer F	15%	*
Customer G	11%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Significant Suppliers
Suppliers comprising 10% or greater of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vendor A	11%	30%	19%	29%
Vendor B	29%	23%	26%	25%
Vendor C	*	13%	*	12%
Vendor D	12%	*	11%	*
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$128,328	70%	$227,655	81%	$320,831	74%	$439,320	81%
Europe	44,956	24%	38,193	14%	85,172	20%	76,974	14%
United States	8,906	5%	9,684	3%	21,090	5%	18,552	3%
Rest of world	1,748	1%	4,477	2%	5,287	1%	9,090	2%
Total	$183,938	100%	$280,009	100%	$432,380	100%	$543,936	100%
The products shipped to individual countries or territories representing 10% or greater of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Percentage of total net revenue
Hong Kong	32%	40%	31%	39%
China	12%	22%	14%	17%
Germany	10%	*	*	*
____________________________
*    Represents less than 10% of net revenues for the period presented.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for 10% or greater of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, and mainland China, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30,		December 31,
	2023		2022
	Amount	% of total	Amount	% of total
United States	$373,872	72%	$368,882	70%
Singapore	101,477	20%	109,613	21%
Rest of world	43,267	8%	45,093	9%
Total	$518,616	100%	$523,588	100%

12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Broadband	$53,549	$139,098	$135,230	$273,654
% of net revenue	29%	50%	31%	50%
Connectivity	37,939	56,400	104,207	116,579
% of net revenue	21%	20%	24%	21%
Infrastructure	49,262	35,889	95,564	69,070
% of net revenue	27%	13%	22%	13%
Industrial and multi-market	43,188	48,622	97,379	84,633
% of net revenue	23%	17%	23%	16%
Total net revenue	$183,938	$280,009	$432,380	$543,936
Revenues from sales through the Company’s distributors accounted for 53% and 45% of net revenue for the three months ended June 30, 2023 and 2022, respectively.
Revenues from sales through the Company’s distributors accounted for 47% and 46% of net revenue for the six months ended June 30, 2023 and 2022, respectively.
Contract Liabilities
As of June 30, 2023 and December 31, 2022, customer contract liabilities were approximately $1.8 million and $1.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the six months ended June 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the six months ended June 30, 2023 and 2022.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2023 and December 31, 2022, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $80.1 million and $113.3 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2023 were $50.2 million and $0.6 million, respectively, and as of December 31, 2022 were $52.4 million and $0.6 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in each of the six months ended June 30, 2023 and 2022 from net

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of June 30, 2023 and December 31, 2022, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.2 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 4.6% and 3.4%, respectively, and the weighted average remaining lease term for operating leases was 4.3 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2023:

Operating Leases
(in thousands)
2023 (6 months)	$5,678
2024	10,595
2025	10,576
2026	7,976
2027	5,689
Thereafter	4,064
Total minimum payments	44,578
Less: imputed interest	(4,955)
Total lease liabilities	39,622
Less: short-term lease liabilities	(8,910)
Long-term lease liabilities	$30,712
Operating lease cost was $2.5 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively.
Operating lease cost was $5.4 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.
Short-term lease costs for the three and six months ended June 30, 2023 and 2022 were not material.
There were $12.0 million and $4.1 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended June 30, 2023 and 2022, respectively.
There were $12.2 million and $11.9 million of right-of-use assets obtained in exchange for new lease liabilities for the six months ended June 30, 2023 and 2022, respectively.
14. Employee Retirement Plans
Defined Contribution Plan
The Company has a 401(k) defined contribution retirement plan (the 401(k) Plan) covering all eligible employees. Participants may voluntarily contribute on a pre-tax basis an amount not to exceed a maximum contribution amount pursuant to

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the 401(k) Plan for any of the periods presented.
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of June 30, 2023 and December 31, 2022, the defined benefit obligation was $1.1 million and $1.7 million, respectively. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
Net periodic benefit costs were $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2023, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2023 (6 months)	$32,943	$13,772	$46,715
2024	3,463	26,919	30,382
2025	10,231	22,567	32,798
2026	—	11,700	11,700
Total minimum payments	$46,637	$74,958	$121,595
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, funds of $10.0 million received from the other parties as of June 30, 2023 have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the six months ended June 30, 2023 and 2022, the Company recognized $0 and $3.8 million, respectively, in previously deferred amounts from other parties due to resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above and in “Part II. — Other Information, Item 1. — Legal Proceedings,” some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of June 30, 2023, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending on February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The share repurchase program has been temporarily suspended since July 2022 due to the Company’s previously pending merger with Silicon Motion (Note 3).
During the six months ended June 30, 2023, the Company did not repurchase any shares of its common stock under the repurchase program.
At June 30, 2023, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

17. Subsequent Events
On July 26, 2023, the Company provided notice to Silicon Motion that it has terminated the Merger Agreement (Note 3) and the Company is relieved of its obligations to close because, among other reasons, (i) certain conditions to closing set forth in the Merger Agreement are not satisfied and are incapable of being satisfied, (ii) Silicon Motion has suffered a Material Adverse Effect that is continuing, (iii) Silicon Motion is in material breach of representations, warranties, covenants, and agreements in the Merger Agreement that give rise to the right of the Company to terminate, and (iv) in any event, the First Extended Outside Date has passed and was not automatically extended because certain conditions in Article 6 of the Merger Agreement were not satisfied or waived as of May 5, 2023. Under the terms of the Merger Agreement, MaxLinear is not required to pay a break-up fee or other fee as a result of the termination of the Merger Agreement. Undefined capitalized terms in this paragraph have the same meaning as in the Merger Agreement.
In connection with the termination of the merger agreement, the second amended and restated commitment letter with Wells Fargo Bank and other lenders (Note 8) was terminated.

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
In the six months ended June 30, 2023, revenues of $432.4 million were derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; changes in export control regulations; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 74% and 81% of net revenue during the six months ended June 30, 2023 and 2022, respectively, including 31% from products shipped to Hong Kong and 14% from products shipped to mainland China during the six months ended June 30, 2023 and 39% from products shipped to Hong Kong and 17% from products shipped to mainland China during the six months ended June 30, 2022. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2023 and 2022 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers is comprised of both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2023, no single customer accounted for 10% or more of our net revenue, and our ten largest customers collectively accounted for 61% of our net revenue, of which distributor customers accounted for 16% of our net revenue. In the six months ended June 30, 2023, one customer accounted for 11% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue, of which distributor customers accounted for 10% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, satellite set-top boxes and broadband gateways.
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
Impact of the Global Economic Downturn
Inflation, and uncertainty in customer demand and the worldwide economy has continued, and we expect to experience continued volatility in our sales and revenues in the near future. In particular, we believe an economic downturn and inventory oversupply, in the channel, due to changes in customer demand will continue to add to volatility in managing the business. In addition, inventory oversupply could also lead to inventory write-downs, including charges for any excess or obsolete inventory which, if material, could negatively impact our gross margins. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times begin to shorten, and we are closely monitoring our inventory in channel. The magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
On July 26, 2023, we provided notice to Silicon Motion that we have terminated the Merger Agreement and we are relieved of our obligations to close because, among other reasons, (i) certain conditions to closing set forth in the Merger Agreement are not satisfied and are incapable of being satisfied, (ii) Silicon Motion has suffered a Material Adverse Effect that is continuing, (iii) Silicon Motion is in material breach of representations, warranties, covenants, and agreements in the Merger Agreement that give rise to our right to terminate, and (iv) in any event, the First Extended Outside Date has passed and was not automatically extended because certain conditions in Article 6 of the Merger Agreement were not satisfied or waived as of May 5, 2023. Under the terms of the Merger Agreement, MaxLinear is not required to pay a break-up fee or other fee as a result of the termination of the Merger Agreement. Undefined capitalized terms in this paragraph have the same meaning as in the Merger Agreement.

Under the terms of the Merger Agreement, the transaction consideration consisted of $93.54 in cash and 0.388 shares of our stock for each Silicon Motion American Depositary Share, or ADS, and $23.385 in cash and 0.097 shares of our common stock for each Silicon Motion ordinary share not represented by an ADS. Upon closing of the transaction, our current stockholders were expected to own approximately 86% of the combined company and former Silicon Motion securityholders were expected to own approximately 14% of the combined company. Based on the closing price of our common shares on May 4, 2022, the implied value of the total transaction consideration for Silicon Motion was approximately $3.8 billion. We could have funded up to $3.1 billion of cash consideration with cash on hand and fully committed debt financing of up to $3.5 billion from Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders as described below, which includes up to an additional $0.4 million to repay existing outstanding debt. Under the terms of the Merger Agreement, we were required to assume Silicon Motion’s vested and unvested employee stock-based compensation awards.
The merger was not subject to any financing conditions but was pending satisfaction of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On July 26, 2023, regulatory approval was received from the State Administration for Market Regulations, or SAMR, in China. On June 27, 2022, the HSR Act waiting period expired with respect to the previously pending merger; however, since the merger was not consummated by June 27, 2023, the parties re-filed under the HSR Act on June 28, 2023. On July 13, 2022, the Form S-4 was declared effective by the SEC. On August 31, 2022, the Silicon Motion securityholders approved the merger at the extraordinary general meeting.
On June 17, 2022, we entered into an amended and restated commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, which we collectively refer to as the Senior Secured Credit Facilities. The funding of the Senior Secured Credit Facilities was contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to credit facilities in accordance with the terms in the amended and restated commitment letter, and (ii) the consummation of the acquisition by us of Silicon Motion in accordance with the Merger Agreement. A portion of the proceeds from the Senior Secured Credit Facilities could have been used to repay existing debt in full.
On October 24, 2022, MaxLinear entered into a second amended and restated commitment letter with Wells Fargo Bank and other lenders, which allowed for additional commitments in respect of the Term A Loan Facility to be effected by way of the joinder of additional commitment parties to the second amended and restated commitment letter, and allowed for an increase in the Term Loan A Loan Facility on a dollar-for-dollar basis by a corresponding decrease in the amount of the Term Loan B facility.
In connection with the termination of the merger agreement, the commitments under the second amended and restated commitment letter with Wells Fargo Bank and other lenders was terminated.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission, or SEC, on February 1, 2023, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.

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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of net revenue	44	41	44	41
Gross profit	56	59	56	59
Operating expenses:
Research and development	38	29	32	27
Selling, general and administrative	18	16	17	16
Impairment losses	—	—	1	—
Restructuring charges	2	—	2	—
Total operating expenses	59	45	51	43
Income (loss) from operations	(3)	14	5	16
Interest income	1	—	1	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	1	3	—	—
Total other income (expense), net	1	2	—	—
Income (loss) before income taxes	(3)	16	5	16
Income tax provision (benefit)	—	4	4	4
Net income (loss)	(2)%	11%	1%	12%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$53,549	$139,098	$(85,549)	(62)%	$135,230	$273,654	$(138,424)	(51)%
% of net revenue	29%	50%			31%	50%
Connectivity	37,939	56,400	(18,461)	(33)%	104,207	116,579	(12,372)	(11)%
% of net revenue	21%	20%			24%	21%
Infrastructure	49,262	35,889	13,373	37%	95,564	69,070	26,494	38%
% of net revenue	27%	13%			22%	13%
Industrial and multi-market	43,188	48,622	(5,434)	(11)%	97,379	84,633	12,746	15%
% of net revenue	23%	17%			23%	16%
Total net revenue	$183,938	$280,009	$(96,071)	(34%)	$432,380	$543,936	$(111,556)	(21)%
Net revenue decreased $96.1 million to $183.9 million for the three months ended June 30, 2023, as compared to $280.0 million for the three months ended June 30, 2022, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in the prior year. The decrease in broadband net revenue of $85.5 million was primarily from gateway revenues, and to a lesser extent, cable. The decrease in connectivity revenue of $18.5 million was driven by declines in MoCA, ethernet and Wi-Fi revenues. The increase in infrastructure revenues of $13.4 million was primarily driven by an increase in wireless backhaul product shipments. The decrease in industrial and multi-market revenue of $5.4 million was related to decreased shipments of high-performance analog products, partially offset by improved component shipments.

Net revenue decreased $111.6 million to $432.4 million for the six months ended June 30, 2023, as compared to $543.9 million for the six months ended June 30, 2022, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in the prior year. The decrease in broadband net revenue of $138.4 million was primarily from gateway revenues, and to a lesser extent, cable, tuners and satellite. The decrease in connectivity revenue of $12.4 million was primarily driven by MoCA and ethernet revenues, partially offset by higher Wi-Fi revenues. The increase in infrastructure revenues of $26.5 million was primarily driven by an increase in wireless backhaul product shipments. The increase in industrial and multi-market revenue of $12.7 million was related to increased shipments of component products, partially offset by decreased shipments of high-performance analog products.
We currently expect that revenue will fluctuate in the future, from period-to-period, due to macroeconomic conditions impacting customer demand for certain products that is consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$81,065	$115,658	$(34,593)	(30)%	$189,200	224,995	(35,795)	(16)%
% of net revenue	44%	41%			44%	41%
Gross profit	102,873	164,351	(61,478)	(37)%	243,180	318,941	(75,761)	(24)%
% of net revenue	56%	59%			56%	59%
Cost of net revenue decreased $34.6 million to $81.1 million for the three months ended June 30, 2023, as compared to $115.7 million for the three months ended June 30, 2022. The decrease was primarily driven by lower sales and expenses. Gross profit percentage declined for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due primarily to revenue mix and decreased absorption of amortization of intangible assets.
Cost of net revenue decreased $35.8 million to $189.2 million for the six months ended June 30, 2023, as compared to $225.0 million for the six months ended June 30, 2022. The decrease was primarily driven by lower sales and expenses. Gross profit percentage declined for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due primarily to revenue mix and decreased absorption of amortization of intangible assets.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$70,657	$80,395	$(9,738)	(12)%	$137,948	$146,281	$(8,333)	(6)%
% of net revenue	38%	29%			32%	27%
Research and development expense decreased $9.7 million to $70.7 million for the three months ended June 30, 2023, as compared to $80.4 million for the three months ended June 30, 2022. The decrease was primarily driven by the impact from the decrease in headcount from a reduction in force.
Research and development expense decreased $8.3 million to $137.9 million for the six months ended June 30, 2023, as compared to $146.3 million for the six months ended June 30, 2022. The decrease was primarily driven by the impact from the decrease in headcount from a reduction in force.
We are closely managing our research and development expenses to meet evolving demand; however, we expect our research and development expenses to increase in future years when we expand our product portfolio and enhance existing products.

Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$33,717	$44,487	$(10,770)	(24)%	$72,370	$85,064	$(12,694)	(15)%
% of net revenue	18%	16%			17%	16%
Selling, general and administrative expense decreased $10.8 million to $33.7 million for the three months ended June 30, 2023, as compared to $44.5 million for the three months ended June 30, 2022. The decrease was primarily due to decreased amortization of intangibles and stock based-compensation expenses.
Selling, general and administrative expense decreased $12.7 million to $72.4 million for the six months ended June 30, 2023, as compared to $85.1 million for the six months ended June 30, 2022. The decrease was primarily due to decreased amortization of intangibles and stock based-compensation expenses.
We are closely managing our selling, general and administrative expenses; however, we expect selling, general and administrative expenses to increase in future years when we grow our sales and marketing organization to expand into existing and new markets.
Impairment losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$2,438	$—	$2,438	N/A
% of net revenue	—%	—%			1%	—%

Impairment losses in the six months ended June 30, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$4,436	$462	$3,974	860%	$9,084	$462	$8,622	1,866%
% of net revenue	2%	—%			2%	—%
Restructuring charges increased $4.0 million to $4.4 million for the three months ended June 30, 2023, compared to $0.5 million for the three months ended June 30, 2022. Restructuring charges in the three months ended June 30, 2023 consisted primarily of $4.3 million of employee severance-related charges from a reduction in force.
Restructuring charges increased $8.6 million to $9.1 million for the six months ended June 30, 2023, compared to $0.5 million for the six months ended June 30, 2022. Restructuring charges in the six months ended June 30, 2023 consisted primarily of $8.9 million of employee severance-related charges from a reduction in force.

    Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$1,177	$4,845	$(3,668)	(76)%	$(1,001)	$1,757	$(2,758)	(157)%
% of net revenue	1%	2%			—%	—%
Interest and other income (expense), net changed by $3.7 million from income of $4.8 million in the three months ended June 30, 2022 to income of $1.2 million for the three months ended June 30, 2023. The change in interest and other income (expense), net was primarily due to the impact of a $5.3 million decrease in other income (expense), net from income of $7.2 million in the 2022 period to income of $1.9 million in the 2023 period, partially offset by an increase in interest income of $1.8 million.
The $5.3 million decrease in other income (expense), net primarily related to impact of decrease in unrealized holding gain of $3.0 million from $4.8 million in the 2022 period to $1.8 million recognized on equity securities that are marked to market value in other income (expense), net, and $2.1 million impact from foreign currency fluctuations. The $1.8 million increase in interest income is due to higher interest rates on a higher balance of interest bearing cash equivalents.
Interest and other income (expense), net changed by $2.8 million from income of $1.8 million in the six months ended June 30, 2022 to expense of $1.0 million for the six months ended June 30, 2023. The change in interest and other income (expense), net was primarily due to a $4.9 million change in other income (expense), net, from income of $6.4 million in the 2022 period to income of $1.5 million in the 2023 period, partially offset by the impact of a $2.4 million increase in interest income.
The $4.9 million change in other income (expense), net primarily related to $1.9 million impact of change from $3.9 million in net unrealized holding gain in the 2022 period to net unrealized holding gain of $2.0 million recognized on equity securities that are marked to market value in other income (expense), net and $2.8 million impact from foreign currency fluctuations. The $2.4 million increase in interest income is due to higher interest rates on a higher balance of interest bearing cash equivalents.
Income Tax Provision (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(409)	$11,886	$(12,295)	(103)%	$15,157	$23,339	$(8,182)	(35)%
The income tax benefit for the three months ended June 30, 2023 was $0.4 million compared to an income tax provision of $11.9 million for the three months ended June 30, 2022.
The income tax provision for the six months ended June 30, 2023 was $15.2 million compared to an income tax provision of $23.3 million for the six months ended June 30, 2022.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the six months ended June 30, 2023 and 2022 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $224.6 million, restricted cash of $1.1 million and net accounts receivable of $155.8 million. Additionally, as of June 30, 2023, our working capital was $312.8 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we provided notice to Silicon Motion that we have terminated the Merger Agreement and we are relieved of our obligations to close.
As described in Note 3 to our unaudited consolidated financial statements, the implied value of the total transaction consideration for Silicon Motion was approximately $3.8 billion. MaxLinear could have funded up to $3.1 billion of cash consideration with cash on hand and fully committed debt financing from Wells Fargo Bank and other lenders. In June 2022 and October 2022, we amended and restated the commitment letter with Wells Fargo Bank and other lenders pursuant to which, subject to the terms and conditions set forth therein, the lenders committed to provide (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. Funding of the Senior Secured Credit Facilities was contingent on customary conditions, including, but not limited to the consummation of the merger and execution of definitive loan agreements. A portion of the proceeds from the Senior Secured Credit Facilities could have been used to repay our existing debt in full. In connection with the termination of the merger agreement, the second amended and restated commitment letter with Wells Fargo Bank and other lenders was terminated.
We also use cash to pay down outstanding debt, and from time to time, make investments. As of June 30, 2023, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of June 30, 2023. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.

Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “If we are required to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will incur material indebtedness of up to $3.5 billion and we may also use a portion of Silicon Motion’s and our cash resources, and we may decide to issue additional shares of our common stock to reduce our overall leverage ratio. This material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions” for a discussion for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, any requirement to consummate the previously pending merger with Silicon Motion, and any other potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
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
As of June 30, 2023, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	44,578	5,678	21,171	13,665	4,064
Inventory purchase obligations	46,637	32,943	13,694	—	—
Other obligations	74,958	13,772	49,486	11,700	—
Total	$291,173	$52,393	$84,351	$150,365	$4,064
Our planned capital expenditures as of June 30, 2023 were not material. Our consolidated balance sheet at June 30, 2023 included $5.6 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Working capital	$312,762	$222,038
Cash and cash equivalents	$224,579	$187,353
Short-term restricted cash	1,042	982
Long-term restricted cash	22	22
Total cash, cash equivalents, and restricted cash	$225,643	$188,357

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$72,737	$257,603
Net cash used in investing activities	(28,161)	(59,035)
Net cash used in financing activities	(6,062)	(116,525)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,228)	(1,362)
Increase in cash, cash equivalents and restricted cash	$37,286	$80,681
Cash Flows from Operating Activities
Net cash provided by operating activities was $72.7 million for the six months ended June 30, 2023. Net cash provided by operating activities consisted of positive impact of net income of $5.2 million, non-cash items of $75.4 million, and excess tax benefits and deferred income taxes totaling $7.6 million, partially offset by changes in operating assets and liabilities of $15.4 million . Non-cash items included in net income for the six months ended June 30, 2023 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $37.9 million, stock-based compensation of $33.6 million, impairment losses of $2.4 million, and loss on disposal of property and equipment of $2.0 million.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $28.2 million for the six months ended June 30, 2023 and consisted of purchases of property and equipment of $10.3 million, cash used in acquisitions of Company X and Y of $12.4 million (including $2.7 million contingent consideration paid to shareholders of Company X), and purchases of intangible assets of $5.5 million.

Net cash used in investing activities was $59.0 million for the six months ended June 30, 2022 and consisted of purchases of long-term investments in a private entity of $28.3 million, purchases of property and equipment of $15.5 million, proceeds loaned under notes receivable of $10.0 million, and purchases of intangible assets of $5.2 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $6.1 million for the six months ended June 30, 2023. Net cash used in financing activities consisted primarily of minimum tax withholding paid on behalf of employees for restricted stock units of $9.1 million, partially offset by net proceeds from issuance of our common stock upon exercise of stock options and purchases made under our ESPP of $3.1 million.
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
We believe that our $224.6 million of cash and cash equivalents at June 30, 2023 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of June 30, 2023, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of June 30, 2023. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the six months ended June 30, 2023 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.0 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10% during the three and six months ended June 30, 2023, the rate increase would have resulted in an immaterial increase to interest expense. We are currently mitigating the impact of rising interest rates with prepayments of principal on our indebtedness and we believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above, some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of June 30, 2023, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

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
For the risks relating to our previously pending merger with Silicon Motion, please refer to the section of these risk factors captioned “Risks Relating to the Previously Pending Merger with Silicon Motion.”
Risk Factor Summary
Risks Relating to the Previously Pending Merger with Silicon Motion
•Although we terminated the merger, Silicon Motion could challenge the validity of our termination, including by commencing a dispute proceeding pursuant to the terms of the agreement and plan of merger, or the Merger Agreement, requiring us to consummate the merger.
•If we are required to consummate the merger, our actual results could differ materially from any expectations or guidance, including with respect to any cost savings and other potential synergies.
•If we are required to consummate the merger, failure to integrate Silicon Motion with our business successfully in the expected timeframe may adversely affect our results and financial condition.
•Our business relationships, including customer relationships, and those of Silicon Motion, may be subject to disruption due to uncertainty associated with the previously pending merger.
•Motivating and retaining senior management and other key personnel may be difficult in light of the previously pending merger.
•If we are required to consummate the merger, we will be required to seek and obtain debt financing and/or equity financing, which may not be available, given that the prior commitments from Wells Fargo Bank and other lenders have been terminated and we will materially increase our indebtedness which adversely affects our operating results and cash flows and our new loan agreements will likely contain covenants that could adversely affect our operational freedom and ability to pursue strategic transactions.
•If we are required to consummate the merger and we finance such merger through the incurrence of additional indebtedness, servicing our materially increased indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay such indebtedness.
•Any dispute proceedings with Silicon Motion or additional securityholder lawsuits may cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
•The Merger Agreement with Silicon Motion contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
•Counterparties of Silicon Motion may acquire certain rights which could negatively affect us following the merger, if we are required to consummate the merger.
•If the merger is consummated, the ownership percentage interests of our stockholders will be reduced.
•If we are required to consummate the merger, we will be exposed to additional risks associated with doing business in Taiwan.

•We expect to incur substantial expenses related to the previously pending merger of MaxLinear and Silicon Motion.
•The market value of our common stock could decline if large amounts of our common stock are sold if we are required to consummate the merger.
Risks Related to Our Business
•Intense and increasing competition could have a material adverse effect on our revenue growth and market share.
•Global economic conditions, including factors such as high inflation and recession, could adversely affect our revenues, margins, and operating results.
•We are subject to the cyclical nature of the semiconductor industry.
•A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. We may not sustain our current level of revenue, which has declined, and/or manage future growth effectively. The impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products.
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
•The loss of, or a significant reduction in orders from major customers has had and could continue to have a material adverse effect on our revenue and operating results.
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
•Our operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.
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
•We may become involved in litigation as a result of our intellectual property, including patents we have divested. Any such litigation may be time consuming, costly, and a distraction to key engineers and management.

Risks Relating to Reliance on Third Parties
•Failure to manage our relationships with, or negative impacts from, third parties could adversely affect our ability to market and sell our products.
•Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
•A lack of long-term supply contracts, and any supply disruption, including as a result of government restrictions, could have a material adverse effect on our business.
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
Risks Relating to our Previously Pending Merger with Silicon Motion

Although we terminated the merger, Silicon Motion could challenge the validity of our termination, including by commencing a dispute proceeding pursuant to the terms of the agreement and plan of merger, or the Merger Agreement, requiring us to consummate the merger.

Although we terminated the merger, Silicon Motion could challenge the validity of our termination, including by commencing a dispute proceeding pursuant to the terms of the agreement and plan of merger, or the Merger Agreement, requiring us to consummate the merger. We intend to vigorously defend against any legal proceedings related to the merger, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings and could be required to consummate the merger according to the terms of the Merger Agreement and/or pay certain costs to Silicon Motion. If we are required to consummate the merger, we will be required to obtain new debt financing and/or equity financing to finance the merger and we may be unable to secure financing related to the merger. Legal proceedings are expensive and time-consuming, and may divert management’s attention from our business.
If we are required to consummate the merger, we will need to re-file under the HSR Act. In addition, if we are required to consummate the merger, we could be required to obtain approval from Silicon Motion’s shareholders to approve the merger. In such an event, governmental authorities could impose conditions on the completion of the merger that could delay consummation of the acquisition or have a material adverse effect on our business following the acquisition. In addition, if we are required to undertake divestitures or to commit to certain behavioral remedies in order to obtain any approvals required to complete the acquisition, we may be less able to realize anticipated benefits of the acquisition, and our business, operating results, and financial condition after the merger may be adversely affected. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition, and results of operations and on the trading price of our common stock.
We have incurred and will incur substantial costs in connection with the previously pending merger. These costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees, will be payable regardless of whether the merger is completed. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the merger. Since the merger has been terminated, we will have received little or no benefit in respect of such costs incurred. Since the merger has been terminated, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.

If we are required to consummate the merger, our actual financial and operating results could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.
The expectations and guidance we have provided with respect to the potential financial impact of the merger were subject to numerous assumptions including assumptions derived from our diligence efforts concerning the status of and prospects for Silicon Motion’s business, which we do not currently control, and assumptions relating to the near-term prospects for the semiconductor industry generally and the markets for Silicon Motion’s products in particular. Additional assumptions we have made relate to numerous matters, including (without limitation) the following:
•projections of Silicon Motion’s future revenues;
•the anticipated financial performance of Silicon Motion’s products and products currently in development;
•anticipated cost savings and other synergies associated with the merger, including potential revenue synergies;
•our capital structure after the merger;
•the amount of goodwill and intangibles that would have resulted from the merger;
•certain other purchase accounting adjustments that we expected to record in our financial statements in connection with the merger;
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
Silicon Motion has recently experienced a decline in its financial results and we cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of Silicon Motion, and we cannot provide assurances with respect to our ability to realize the cost savings that we anticipated. If we are required to consummate the merger, risks and uncertainties that could potentially impact our future operating results and cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate Silicon Motion successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from the merger in the amounts that we anticipated including a decline in Silicon Motion’s revenues as a result of a global economic downturn and its impacts on customer demand for their products; risks relating to the willingness of Silicon Motion’s customers and other partners to continue to conduct business with MaxLinear; risks related to changes in government regulations, including those related to export controls; and numerous risks and uncertainties that affect the semiconductor industry generally and the markets for our products and those of Silicon Motion specifically. If we are required to consummate the merger, any failure to integrate Silicon Motion successfully and to realize the financial benefits we anticipated from the merger would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Failure to integrate our business and operations successfully with those of Silicon Motion in the expected timeframe or otherwise may adversely affect our operating results and financial condition if the merger is completed.
The success of the previously pending merger with Silicon Motion was dependent, in substantial part, on our ability to integrate Silicon Motion’s business and operations successfully with those of MaxLinear and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, currently expected cost savings from duplicative functions; potential operational efficiencies in our respective supply chains and in research and development investments; and potential revenue growth resulting from the addition of Silicon Motion’s product portfolio. Historically, we and Silicon Motion have been independent companies, and we would have continued to operate as such until the consummation of the merger. We expect that any integration will be complex and time consuming and would require substantial management time and attention, which may divert attention and resources from other important areas, including our existing businesses. If we are required to consummate the merger, we may face significant challenges in consolidating our operations with Silicon

Motion, integrating the two companies’ business processes, technologies, operations and addressing the different corporate cultures of the two companies. Additional unanticipated costs may be incurred in the course of integrating our respective businesses. If we are required to consummate the merger and the companies are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected and there could be increased compliance risks. In such a case, we would expect our operating results and financial condition to be materially and adversely affected, which could also have a material adverse effect on the trading price or trading volume of our common stock.
Our business relationships, including customer relationships, and those of Silicon Motion may be subject to disruption due to uncertainty associated with the previously pending merger.
Customers, vendors, licensors, and other third parties with whom we or Silicon Motion do business or otherwise have relationships may experience uncertainty associated with the previously pending merger, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with MaxLinear or Silicon Motion. As a result, we were in many instances unable to evaluate the impact of the previously pending merger on certain assumed contractual rights and obligations, including intellectual property rights.
These business relationships may be subject to disruption as customers and others may elect to delay or defer purchase or design-win decisions or switch to other suppliers due to the uncertainty about the direction of our offerings, any perceived unwillingness on our part to support existing Silicon Motion products if the merger is consummated, or any general perceptions by customers or other third parties that impute operational or business challenges to us arising from the previously pending merger. In addition, customers or other third parties may attempt to negotiate changes in existing business relationships, which may result in additional obligations imposed on us.
These disruptions could have a material adverse effect on our business, operating results, and financial condition. The adverse effect of any such disruptions could be exacerbated as a result of us providing notice of termination to Silicon Motion. Any loss of customers, customer products, design win opportunities, or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition and could have a material adverse effect on the trading price or trading volume of our common stock.
We and Silicon Motion may have difficulty motivating and retaining senior management and other key personnel in light of the previously pending merger.
Uncertainty about the effect of the previously pending merger on our employees and those of Silicon Motion may have a material adverse effect on MaxLinear or Silicon Motion. This uncertainty may impair our or Silicon Motion’s ability to retain and motivate key personnel and our ability to retain and motivate them if the merger is consummated. Employee retention may be particularly challenging as our and Silicon Motion’s employees may experience frustrations during the integration process and uncertainty about their future roles with us following consummation of the merger. For the merger to be successful, we and Silicon Motion must continue to retain and motivate senior management and other key employees during the period before the merger is completed. Furthermore, after the merger is consummated, we must be successful at retaining and motivating key employees in order for the benefits of the transaction to be fully realized. If key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements, which could have a material adverse effect on our business, operating results, and financial condition.
If we are required to consummate the merger and distribute the cash consideration payable to Silicon Motion securityholders, we will be required to seek and obtain debt financing and/or equity financing and we may also use a portion of Silicon Motion’s and our cash resources, and we may decide to issue additional shares of our common stock to reduce our overall leverage ratio. If we finance the merger through the incurrence of additional indebtedness, this material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. The loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
If we are required to consummate the merger and we finance the merger through the incurrence of additional indebtedness, the material increase in our indebtedness will adversely affect our interest payment obligations and will adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. Issuing additional shares of common stock, if material, will result in dilution of existing shares outstanding. In addition, the loan agreements will contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Such financial and operational covenants will include compliance with a secured net leverage ratio test. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
Specifically, if we are required to consummate the merger and we finance the merger through the incurrence of additional indebtedness, our materially increased indebtedness could have important consequences to investors in our common stock, including the following:
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we may mitigate the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, particularly with respect to our anticipated debt associated with the Silicon Motion merger, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness;
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
MaxLinear stockholders or Silicon Motion securityholders could file additional lawsuits in the future related to the previously contemplated merger, which could cause us and/or Silicon Motion to incur substantial defense or settlement costs, or otherwise adversely affect us or Silicon Motion.
As of the date of this filing of our quarterly report on Form 10-Q, we are aware of four lawsuits challenging the merger with Silicon Motion that have been dismissed. However, Silicon Motion has received several shareholder demand letters, and potential plaintiffs may file additional lawsuits related to the previously contemplated merger. The outcome of any current demand letters or future litigation is uncertain. Such litigation, if not resolved, could result in substantial costs to us and/or Silicon Motion, including any costs associated with the indemnification of directors and officers. If we are required to consummate the merger, one of the conditions to the closing is the absence of any provision of applicable law or order by any court or governmental entity (subject to certain limited exceptions) that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the merger. Therefore, if we are required to consummate the merger and a plaintiff were successful in obtaining an injunction prohibiting the consummation of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. If we are required to consummate the merger, the defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our or Silicon Motion’s business, financial conditions, results of operations and cash flows.

The merger agreement with Silicon Motion contains provisions that could require us to pay Silicon Motion a termination fee of $160 million under certain circumstances.
The consummation of the merger is subject to certain customary closing conditions such as antitrust approval from SAMR, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. If we cannot demonstrate that we validly terminated the merger agreement, we could be required to pay Silicon Motion a termination fee. In addition, under the merger agreement, if the merger agreement is terminated by MaxLinear or Silicon Motion as a result of a court or other competent authority issuing an order pursuant to regulatory law permanently prohibiting the consummation of the merger, or the merger is not consummated by the Outside Date, which, under the terms of the Merger Agreement, would have been automatically extended to August 7, 2023, if, as of May 5, 2023, all conditions to closing were met, other than certain exceptions related to regulatory matters. However, in certain circumstances, the right to terminate the Merger Agreement would not be available to a party in material breach of the Merger Agreement.
Although we have terminated the merger, any uncertainty could materially harm our or Silicon Motion’s businesses and results of operations.
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
•the fact that we and Silicon Motion have and will continue to incur expenses related to the merger;
•the potential inability to respond effectively to competitive pressures, industry developments and future opportunities;
•We or Silicon Motion could be subject to costly litigation associated with the merger; and
•current and prospective employees may be uncertain about their roles and relationships with us or Silicon Motion following completion of the merger, which may adversely affect the ability of us or Silicon Motion to attract and retain key personnel.
If the merger is consummated, counterparties of Silicon Motion may acquire certain rights upon the merger, which could negatively affect us following the merger.
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
Whether a counterparty would have cancellation rights or other rights in connection with the merger depends upon the language and governing law of its agreement with Silicon Motion. Whether a counterparty exercises any cancellation rights or other rights it has would depend on, among other factors, such counterparty’s views with respect to our financial strength and business reputation following the merger, prevailing market conditions and the business implications of exercising any such rights. We and Silicon Motion cannot presently predict the effects, if any, if the previously pending merger is deemed to constitute an assignment or change in control under certain of Silicon Motion’s contracts and other arrangements, including the extent to which cancellation rights or other rights would be exercised, if at all, or the effect on our financial condition, results of operations or cash flows following the merger, but such effect could be material.

If we are required to consummate the merger with Silicon Motion, the issuance of shares of our common stock to Silicon Motion securityholders will reduce the ownership percentage interests of our stockholders.
If the merger with Silicon Motion is consummated, we expect to issue shares of our common stock to former Silicon Motion securityholders entitled to receive consideration pursuant to the Merger Agreement. If the merger is consummated, we expect that our stockholders will own approximately 86% and that Silicon Motion stockholders will own approximately 14% of our outstanding capital stock following completion of the merger. The issuance of shares of our common stock to Silicon Motion securityholders in the acquisition and the assumption by us of Silicon Motion restricted stock units will cause a reduction in the relative percentage voting and economic interests of our current stockholders.
If we are required to consummate the merger with Silicon Motion, we will be exposed to additional risks associated with doing business in Taiwan because of tense regional geopolitical risk with China.
If the merger is required to be consummated, following the merger, the revenue and operations of Silicon Motion will form a substantial portion of our revenue and operations, and since most of Silicon Motion’s business operations are in Taiwan and its principal executive offices are in Hong Kong, risks of conducting business in Taiwan and Hong Kong, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia” will be further intensified.
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
We expect to incur substantial expenses in connection with the pending merger and if the merger is required to be consummated, subsequent integration of Silicon Motion’s business with MaxLinear. We expect operational integration to require substantial management attention. Numerous factors, many of which are beyond our control, could affect the total cost or the timing of expected merger and integration expenses. Moreover, many of the expenses that will be incurred are by their nature difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Silicon Motion. These merger and integration expenses may result in MaxLinear’s taking significant charges against earnings.
The market value of our common stock could decline if large amounts of our common stock are sold if the merger with Silicon Motion is consummated.
If the merger is consummated, following the merger with Silicon Motion, our stockholders and former securityholders of Silicon Motion will own interests in a company operating an expanded business with more assets and a different mix of liabilities. Our current stockholders (and the securityholders of Silicon Motion who will receive our common stock in connection with the merger) may not wish to continue to invest in us, or may wish to reduce their investment in us, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which our common stock and Silicon Motion ADS are or were included. If, following the merger, large amounts of our common stock are sold, the price of our common stock could decline.
If we are required to consummate the merger, we will record goodwill in connection with the Silicon Motion merger that could become impaired and adversely affect our future operating results.
If we are required to consummate the merger, the merger with Silicon Motion will be accounted for as a business combination using the acquisition method of accounting by MaxLinear in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Silicon Motion will be recorded, as of completion, at their respective fair values and added to our assets and liabilities. Our reported financial condition and results of operations after completion of the merger will reflect Silicon Motion’s balances and results but will not be restated retroactively to reflect the historical financial position or results of operations of Silicon Motion for periods prior to the merger. As a result, comparisons of future results against prior period results will be more difficult for investors.

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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Broadcom Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Nokia Corp., Skyworks Solutions, Inc., Altera Corporation, Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, and Microchip Technology Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, a number of other public and private companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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

A significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price. Our revenue has declined, and we may not sustain our current level of revenue, which has declined, and/or manage future growth effectively. The impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products.
Our net revenue decreased from $280.0 million in the six months ended June 30, 2022 to $183.9 million in the six months ended June 30, 2023 and the decline in net revenue could continue in future periods. The decrease is as a result of macroeconomic conditions impacting customer demand. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. Continued uncertainty in customer demand as well as the global economy could continue to result in increased volatility in our sales and revenues, and we may not sustain our current level of revenue. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth, if any. If we are unable to resume adequate revenue growth and manage our operating expenses, our financial results could suffer and our stock price could decline.
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
We sell our products throughout the world. Products shipped to Asia accounted for 74% of our net revenue in the six months ended June 30, 2023. In addition, as of June 30, 2023, approximately 78% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
To the extent that we do business with parties on the Entity List under export licenses, our business could be affected if the government does not grant or renew required licenses. We currently have licenses from BIS that permit our transactions with two restricted parties, but those licenses may be revoked at any time or denied for renewal when the license expires.
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
In September 2022, we self-identified a potential violation of the EAR related to certain transactions with one of our foundry partners in China on the Entity List in which limited technology was furnished to our Specific Foundry Partner without authorization under the EAR. Upon discovery, (1) we took immediate action to remediate, including by preventing recurrence and (2) our Audit Committee engaged outside counsel to conduct a privileged investigation. On March 3, 2023, we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. On June 8, 2023, BIS closed out its review of our voluntary self-disclosure without monetary or other penalties and with the issuance of a “warning letter.”
We also are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia.
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the Russia-Ukraine conflict, and increased political tensions in Russia, Europe and Asia. Currently, significant uncertainty surrounds the future trade relationship between the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business. Additionally, policies made by other countries, such as China and Russia, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
Beginning in May 2019, we ceased normal business operations with entities affiliated with Huawei Technologies Co., Ltd., and certain other entities following an amendment to the EAR which added these entities to the Entity List for acting contrary to the national security or foreign policy of the United States. We obtained export licenses for certain transactions with these entities. As noted above, export licenses can be revoked or BIS could choose not to renew such licenses, which would halt the currently-approved licensed activities.
In September 2020, we further restricted business operations with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Entity List.
The BIS continues to add many new entities to the Entity List and Unverified List. As noted above, our ability to sell or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers.
We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping, including obtaining user statements from entities on the Unverified List. Failure to obtain any required license would likely result in a loss of business and a corresponding negative impact on our financial position and results of operations.
In October 2022, the BIS issued an interim final rule to implement (1) additional export controls on advanced computing integrated circuits (ICs), computer commodities that contain such ICs and certain semiconductor manufacturing items; (2) additional export control requirements for products and/or technologies that may be destined for facilities meeting certain criteria; and (3) additional export controls on transactions involving items for supercomputer and semiconductor manufacturing end uses. The additional export controls on certain manufacturing end-uses expanded the scope of items subject to license requirements for 28 Chinese entities already on the Entity List, which includes one immaterial customer of MaxLinear located in China and one customer of Silicon Motion.
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact MaxLinear and related entities. Such future developments related to U.S.-China relations may have an impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC.
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
We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from one or more of our major customers has had and could continue to have a material adverse effect on our revenue and operating results.
In the six months ended June 30, 2023, one customer accounted for 11% of our net revenue, and our ten largest customers collectively accounted for 58% of our net revenue, of which distributor customers accounted for 10% of our net revenue. In the six months ended June 30, 2023, we have experienced a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
Our relationship with customers could also be impaired by our sale of patents. For example, our customers could be subject to patent infringement based on patents we divested to the extent that our customers also source components from our competitors.
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
For the six months ended June 30, 2023 and 2022, revenue directly attributable to broadband applications accounted for approximately 31% and 50% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $138.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, and the decline in revenue could continue in future periods. Delays in the development of, or unexpected developments in, the broadband markets could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For six months ended June 30, 2023 and 2022, our research and development expense was $137.9 million and $146.3 million, respectively. We expect our research and development expenses to increase in future years when we expand our product portfolio and enhance existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.
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
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts has resulted, and could in the future, result in decreased revenue and our competitors winning more competitive bid processes, known as “design wins.” In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Also, as customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times begin to shorten, and we are closely monitoring our inventory in channel. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could continue to lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in and expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Our operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.
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
•the timing and extent of operating expenses, including product development costs;
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

As indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. There has been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. In October 2022, we restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023, when we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. We could incur increased administrative and legal costs in order to respond to any inquiries or prepare voluntary self-disclosures to the appropriate government agency. Any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. Since that time, our internal information technology team, supplemented by a leading cyber defense firm, took steps aimed at containing and assessing this incident, including implementing enhanced security controls aimed at protecting our information technology systems. Since that event, security breaches and incidents, computer malware and computer hacking attacks have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. We experience cyber-attacks of varying degrees on our technology infrastructure and systems and notwithstanding our defensive measures, experienced programmers, hackers or state actors may be able to penetrate our security controls through attacks such as phishing, impersonating authorized users, ransomware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of design flaws, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time. Geopolitical tensions or conflicts may create heightened risk of cyber-attacks and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Businesses we acquire may increase the scope and complexity of our information technology systems, and this may increase our risk exposure to cyber-attack when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information.
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. These laws may require that our overall information technology security environment meet certain standards and/or be certified. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expands the CCPA and was effective as of January 1, 2023. Additionally, other U.S. states continue to propose privacy-focused legislation, and such legislation has recently been adopted in Colorado, Virginia, Utah, Connecticut, Iowa and Texas. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China, or the Data Security Law. The Data Security Law is the first comprehensive data security legislation in the People’s Republic of China, or China, and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. There is significant uncertainty in how regulators will interpret and enforce the law, but it contains provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers.
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
As of June 30, 2023, our aggregate indebtedness was $125.0 million. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
As of June 30, 2023, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of June 30, 2023. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest at either an Adjusted Term SOFR plus a fixed applicable margin of 2.25% or an Adjusted Base Rate plus a fixed applicable margin of 1.25%, at our option. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement will amortize in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable on June 23, 2028. We are subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the Revolving Facility, and any outstanding loans under the Revolving Facility will bear interest at either an Adjusted Term SOFR plus a margin of 1.00% to 1.75% or an Adjusted Base Rate plus a margin of 0% to 0.75%. Our obligations under the

June 23, 2021 Credit Agreement are required to be guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. Such obligations, including the guaranties, are secured by substantially all of our assets and those of the subsidiary guarantors.
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
Specifically, our indebtedness has important consequences to investors in our common stock, including the following:
•we are subject to variable interest rate risk because our interest rate under the Initial Term Loan under the June 23, 2021 Credit Agreement varies based on a fixed margin of 2.25% per annum over an adjusted Term SOFR rate or 1.25% per annum over an adjusted base rate and our interest rate for any outstanding principal under the revolving credit facility varies based a margin of 0% to 0.75% over adjusted base rate or a margin of 1.00% to 1.75% over an adjusted Term SOFR rate, and we are also subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the Revolving Facility. If interest rates were to increase substantially, it would adversely affect our operating results and could affect our ability to service our indebtedness;
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
We and our subsidiaries may, subject to any limitations in the terms of our existing loan facilities, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our term loans that could have the effect of diminishing our ability to make payments under the indebtedness when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify.
If we are required to consummate the merger, we will be required to seek and obtain debt financing and/or equity financing, which may not be available. We had intended to finance the cash portion of the purchase price of the merger with Silicon Motion with cash on hand and a portion of new debt of up to $3.5 billion. In connection with entering into the Merger Agreement, we entered into a commitment letter, dated as of May 5, 2022, and amended on June 17, 2022 and October 24, 2022 with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC, or collectively, Wells Fargo, pursuant to which, subject to the terms and conditions set forth therein, Wells Fargo committed to provide us (i) a senior secured term B loan facility in an aggregate principal amount of up to $2.7375 billion, (ii) a senior secured term A loan facility in an aggregate principal amount of up to $512.5 million, and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million. The funding of these secured credit facilities provided for in the commitment letter was contingent on the satisfaction of customary conditions, including (i) the execution and delivery of definitive documentation with respect to such credit facilities in accordance with the terms sets forth in the commitment letter and (ii) the consummation of the merger in accordance with the Merger Agreement. The commitments under the second amended and restated commitment letter terminated concurrently with the termination of the Merger Agreement. In connection with the termination of the merger agreement, the second amended and restated commitment letter with Wells Fargo Bank and other lenders was terminated.
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
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome
We are subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, customer claims, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. For example. we have implemented a reduction in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by Advanced Semiconductor Engineering, or ASE, TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years. We also use third-party contractors for all of our assembly and test operations.
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control or inventory oversupply during periods of decreased demand. For example, we have experienced and could continue to experience inventory oversupply in certain of our products due to changes in customer demand which has added to volatility in managing the business. Inventory oversupply has also led and could continue to lead to inventory write-downs, including charges for any excess or obsolete inventory which, if material, could negatively impact our gross margins;
•failure by us, our customers, or their end customers to qualify a selected supplier;
•reduced control over delivery schedules and quality;
•shortages of materials;
•misappropriation of our intellectual property;
•limited warranties on wafers or products supplied to us;
•potential increases in prices; and
•our use of ASE, which is currently a restricted party on the BIS entity list, to manufacture certain of our products may be impaired if one or more of the following were to occur: (1) we are unable to obtain U.S. export licenses authorizing its interactions and technology exchanges with ASE, or (2) if BIS increases export control restrictions to ASE without the ability for us to obtain a U.S. export license, or (3) U.S. providers of semiconductor manufacturer equipment are unable to export such equipment or related spare or replacement parts used in the manufacture of our products, or obtain a license to export such equipment and parts, to ASE.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 47% and 46% of our net revenue in the six months ended June 30, 2023 and 2022, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, currently we do not have long-term supply contracts with any other third-party vendors, including but, not limited to ASE, TSMC, and UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the six months ended June 30, 2023, the trading price of our common stock ranged from a low of $23.05 to a high of $43.66. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
•any developments related to our previously pending merger with Silicon Motion;
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
Our share repurchase program has been temporarily suspended since July 2022 due to our previously pending merger with Silicon Motion. Although our board of directors has authorized a stock repurchase program, any determination to resume our stock repurchase program and execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase program are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2023, we had approximately 80.9 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of June 30, 2023, our balance sheet reflected goodwill of $318.5 million and other intangible assets of $91.2 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of June 30, 2023, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
3.1	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of MaxLinear, Inc.
10.1
Amendment No. 1 to Credit Agreement, dated as of June 29, 2023, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent.

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

MAXLINEAR, INC.

(Registrant)

Date:	July 26, 2023	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)