Form 10-Q
period 2023-09-30
MAXLINEAR, INC
filed 2023-10-25
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 18, 2023, the registrant had 81,560,701 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$187,028	$187,353
Short-term restricted cash	1,105	982
Short-term investments	14,612	18,529
Accounts receivable, net	158,232	170,971
Inventory	114,942	160,544
Prepaid expenses and other current assets	32,688	24,745
Total current assets	508,607	563,124
Long-term restricted cash	19	22
Property and equipment, net	69,484	79,018
Leased right-of-use assets	32,647	28,515
Intangible assets, net	82,643	109,316
Goodwill	318,456	306,739
Deferred tax assets	59,121	66,491
Other long-term assets	32,810	26,800
Total assets	$1,103,787	$1,180,025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,203	$68,576
Accrued price protection liability	71,643	113,274
Accrued expenses and other current liabilities	86,276	100,155
Accrued compensation	29,788	59,081
Total current liabilities	232,910	341,086
Long-term lease liabilities	28,017	23,353
Long-term debt	122,219	121,757
Other long-term liabilities	17,964	17,444
Total liabilities	401,110	503,640

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 81,561 shares issued and outstanding at September 30, 2023 and 78,745 shares issued and outstanding December 31, 2022	8	8
Additional paid-in capital	790,634	722,778
Accumulated other comprehensive loss	(7,938)	(1,021)
Accumulated deficit	(80,027)	(45,380)
Total stockholders’ equity	702,677	676,385
Total liabilities and stockholders’ equity	$1,103,787	$1,180,025

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$135,530	$285,730	$567,910	$829,666
Cost of net revenue	61,586	118,242	250,786	343,237
Gross profit	73,944	167,488	317,124	486,429
Operating expenses:
Research and development	66,306	76,437	204,254	222,718
Selling, general and administrative	25,402	38,472	97,772	123,536
Impairment losses	—	—	2,438	—
Restructuring charges	54	631	9,138	1,093
Total operating expenses	91,762	115,540	313,602	347,347
Income (loss) from operations	(17,818)	51,948	3,522	139,082
Interest income	1,736	62	4,272	175
Interest expense	(2,715)	(2,711)	(7,793)	(7,476)
Other income (expense), net	(22,721)	(4,705)	(21,180)	1,704
Total other income (expense), net	(23,700)	(7,354)	(24,701)	(5,597)
Income (loss) before income taxes	(41,518)	44,594	(21,179)	133,485
Income tax provision (benefit)	(1,689)	16,186	13,468	39,525
Net income (loss)	$(39,829)	$28,408	$(34,647)	$93,960
Net income (loss) per share:
Basic	$(0.49)	$0.36	$(0.43)	$1.21
Diluted	$(0.49)	$0.35	$(0.43)	$1.17
Shares used to compute net income (loss) per share:
Basic	81,249	78,436	80,395	77,833
Diluted	81,249	80,060	80,395	80,331

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(39,829)	$28,408	$(34,647)	$93,960
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit of $64 and $229 for the three and nine months ended September 30, 2023, respectively, and net of tax benefit of $187 and $184 for the three and nine months ended September 30, 2022, respectively	(1,855)	(2,378)	(3,125)	(7,441)
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans	(3,792)	—	(3,792)	—
Total comprehensive income (loss)	$(45,476)	$26,030	$(41,564)	$86,519

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2023
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	78,745	$8	$722,778	$(1,021)	$(45,380)	$676,385
Common stock issued pursuant to equity awards, net	1,236	—	31,926	—	—	31,926
Stock-based compensation	—	—	16,460	—	—	16,460
Other comprehensive loss	—	—	—	(192)	—	(192)
Net income	—	—	—	—	9,533	9,533
Balance at March 31, 2023	79,981	8	771,164	(1,213)	(35,847)	734,112
Common stock issued pursuant to equity awards, net	808	—	(2,752)	—	—	(2,752)
Employee stock purchase plan	141	—	2,989	—	—	2,989
Stock-based compensation	—	—	17,127	—	—	17,127
Other comprehensive loss	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	(4,351)	(4,351)
Balance at June 30, 2023	80,930	8	788,528	(2,291)	(40,198)	746,047
Common stock issued pursuant to equity awards, net	631	—	(3,017)	—	—	(3,017)
Stock-based compensation	—	—	5,123	—	—	5,123
Other comprehensive loss	—	—	—	(5,647)	—	(5,647)
Net loss	—	—	—	—	(39,829)	(39,829)
Balance at September 30, 2023	81,561	$8	$790,634	$(7,938)	$(80,027)	$702,677

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income (loss)	$(34,647)	$93,960
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	54,923	61,906
Impairment losses	2,438	—
Amortization of debt issuance costs and accretion of discounts	1,858	1,462
Stock-based compensation	38,763	58,154
Deferred income taxes	6,502	23,321
Loss on disposal of property and equipment	2,057	167
Unrealized holding loss on investments	3,917	1,418
Impairment of leased right-of-use assets	—	462
(Gain) loss on settlement of pension	(1,008)	—
(Gain) loss on foreign currency	140	(3,245)
Excess tax benefits on stock-based awards	(529)	(9,702)
Changes in operating assets and liabilities:
Accounts receivable	13,769	(57,976)
Inventory	45,602	(34,267)
Prepaid expenses and other assets	(10,215)	3,957
Accounts payable, accrued expenses and other current liabilities	(17,917)	82,389
Accrued compensation	8,776	32,187
Accrued price protection liability	(45,036)	76,968
Lease liabilities	(8,891)	(8,485)
Other long-term liabilities	(557)	(3,307)
Net cash provided by operating activities	59,945	319,369

Investing Activities
Purchases of property and equipment	(12,180)	(24,625)
Purchases of intangible assets	(6,198)	(10,440)
Cash used in acquisitions, net of cash acquired	(12,384)	—
Proceeds loaned under notes receivable	—	(10,000)
Purchases of investments	—	(29,325)
Net cash used in investing activities	(30,762)	(74,390)

Financing Activities
Payment of debt commitment fees	(18,325)	—
Repayment of debt	—	(135,000)
Net proceeds from issuance of common stock	3,168	3,214
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,370)	(28,527)
Repurchase of common stock	—	(31,511)
Net cash used in financing activities	(27,527)	(191,824)
Effect of exchange rate changes on cash and cash equivalents	(1,861)	(2,400)
Increase (decrease) in cash, cash equivalents and restricted cash	(205)	50,755
Cash, cash equivalents and restricted cash at beginning of period	188,357	131,738
Cash, cash equivalents and restricted cash at end of period	$188,152	$182,493

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,978	$6,917
Cash paid for income taxes	$25,336	$14,076

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$38,348	$38,615
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on February 1, 2023, or the Annual Report. Interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 25, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(39,829)	$28,408	$(34,647)	$93,960
Denominator:
Weighted average common shares outstanding—basic	81,249	78,436	80,395	77,833
Dilutive common stock equivalents	—	1,624	—	2,498
Weighted average common shares outstanding—diluted	81,249	80,060	80,395	80,331
Net income (loss) per share:
Basic	$(0.49)	$0.36	$(0.43)	$1.21
Diluted	$(0.49)	$0.35	$(0.43)	$1.17
For the three months ended September 30, 2023 and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 4.9 million and 2.5 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
For the nine months ended September 30, 2023 and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 4.8 million and 1.5 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. Business Combinations
Terminated Silicon Motion Merger
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
On July 26, 2023, MaxLinear terminated the Merger Agreement and notified Silicon Motion that MaxLinear was relieved of its obligations to close because, among other reasons, (i) certain conditions to closing set forth in the Merger Agreement were not satisfied and were incapable of being satisfied, (ii) Silicon Motion had suffered a Material Adverse Effect that was continuing, (iii) Silicon Motion was in material breach of representations, warranties, covenants, and agreements in the Merger Agreement that gave rise to the right of the Company to terminate, and (iv) in any event, the First Extended Outside Date had passed and was not automatically extended because certain conditions in Article 6 of the Merger Agreement were not satisfied or waived as of May 5, 2023. For these same reasons, under the terms of the Merger Agreement, MaxLinear was not required to pay a break-up fee or other fee to Silicon Motion as a result of the termination of the Merger Agreement. Undefined capitalized terms in this paragraph have the same meaning as in the Merger Agreement. On August 16, 2023, Silicon Motion delivered to MaxLinear a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration to seek damages from MaxLinear arising from MaxLinear's alleged breaches of the Merger Agreement.
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. See Note 15 for more information on legal matters related to the termination of the Merger Agreement.
The second amended and restated commitment letter dated October 24, 2022 with Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders, and related financing commitments for the previously pending (now terminated) merger were also terminated upon termination of the Merger Agreement. As a result of the termination of the financing, the Company was required to pay to Wells Fargo Bank a ticking fee of $18.3 million, which is included in other income (expense), net in the three months ended September 30, 2023.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Goodwill recorded in connection with Company Y was $11.7 million as of September 30, 2023. The Company does not expect to deduct any of the acquired goodwill for tax purposes.
4. Restructuring Activity
During the three months ended March 31, 2023, the Company entered into a plan of restructuring to reduce its workforce as a result of internal resource alignment and cost saving measures. Costs associated with this plan of restructuring for the nine months ended September 30, 2023 are included in the table below.
The following table presents the activity related to restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Employee separation expenses	$(13)	$631	$8,863	$631
Lease related charges	—	—	42	462
Other	67	—	233	—
	$54	$631	$9,138	$1,093

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2023. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2022	$971	$103	$8	$1,082
Restructuring charges	8,863	42	233	9,138
Cash payments	(8,100)	(142)	(219)	(8,461)
Non-cash charges and adjustments	(9)	29	(47)	(27)
Liability as of September 30, 2023	1,725	32	(25)	1,732
Less: current portion as of September 30, 2023	(1,725)	(32)	25	(1,732)
Long-term portion as of September 30, 2023	$—	$—	$—	$—
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the nine months ended September 30, 2023 and 2022, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2023			December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$19,974	$(1,184)	$18,790	$21,764	$(580)	$21,184
Developed technology	6.9	311,261	(255,303)	55,958	311,261	(228,532)	82,729
Trademarks and trade names	6.2	14,800	(14,240)	560	14,800	(13,461)	1,339
Customer relationships	5.0	128,800	(125,962)	2,838	128,800	(124,807)	3,993
Backlog	5.3	500	(500)	—	500	(429)	71
Patents	7.0	4,781	(284)	4,497	—	—	—
	6.1	$480,116	$(397,473)	$82,643	$477,125	$(367,809)	$109,316

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of net revenue	$8,581	$9,480	$27,372	$30,192
Research and development	—	1	2	3
Selling, general and administrative	653	1,541	2,290	10,643
	$9,234	$11,022	$29,664	$40,838
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$109,316	$149,940
Additions	6,198	10,440
Other disposals	(769)	—
Transfers to developed technology from IPR&D	—	2,600
Amortization	(29,664)	(40,838)
Impairment losses	(2,438)	—
Ending balance	$82,643	$122,142
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended September 30, 2023 and 2022, no impairment losses related to finite-lived intangible assets were recognized. During the nine months ended September

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
30, 2023 and 2022, impairment losses related to finite-lived intangible assets of $2.4 million and $0, respectively, were recognized. The impairment loss was attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2023:

Amount
(in thousands)
2023 (3 months)	$9,292
2024	24,524
2025	14,839
2026	13,730
2027	9,882
Thereafter	10,376
Total	$82,643
6. Financial Instruments
The composition of financial instruments is as follows:

	September 30, 2023
		Net Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
Assets
Marketable equity investments	$20,005	$—	$(5,393)	$14,612

	December 31, 2022
		Net Unrealized
	Cost	Gains	Losses	Fair Value
Assets		(in thousands)
Marketable equity investments	$20,005	$—	$(1,476)	$18,529

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,690	2,941

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
At September 30, 2023, the Company held marketable equity investments with an aggregate fair value of $14.6 million that were in an unrealized loss position. The net unrealized loss of $5.4 million as of September 30, 2023 represents stock price fluctuations in the underlying securities held. Unrealized gains and losses on such investments are recorded to other income (expense), net in the consolidated statement of operations.
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
The contingent consideration liability as of September 30, 2023 is associated with the Company’s acquisitions of Company X in December 2021 and Company Y in January 2023 (Note 3) and the contingent consideration liability as of December 31, 2022 is associated with the Company’s acquisition of Company X. The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company X was subject to the acquired business’s satisfaction of certain financial and personnel objectives by March 31, 2023, while the contingent consideration as it relates to Company Y is subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The financial and personnel objectives of Company X were achieved by March 31, 2023 and contingent consideration for Company X of $2.7 million was paid in April 2023 with the remaining $0.3 million to be paid in December 2023. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $3.0 million to Company X and an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements at September 30, 2023
	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$14,612	$14,612	$—	$—

Liabilities
Contingent consideration	$2,690	$—	$—	$2,690

		Fair Value Measurements at December 31, 2022
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable equity securities	$18,529	$18,529	$—	$—

Liabilities
Contingent consideration	$2,941	$—	$—	$2,941

The following summarizes the activity in Level 3 financial instruments:

	Nine Months Ended September 30,
	2023	2022
Contingent Consideration
Beginning balance	$2,941	$2,700
Acquisitions(1)	2,200	—
Payments	(2,700)	—
Accretion of discount(1)	249	182
Ending balance	$2,690	$2,882
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the nine months ended September 30, 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y and accretion of discounts on contingent consideration.
For the nine months ended September 30, 2023, there were no transfers between Level 1, Level 2, or Level 3 financial instruments.
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
Included in other long-term assets are investments in privately held entities of $11.8 million as of September 30, 2023 and December 31, 2022. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$187,028	$187,353
Short-term restricted cash	1,105	982
Long-term restricted cash	19	22
Total cash, cash equivalents and restricted cash	$188,152	$188,357
As of September 30, 2023 and December 31, 2022, cash and cash equivalents included money market funds of approximately $77.1 million and $0.4 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had restricted cash of approximately $1.1 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Work-in-process	$63,827	$97,840
Finished goods	51,115	62,704
	$114,942	$160,544

Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2023	December 31, 2022
		(in thousands)
Furniture and fixtures	5	$3,902	$3,924
Machinery and equipment	3-5	74,126	74,258
Masks and production equipment	2-5	54,240	50,970
Software	3	11,367	10,111
Leasehold improvements	1-5	34,851	34,236
Construction in progress	N/A	1,168	7,602
		179,654	181,101
Less: accumulated depreciation and amortization		(110,170)	(102,083)
		$69,484	$79,018
Depreciation expense for the three months ended September 30, 2023 and 2022 was $5.6 million and $5.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $18.5 million and $14.7 million, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million which is included in other long-term assets as of September 30, 2023 and December 31, 2022, respectively. In September 2023, the terms of this note receivable were renegotiated, and the first initial repayment of $1.5 million is now due by March 31, 2025, and annual repayments of $1.7 million per year are due annually thereafter by March 31, from 2026 through 2030, provided that certain production utilization targets for the prior year are met. Previously, repayments of $2.0 million were due annually by March 31, 2024 through 2027.
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$113,274	$40,509
Charged as a reduction of revenue	50,092	142,473
Payments	(91,723)	(66,391)
Ending balance	$71,643	$116,591
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued technology license payments	$4,682	$7,402
Accrued professional fees	5,366	4,072
Accrued engineering and production costs	6,304	2,560
Accrued restructuring	1,732	1,082
Accrued royalty	620	1,662
Short-term lease liabilities	8,749	10,489
Accrued customer credits	2,059	304
Income tax liability	802	8,895
Customer contract liabilities	1,397	1,072
Accrued obligations to customers for price adjustments	45,303	52,392
Accrued obligations to customers for stock rotation rights	755	605
Contingent consideration - current portion	2,689	2,941
Other	5,818	6,679
	$86,276	$100,155
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2022	$(5,180)	$4,159	$(1,021)
Other comprehensive loss before reclassifications, net of tax	(3,125)	(3,792)	(6,917)
Balance at September 30, 2023	$(8,305)	$367	$(7,938)

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(602)	(695)
Unamortized debt issuance costs	(2,179)	(2,548)
Net carrying amount of long-term debt	122,219	121,757
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,219	$121,757
As of September 30, 2023 and December 31, 2022, the weighted average effective interest rate on debt was approximately 7.4% and 3.8%, respectively.
During the three months ended September 30, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.
During the nine months ended September 30, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.4 million
The approximate aggregate fair value of the term loans outstanding as of September 30, 2023 and December 31, 2022 was $136.7 million and $137.4 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy.
As of September 30, 2023, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2023, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.

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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of September 30, 2023, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $350.2 million was

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At September 30, 2023, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2022. There have been no material changes to the terms of the Company’s equity incentive plans during the nine months ended September 30, 2023.
As of September 30, 2023, the number of shares of common stock available for future issuance under the 2010 Plan was 15,250,925 shares. As of September 30, 2023, the number of shares of common stock available for future issuance under the ESPP was 5,749,724 shares.
Employee Incentive Bonus
The Company mostly settles bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2023, the Company issued 0.9 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2022 performance period. At September 30, 2023, the Company has an accrual of $8.4 million for bonus awards for employees for year-to-date achievement in the 2023 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of net revenue	$170	$188	$626	$513
Research and development	9,436	10,635	33,128	30,294
Selling, general and administrative	(4,488)	9,308	5,009	27,347
	$5,118	$20,131	$38,763	$58,154
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2023 was $152.4 million, and the weighted average period over which these equity awards are expected to vest is 2.54 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2023 was $0.1 million, and the weighted average period over which these equity awards are expected to vest is 1.39 years.
There was no unrecognized compensation cost related to unvested stock options as of September 30, 2023.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	6,080	$35.01
Granted	3,045	38.51
Vested	(2,779)	34.24
Canceled	(470)	38.44
Outstanding at September 30, 2023	5,876	$36.91
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
As of September 30, 2023, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2022	1,950	$34.07
Granted(1)	1,039	32.66
Vested	(248)	22.03
Canceled	(88)	41.75
Outstanding at September 30, 2023	2,653	$34.38
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2023 and 2022, there were 140,631 and 83,404 shares of common stock purchased under the ESPP at a weighted average price of $21.25 and $34.92, respectively.

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	393	$17.22
Exercised	(15)	15.30
Outstanding at September 30, 2023	378	$17.30	1.76	$1,781
Vested and expected to vest at September 30, 2023	378	$17.30	1.76	$1,781
Exercisable at September 30, 2023	378	$17.30	1.76	$1,781
No stock options were granted by the Company during the nine months ended September 30, 2023.
The intrinsic value of stock options exercised was $47.0 thousand and $0.1 million in the three months ended September 30, 2023 and 2022, respectively.
The intrinsic value of stock options exercised was $0.2 million and $0.9 million in the nine months ended September 30, 2023 and 2022, respectively.
Cash received from exercise of stock options was $0.1 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively.
Cash received from exercise of stock options was $0.2 million and $0.3 million during the nine months ended September 30, 2023 and 2022, respectively.
The tax benefit from stock options exercised was $0.1 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively.
The tax benefit from stock options exercised was $0.4 million and $1.2 million during the nine months ended September 30, 2023 and 2022, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. Income Taxes
The provision for income taxes primarily relates to projected federal, state, and foreign income taxes. To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. For the nine months ended September 30, 2023, the Company’s annual effective tax rate results in significant variation in the customary relationship between income tax expense and pre-tax income in interim periods. The Company is using the actual effective tax rate for the nine months ended September 30, 2023 as the best estimate of the annual effective tax rate.
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
The Company recorded an income tax benefit of $1.7 million in the three months ended September 30, 2023 and an income tax provision of $16.2 million in the three months ended September 30, 2022.
The Company recorded an income tax provision of $13.5 million in the nine months ended September 30, 2023 and an income tax provision of $39.5 million in the nine months ended September 30, 2022.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflects recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
During the nine months ended September 30, 2023, the Company’s unrecognized tax benefits increased by $1.2 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2023 were approximately $0.3 million and $0.01 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2023, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2019, 2018, and 2017, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the nine months ended September 30, 2023 and 2022 at the incentive rate.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage of total net revenue
Customer A	*	31%	*	22%
Customer B	11%	*	11%	*
____________________________
*    Represents less than 10% of net revenues for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	September 30,	December 31,
	2023	2022
Percentage of gross accounts receivable
Customer C	*	11%
Customer D	26%	12%
Customer E	13%	28%
Customer F	17%	*
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers
Suppliers comprising 10% or greater of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vendor A	28%	24%	21%	27%
Vendor B	17%	26%	24%	25%
Vendor C	14%	13%	10%	13%
Vendor D	*	*	10%	*
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$98,647	73%	$235,032	82%	$419,478	74%	$674,352	81%
Europe	24,886	18%	36,818	13%	110,058	19%	113,792	14%
United States	8,757	7%	10,991	4%	29,847	5%	29,543	4%
Rest of world	3,240	2%	2,889	1%	8,527	2%	11,979	1%
Total	$135,530	100%	$285,730	100%	$567,910	100%	$829,666	100%
The products shipped to individual countries or territories representing 10% or greater of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Percentage of total net revenue
Hong Kong	41%	51%	34%	43%
China	*	14%	12%	16%
Taiwan, ROC	10%	*	*	*
____________________________
*    Represents less than 10% of net revenues for the period presented.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for 10% or greater of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, mainland China, and Taiwan, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30,		December 31,
	2023		2022
	Amount	% of total	Amount	% of total
United States	$365,607	73%	$368,882	70%
Singapore	97,926	19%	109,613	21%
Rest of world	39,697	8%	45,093	9%
Total	$503,230	100%	$523,588	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Broadband	$34,416	$120,165	$169,646	$393,819
% of net revenue	25%	42%	30%	47%
Connectivity	15,025	82,603	119,232	199,182
% of net revenue	11%	29%	21%	24%
Infrastructure	49,985	35,580	145,549	104,650
% of net revenue	37%	12%	26%	13%
Industrial and multi-market	36,104	47,382	133,483	132,015
% of net revenue	27%	17%	23%	16%
Total net revenue	$135,530	$285,730	$567,910	$829,666
Revenues from sales through the Company’s distributors accounted for 46% and 41% of net revenue for the three months ended September 30, 2023 and 2022, respectively.
Revenues from sales through the Company’s distributors accounted for 47% and 44% of net revenue for the nine months ended September 30, 2023 and 2022, respectively.
Contract Liabilities
As of September 30, 2023 and December 31, 2022, customer contract liabilities were approximately $1.4 million and $1.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the nine months ended September 30, 2023 and 2022 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the nine months ended September 30, 2023 and 2022.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2023 and December 31, 2022, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $71.6 million and $113.3 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7. Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2023 were $45.3 million and $0.8 million, respectively, and as of December 31, 2022 were $52.4 million and $0.6 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The increase in revenue in each of the nine months ended September 30, 2023 and 2022 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of September 30, 2023 and December 31, 2022, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.2 million and $0.2 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 4.6% and 3.4%, respectively, and the weighted average remaining lease term for operating leases was 4.1 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2023:

Operating Leases
(in thousands)
2023 (3 months)	$2,791
2024	10,446
2025	10,436
2026	7,882
2027	5,617
Thereafter	4,046
Total minimum payments	41,218
Less: imputed interest	(4,452)
Less: unrealized translation loss	—
Total lease liabilities	36,766
Less: short-term lease liabilities	(8,749)
Long-term lease liabilities	$28,017
Operating lease cost was $2.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively.
Operating lease cost was $8.0 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Short-term lease costs for the three and nine months ended September 30, 2023 and 2022 were not material.
There were $0 and $0.1 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended September 30, 2023 and 2022, respectively.
There were $12.2 million and $11.7 million of right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2023 and 2022, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. During the three months ended September 30, 2023, the Company paid approximately $3.2 million to a third party life insurance and pension provider to fund and administer future benefit payments for substantially all of the employees in one of the Company’s defined benefit retirement plans and recorded a gain on partial settlement of such pension plan of approximately $1.0 million. As of September 30, 2023, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.9 million. As of December 31, 2022, the net defined benefit obligation was $1.7 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
Net periodic benefit costs were $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2023, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2023 (3 months)	$23,603	$6,051	$29,654
2024	7,330	30,601	37,931
2025	10,231	28,954	39,185
2026	—	18,567	18,567
2027	—	3,673	3,673
Total minimum payments	$41,164	$87,846	$129,010
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, funds of $10.0 million received from the other parties as of September 30, 2023 have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the nine months ended September 30, 2023 and 2022, the Company recognized $0 and $3.8 million, respectively, in previously deferred amounts from other parties due to resolution of such repayment conditions.
Dispute with Silicon Motion
As disclosed in Note 3, on July 26, 2023, MaxLinear terminated the Merger Agreement on multiple grounds. On August 16, 2023, Silicon Motion delivered to MaxLinear a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from MaxLinear arising from MaxLinear’s alleged breaches of the Merger Agreement. Silicon Motion’s position is that MaxLinear’s Willful and Material Breaches (as such term is defined in the Merger Agreement) of the Merger Agreement prevented the Merger from being completed by August 7, 2023 and that MaxLinear is consequently liable for substantial monetary damages in excess of the termination fee as provided in the Merger Agreement.
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. Silicon Motion seeks payment of the termination fee, additional damages, fees, and costs. The arbitration will be confidential.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MaxLinear believes that it properly terminated the Merger Agreement and that Silicon Motion’s claims to the contrary are without merit. MaxLinear remains confident in its decision and will vigorously defend its right to terminate the Silicon Motion transaction without penalty.
Class Action Complaint
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Securities Exchange Act of 1934, or the “Exchange Act”, and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s ability and intention to timely close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by SAMR; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear believes that complaint’s claims are without merit and will vigorously defend its position.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above and in “Part II. — Other Information, Item 1. — Legal Proceedings,” some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of September 30, 2023, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending on February 16, 2024. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The share repurchase program has been temporarily suspended since July 2022 due to the Company’s previously pending (now terminated) merger with Silicon Motion (Note 3).
During the nine months ended September 30, 2023, the Company did not repurchase any shares of its common stock under the repurchase program.
At September 30, 2023, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

17. Subsequent Events
In October 2023, the Company initiated a reduction of its workforce to align its operational needs with the changes in macroeconomic conditions and the demand environment, while continuing to support its long-term business strategy by reducing its operating expenses. The Company’s management is currently evaluating the timing and full impact of the workforce reduction on the Company’s business, financial condition and results of operations for the year ending December 31, 2023.

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
In the nine months ended September 30, 2023, revenues of $567.9 million were derived in part from sales of RF receivers and RF receiver systems-on-chip and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; changes in export control regulations; and our ability to obtain design wins with device manufacturers, in particular manufacturers of set-top boxes, data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 73% and 82% of net revenue during the three months ended September 30, 2023 and 2022, respectively, including 41% from products shipped to Hong Kong and 10% from products shipped to Taiwan, ROC during the three months ended September 30, 2023 and 51% from products shipped to Hong Kong and 14% from products shipped to mainland China during three months ended September 30, 2022.

Products shipped to Asia accounted for 74% and 81% of net revenue during the nine months ended September 30, 2023 and 2022, respectively, including 34% from products shipped to Hong Kong and 12% from products shipped to mainland China during the nine months ended September 30, 2023 and 43% from products shipped to Hong Kong and 16% from products shipped to mainland China during the nine months ended September 30, 2022. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2023 and 2022 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers. Sales to customers is comprised of both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2023, one single customer accounted for 10% or more of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue, of which distributor customers accounted for 11% of our net revenue. In the nine months ended September 30, 2023, one single customer accounted for 11% of our net revenue, and our ten largest customers collectively accounted for 55% of our net revenue, of which distributor customers accounted for 11% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as cable modems, PON ODUs, Wi-Fi routers, and broadband gateways.
Our business depends on winning competitive bid selection processes, known as design wins, to develop integrated circuits for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to define, design and result in volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the cable operator modem and gateway sectors, a design-in can have a product life cycle of 24 to 48 months. In the industrial and wired and wireless infrastructure markets, a design-in can have a product life cycle of 24 to 60 months and beyond.
Impact of the Global Economic Uncertainty and Inventory Build
Inflation, and uncertainty in customer demand and the worldwide economy has continued, and we expect to experience continued volatility in our sales and revenues. In particular, we believe an economic slowdown and inventory oversupply will continue to add to volatility in managing the business. In addition, inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. As customer lead times continue to improve, we have seen and expect to continue to see a more normalized demand-planning horizon. While we expect inventory to remain elevated in the near term, we expect channel inventory will continue to decline over the coming quarters.
Terminated Silicon Motion Merger
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

On July 26, 2023, we terminated the Merger Agreement and notified Silicon Motion that we were relieved of our obligations to close because, among other reasons, (i) certain conditions to closing set forth in the Merger Agreement were not satisfied and were incapable of being satisfied, (ii) Silicon Motion had suffered a Material Adverse Effect that was continuing, (iii) Silicon Motion was in material breach of representations, warranties, covenants, and agreements in the Merger Agreement that gave rise to the right of the Company to terminate, and (iv) in any event, the First Extended Outside Date had passed and was not automatically extended because certain conditions in Article 6 of the Merger Agreement were not satisfied or waived as of May 5, 2023. Under the terms of the Merger Agreement, MaxLinear was not required to pay a break-up fee or other fee as a result of the termination of the Merger Agreement. On August 16, 2023, Silicon Motion delivered a notice to us, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration to seek damages from us arising from our alleged breaches of the Merger Agreement. Undefined capitalized terms in this paragraph have the same meaning as in the Merger Agreement.
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. See Part II, Item 1 (Legal Proceedings) of this report for more information on legal proceedings related to the termination of the Merger Agreement.
The second amended and restated commitment letter dated October 24, 2022 with Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders, and related financing commitments for the previously pending (now terminated) merger were also terminated upon termination of the Merger Agreement. As a result of the termination of the financing, the Company was required to pay to Wells Fargo Bank a ticking fee of $18.3 million, which is included in other income (expense), net in the three months ended September 30, 2023.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the Securities and Exchange Commission, or SEC, on February 1, 2023, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.

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
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) consists of income (expense) generated from non-operating transactions, including a ticking fee paid to lenders following the termination of the Silicon Motion merger and unrealized holding gains (losses) from certain investments required to be marked to market value.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of net revenue	45	41	44	41
Gross profit	55	59	56	59
Operating expenses:
Research and development	49	27	36	27
Selling, general and administrative	19	13	17	15
Impairment losses	—	—	—	—
Restructuring charges	—	—	2	—
Total operating expenses	68	40	55	42
Income (loss) from operations	(13)	18	1	17
Interest income	1	—	1	—
Interest expense	(2)	(1)	(1)	(1)
Other income (expense), net	(17)	(2)	—	—
Total other income (expense), net	(17)	(3)	(4)	(1)
Income (loss) before income taxes	(31)	16	(4)	16
Income tax provision (benefit)	(1)	6	2	5
Net income (loss)	(29)%	10%	(6)%	11%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$34,416	$120,165	$(85,749)	(71)%	$169,646	$393,819	$(224,173)	(57)%
% of net revenue	25%	42%			30%	47%
Connectivity	15,025	82,603	(67,578)	(82)%	119,232	199,182	(79,950)	(40)%
% of net revenue	11%	29%			21%	24%
Infrastructure	49,985	35,580	14,405	40%	145,549	104,650	40,899	39%
% of net revenue	37%	12%			26%	13%
Industrial and multi-market	36,104	47,382	(11,278)	(24)%	133,483	132,015	1,468	1%
% of net revenue	27%	17%			23%	16%
Total net revenue	$135,530	$285,730	$(150,200)	(53%)	$567,910	$829,666	$(261,756)	(32)%
Net revenue decreased $150.2 million to $135.5 million for the three months ended September 30, 2023, as compared to $285.7 million for the three months ended September 30, 2022, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in the prior year. The decrease in broadband net revenue of $85.7 million was primarily from gateway revenues, and to a lesser extent, cable. The decrease in connectivity revenue of $67.6 million was driven by declines in Wi-Fi, ethernet and MoCA revenues. The increase in infrastructure revenues of $14.4 million was primarily driven by an increase in wireless backhaul product shipments. The decrease in industrial and multi-market revenue of $11.3 million was related to decreased shipments of high-performance analog and component products.

Net revenue decreased $261.8 million to $567.9 million for the nine months ended September 30, 2023, as compared to $829.7 million for the nine months ended September 30, 2022, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in the prior year. The decrease in broadband net revenue of $224.2 million was primarily from gateway revenues, and to a lesser extent, cable, tuners and satellite. The decrease in connectivity revenue of $80.0 million was primarily driven by declines in Wi-Fi, MoCA and ethernet revenues. The increase in infrastructure revenues of $40.9 million was primarily driven by an increase in wireless backhaul product shipments. The increase in industrial and multi-market revenue of $1.5 million was related to increased shipments of component products, partially offset by decreased shipments of high-performance analog products.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we may experience further decline in revenue due to current macroeconomic conditions impacting customer demand for various products.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$61,586	$118,242	$(56,656)	(48)%	$250,786	$343,237	$(92,451)	(27)%
% of net revenue	45%	41%			44%	41%
Gross profit	73,944	167,488	(93,544)	(56)%	317,124	486,429	(169,305)	(35)%
% of net revenue	55%	59%			56%	59%
Cost of net revenue decreased $56.7 million to $61.6 million for the three months ended September 30, 2023, as compared to $118.2 million for the three months ended September 30, 2022. The decrease was primarily driven by lower sales and expenses. Gross profit percentage declined for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due primarily to revenue mix and decreased absorption of amortization of intangible assets.
Cost of net revenue decreased $92.5 million to $250.8 million for the nine months ended September 30, 2023, as compared to $343.2 million for the nine months ended September 30, 2022. The decrease was primarily driven by lower sales and expenses. Gross profit percentage declined for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due primarily to revenue mix and decreased absorption of amortization of intangible assets.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$66,306	$76,437	$(10,131)	(13)%	$204,254	$222,718	$(18,464)	(8)%
% of net revenue	49%	27%			36%	27%
Research and development expense decreased $10.1 million to $66.3 million for the three months ended September 30, 2023, as compared to $76.4 million for the three months ended September 30, 2022. The decrease was primarily driven by the impact from the decrease in headcount from a reduction in force.
Research and development expense decreased $18.5 million to $204.3 million for the nine months ended September 30, 2023, as compared to $222.7 million for the nine months ended September 30, 2022. The decrease was primarily driven by the impact from the decrease in headcount from a reduction in force.
We are closely managing our research and development expenses to meet evolving demand; however, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products.

Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$25,402	$38,472	$(13,070)	(34)%	$97,772	$123,536	$(25,764)	(21)%
% of net revenue	19%	13%			17%	15%
Selling, general and administrative expense decreased $13.1 million to $25.4 million for the three months ended September 30, 2023, as compared to $38.5 million for the three months ended September 30, 2022. The decrease was primarily due to decreased amortization of intangibles and stock based-compensation expenses.
Selling, general and administrative expense decreased $25.8 million to $97.8 million for the nine months ended September 30, 2023, as compared to $123.5 million for the nine months ended September 30, 2022. The decrease was primarily due to decreased amortization of intangibles and stock based-compensation expenses.
We are closely managing our selling, general and administrative expenses; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.
Impairment losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$2,438	$—	$2,438	N/A
% of net revenue	—%	—%			—%	—%

Impairment losses in the nine months ended September 30, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$54	$631	$(577)	(91)%	$9,138	$1,093	$8,045	736%
% of net revenue	—%	—%			2%	—%
Restructuring charges decreased $0.6 million to $0.1 million for the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022.
Restructuring charges increased $8.0 million to $9.1 million for the nine months ended September 30, 2023, compared to $1.1 million for the nine months ended September 30, 2022. Restructuring charges in the nine months ended September 30, 2023 consisted primarily of $8.9 million of employee severance-related charges from a reduction in force.

    Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(23,700)	$(7,354)	$(16,346)	222%	$(24,701)	$(5,597)	$(19,104)	341%
% of net revenue	(17)%	(3)%			(4)%	(1)%
Interest and other income (expense), net changed by $16.3 million from expense of $7.4 million in the three months ended September 30, 2022 to expense of $23.7 million for the three months ended September 30, 2023. The change in interest and other income (expense), net was primarily due to a loan ticking fee of approximately $18.3 million paid to lenders following the termination of the Silicon Motion merger, partially offset by an increase in interest income of $1.7 million on interest-bearing cash equivalents.
Interest and other income (expense), net changed by $19.1 million from expense of $5.6 million in the nine months ended September 30, 2022 to expense of $24.7 million for the nine months ended September 30, 2023. The change in interest and other income (expense), net was primarily due to a $22.9 million change in other income (expense), net, from income of $1.7 million in the 2022 period to expense of $21.2 million in the 2023 period, partially offset by the impact of a $4.1 million increase in interest income.
The $22.9 million change in other income (expense), net primarily related to a loan ticking fee of approximately $18.3 million paid to lenders following the termination of the Silicon Motion merger, $2.5 million impact of change from $1.4 million in net unrealized holding loss in the 2022 period to net unrealized holding loss of $3.9 million recognized on equity securities that are marked to market value in other income (expense), net, and $3.4 million impact from foreign currency fluctuations, partially offset by a gain of $1.0 million related to partial curtailment of defined benefit pension obligations. The $4.1 million increase in interest income is from interest-bearing cash equivalents.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(1,689)	$16,186	$(17,875)	(110)%	$13,468	$39,525	$(26,057)	(66)%
The income tax benefit for the three months ended September 30, 2023 was $1.7 million compared to an income tax provision of $16.2 million for the three months ended September 30, 2022.
The income tax provision for the nine months ended September 30, 2023 was $13.5 million compared to an income tax provision of $39.5 million for the nine months ended September 30, 2022.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2022 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including the tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of certain reserves for uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal R&D credits. The permanent tax item related to global intangible low-taxed income also reflects legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.

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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax provision in the nine months ended September 30, 2023 and 2022 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $187.0 million, restricted cash of $1.1 million and net accounts receivable of $158.2 million. Additionally, as of September 30, 2023, our working capital was $275.7 million.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
We also use cash to pay down outstanding debt, and from time to time, make investments. As of September 30, 2023, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of September 30, 2023. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it would have a material adverse effect our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of September 30, 2023, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interest of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service their interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.

Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement and any other potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
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
As of September 30, 2023, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	41,218	2,791	20,882	13,499	4,046
Inventory purchase obligations	41,164	23,603	17,561	—	—
Other obligations	87,846	6,051	59,555	22,240	—
Total	$295,228	$32,445	$97,998	$160,739	$4,046
Our planned capital expenditures as of September 30, 2023 were not material. Our consolidated balance sheet at September 30, 2023 included $5.2 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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

Following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Working capital	$275,697	$222,038
Cash and cash equivalents	$187,028	$187,353
Short-term restricted cash	1,105	982
Long-term restricted cash	19	22
Total cash, cash equivalents, and restricted cash	$188,152	$188,357

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$59,945	$319,369
Net cash used in investing activities	(30,762)	(74,390)
Net cash used in financing activities	(27,527)	(191,824)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,861)	(2,400)
Increase (decrease) in cash, cash equivalents and restricted cash	$(205)	$50,755
Cash Flows from Operating Activities
Net cash provided by operating activities was $59.9 million for the nine months ended September 30, 2023. Net cash provided by operating activities consisted of non-cash items of $103.1 million, and excess tax benefits and deferred income taxes totaling $6.0 million, partially offset by net loss of $34.6 million and changes in operating assets and liabilities of $14.5 million. Non-cash items included in net loss for the nine months ended September 30, 2023 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $54.9 million, stock-based compensation of $38.8 million, unrealized holding loss on investments of $3.9 million, impairment losses of $2.4 million, and loss on disposal of property and equipment of $2.1 million.
Net cash provided by operating activities was $319.4 million for the nine months ended September 30, 2022. Net cash provided by operating activities consisted of positive impact of net income of $94.0 million, non-cash items of $120.3 million, and changes in operating assets and liabilities of $91.5 million, partially offset by excess tax benefits and deferred income taxes totaling $13.6 million. Non-cash items included in net income for the nine months ended September 30, 2022 primarily consisted of depreciation and amortization of property, equipment, acquired intangible assets and leased right-of-use assets of $61.9 million and stock-based compensation of $58.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $30.8 million for the nine months ended September 30, 2023 and consisted of cash used in acquisitions of Company X and Y of $12.4 million (including $2.7 million contingent consideration paid to shareholders of Company X), purchases of property and equipment of $12.2 million, and purchases of intangible assets of $6.2 million.
Net cash used in investing activities was $74.4 million for the nine months ended September 30, 2022 and consisted of purchases of long-term investments of $29.3 million, purchases of property and equipment of $24.6 million, purchases of intangible assets of $10.4 million, and proceeds loaned under notes receivable of $10.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2023. Net cash used in financing activities consisted primarily of payment of debt commitment, or ticking fees, of $18.3 million in connection with the termination of the merger with Silicon Motion and minimum tax withholding paid on behalf of employees for restricted stock units of $12.4 million, partially offset by net proceeds from issuance of our common stock upon exercise of stock options and purchases made under our ESPP of $3.2 million.
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
We believe that our $187.0 million of cash and cash equivalents at September 30, 2023 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of September 30, 2023, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of September 30, 2023. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement contains customary provisions specifying alternative interest rate calculations to be employed at such time as LIBOR ceases to be available as a benchmark for establishing the interest rate on floating interest rate borrowings.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the nine months ended September 30, 2023 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.0 million.

Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If LIBOR interest rates had increased by 10% during the three and nine months ended September 30, 2023, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of rising interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Dispute with Silicon Motion
As previously disclosed, on July 26, 2023, MaxLinear terminated the Merger Agreement on multiple grounds. On August 16, 2023, Silicon Motion delivered to MaxLinear a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from MaxLinear arising from MaxLinear’s alleged breaches of the Merger Agreement. Silicon Motion’s position is that MaxLinear’s Willful and Material Breaches (as such term is defined in the Merger Agreement) of the Merger Agreement prevented the Merger from being completed by August 7, 2023 and that MaxLinear is consequently liable for substantial monetary damages in excess of the termination fee as provided in the Merger Agreement.
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. Silicon Motion seeks payment of the termination fee, additional damages, fees, and costs. The arbitration will be confidential.
MaxLinear believes that it properly terminated the Merger Agreement and that Silicon Motion’s claims to the contrary are without merit. MaxLinear remains confident in its decision and will vigorously defend its right to terminate the Silicon Motion transaction without penalty.
Class Action Complaint
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. The complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s ability and intention to timely close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by SAMR; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear believes that complaint’s claims are without merit and will vigorously defend its position.
Other Matters
From time to time, the Company is subject to threats of litigation or actual litigation in the ordinary course of business as described above, some of which may be material. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. However, as of September 30, 2023, no material loss contingencies have been accrued for such matters in the Company’s financial statements.

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
For the risks relating to our terminated merger with Silicon Motion, please refer to the section of these risk factors captioned “Risks Relating to the Terminated Merger with Silicon Motion.”
Risk Factor Summary
Risks Relating to the Terminated Merger with Silicon Motion
•The termination of the Merger Agreement and any arbitration or other dispute with Silicon Motion in connection with the Merger Agreement could cause us to incur substantial costs, may divert management’s attention from our business and could otherwise adversely affect our business, financial results and operations.
•If we are required to pay any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement, the amount could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to cover any payments to Silicon Motion and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments.
Risks Related to Our Business
•Intense and increasing competition could have a material adverse effect on our revenue, any revenue growth rate and market share.
•Global economic conditions, including factors such as high inflation or a recession, could continue to adversely affect our business, financial condition and operating results.
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
•Our business, financial condition and results of operations could continue to be adversely affected by geopolitical and economic tensions among countries in which we conduct business, including between the United States and China, among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
•Increased tariffs, export controls, or the imposition of additional trade barriers could have a material adverse effect on our revenues and operating results.

•Increasing geopolitical tensions between the United States and China may lead to additional export controls or restrictions with respect to customers and business partners located in China or other jurisdictions. We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology or if export licenses are delayed, denied, or revoked, and we will be subject to legal and regulatory consequences for any noncompliance with applicable laws.
•We also are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia.
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
•We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could continue to negatively affect our inventory levels, sales and operating results.
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
•We are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future as we satisfy our underlying interest and principal payment obligations. Our loan agreements contain financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service their interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business.
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
•We face risks related to security vulnerabilities in our products.
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

Risks Relating to our Terminated Merger with Silicon Motion

The termination of the Merger Agreement and any arbitration or other dispute with Silicon Motion in connection with the Merger Agreement could cause us to incur substantial costs, may divert management’s attention from our business and could otherwise adversely affect our business, financial results and operations.

We terminated the Merger Agreement on July 26, 2023. Silicon Motion has challenged the validity of that termination. On August 16, 2023, Silicon Motion delivered to a notice to us, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from us arising from our alleged breaches of the Merger Agreement. On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. Additionally, a class action lawsuit has been filed against us and certain of our current officers, and potential plaintiffs may file additional lawsuits related to the previously contemplated merger. See Part II, Item 1 (Legal Proceedings) of this report for more information on the Silicon Motion arbitration and the class action lawsuit. We intend to vigorously defend against any legal proceedings related to the merger and the termination of the Merger Agreement and any alleged breaches of the Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings. Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay and costs associated with the indemnification of directors and officers. Please refer to the Risk Factor entitled “If we are required to pay any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement, the amount could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to cover any payments to Silicon Motion and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness would adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.”
We have already incurred, and expect to continue to incur, substantial costs in connection with the previously pending merger and the termination of the Merger Agreement and the dispute with Silicon Motion. Aside from any damages or settlement amounts we may be required to pay, these costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel and, with limited exceptions relating to a portion of our financial advisor fees. Since the merger has been terminated, we will have received little or no benefit in respect of such costs incurred. Since the merger has been terminated, we may experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.
If we are required to pay any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement, the amount could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to cover any payments to Silicon Motion and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
If we are required to pay damages from legal proceedings related to the termination of the Merger Agreement or alleged breaches of the Merger Agreement, or we agree to pay amounts in settlement, the amount could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to cover any payments to Silicon Motion and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments.

However, if we finance all or a portion of the payment of damages or settlement amounts through the incurrence of additional indebtedness, any material payment and increase in our indebtedness would adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. Issuing additional shares of common stock, if material, would result in dilution of existing shares outstanding. In addition, our current credit agreement, and any new loan agreements, contain and would likely contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Such financial and operational covenants include compliance with a secured net leverage ratio test. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
Specifically, if we are required to pay damages from legal proceedings related to the termination of the Merger Agreement or alleged breaches of the Merger Agreement, or we agree to pay amounts in settlement, and we finance all or a portion of the payment of damages through the incurrence of additional indebtedness, any materially increased indebtedness could have important consequences to investors in our common stock, including the following:
•our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes may be limited or financing may be unavailable;
•rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products as well as the business of our distributors;
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate (such as for the Initial Term Loan under the June 23, 2021 Credit Agreement) or an adjusted base rate. If interest rates were to continue to increase substantially, and we incur additional indebtedness, it would adversely affect our operating results and could affect our ability to service the indebtedness;
•a portion of our cash flows is dedicated to the payment of interest and when applicable, principal, on our indebtedness and other obligations and will not be available for use in our business;
•our level of indebtedness, combined with rising interest rates, could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, including limiting our future investments or ability to enter into acquisitions and strategic partnerships, and obtain financing for such transactions; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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

As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Broadcom Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Nokia Corp., Skyworks Solutions, Inc., Altera Corporation, Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, and Microchip Technology Inc. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, other companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our optical interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
Global economic conditions, including factors such as high inflation or a recession, could continue to adversely affect our business, financial condition, and results of operations.
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we expect to experience continued volatility in our sales and revenues. In particular, we believe an economic slowdown and inventory oversupply will continue to add volatility in managing the business. In addition, inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products will ultimately be driven by consumer demand for products such as televisions, personal computers, automobiles, cable modems, and set-top boxes. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability could cause our customers to delay or reduce their capital expenditures and spending on our products, which would delay and lengthen sales cycles and negatively affect the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The current downturn, or any future downturns, has and may in the future result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
A significant variance in our operating results or rates of growth, if any, could continue to lead to substantial volatility in our stock price. Our revenue has declined, and we may not sustain our current level of revenue, which has declined, and/or manage future growth effectively. The impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products.
Our net revenue decreased from $829.7 million in the nine months ended September 30, 2022 to $567.9 million in the nine months ended September 30, 2023 and the decline in net revenue could continue in future periods. Among other factors, the decrease is as a result of macroeconomic conditions impacting customer demand. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we may experience further decline in revenue due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products. You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth, if any. If we are unable to resume adequate revenue growth and manage our operating expenses, our financial results could suffer and our stock price could decline.
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

Our business, financial condition and results of operations could continue to be adversely affected by the geopolitical and economic tensions among countries in which we conduct business, including between the United States and China, among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
We sell our products throughout the world. Products shipped to Asia accounted for 74% of our net revenue in the nine months ended September 30, 2023. In addition, as of September 30, 2023, approximately 79% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions;
•geopolitical conflicts and tensions, especially as between the United States and China, that could destabilize trading relationships and economic activity;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export controls and restrictions, duties and quotas and customs duties and tariffs;
•disruptions of capital and trading markets;
•changes in import or export licensing requirements, including as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Russia, Ukraine and other countries;
•transportation delays;
•civil disturbances or political instability;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and any obligations of our Israeli employees to perform military service;
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

Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a material adverse effect on our revenues and operating results.
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. We have experienced weakening demand in China, and continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade and could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
Tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and ODMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations outside of China. We believe that increases in tariffs on imported goods or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.
Furthermore, compliance with export controls and implementation of additional tariffs can increase compliance costs and further affect our business and operating results.
We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Certain of our products and technologies are subject to export and/or import controls imposed by countries in which we do business, including the United States Export Administration Regulations, or EAR, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS. Certain of our products and technologies are subject to the EAR, which may require a license authorization from BIS prior to the shipment or sharing of certain products and technologies with certain end users or destinations. Such approval may be delayed, denied, or even revoked after initially being granted, depending on one or more factors including the type of product or technology at issue, the intended end use, the identity of the end user, the identity of other companies involved in the production process, and whether a license exception might apply. We are subject to similar export controls regulations in other jurisdictions where we operate, including the European Union, Singapore, and Taiwan, among others.
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. Since October 2022, the United States has announced export control restrictions on a number of entities based in China due to national security concerns and additional, potentially more severe, restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products may adversely affect our business, and other limitations imposed on our ability to export or sell our products may also harm our international and domestic revenue. In addition, it is possible that BIS can revoke licenses that have been granted or decline to re-issue such licenses upon their expiration. Although our policies, procedures, and controls are designed to detect and prevent potential violations and maintain ongoing compliance with applicable export controls laws, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. For example, our products could be diverted to bad actors. In addition, if our customers or business partners fail to comply with applicable regulations and laws, we may be subject to liability and may be required to suspend sales or take other action which could damage our reputation and negatively impact our results of operations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The absence of comparable restrictions imposed on competitors based in other countries may adversely affect our competitive position.

To the extent that we do business with parties on the Entity List under approved export licenses, our business could be affected if the government delays, denies, or otherwise does not grant or renew required licenses. We currently have licenses from BIS that permit certain of our transactions with two restricted parties, but those licenses may be revoked at any time or denied for renewal when the license expires. One of the Company's third party foundry partners, Semiconductor Manufacturing International Corporation, or SMIC, was added to the BIS Entity list in December 2020. As a result of that Entity List listing, we must obtain export licenses from BIS for the export or reexport to SMIC of any technology for the development or production (fabrication) of the Company's products. Although we have obtained export licenses in order to have SMIC manufacture certain products for us, those export licenses could be revoked at any time. Revocation of any of those export licenses could significantly disrupt our ability to obtain the products in question and fulfill customer requirements. Moreover, the issuance of export licenses for other technology transfers to SMIC is a matter of discretion with the U.S. government, and it is uncertain whether we will be able to obtain export licenses, in a timely manner, for the transfer of technology required by SMIC to produce semiconductor wafers for us. If we are unable to obtain those export licenses, it may be necessary to have the products fabricated by other semiconductor foundries, which may be more costly alternatives to SMIC, and which may have limited capacity to fabricate sufficient products to meet our requirements.
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
In September 2022, we self-identified a potential violation of the EAR related to certain transactions with one of our foundry partners in China on the Entity List in which limited technology was furnished to our Specific Foundry Partner without authorization under the EAR. Upon discovery, we took immediate action to remediate, including by implementing additional measures to prevent recurrence. Our Audit Committee engaged outside counsel to conduct a privileged investigation. On March 3, 2023, we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. On June 8, 2023, BIS closed out its review of our voluntary self-disclosure without monetary or other penalties and with the issuance of a “warning letter.”
We also are subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia.
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the conflict in Israel, the Russia-Ukraine conflict, and increased political tensions in Russia, Europe and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business. Additionally, policies made by other countries, such as China and Russia, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. In October 2022, BIS announced additional restrictions on products and/or technology destined for use in the People’s Republic of China, including additional export controls and/or requirements on (1) certain advanced computing integrated circuits (ICs), computer commodities that contain such ICs and certain semiconductor manufacturing items; (2) products and/or technologies that may be destined for facilities capable of producing certain advanced node ICs; and (3) transactions involving items for supercomputer and semiconductor manufacturing end uses. In October 2023, BIS announced additional restrictions on the export of certain advanced semiconductors and semiconductor manufacturing technology to China, primarily focused on ICs with military, data center, or artificial intelligence (AI) applications. Pursuant to those October 2023 export control amendments, which become effective on November 17, 2023, various categories of integrated circuits, which were not covered by the October 2022 amendments, are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. We are currently analyzing whether any of our products may be subject to those new export control restrictions and requirements. BIS also announced restrictions on exports to (1) companies headquartered in China or Macau, and (2) end users in certain countries of concern, in order to prevent diversion of controlled products or technology to China. The United States government has also continued to add Chinese entities to the Entity List, most recently on October 18, 2023 when BIS added 13 Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, no material customer of MaxLinear located in China has been added to the Entity List or other restricted party list.
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
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact MaxLinear and related entities. We have experienced weakening demand in China, and such future developments related to U.S.-China relations may also have an impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC.
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
In the nine months ended September 30, 2023, one customer accounted for 11% of our net revenue, and our ten largest customers collectively accounted for 55% of our net revenue, of which distributor customers accounted for 11% of our net revenue. In the nine months ended September 30, 2023, we have experienced a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for 12% of our net revenue during the nine months ended September 30, 2023 compared to 16% during the nine months ended September 30, 2023. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia”, and by tariffs and other trade barriers that may be implemented by governmental authorities.
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
For the nine months ended September 30, 2023 and 2022, revenue directly attributable to broadband applications accounted for approximately 30% and 47% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $224.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, and the decline in revenue could continue in future periods. Delays in the development of, or unexpected developments in, the broadband markets, including international macroeconomic headwinds, could have an adverse effect on order activity by original equipment manufacturers in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For nine months ended September 30, 2023 and 2022, our research and development expense was $204.3 million and $222.7 million, respectively. While we are closely monitoring our current research and development expenses, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful.

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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have experienced fluctuations, including declines, in the market price of our stock, and reductions in force which could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
In particular, we believe that we will need to develop new products in part to respond to changing dynamics and trends in our end user markets, including (among other trends) consolidation among cable and satellite operators, potential industry shifts away from the hardware devices and other technologies that incorporate certain of our products, advances in artificial intelligence, and changes in consumer television viewing habits and how consumers access and receive broadcast content and digital broadband services. We cannot predict how these trends will continue to develop or how or to what extent they may affect our future revenues and operating results. We believe that we will need to continue to make substantial investments in research and development in an attempt to ensure a product roadmap that anticipates these types of changes; however, we cannot provide any assurances that we will accurately predict the direction in which our markets will evolve or that we will be able to develop, market, or sell new products that respond to such changes successfully or in a timely manner, if at all.
We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results has negatively affected our inventory levels, sales and operating results.
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Also, as customer lead times continue to improve, we have seen and expect to continue to see a more normalized demand-planning horizon. While we expect inventory to remain elevated in the near term, we expect that channel inventory will continue to decline over the coming quarters. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could continue to lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are successful in selling in and expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

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
Our business is subject to various laws and regulations in the United States and other jurisdictions where we do business, including but not limited to laws, regulations and other legal requirements related to packaging; product content; labor and employment; import and customs; export controls; anti-corruption; personal and data privacy; cybersecurity; human rights; conflict minerals; environment, health and safety; competition and antitrust; and intellectual property ownership and infringement. These laws and regulations are complex, change frequently and with little or no notice, occasionally are conflicting or ambiguous, and have generally become more stringent over time. Complying with these laws and regulations can be costly and we may be required to incur significant costs to remedy any potential gaps or violations that are identified. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Although our policies, procedures, and controls are designed to detect and prevent potential violations and maintain ongoing compliance with applicable laws, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, remediation, auditing and monitoring) could adversely affect our current or future business.
As indicated elsewhere in this report, we do a substantial portion of our business in Asia and particularly in China. Since October 2022, the United States has taken steps to restrict the export of certain advanced semiconductor products and technology to the People's Republic of China as well as a number of specific Chinese companies, due to national security and human rights concerns. There has also been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. Complying with changing export control laws may require us to develop additional policies, procedures, and controls, or incur additional costs, including in connection with the development or performance of additional due diligence in order to prevent diversion of restricted products or technology to China, Russia, or other destinations. Compliance with these laws and regulations may also result in the loss of revenue. In October 2022, we restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023, when we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. We could incur increased administrative and legal costs in order to remediate any potential compliance gaps or violations, to respond to any inquiries, or in connection with the preparation and submission of any voluntary self-disclosures to the government agencies, as appropriate. Any failure to comply with applicable laws could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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
As of September 30, 2023, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business.
As of September 30, 2023, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of September 30, 2023. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
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
Our material indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest at a variable rate, which has been increasing, and principal under the term loans. In addition, the Revolving Facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.5 to 1, which temporarily increases to 3.75 to 1 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The Initial Term Loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
Specifically, our indebtedness and rising interest rates have important consequences to investors in our common stock, including the following:
•rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products as well as the business of our distributors;
•we are subject to variable interest rate risk because our interest rate under the Initial Term Loan under the June 23, 2021 Credit Agreement varies based on a fixed margin of 2.25% per annum over an adjusted Term SOFR rate or 1.25% per annum over an adjusted base rate and our interest rate for any outstanding principal under the revolving credit facility varies based a margin of 0% to 0.75% over adjusted base rate or a margin of 1.00% to 1.75% over an adjusted Term SOFR rate, and we are also subject to commitment fees ranging from 0.175% to 0.25% on the undrawn portion of the Revolving Facility. If interest rates were to continue to increase substantially, it would adversely affect our operating results and could affect our ability to service our indebtedness;
•a portion of our cash flows is dedicated to the payment of interest and when applicable, principal, on our indebtedness and other obligations and will not be available for use in our business;
•our level of indebtedness, combined with rising interest rates, could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, including limiting our future investments or ability to enter into acquisitions and strategic partnerships, and obtain financing for such transactions; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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
We and our subsidiaries may, subject to any limitations in the terms of our existing loan facilities, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our term loans that could have the effect of diminishing our ability to make payments under the indebtedness when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify. Please refer to the Risk Factor entitled “If we are required to pay any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement the amount could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to cover any payments to Silicon Motion and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness will adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions”.
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

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
In addition to the legal proceedings related to the termination of the Merger Agreement with Silicon Motion or alleged breaches of the Merger Agreement (see Part II, Item 1 (Legal Proceedings) of this report for more information on these proceedings), we are subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, customer claims, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. In addition, we have implemented a reduction in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
When we originally settled a trademark dispute with Analog Devices International Unlimited Company (ADIUC) and its predecessor, Linear Technology Corporation, we agreed not to register the “MAXLINEAR” mark or any other marks containing the term “LINEAR”. Pursuant to the original settlement agreement, we agreed not to use the “MAXLINEAR” mark on our products. We recently entered into another settlement agreement with ADIUC that now allows us to use and register the “MAXLINEAR” mark on our products, in addition to continuing to use “MAXLINEAR” as a corporate identifier, including to advertise our products and services. We intend to register the “MAXLINEAR” mark, but prior to registration, our ability to effectively prevent third parties from using the “MAXLINEAR” mark in connection with similar products or technology will be based on our common law rights in the mark, which may make enforcement challenging. If we are unable to protect our trademarks in certain jurisdictions, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty in such jurisdictions.
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
Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:
•capacity shortages during periods of high demand or from events beyond our control or inventory oversupply during periods of decreased demand. For example, we have experienced and could continue to experience inventory oversupply in certain of our products due to changes in customer demand which has added to volatility in managing the business. Inventory oversupply has also led and could continue to lead to inventory write-downs, including charges for any excess or obsolete inventory, which could negatively impact our gross margins;
•failure by us, our customers, or their end customers to qualify a selected supplier;
•reduced control over delivery schedules and quality;
•shortages of materials;
•misappropriation of our intellectual property;
•limited warranties on wafers or products supplied to us;
•potential increases in prices; and
•our use of foundry partners who are currently subject to BIS restrictions, to manufacture certain of our products may be impaired if one or more of the following were to occur: (1) we are unable to obtain U.S. export licenses authorizing its interactions and technology exchanges with these foundry partners, or (2) if BIS increases export control restrictions to Chinese foundries without the ability for us to obtain a U.S. export license, or (3) U.S. providers of semiconductor manufacturer equipment are unable to export such equipment or related spare or replacement parts used in the manufacture of our products, or obtain a license to export such equipment and parts, to current or future Chinese foundry partners.
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
We currently sell a large portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 47% and 44% of our net revenue in the nine months ended September 30, 2023 and 2022, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
If our distributors are unable to sell an adequate amount of their inventories of our products in a given quarter to manufacturers and end users or if they decide to decrease their inventories of our products for any reason, our sales through these distributors and our revenue may decline. In addition, if some distributors decide to purchase more of our products than are required to satisfy end customer demand in any particular quarter, inventories at these distributors would grow in that quarter. These distributors could then reduce future orders until inventory levels realign with end customer demand, which has in the past and could in the future adversely affect our product revenue.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the nine months ended September 30, 2023, the trading price of our common stock ranged from a low of $21.17 to a high of $43.66. These factors include those discussed in this “Risk Factors” section of the Quarterly Report on Form 10-Q and others such as:
•any developments related to our terminated merger with Silicon Motion;
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
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflict in Ukraine and Israel, increased inflationary pressures, interest rate changes, and the global COVID-19 pandemic.
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
Our share repurchase program has been temporarily suspended since July 2022 due to our previously pending (now terminated) merger with Silicon Motion. Although our board of directors has authorized a stock repurchase program, any determination to resume our stock repurchase program and execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase program are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2023, we had approximately 81.6 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of September 30, 2023, our balance sheet reflected goodwill of $318.5 million and other intangible assets of $82.6 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of September 30, 2023, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs.
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
Workforce Reduction
In October 2023, we initiated a reduction of our workforce to align our operational needs with the changes in macroeconomic conditions and the demand environment, while continuing to support our long-term business strategy by reducing our operating expenses. We are currently evaluating the timing and full impact of the workforce reduction on our business, financial condition and results of operations for the year ending December 31, 2023. To the extent the amount of such reduction is material to the year ending December 31, 2023, we would file additional information regarding such workforce reduction on Form 8-K.

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

MAXLINEAR, INC.

(Registrant)

Date:	October 25, 2023	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)