Form 10-Q
period 2024-03-31
MAXLINEAR, INC
filed 2024-04-24
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 17, 2024, the registrant had 83,128,037 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$191,882	$187,288
Short-term restricted cash	1,028	1,051
Accounts receivable, net	126,230	170,619
Inventory	96,125	99,908
Prepaid expenses and other current assets	29,414	29,159
Total current assets	444,679	488,025
Long-term restricted cash	20	17
Property and equipment, net	68,338	66,431
Leased right-of-use assets	27,468	31,264
Intangible assets, net	64,939	73,630
Goodwill	318,588	318,588
Deferred tax assets	72,176	69,493
Other long-term assets	34,417	32,809
Total assets	$1,030,625	$1,080,257
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,392	$21,551
Accrued price protection liability	65,233	71,684
Accrued expenses and other current liabilities	98,132	98,468
Accrued compensation	28,097	30,426
Total current liabilities	223,854	222,129
Long-term lease liabilities	23,897	26,243
Long-term debt	122,529	122,375
Other long-term liabilities	22,362	23,245
Total liabilities	392,642	393,992

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 83,067 shares issued and outstanding at March 31, 2024 and 81,818 shares issued and outstanding December 31, 2023	8	8
Additional paid-in capital	834,384	808,575
Accumulated other comprehensive loss	(5,573)	(3,791)
Accumulated deficit	(190,836)	(118,527)
Total stockholders’ equity	637,983	686,265
Total liabilities and stockholders’ equity	$1,030,625	$1,080,257

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$95,269	$248,442
Cost of net revenue	46,001	108,135
Gross profit	49,268	140,307
Operating expenses:
Research and development	64,766	67,291
Selling, general and administrative	36,488	38,653
Impairment losses	—	2,438
Restructuring charges	22,630	4,648
Total operating expenses	123,884	113,030
Income (loss) from operations	(74,616)	27,277
Interest income	1,822	633
Interest expense	(2,711)	(2,487)
Other income (expense), net	1,434	(324)
Total other income (expense), net	545	(2,178)
Income (loss) before income taxes	(74,071)	25,099
Income tax provision (benefit)	(1,762)	15,566
Net income (loss)	$(72,309)	$9,533
Net income (loss) per share:
Basic	$(0.88)	$0.12
Diluted	$(0.88)	$0.12
Shares used to compute net income (loss) per share:
Basic	82,349	79,471
Diluted	82,349	81,338

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(72,309)	$9,533
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit of $49 for the three months ended March 31, 2024, and net of tax benefit of $71 for the three months ended March 31, 2023	(1,782)	(192)
Total comprehensive income (loss)	$(74,091)	$9,341

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2024
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,818	$8	$808,575	$(3,791)	$(118,527)	$686,265
Common stock issued pursuant to equity awards, net	1,249	—	8,777	—	—	8,777
Stock-based compensation	—	—	17,032	—	—	17,032
Other comprehensive loss	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(72,309)	(72,309)
Balance at March 31, 2024	83,067	$8	$834,384	$(5,573)	$(190,836)	$637,983

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$(72,309)	$9,533
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	16,684	19,202
Impairment losses	—	2,438
Amortization of debt issuance costs and accretion of discounts	688	548
Stock-based compensation	17,061	16,448
Deferred income taxes	(2,685)	8,128
Loss on disposal of property and equipment	390	40
Unrealized holding gain on investments	—	(152)
Impairment of leased right-of-use assets	2,038	—
Gain on extinguishment of lease liabilities	(569)	—
Loss on settlement of pension	—	362
Gain on foreign currency	(968)	—
Excess tax (benefits) deficiencies on stock-based awards	1,367	(507)
Changes in operating assets and liabilities:
Accounts receivable	44,389	(16,931)
Inventory	3,783	10,959
Prepaid expenses and other assets	(2,044)	(4,338)
Accounts payable, accrued expenses and other current liabilities	9,275	(886)
Accrued compensation	8,707	7,210
Accrued price protection liability	(6,451)	(9,877)
Lease liabilities	(2,505)	(3,095)
Other long-term liabilities	(881)	3,077
Net cash provided by operating activities	15,970	42,159

Investing Activities
Purchases of property and equipment	(8,342)	(5,216)
Purchases of intangible assets	(368)	(630)
Cash used in acquisitions, net of cash acquired	—	(9,665)
Net cash used in investing activities	(8,710)	(15,511)

Financing Activities
Net proceeds from issuance of common stock	—	3
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,103)	(6,173)
Net cash used in financing activities	(2,103)	(6,170)
Effect of exchange rate changes on cash and cash equivalents	(583)	1
Increase in cash, cash equivalents and restricted cash	4,574	20,479
Cash, cash equivalents and restricted cash at beginning of period	188,356	188,357
Cash, cash equivalents and restricted cash at end of period	$192,930	$208,836

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,478	$2,163
Cash paid for income taxes	$1,364	$3,336

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$10,880	$38,096
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its directly and indirectly wholly-owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of communications systems-on-chip, or SoC, solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. MaxLinear is a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. MaxLinear’s customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, who incorporate the Company’s products in a wide range of electronic devices. Examples of such devices include broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, Passive Optical Network, or PON, and DSL; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; as well as power management and interface products used in these and many other markets.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of MaxLinear, Inc. and its directly and indirectly wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. All intercompany transactions and investments have been eliminated in consolidation.
In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income, stockholders’ equity, and cash flows.
The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 31, 2024, or the Annual Report. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 24, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summary of Significant Accounting Policies

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Revenue Recognition

The Company’s revenue is generated from sales of the Company’s integrated circuits and intellectual property, typically under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product or intellectual property sales. The Company recognizes such revenue at the point in time when control of the products or intellectual property is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer’s rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company’s product sales, transfer of control occurs upon shipment to the distributor or direct customer. Under certain intellectual property sale agreements, we are entitled to fixed upfront consideration upon sale and variable consideration in the form of a portion of revenue generated by the recipient from the intellectual property. Fixed consideration is recognized when control of the functional intellectual property transfers; variable consideration may be constrained but is continuously monitored and recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and the uncertainty associated with the variable consideration is resolved. The Company recognized a material amount of variable consideration during the three months ended March 31, 2024 as uncertainties related to such consideration were resolved.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. Although customers may place orders for products to be delivered on multiple dates that may be in different quarterly reporting periods, all of the orders are scheduled within one year from the order date. The Company has elected to record sales commissions when incurred, as the period over which the sales commission asset that would have been recognized is less than one year.

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Research and Development

Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred. From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. The Company also obtains research and development funding grants from governments in certain jurisdictions in which it operates. Both of these types of income are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved. During the three months ended March 31, 2024 and 2023, the Company recognized income from jointly funded research and development projects of $0.9 million and $8.9 million, respectively. While the Company retains ownership and rights to the underlying technology developed under the joint development projects, the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, and defers such funds as liabilities until the repayment conditions have been resolved (Note 15).

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Recently Issued, Not Yet Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
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
2. Net Income (Loss) Per Share
Basic earnings per share, or EPS, is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(72,309)	$9,533
Denominator:
Weighted average common shares outstanding—basic	82,349	79,471
Dilutive common stock equivalents	—	1,867
Weighted average common shares outstanding—diluted	82,349	81,338
Net income (loss) per share:
Basic	$(0.88)	$0.12
Diluted	$(0.88)	$0.12
For the three months ended March 31, 2024 and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 5.0 million and 2.2 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.

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
The second amended and restated commitment letter dated October 24, 2022 with Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders, and related financing commitments for the previously pending (now terminated) merger were also terminated upon termination of the Merger Agreement. As a result of the termination of the financing, in August 2023, the Company was required to pay to Wells Fargo Bank a ticking fee of $18.3 million.

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
Purchase Price Allocation
The final allocation of purchase price as of the January 17, 2023 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily includes $2.0 million in net operating liabilities, with $11.8 million in goodwill.
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
Goodwill recorded in connection with Company Y was $11.7 million as of March 31, 2024. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. Restructuring Activity
From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees, vacating certain leased facilities, and cancellation of contracts.
During the year ended December 31, 2023, the Company entered into restructuring plans to reduce its workforce. In the year ended December 31, 2023, we incurred $19.8 million in restructuring costs primarily related to severance costs and related expenses. In the three months ended March 31, 2024, the Company completed notification to remaining affected employees of the reduction in workforce, and incurred $22.6 million in restructuring costs, or a cumulative total of $42.4 million.
Restructuring costs in the three months ended March 31, 2024 included $19.9 million in severance costs and related expenses, substantially all of which pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed, and $2.7 million in non-cash charges related to exiting facilities and writing off of assets. Estimated restructuring costs remaining to be incurred for the restructuring plans pertain to write off of certain licenses and exiting of leased office space and are anticipated to occur in the remaining periods of 2024. The remaining restructuring costs are not expected to be material. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plans.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Employee separation expenses	$19,938	$4,589
Lease related charges	2,137	8
Other	555	51
	$22,630	$4,648
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2024. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2023	$7,383	$(2)	$920	$8,301
Restructuring charges	19,938	2,137	555	22,630
Cash payments	(6,781)	(18)	(178)	(6,977)
Non-cash charges and adjustments	(7)	(1,816)	(528)	(2,351)
Liability as of March 31, 2024	20,533	301	769	21,603
Less: current portion as of March 31, 2024	(20,533)	(301)	(769)	(21,603)
Long-term portion as of March 31, 2024	$—	$—	$—	$—

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$318,588	$306,739
Acquisitions (Note 3)	—	12,171
Ending balance	$318,588	$318,910
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2024 and 2023, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2024			December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$20,188	$(1,365)	$18,823	$20,133	$(1,431)	$18,702
Developed technology	6.9	311,261	(271,856)	39,405	311,261	(263,635)	47,626
Trademarks and trade names	6.2	14,800	(14,312)	488	14,800	(14,276)	524
Customer relationships	5.0	128,800	(126,731)	2,069	128,800	(126,347)	2,453
Patents	7.0	4,780	(626)	4,154	4,780	(455)	4,325
	6.1	$479,829	$(414,890)	$64,939	$479,774	$(406,144)	$73,630

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of net revenue	$8,468	$9,458
Research and development	—	1
Selling, general and administrative	591	928
	$9,059	$10,387
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$73,630	$109,316
Additions	368	630
Other disposals	—	(769)
Amortization	(9,059)	(10,387)
Impairment losses	—	(2,438)
Ending balance	$64,939	$96,352
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three months ended March 31, 2024, no impairment losses related to finite-lived intangible assets were recognized. During the three months ended March 31, 2023, impairment losses related to finite-lived intangible assets of $2.4 million, were recognized. The impairment losses were attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2024:

Amount
(in thousands)
2024 (9 months)	$14,673
2025	14,774
2026	13,735
2027	9,957
2028	4,620
Thereafter	7,180
Total	$64,939

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	March 31, 2024	December 31, 2023
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,535	$2,462
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
The contingent consideration liability as of March 31, 2024 and December 31, 2023 is associated with the Company’s acquisition of Company Y in January 2023 (Note 3). The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company Y is subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at March 31, 2024
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,535	$—	$—	$2,535

		Fair Value Measurements at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,462	$—	$—	$2,462

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2024	2023
Contingent consideration
Beginning balance	$2,462	$2,941
Acquisitions(1)(Note 3)	—	2,200
Accretion of discount(1)	73	112
Ending balance	$2,535	$5,253
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the three months ended March 31, 2024 and 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y in January 2023 and accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments. for the three months ended March 31, 2024.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).
Included in other long-term assets are investments in privately held entities of $11.8 million as of March 31, 2024 and December 31, 2023. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$191,882	$187,288
Short-term restricted cash	1,028	1,051
Long-term restricted cash	20	17
Total cash, cash equivalents and restricted cash	$192,930	$188,356
As of March 31, 2024 and December 31, 2023, cash and cash equivalents included money market funds of approximately $110.9 million and $78.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had restricted cash of approximately $1.0 million and $1.1 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Work-in-process	$58,676	$60,368
Finished goods	37,449	39,540
	$96,125	$99,908

Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2024	December 31, 2023
		(in thousands)
Furniture and fixtures	5	$3,958	$3,995
Machinery and equipment	3-5	78,070	76,732
Masks and production equipment	2-5	59,948	54,240
Software	3	11,590	11,427
Leasehold improvements	1-5	34,712	35,867
Construction in progress	N/A	570	348
		188,848	182,609
Less: accumulated depreciation and amortization		(120,510)	(116,178)
		$68,338	$66,431
Depreciation expense for the three months ended March 31, 2024 and 2023 was $5.5 million and $6.4 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million which is included in other long-term assets as of March 31, 2024 and December 31, 2023, respectively. In September 2023, the terms of this note receivable were renegotiated, and the first initial repayment of $1.5 million is now due by March 31, 2025, and annual repayments of $1.7 million per year are due annually thereafter by March 31, from 2026 through 2030, provided that certain production utilization targets for the prior year are met. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.
Accrued price protection liability consists of the following activity:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$71,684	$113,274
Charged as a reduction of revenue	12,132	28,536
Payments	(18,583)	(38,013)
Ending balance	$65,233	$103,797

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The decrease in price protection liability from approximately $71.7 million as of December 31, 2023 to approximately $65.2 million as of March 31, 2024 was driven by increased sell-through activity by distributors to their end customers.
Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued technology license payments	$4,540	$3,843
Accrued professional fees	4,921	3,736
Accrued engineering and production costs	5,620	2,861
Accrued restructuring	21,603	8,301
Accrued royalty	348	603
Short-term lease liabilities	9,167	9,132
Accrued customer credits	5,564	3,984
Income tax liability	379	521
Customer contract liabilities	1,597	1,597
Accrued obligations to customers for price adjustments	36,811	54,837
Accrued obligations to customers for stock rotation rights	401	349
Contingent consideration - current portion	2,535	2,462
Other	4,646	6,242
	$98,132	$98,468
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2023	$(5,059)	$1,268	$(3,791)
Other comprehensive income (loss) before reclassifications, net of tax	(1,782)	—	(1,782)
Balance at March 31, 2024	$(6,841)	$1,268	$(5,573)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(540)	(571)
Unamortized debt issuance costs	(1,931)	(2,054)
Net carrying amount of long-term debt	122,529	122,375
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,529	$122,375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2024 and December 31, 2023, the weighted average effective interest rate on aggregate debt was approximately 7.9% and 7.6%, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of March 31, 2024 and December 31, 2023 was $134.8 million and $135.7 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of March 31, 2024, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2024, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of March 31, 2024, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At March 31, 2024, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Refer to the Company’s Annual Report for a summary of its stock-based compensation and equity plans as of December 31, 2023. There have been no material changes to the terms of the Company’s equity incentive plans during the three months ended March 31, 2024.
As of March 31, 2024, the number of shares of common stock available for future issuance under the 2010 Plan was 16,548,604 shares. As of March 31, 2024, the number of shares of common stock available for future issuance under the ESPP was 6,627,302 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2024, the Company issued 0.4 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2023 performance period. At March 31, 2024, the Company has an accrual of $7.6 million for bonus awards for employees for year-to-date achievement in the 2024 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of net revenue	$181	$210
Research and development	10,441	11,455
Selling, general and administrative	6,439	4,783
	$17,061	$16,448
The total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2024 was $146.6 million, and the weighted average period over which these equity awards are expected to vest is 2.37 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2024 was $9.1 million as a result of revised estimates of performance achievement levels as of that date, and the weighted average period over which these equity awards are expected to vest is 1.86 years. Actual levels of future performance for the unvested periods may differ from current estimates.
The total unrecognized compensation cost related to unvested stock options as of March 31, 2024 was $29.5 million, and the weighted average period over which these equity awards are expected to vest is 3.89 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	5,632	$36.72
Granted	2,299	18.78
Vested	(1,313)	31.07
Canceled	(387)	38.48
Outstanding at March 31, 2024	6,231	$31.18
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of March 31, 2024, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	2,653	$34.38
Granted(1)	1,460	17.77
Vested	(6)	58.31
Canceled	(598)	41.90
Outstanding at March 31, 2024	3,509	$26.15
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2024 and 2023, there were no shares of common stock purchased under the ESPP.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Weighted-average grant date fair value per share	$6.35	$11.97
Risk-free interest rate	5.41%	4.54%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	70.46%	59.78%
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	375	$17.29
Granted	2,688	19.45
Exercised	(39)	7.68
Canceled	(1)	23.75
Outstanding at March 31, 2024	3,023	$19.33	8.95	$4,493
Vested and expected to vest at March 31, 2024	3,023	$19.33	8.95	$4,493
Exercisable at March 31, 2024	335	$18.40	1.36	$811
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2024	2023(1)
Weighted-average grant date fair value per share	$10.84 - $11.24	N/A
Risk-free interest rate	4.33%	N/A
Dividend yield	—%	N/A
Expected life (in years)	6.50	N/A
Volatility	57.50%	N/A
__________________
(1) No options were granted during the three months ended March 31, 2023.
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
The intrinsic value of stock options exercised was $0.5 million and $0.1 million in the three months ended March 31, 2024 and 2023, respectively.
Cash received from exercise of stock options was negligible during each of the three months ended March 31, 2024 and 2023.
The tax benefit from stock options exercised was $0.8 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company recorded an income tax benefit of $1.8 million in the three months ended March 31, 2024 and an income tax provision of $15.6 million in the three months ended March 31, 2023.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended March 31, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including tax credits, stock based compensation, and tax shortfalls related to stock-based compensation.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, research and development credits, stock based compensation, excess tax benefits related to stock-based compensation, and the release of certain reserves for uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income in this period also reflected the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
During the three months ended March 31, 2024, the Company’s unrecognized tax benefits increased by $0.5 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2024 were approximately $0.3 million and $0.01 million, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2024, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2020, 2019, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax provision in the three months ended March 31, 2024 and 2023 at the incentive rate.
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
the Company’s customers (Note 12). Revenue is also generated from sales of intellectual property, and the recipients of such intellectual property are also referred to as the Company’s customers. The Company makes periodic evaluations of the credit worthiness of its customers.
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2024	2023
Percentage of total net revenue
Customer A	23%	*
Customer B	13%	15%
____________________________
*    Represents less than 10% of the net revenue for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	March 31, 2024	December 31, 2023
Percentage of gross accounts receivable
Customer C	32%	33%
Customer D	38%	24%

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended March 31,
	2024	2023
Vendor A	*	23%
Vendor B	45%	25%
Vendor C	11%	*
Vendor D	*	11%
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$55,832	59%	$192,502	77%
Europe	7,448	8%	40,216	16%
United States	30,474	32%	12,184	5%
Rest of world	1,515	2%	3,539	1%
Total	$95,269	100%	$248,441	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2024	2023
Percentage of total net revenue
Hong Kong	28%	31%
China	*	16%
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong and mainland China, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amount	% of total	Amount	% of total
United States	$331,552	69%	$337,696	69%
Singapore	114,115	24%	113,248	23%
Rest of world	33,666	7%	38,969	8%
Total	$479,333	100%	$489,913	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2024	2023

Broadband	$33,055	$81,681
% of net revenue	35%	33%
Connectivity	9,711	66,268
% of net revenue	10%	27%
Infrastructure	32,605	46,302
% of net revenue	34%	19%
Industrial and multi-market	19,898	54,191
% of net revenue	21%	22%
Total net revenue	$95,269	$248,442
Revenues from sales through the Company’s distributors accounted for 36% and 43% of net revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue related to the sales of intellectual property recognized during the three months ended March 31, 2024 has been allocated by market based upon the usage of such intellectual property.
Contract Liabilities
As of March 31, 2024 and December 31, 2023, customer contract liabilities were approximately $1.6 million and $1.6 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three months ended March 31, 2024 and 2023 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2024 and 2023.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2024 and December 31, 2023, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $65.2 million and $71.7 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2024 were $36.8 million and $0.4 million, respectively, and as of December 31, 2023 were $54.8 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the significant decrease in accrued obligations to customers for price adjustments from approximately $54.8 million as of December 31, 2023 to approximately $36.8 million as of March 31, 2024, was due to a significant decrease in sales to distributors which decreased the corresponding accrued obligations to such customers. The increase or decrease in revenue in each of the three months ended March 31, 2024 and 2023 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of March 31, 2024 and December 31, 2023, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 4.7% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.7 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2024:

Operating Leases
(in thousands)
2024 (9 months)	$7,996
2025	10,591
2026	8,233
2027	5,995
2028	2,465
Thereafter	1,596
Total minimum payments	36,876
Less: imputed interest	(3,769)
Less: unrealized translation loss	(43)
Total lease liabilities	33,064
Less: short-term lease liabilities	(9,167)
Long-term lease liabilities	$23,897
Operating lease cost was $2.6 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.
Short-term lease costs for the three months ended March 31, 2024 and 2023 were not material.
There were $1.0 million and $0.2 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2024 and 2023, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of March 31, 2024, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.4 million. As of December 31, 2023, the net defined benefit obligation was $1.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2024, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2024 (9 months)	$26,080	$27,481	$53,561
2025	12,197	29,405	41,602
2026	—	18,567	18,567
2027	—	3,673	3,673
2028	—	—	—
Total minimum payments	$38,277	$79,126	$117,403
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, funds of $15.0 million received from the other parties as of March 31, 2024 have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three months ended March 31, 2024 and 2023, the Company did not recognize any previously deferred amounts from other parties due to resolution of such repayment conditions.
Dispute with Silicon Motion
As previously disclosed, on July 26, 2023, MaxLinear terminated the Merger Agreement on multiple grounds (Note 3). On August 16, 2023, Silicon Motion delivered to MaxLinear a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from MaxLinear arising from MaxLinear’s alleged breaches of the Merger Agreement. Silicon Motion’s position is that MaxLinear’s Willful and Material Breaches (as such term is defined in the Merger Agreement) of the Merger Agreement prevented the Merger from being completed by August 7, 2023, and that MaxLinear is consequently liable for substantial monetary damages in excess of the termination fee as provided in the Merger Agreement.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the Court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s ability and intention to timely close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by Chinese antitrust regulators; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear will vigorously defend its position. Defendants filed a motion to dismiss the Consolidated Complaint on March 29, 2024. Plaintiffs’ response is due on May 13, 2024.
Comcast Litigation
On December 1, 2023, MaxLinear filed claims against Comcast Management, LLC and Comcast Cable Communications, LLC (together, “Comcast”) in the United States District Court for the Southern District of New York. MaxLinear alleges that in 2020, MaxLinear shared its proprietary design and know-how for a full-duplex, or FDX, amplifier with Comcast in the hope of securing future business with Comcast. MaxLinear shared its design and know-how on several occasions, all pursuant to a non-disclosure agreement between MaxLinear and Comcast, with the expectation that Comcast would keep the information confidential. MaxLinear alleges that Comcast needed this technology in order to effectively compete with fiber-optic internet providers. Instead of engaging MaxLinear to develop the FDX amplifier, Comcast allegedly shared MaxLinear’s proprietary designs with MaxLinear’s direct competitor. Comcast allegedly then worked with MaxLinear’s competitor to develop the FDX-amplifier technology. MaxLinear brought claims for trade secret misappropriation, unfair competition, and breach of the parties’ non-disclosure agreement, and it sought an unspecified amount of compensatory damages, punitive damages, pre-judgment and post-judgment interest, costs, expenses, and attorney fees as well as an injunction against Comcast’s use or disclosure of MaxLinear’s trade secrets.
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. MaxLinear intends to amend and refile its trade-secret and related claims.
Dish Litigation
On February 10, 2023, Entropic Communications, LLC (“Entropic”) filed claims for patent infringement against Dish Network Corporation, Dish Network LLC, Dish Network Service, LLC, and Dish Network California Service Corporation in the United States District Court for the Central District of California. At that time, MaxLinear was not a party to the action. On September 21, 2023, Dish Network California Service Corporation (“Dish California”) filed four counterclaims against MaxLinear. The four claims are declaratory judgment, breach of contract, fraud and negligent misrepresentation, and civil conspiracy.
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C. (collectively, “Dish”), filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims are (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy (“IPR Policy”) by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs.

Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC (together, “Cox”) in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and is asserting claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs.
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
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock under the repurchase program.
At March 31, 2024, the aggregate value of common stock repurchased under the program was approximately $55.0 million and approximately $45.0 million remained available for repurchase under the program.

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
Overview
We are a provider of communications systems-on-chips, or SoCs, used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. In most cases, these products are designed on a single silicon-die, using standard digital complementary metal oxide semiconductor, or CMOS, manufacturing processes and conventional packaging technologies. Importantly, our ability to design analog and mixed-signal circuits in CMOS allows us to efficiently combine analog functionality and complex digital signal processing logic in the same integrated circuit. As a result, we believe our solutions have exceptional levels of functional integration and performance, low manufacturing cost, and reduced power consumption versus competition. These solutions also enable shorter design cycles, significant design flexibility and low system-level cost across a range of markets.
Our customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs and original design manufacturers, or ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; Wi-Fi and wireline routers for home networking; broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, passive optical fiber standards, or PON, and digital subscriber line, or DSL; as well as power management and interface products used in these and many other markets. In addition, we generate revenue from certain intellectual property sale agreements.
In the three months ended March 31, 2024, net revenue was $95.3 million, which was derived in part from sales of RF receivers and RF receiver SOC and connectivity solutions and intellectual property into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products; changes in government trade policies; changes in export control regulations; and our ability to obtain design wins with device manufacturers, in particular manufacturers of data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 59% and 77% of net revenue during the three months ended March 31, 2024 and 2023, respectively, including 28% from products shipped to Hong Kong during the three months ended March 31, 2024 and 31% from products shipped to Hong Kong and 16% from products shipped to mainland China during three months ended March 31, 2023. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2024 and 2023 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers through both sales of our products, and consideration under intellectual property sale agreements. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2024, two customers accounted for 36% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue, of which distributor customers accounted for 19% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
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
Impact of Global Economic Uncertainty and Inventory Build
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we could experience continued decline in our sales and revenues. In particular, we believe an economic slowdown and inventory oversupply in the channel could continue to add to volatility in managing the business. In addition, inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. As supplier lead times continue to stabilize, we have seen and expect to continue to see a more normalized demand-planning horizon. While we expect inventory to remain elevated in the near term, we expect channel inventory will continue to decline thereafter.
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

The second amended and restated commitment letter dated October 24, 2022 with Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders, and related financing commitments for the previously pending (now terminated) merger were also terminated upon termination of the Merger Agreement. As a result of the termination of the financing, in August 2023, the Company was required to pay to Wells Fargo Bank a ticking fee of $18.3 million.
Workforce Reductions
During the year ended December 31, 2023, we entered into two plans of restructuring to reduce our workforce, or the Workforce Reductions. The Workforce Reductions were intended to align our operational needs with the changes in macroeconomic conditions and the demand environment while continuing to support the long-term business strategy by reducing our operating expenses. As a result of the Workforce Reductions, in the year ended December 31, 2023, we incurred $19.8 million in restructuring costs primarily related to severance costs and related expenses. During the three months ended March 31, 2024, we completed notification to the remaining affected employees of the Workforce Reductions, and incurred $22.6 million in restructuring costs, or a cumulative total of $42.4 million.
Restructuring costs in the three months ended March 31, 2024 included $19.9 million in severance costs and related expenses, substantially all of which pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed, and $2.7 million in non-cash charges related to exiting facilities and writing off of assets. As of March 31, 2024, estimated restructuring costs remaining to be incurred for the restructuring plans pertain to write off of certain licenses and exiting of leased office space and are anticipated to occur in the remaining periods of 2024. The remaining restructuring costs are not expected to be material. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Workforce Reductions.

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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the Securities and Exchange Commission, or SEC, on January 31, 2024, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
Results of Operations
The following describes the line items set forth in our unaudited consolidated statements of operations.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits and intellectual property for access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications. A significant portion of our sales are to distributors, who then resell our products.

Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including salaries, benefits, and stock-based compensation; equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology and purchased licensed technology intangible assets; inventory fair value adjustments, if any; amortization of certain production mask costs and computer-aided design software license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
Research and Development. Research and development, or R&D, expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs, partially offset by income from joint R&D projects and/or governmental R&D grants, if any. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred.
Selling, General and Administrative. Selling, general and administrative expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, amortization of certain acquired intangible assets, merger, acquisition and integration costs, if any, third-party sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.
Impairment Losses. Impairment losses consist of charges resulting from the impairment of intangible assets.
Restructuring Charges. Restructuring charges consist of severance, lease and leasehold impairment charges, and other charges related to restructuring plans.
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) generally consists of income (expense) generated from non-operating transactions, net gains (losses) on sales of investments and/or income from investments, if any, and unrealized holding gains (losses) from certain investments required to be marked to market value, if any.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net revenue	100%	100%
Cost of net revenue	48	44
Gross profit	52	56
Operating expenses:
Research and development	68	27
Selling, general and administrative	38	16
Impairment losses	—	1
Restructuring charges	24	2
Total operating expenses	130	45
Income (loss) from operations	(78)	11
Interest income	2	—
Interest expense	(3)	(1)
Other income (expense), net	2	—
Total other income (expense), net	1	(1)
Income (loss) before income taxes	(78)	10
Income tax provision (benefit)	(2)	6
Net income (loss)	(76)%	4%
Net Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Broadband	$33,055	$81,681	$(48,626)	(60)%
% of net revenue	35%	33%
Connectivity	9,711	66,268	(56,557)	(85)%
% of net revenue	10%	27%
Infrastructure	32,605	46,302	(13,697)	(30)%
% of net revenue	34%	19%
Industrial and multi-market	19,898	54,191	(34,293)	(63)%
% of net revenue	21%	22%
Total net revenue	$95,269	$248,442	$(153,173)	(62)%
Net revenue decreased $153.2 million to $95.3 million for the three months ended March 31, 2024, as compared to $248.4 million for the three months ended March 31, 2023, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. The decrease in broadband net revenue of $48.6 million was driven by decreases in the volume of broadband SOC shipments in this category, partially offset by revenue from certain intellectual property sale agreements. The decrease in connectivity net revenue of $56.6 million was driven by decreased volume of shipments of certain products associated with residential broadband market decline, partially offset by revenue from certain intellectual property sale agreements. The decrease in net infrastructure revenues of $13.7 million was driven by a decrease in the volume of wireless backhaul product shipments, partially offset by revenue from certain intellectual property sale agreements. The decrease in industrial and multi-market net revenue of $34.3 million was driven by decreased volume of shipments of high-performance analog and component products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$46,001	$108,135	$(62,134)	(57)%
% of net revenue	48%	44%
Gross profit	49,268	140,307	(91,039)	(65)%
% of net revenue	52%	56%
Cost of net revenue decreased $62.1 million to $46.0 million for the three months ended March 31, 2024, as compared to $108.1 million for the three months ended March 31, 2023. The decrease was driven by a decreased volume of shipments as a result of macroeconomic conditions impacting customer demand for our products as described above under “Net Revenue.” Gross profit percentage declined for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to reduced absorption of intangible amortization and fixed costs.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$64,766	$67,291	$(2,525)	(4)%
% of net revenue	68%	27%
Research and development expense decreased $2.5 million to $64.8 million for the three months ended March 31, 2024, as compared to $67.3 million for the three months ended March 31, 2023. The decrease was driven by decreases in payroll and benefits expense of $6.0 million, CAD design tools expense of $2.1 million, outside services of $1.5 million, stock based compensation of $1.0 million, and depreciation expense of $0.7 million. These decreases were partially offset by a decrease in income from governmental R&D grants and joint R&D projects offsetting our R&D expense of $7.9 million, and increases in bonuses of $1.3 million. The decrease in payroll and benefits, outside services, and stock-based compensation are attributable to the Workforce Reductions and cost reduction measures. The decrease in CAD design tool and consulting expenses are due to timing of project completion. The decrease in depreciation expense is from acquired assets becoming fully amortized as they reached the end of their useful lives. The amount of income from governmental R&D grants and joint R&D projects varies from period to period depending on demand for such projects and availability of governmental R&D programs. The increase in bonus expense is due to improvement in year-to-date achievement against our annual operating plan relative to the prior year.
We are closely managing our research and development expenses to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$36,488	$38,653	$(2,165)	(6)%
% of net revenue	38%	16%
Selling, general and administrative expense decreased $2.2 million to $36.5 million for the three months ended March 31, 2024, as compared to $38.7 million for the three months ended March 31, 2023. The decrease was a result of decreases in payroll and other benefits expense of $1.9 million, professional fees of $1.2 million, depreciation and amortization of $0.6 million and other miscellaneous expense of $0.8 million. These decreases were partially offset by increases in stock-based compensation of $1.7 million and bonuses of $0.7 million. The decreases in payroll and other benefits and other miscellaneous expenses are attributable to recent reductions in workforce and cost reduction measures. The decrease in professional fees is mainly due to decrease in merger and acquisition related fees following the termination of our merger with Silicon Motion. The decrease in depreciation and amortization is from assets becoming fully amortized as they reached the end of their useful lives. The increase in stock-based compensation expense is due to incremental grants to executives for retention purposes, while the increase in bonus expense is due to improvement in year-to-date achievement against our annual operating plan relative to the prior year.
We are closely managing our selling, general and administrative expenses; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Impairment losses	$—	$2,438	$(2,438)	(100)%
% of net revenue	—%	1%
Impairment losses in the three months ended March 31, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$22,630	$4,648	$17,982	387%
% of net revenue	24%	2%
Restructuring charges increased $18.0 million to $22.6 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023. Restructuring charges for the three months ended March 31, 2024 included $19.9 million in employee severance and related charges related to reductions in our workforce and $2.1 million in charges related to reduction of space leased for office facilities. Substantially all of the employee severance-related charges in this period are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed. Restructuring charges for the three months ended March 31, 2023 included $4.6 million in employee severance and related charges related to reductions in our workforce.

    Interest and Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$545	$(2,178)	$2,723	(125)%
% of net revenue	1%	(1)%
Interest and other income (expense), net changed by $2.7 million from expense of $2.2 million in the three months ended March 31, 2023 to expense of $0.5 million for the three months ended March 31, 2024. The change in interest and other income (expense), net was due to a foreign currency gain of $1.0 million in first quarter 2024 compared to a currency loss of $40 thousand in first quarter 2023, increase in interest income of $1.2 million on interest-bearing cash equivalents, and income of $0.6 million derived from privately held investments.
Income Tax Provision (Benefit)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$(1,762)	$15,566	$(17,328)	(111)%

The income tax benefit for the three months ended March 31, 2024 was $1.8 million compared to an income tax provision of $15.6 million for the three months ended March 31, 2023.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including tax credits, stock based compensation, and tax shortfalls related to stock-based compensation.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, research and development credits, stock based compensation, excess tax benefits related to stock-based compensation, and the release of certain reserves for uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income in this period also reflected legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded a tax benefit in the three months ended March 31, 2024 and 2023 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $191.9 million, restricted cash of $1.0 million and net accounts receivable of $126.2 million. Additionally, as of March 31, 2024, our working capital, which we define as current assets less current liabilities, was $220.8 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
We also use cash to pay down outstanding debt, repurchase our common stock under our stock repurchase plan, and from time to time, make investments. As of March 31, 2024, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of March 31, 2024. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.

Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of March 31, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interest of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service their interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of intangible assets, impairment of leased right-of-use assets and gain on extinguishment of lease liabilities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units are included in financing activities in our consolidated statements of cash flows.
As of March 31, 2024, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	36,876	7,996	18,824	8,460	1,596
Purchase obligations	38,277	26,080	12,197	—	—
Other obligations	79,126	27,481	47,972	3,673	—
Total	$279,279	$61,557	$78,993	$137,133	$1,596
Our planned capital expenditures as of March 31, 2024 were not material. Our consolidated balance sheet at March 31, 2024 included $5.5 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers, as well as proceeds that we receive under certain intellectual property sale agreements. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Working capital	$220,825	$265,896
Cash and cash equivalents	$191,882	$187,288
Short-term restricted cash	1,028	1,051
Long-term restricted cash	20	17
Total cash, cash equivalents, and restricted cash	$192,930	$188,356

We believe that our $191.9 million of cash and cash equivalents at March 31, 2024 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of March 31, 2024, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of March 31, 2024. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$15,970	$42,159
Net cash used in investing activities	(8,710)	(15,511)
Net cash used in financing activities	(2,103)	(6,170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(583)	1
Increase in cash, cash equivalents and restricted cash	$4,574	$20,479
Cash Flows from Operating Activities
Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $42.2 million three months ended March 31, 2023. The decline in operating cash flows was driven by a decline in revenue from decreased volume of shipments of our products as a result of macroeconomic conditions impacting customer demand for our products (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which increased $66.5 million, in particular, in the first quarter of 2024, we collected accounts receivable of $68.3 million, which was partially offset by payments against our price protection liability of $18.6 million and severance payments from the Workforce Reductions of $7.0 million.
Cash Flows from Investing Activities
While our capital purchases increased $2.9 million in the first quarter of 2024, our use of cash in investing activities declined by $6.8 million, as we did not have an acquisition in the first quarter of 2024.
Net cash used in investing activities was $8.7 million for the three months ended March 31, 2024 and consisted of purchases of property and equipment of $8.3 million, and purchases of intangible assets of $0.4 million.
Net cash used in investing activities was $15.5 million for the three months ended March 31, 2023 and primarily consisted of cash used in the acquisition of Company Y of $9.7 million and purchases of property and equipment of $5.2 million.
Cash Flows from Financing Activities
Our use of cash in financing activities, which was substantially comprised of minimum tax withholding paid on behalf of employees for restricted stock units for both periods, declined due to a smaller amount of restricted stock units released for bonuses and a decline in value of other stock-related awards released during the periods.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2024 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.0 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If SOFR interest rates had increased by 10% during the three months ended March 31, 2024, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of rising interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Complaint
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the Court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s ability and intention to timely close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by Chinese antitrust regulators; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear will vigorously defend its position. Defendants filed a motion to dismiss the Consolidated Complaint on March 29, 2024. Plaintiffs’ response is due on May 13, 2024.
Comcast Litigation
On December 1, 2023, MaxLinear filed claims against Comcast Management, LLC and Comcast Cable Communications, LLC (together, “Comcast”) in the United States District Court for the Southern District of New York. MaxLinear alleges that in 2020, MaxLinear shared its proprietary design and know-how for a full-duplex, or FDX, amplifier with Comcast in the hope of securing future business with Comcast. MaxLinear shared its design and know-how on several occasions, all pursuant to a non-disclosure agreement between MaxLinear and Comcast, with the expectation that Comcast would keep the information confidential. MaxLinear alleges that Comcast needed this technology in order to effectively compete with fiber-optic internet providers. Instead of engaging MaxLinear to develop the FDX amplifier, Comcast allegedly shared MaxLinear’s proprietary designs with MaxLinear’s direct competitor. Comcast allegedly then worked with MaxLinear’s competitor to develop the FDX-amplifier technology. MaxLinear brought claims for trade secret misappropriation, unfair competition, and breach of the parties’ non-disclosure agreement, and it sought an unspecified amount of compensatory damages, punitive damages, pre-judgment and post-judgment interest, costs, expenses, and attorney fees as well as an injunction against Comcast’s use or disclosure of MaxLinear’s trade secrets.

On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. MaxLinear intends to amend and refile its trade-secret and related claims.
Dish Litigation
On February 10, 2023, Entropic Communications, LLC (“Entropic”) filed claims for patent infringement against Dish Network Corporation, Dish Network LLC, Dish Network Service, LLC, and Dish Network California Service Corporation in the United States District Court for the Central District of California. At that time, MaxLinear was not a party to the action. On September 21, 2023, Dish Network California Service Corporation (“Dish California”) filed four counterclaims against MaxLinear. The four claims are declaratory judgment, breach of contract, fraud and negligent misrepresentation, and civil conspiracy.
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C. (collectively, “Dish”), filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims are (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy (“IPR Policy”) by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs.
Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC (together, “Cox”) in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and is asserting claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs.
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
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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

ITEM 1A.    RISK FACTORS
This Quarterly Report on Form 10-Q, or Form 10-Q, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Part II, Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission or SEC. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.
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
Risks Relating to Our Business
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
•Our business, financial condition and results of operations could continue to be adversely affected by military conflicts, geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflict with Iran), and among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business and/or the speed with which we can deliver, if at all.
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
•We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology or if such authorizations are revoked. In addition, we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
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

Risks Relating to Intellectual Property
•We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
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
Risks Relating to Our Common Stock
•Our share price may be volatile as a result of various factors.
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
We terminated the Merger Agreement on July 26, 2023 and notified Silicon Motion that we are relieved of our obligation to close the merger. Silicon Motion has challenged the validity of that termination. On August 16, 2023, Silicon Motion delivered to us a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from us arising from our alleged breaches of the Merger Agreement. On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. Additionally, on August 31, 2023, a Silicon Motion stockholder filed a class action complaint against us and certain of our current officers alleging that we materially misrepresented the likelihood the merger would close. Other potential plaintiffs may file additional lawsuits related to the previously contemplated merger. See Part II, Item 1 (Legal Proceedings) of this report for more information on the Silicon Motion arbitration and the class action lawsuit. We intend to vigorously defend against these legal proceedings and any alleged breaches of the Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings. Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay and costs associated with the indemnification of directors and officers. Please refer to the Risk Factor entitled “If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement with Silicon Motion, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness would adversely affect our operating results and cash-

flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.”
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
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience a decline in our sales and revenues in the future. In particular, we believe an economic slowdown and inventory oversupply will continue to add to volatility in managing the business. In addition, inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which would delay and lengthen sales cycles and negatively affect the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
Our net revenue decreased from $248.4 million in the three months ended March 31, 2023, to $95.3 million in the three months ended March 31, 2024, and the decline in net revenue could continue in future periods. Among other factors, the decrease is as a result of macroeconomic conditions impacting customer demand. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience further decline in revenue in the future due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products.
In addition, in the first quarter of 2024, we completed notifications to remaining affected employees regarding the Workforce Reductions to align our operational needs with the changes in macroeconomic conditions and the demand environment. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reduction of our workforce if our revenue continues to decline. If we are unable to realize the expected operational efficiencies and cost savings from our reduction of our workforce, our operating results and financial condition would be adversely affected.
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
Our business, financial condition and results of operations could continue to be adversely affected by military conflicts, geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflict with Iran), and among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
We sell our products throughout the world. Products shipped to Asia accounted for 59% of our net revenue in the three months ended March 31, 2024. In addition, as of March 31, 2024, approximately 77% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Russia, Ukraine, Iran, Israel and other countries;
•transportation delays;
•civil disturbances or political instability;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and continued escalation of Israel’s conflict with Iran;
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
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the military conflict in Israel, including the recent escalation in its conflict with Iran, the Russia-Ukraine conflict, and increased political tensions in Russia, Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business. Additionally, policies made by other countries, such as China and Russia or their allies, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. In October 2022, BIS announced additional restrictions on products and/or technology destined for use in the People’s Republic of China, including additional export controls and/or requirements on (1) certain advanced computing integrated circuits, computer commodities that contain such integrated circuits and certain semiconductor manufacturing items; (2) products and/or technologies that may be destined for facilities capable of producing certain advanced node integrated circuits; and (3) transactions involving items for supercomputer and semiconductor manufacturing end uses. In October 2023, BIS announced additional restrictions on the export of certain advanced semiconductors and semiconductor manufacturing technology to China, primarily focused on integrated circuits with military, data center, or artificial intelligence applications. Pursuant to those October 2023 export control amendments, various categories of integrated circuits are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. We have confirmed that some of our products are subject to these new controls. BIS also announced restrictions on exports to (1) companies headquartered in China or whose ultimate parent company is headquartered in China or Macau, and (2) end users in certain countries of concern, in order to prevent diversion of controlled products or technology to China. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
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
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact us and related entities. We have experienced weakening demand in China, and such future developments related to U.S.-China relations may also have an impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC. Such developments could include restriction on the export of products from Taiwan to China and/or restriction on the import of Taiwanese-origin products into China.
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
The ongoing military conflict in Israel, and the recent escalation in Israel’s conflict with Iran, has resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran. As the conflict and its escalation continues, we cannot provide assurances that our business will not be impacted in the future.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue is also generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the three months ended March 31, 2024, two customers accounted for 36% of our net revenue, and our ten largest customers collectively accounted for 75% of our net revenue, of which distributor customers accounted for 19% of our net revenue. In the three months ended March 31, 2024, we have continued to experience a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has been and could be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
•technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which could affect operator demand for our products; and
• any decrease in revenue generated by the recipient of intellectual property under certain intellectual property sale agreements, including due to any inability to enforce our intellectual property rights as described in the section “Risks Relating to Intellectual Property” under the risk factor “We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
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
Our relationship with customers has been and could continue to be impaired by our sale of patents. For example, our customers are and could be subject to patent infringement based on patents we divested to the extent that our customers also source components from our competitors, such as those referenced in Part II, Item 1 (Legal Proceedings) of this report.
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the three months ended March 31, 2024, compared to 16% during the three months ended March 31, 2023. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factor “We are also subject to risks associated with international geopolitical conflicts involving the U.S. and other governments such as China and Russia”, and by tariffs and other trade barriers that may be implemented by governmental authorities.
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
In addition to the legal proceedings referenced in Part II, Item 1 - Legal Proceedings of this report, we are subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, customer claims, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings and we may not be successful in such proceedings. In addition, we have implemented a reduction in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We have been and may in the future be subject to information technology failures, including security breaches, cyber-attacks, design defects or system failures, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. In June 2020, we announced a security incident resulting from a Maze ransomware attack affecting certain but not all operational systems within our information technology infrastructure. Because we did not satisfy the attacker’s monetary demands, on June 15, 2020, the attacker released online certain proprietary information obtained from our network. In response, our internal information technology team, supplemented by a leading cyber defense firm, took steps aimed at containing and assessing this incident, including implementing enhanced security controls aimed at protecting our information technology systems. Since that event, security breaches and incidents, computer malware and computer hacking attacks have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. We experience cyber-attacks of varying degrees on our technology infrastructure and systems and notwithstanding our defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls through attacks such as phishing, impersonating authorized users, ransomware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of design flaws, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time. Geopolitical tensions or conflicts may create heightened risk of cyber-attacks and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Businesses we acquire may increase the scope and complexity of our information technology systems, and this may increase our risk exposure to cyber-attack when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information.

A cybersecurity incident or other compromise of our information technology systems could result in unauthorized publication or misuse of confidential business or proprietary information belonging to us, a customer, supplier, employee or other third party, including personal data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts, or damage our reputation. More generally, any theft, loss, misuse, or other unauthorized processing of any confidential business or proprietary information, including personal data, collected, used, stored, transferred, or otherwise processed by us or on our behalf could result in significantly increased costs, expenses, damage to our reputation, and claims, litigation, demands, and regulatory investigations or other proceedings. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or incidents or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results. We also may face difficulties or delays in identifying and remediating and otherwise responding to any security breach or incident.
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
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, satellite outdoor units, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have further expanded our product offerings to include Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed optical interconnects for data center, metro, and long-haul optical modules, telecommunications wireless infrastructure, and cable DOCSIS 3.1 network infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
For the three months ended March 31, 2024 and 2023, revenue directly attributable to broadband applications accounted for approximately 35% and 33% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $48.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, and the decline in revenue could continue in future periods. Delays in the development of, or unexpected developments in, the broadband markets, including international macroeconomic headwinds, could have an adverse effect on order activity by OEMs in these markets and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.

We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For three months ended March 31, 2024, and 2023, our research and development expense was $64.8 million and $67.3 million, respectively. While we are closely monitoring our current research and development expenses, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue declined from $248.4 million for the three months ended March 31, 2023, to $95.3 million for the three months ended March 31, 2024 and revenue could continue to decline. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
•seasonality or cyclical fluctuations in our markets;

•overall demand volatility for semiconductor solutions across a diverse range of communications, industrial and multi-market applications;
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
•size and timing of any consideration received under our intellectual property sale agreements;
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

For example, we often experience flat to declining revenue in the first quarter of each fiscal year and increasing revenue in the second quarter of each fiscal year. Our historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our growth rate continues to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. These factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. We typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will ever recover these costs. A substantial amount of time may pass between a design win and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending or our operations quickly enough to compensate for a revenue shortfall could magnify its adverse impact on our results of operations.
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
We are focused on securing design wins to develop RF receivers and RF receiver SoCs, MoCA and G.hn SoCs, DBS-ODU SoCs, physical medium devices for optical modules, interface and power management devices, and SoC solutions targeting infrastructure opportunities within the telecommunications, wireless, industrial and multi-market and Wi-Fi and broadband operator markets for use in our customers’ products. These selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Although this has not occurred to date, failure to obtain a design win could prevent us from offering an entire generation of a product. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes. After securing a design win, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction runs from nine to twelve months for the broadband and communications market, and 36 months or longer for industrial, wired and wireless infrastructure markets. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.
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
In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC and recent legislation enacted in California, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, on March 6, 2024, the SEC adopted rules mandating climate-related disclosures that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC for fiscal year 2025 and beyond, which were stayed on April 4, 2024. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend or add significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field, and expect to continue facing such difficulties in seeking talent. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have experienced fluctuations, including declines, in the market price of our stock and reductions in force which could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
As of March 31, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of March 31, 2024, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of March 31, 2024. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

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
Our material indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest at a variable rate, which has been increasing, and principal under the term loans. In addition, the Revolving Facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.50 to 1.00, which temporarily increases to 3.75 to 1.00 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The Initial Term Loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. These laws may require that our overall information technology security environment meet certain standards and/or be certified. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020, or CPRA, that substantially expands the CCPA and was effective as of January 1, 2023. Additionally, other U.S. states continue to propose privacy-focused legislation. In 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China, or the Data Security Law and the Personal Information Protection Law of the People’s Republic of China, or PIPL. The Data Security Law is the first comprehensive data security legislation in the People’s Republic of China, or China, and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. In March 2024, the Cyberspace Administration of China published the Provisions on Promoting and Standardizing Cross-Border Data Flows to implement the mechanisms for the cross-border data transfers, including the security assessment. These regulations contain provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers. However, there is still some uncertainty in how regulators will interpret and enforce these laws.
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
We have completed multiple acquisitions in the past nine years. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions has resulted and could result in:
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
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
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
•our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties or obligations, if any, to standards organizations;
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
•we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect consideration that we are entitled to under certain intellectual property sale agreements; or
•our ability to monetize our portfolio through divestiture and/or exclusive licensing transactions may be impacted by conduct of counterparties to any such transactions, and we may face liability arising from our monetization efforts.
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

We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts. For example, as described in Part II, Item 1 — Legal Proceedings – Comcast Litigation, Comcast shared our proprietary designs with our direct competitor. Comcast then worked with our competitor to develop the FDX-amplifier technology. We have brought claims for trade secret misappropriation, unfair competition, and breach of the parties’ non-disclosure agreement, and sought an unspecified amount of compensatory damages, punitive damages, pre-judgment and post-judgment interest, costs, expenses, and attorney fees as well as an injunction against Comcast’s use or disclosure of our trade secrets. However, our claims may not be successful.
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
Risks Relating to Reliance on Third-Parties
We do not have long-term supply contracts with most of our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to ASE, TSMC, and UMC. While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, Intel can terminate the agreement under certain circumstances. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products or if orders are placed with a short lead-time, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 36%, and 43% of our net revenue in the three months ended March 31, 2024, and 2023, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the three months ended March 31, 2024, the trading price of our common stock ranged from a low of $16.91 to a high of $24.05. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflicts in Ukraine and Israel, increased inflationary pressures, and interest rate changes.
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies, including us. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2024, we had approximately 83.1 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2023 performance periods, and we intend to continue this practice in the foreseeable future. We issued 0.4 million shares of our common stock for the 2023 performance period in February 2024. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.

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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood, drought or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity and/or which have experienced more frequent, more extreme and less predictable weather conditions. For example, the risk of an earthquake in the Pacific Rim region, including Taiwan, or Southern California is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. We have experienced higher insurance costs and may experience a decrease in available coverage in such areas and an increased likelihood of damage, power outages and catastrophic loss to these facilities, which would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, South Korea, Malaysia, Singapore and Thailand. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, or other natural or man-made disaster in countries where our contractors’ facilities are located. Such catastrophes could result in the disruption of our product shipments, foundry, assembly, or test capacity.
We have recorded goodwill and other intangible assets in connection with business acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of March 31, 2024, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $64.9 million. Consequently, we could recognize material impairment charges in the future.

Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has increased our effective tax rate and our cash tax payable since 2022. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position. In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact global minimum taxes, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of March 31, 2024, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

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

MAXLINEAR, INC.

(Registrant)

Date:	April 24, 2024	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)