Form 10-Q
period 2024-06-30
MAXLINEAR, INC
filed 2024-07-24
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 17, 2024, the registrant had 83,898,216 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$185,108	$187,288
Short-term restricted cash	1,006	1,051
Accounts receivable, net	84,940	170,619
Inventory	94,738	99,908
Prepaid expenses and other current assets	31,789	29,159
Total current assets	397,581	488,025
Long-term restricted cash	23	17
Property and equipment, net	65,422	66,431
Leased right-of-use assets	24,883	31,264
Intangible assets, net	61,786	73,630
Goodwill	318,588	318,588
Deferred tax assets	74,228	69,493
Other long-term assets	30,686	32,809
Total assets	$973,197	$1,080,257
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,634	$21,551
Accrued price protection liability	61,630	71,684
Accrued expenses and other current liabilities	70,965	98,468
Accrued compensation	22,048	30,426
Total current liabilities	190,277	222,129
Long-term lease liabilities	21,522	26,243
Long-term debt	122,684	122,375
Other long-term liabilities	21,459	23,245
Total liabilities	355,942	393,992

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 83,898 shares issued and outstanding at June 30, 2024 and 81,818 shares issued and outstanding December 31, 2023	8	8
Additional paid-in capital	853,865	808,575
Accumulated other comprehensive loss	(6,516)	(3,791)
Accumulated deficit	(230,102)	(118,527)
Total stockholders’ equity	617,255	686,265
Total liabilities and stockholders’ equity	$973,197	$1,080,257

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$91,990	$183,938	$187,259	$432,380
Cost of net revenue	41,804	81,065	87,805	189,200
Gross profit	50,186	102,873	99,454	243,180
Operating expenses:
Research and development	56,541	70,657	121,307	137,948
Selling, general and administrative	33,600	33,717	70,088	72,370
Impairment losses	—	—	—	2,438
Restructuring charges	865	4,436	23,495	9,084
Total operating expenses	91,006	108,810	214,890	221,840
Income (loss) from operations	(40,820)	(5,937)	(115,436)	21,340
Interest income	1,871	1,903	3,693	2,536
Interest expense	(2,706)	(2,591)	(5,417)	(5,078)
Other income (expense), net	329	1,865	1,763	1,541
Total other income (expense), net	(506)	1,177	39	(1,001)
Income (loss) before income taxes	(41,326)	(4,760)	(115,397)	20,339
Income tax provision (benefit)	(2,060)	(409)	(3,822)	15,157
Net income (loss)	$(39,266)	$(4,351)	$(111,575)	$5,182
Net income (loss) per share:
Basic	$(0.47)	$(0.05)	$(1.35)	$0.06
Diluted	$(0.47)	$(0.05)	$(1.35)	$0.06
Shares used to compute net income (loss) per share:
Basic	83,477	80,446	82,913	79,961
Diluted	83,477	80,446	82,913	81,520

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(39,266)	$(4,351)	$(111,575)	$5,182
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax benefit of $78 and $127 for the three and six months ended June 30, 2024, respectively, and net of tax benefit of $94 and $165 for the three and six months ended June 30, 2023, respectively	(943)	(1,078)	(2,725)	(1,270)
Total comprehensive income (loss)	$(40,209)	$(5,429)	$(114,300)	$3,912

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2024
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,818	$8	$808,575	$(3,791)	$(118,527)	$686,265
Common stock issued pursuant to equity awards, net	1,249	—	8,777	—	—	8,777
Stock-based compensation	—	—	17,032	—	—	17,032
Other comprehensive loss	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(72,309)	(72,309)
Balance at March 31, 2024	83,067	8	834,384	(5,573)	(190,836)	637,983
Common stock issued pursuant to equity awards, net	655	—	(545)	—	—	(545)
Employee stock purchase plan	176	—	2,682	—	—	2,682
Stock-based compensation	—	—	17,344	—	—	17,344
Other comprehensive loss	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	(39,266)	(39,266)
Balance at June 30, 2024	83,898	$8	$853,865	$(6,516)	$(230,102)	$617,255

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$(111,575)	$5,182
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	30,284	37,909
Impairment losses	—	2,438
Amortization of debt issuance costs and accretion of discounts	1,353	1,173
Stock-based compensation	34,420	33,645
Deferred income taxes	(4,738)	8,886
Loss on disposal of property and equipment	445	2,041
Unrealized holding gain on investments	—	(1,959)
Impairment of leased right-of-use assets	2,738	—
Gain on extinguishment of lease liabilities	(553)	—
(Gain) loss on foreign currency	(1,366)	153
Excess tax (benefits) deficiencies on stock-based awards	(1,519)	(1,298)
Changes in operating assets and liabilities:
Accounts receivable	85,679	16,167
Inventory	5,170	34,392
Prepaid expenses and other assets	(763)	(5,652)
Accounts payable, accrued expenses and other current liabilities	(12,271)	(27,264)
Accrued compensation	2,852	3,862
Accrued price protection liability	(10,054)	(33,041)
Lease liabilities	(5,045)	(6,009)
Other long-term liabilities	(1,783)	2,112
Net cash provided by operating activities	13,274	72,737

Investing Activities
Purchases of property and equipment	(11,355)	(10,253)
Purchases of intangible assets	(3,143)	(5,524)
Cash used in acquisition, net of cash acquired	—	(12,384)
Net cash used in investing activities	(14,498)	(28,161)

Financing Activities
Net proceeds from issuance of common stock	1,579	3,076
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,656)	(9,138)
Net cash used in financing activities	(77)	(6,062)
Effect of exchange rate changes on cash and cash equivalents	(918)	(1,228)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,219)	37,286
Cash, cash equivalents and restricted cash at beginning of period	188,356	188,357
Cash, cash equivalents and restricted cash at end of period	$186,137	$225,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,952	$4,503
Cash paid for income taxes	$3,421	$14,784

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$10,992	$38,225
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 31, 2024, or the Annual Report. Interim results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 24, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment is carried at cost and depreciated over the estimated useful lives of the assets, ranging from three to five years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Production Masks

Production masks with alternative future uses or discernible future benefits are capitalized and amortized over their estimated useful lives of five years. To determine if a production mask has alternative future uses or benefits, the Company evaluates risks associated with developing new technologies and capabilities, and the related risks associated with entering new markets. Production masks that do not meet the criteria for capitalization are expensed as research and development costs.

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

Revenue Recognition

The Company’s revenue is generated from sales of the Company’s integrated circuits and intellectual property, typically under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product or intellectual property sales. The Company recognizes such revenue at the point in time when control of the products or intellectual property is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer’s rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company’s product sales, transfer of control occurs upon shipment to the distributor or direct customer. Under certain intellectual property sale agreements, we are entitled to fixed upfront consideration upon sale and variable consideration in the form of a portion of revenue generated by the recipient from the intellectual property. Fixed consideration is recognized when control of the functional intellectual property transfers; variable consideration may be constrained but is continuously monitored and recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and the uncertainty associated with the variable consideration is resolved. The Company recognized a material amount of variable consideration during the six months ended June 30, 2024 as uncertainties related to such consideration were resolved. During the three months ended June 30, 2024, there was no variable consideration recognized related to resolution of uncertainties related to such consideration.

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

Research and Development

Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred. From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. The Company also obtains research and development funding grants from governments in certain jurisdictions in which it operates. Both of these types of income are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved. In the three months ended June 30, 2024 and 2023, the Company recognized aggregate income from government grants of approximately $1.5 million and $1.0 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized aggregate income from government grants of approximately $2.4 million and $9.9 million, respectively. While the Company retains ownership and rights to the underlying technology developed under the joint development projects, the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, and defers such funds as liabilities until the repayment conditions have been resolved (Note 15).

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(39,266)	$(4,351)	$(111,575)	$5,182
Denominator:
Weighted average common shares outstanding—basic	83,477	80,446	82,913	79,961
Dilutive common stock equivalents	—	—	—	1,559
Weighted average common shares outstanding—diluted	83,477	80,446	82,913	81,520
Net income (loss) per share:
Basic	$(0.47)	$(0.05)	$(1.35)	$0.06
Diluted	$(0.47)	$(0.05)	$(1.35)	$0.06
For the three months ended June 30, 2024 and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.0 million and 5.4 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
For the six months ended June 30, 2024 and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.3 million and 3.2 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
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
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The transaction consideration included $9.8 million in cash. In addition, Company Y stockholders are eligible to receive $2.6 million in consideration due to the acquired business satisfying certain personnel objectives by June 17, 2024.
Company Y is headquartered in Bangalore, India and operates as a provider of engineering design services.
Acquisition Consideration
The following table summarizes the fair value of purchase price consideration to acquire Company Y (in thousands):

Description	Amount
Fair value of purchase consideration:
Cash	$9,824
Contingent consideration(1)	2,600
Total purchase price	$12,424
_________________
(1) The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $2.6 million in payments due to the acquired business’s satisfying certain financial and personnel objectives by June 17, 2024 under the Purchase Agreement. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.
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
Goodwill recorded in connection with Company Y was $11.7 million as of June 30, 2024. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. Restructuring Activity
From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees, vacating certain leased facilities, and cancellation of contracts.
During the year ended December 31, 2023, the Company entered into restructuring plans to reduce its workforce, or the 2023 Workforce Reductions. In the year ended December 31, 2023, the Company incurred $19.8 million in restructuring costs primarily related to severance costs and related expenses. In the six months ended June 30, 2024, the Company completed notification to remaining affected employees of the 2023 Workforce Reductions, and incurred $23.5 million in restructuring costs, or a cumulative total of $43.3 million.
Restructuring costs in the six months ended June 30, 2024 included $19.8 million in severance costs and related expenses, substantially all of which pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed, and $3.7 million in non-cash charges related to exiting facilities and writing off of assets. The Company does not expect to incur a material amount of additional restructuring costs associated with these restructuring plans.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Employee separation expenses	$(145)	$4,287	$19,793	$8,876
Lease related charges	817	34	2,954	42
Other	193	115	748	166
	$865	$4,436	$23,495	$9,084
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2024. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2023	$7,383	$(2)	$920	$8,301
Restructuring charges	19,793	2,954	748	23,495
Cash payments	(16,760)	(155)	(769)	(17,684)
Non-cash charges and adjustments	135	(2,762)	(662)	(3,289)
Liability as of June 30, 2024	10,551	35	237	10,823
Less: current portion as of June 30, 2024	(10,551)	(35)	(237)	(10,823)
Long-term portion as of June 30, 2024	$—	$—	$—	$—

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$318,588	$306,739
Acquisitions (Note 3)	—	11,717
Ending balance	$318,588	$318,456
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the six months ended June 30, 2024 and 2023, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2024			December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	7.0	$23,276	$(1,924)	$21,352	$20,133	$(1,431)	$18,702
Developed technology	6.9	311,261	(276,946)	34,315	311,261	(263,635)	47,626
Trademarks and trade names	6.2	14,800	(14,348)	452	14,800	(14,276)	524
Customer relationships	5.0	128,800	(127,117)	1,683	128,800	(126,347)	2,453
Patents	7.0	4,780	(796)	3,984	4,780	(455)	4,325
	6.1	$482,917	$(421,131)	$61,786	$479,774	$(406,144)	$73,630

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of net revenue	$5,336	$9,333	$13,804	$18,791
Research and development	—	1	—	2
Selling, general and administrative	592	709	1,183	1,637
	$5,928	$10,043	$14,987	$20,430
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$73,630	$109,316
Additions	3,143	5,524
Other disposals	—	(769)
Amortization	(14,987)	(20,430)
Impairment losses	—	(2,438)
Ending balance	$61,786	$91,203
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During the three and six months ended June 30, 2024, and the three months ended June 30, 2023, no impairment losses related to finite-lived intangible assets were recognized. During the six months ended June 30, 2023, impairment losses related to finite-lived intangible assets of $2.4 million were recognized. The impairment losses were attributable to certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2024:

Amount
(in thousands)
2024 (6 months)	$8,370
2025	14,795
2026	13,966
2027	10,354
2028	5,016
Thereafter	9,285
Total	$61,786

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	June 30, 2024	December 31, 2023
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,462
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
The contingent consideration liability as of June 30, 2024 and December 31, 2023 is associated with the Company’s acquisition of Company Y in January 2023 (Note 3). The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company Y was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at June 30, 2024
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,600	$—	$—	$2,600

		Fair Value Measurements at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,462	$—	$—	$2,462

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Contingent consideration
Beginning balance	$2,462	$2,941
Acquisitions(1)(Note 3)	—	2,200
Payments	—	(2,700)
Accretion of discount(1)	138	179
Ending balance	$2,600	$2,620
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the six months ended June 30, 2024 and 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y in January 2023 and accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments. for the six months ended June 30, 2024.
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
Included in other long-term assets are investments in privately held entities of $11.8 million as of June 30, 2024 and December 31, 2023. The Company does not have the ability to exercise significant influence or control over such entity and has accounted for the investments as financial instruments. Given that fair values for such investments are not readily determinable, the Company is electing to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$185,108	$187,288
Short-term restricted cash	1,006	1,051
Long-term restricted cash	23	17
Total cash, cash equivalents and restricted cash	$186,137	$188,356
As of June 30, 2024 and December 31, 2023, cash and cash equivalents included money market funds of approximately $112.4 million and $78.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had restricted cash of approximately $1.0 million and $1.1 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Work-in-process	$58,455	$60,368
Finished goods	36,283	39,540
	$94,738	$99,908

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2024	December 31, 2023
		(in thousands)
Furniture and fixtures	5	$3,938	$3,995
Machinery and equipment	3-5	78,629	76,732
Masks and production equipment	5	59,598	54,240
Software	3	11,520	11,427
Leasehold improvements	1-5	34,781	35,867
Construction in progress	N/A	2,302	348
		190,768	182,609
Less: accumulated depreciation and amortization		(125,346)	(116,178)
		$65,422	$66,431
Depreciation expense for the three months ended June 30, 2024 and 2023 was $5.7 million and $6.5 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $11.2 million and $12.9 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million. In September 2023, the terms of this note receivable were renegotiated, and the first initial repayment of $1.5 million is now due by March 31, 2025, and annual repayments of $1.7 million per year are due annually thereafter by March 31, from 2026 through 2030, provided that certain production utilization targets for the prior year are met. The long-term portion of the note receivable is included in other long-term assets as of June 30, 2024 and December 31, 2023, respectively, and the current portion due of $1.5 million is included in other current assets as of June 30, 2024. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.
Accrued price protection liability consists of the following activity:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$71,684	$113,274
Charged as a reduction of revenue	23,266	37,726
Payments	(33,320)	(70,867)
Ending balance	$61,630	$80,133

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The decrease in price protection liability from approximately $71.7 million as of December 31, 2023 to approximately $61.6 million as of June 30, 2024 was driven by increased sell-through activity by distributors to their end customers.
Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued technology license payments	$3,627	$3,843
Accrued professional fees	4,173	3,736
Accrued engineering and production costs	6,767	2,861
Accrued restructuring	10,823	8,301
Accrued royalty	400	603
Short-term lease liabilities	9,625	9,132
Accrued customer credits	3,711	3,984
Income tax liability	392	521
Customer contract liabilities	2,614	1,597
Accrued obligations to customers for price adjustments	20,514	54,837
Accrued obligations to customers for stock rotation rights	148	349
Contingent consideration - current portion	2,600	2,462
Other	5,571	6,242
	$70,965	$98,468
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2023	$(5,059)	$1,268	$(3,791)
Other comprehensive loss before reclassifications, net of tax	(2,725)	—	(2,725)
Balance at June 30, 2024	$(7,784)	$1,268	$(6,516)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(508)	(571)
Unamortized debt issuance costs	(1,808)	(2,054)
Net carrying amount of long-term debt	122,684	122,375
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,684	$122,375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2024 and December 31, 2023, the weighted average effective interest rate on aggregate debt was approximately 7.9% and 7.6%, respectively.
During the three months ended June 30, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the six months ended June 30, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.3 million.
The approximate aggregate fair value of the term loans outstanding as of June 30, 2024 and December 31, 2023 was $115.0 million and $114.5 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of June 30, 2024, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2024, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of June 30, 2024, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At June 30, 2024, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and a newly adopted plan, the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of the 2010 Plan and the ESPP as of December 31, 2023.
On May 22, 2024, the Board of Directors adopted the Inducement Plan pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, and, subject to the adjustment provisions of the Inducement Plan, reserved 4,000,000 shares of the Company's common stock for issuance under equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2010 Plan, including with respect to treatment of equity awards in the event of a merger or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company as an inducement material to the individuals’ entry into employment with the Company.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2024, the number of shares of common stock available for future issuance under the 2010 Plan was 15,881,163 shares. As of June 30, 2024, the number of shares of common stock available for future issuance under the ESPP was 6,451,538 shares. As of June 30, 2024, the number of shares of common stock available for future issuance under the Inducement Plan was 4,000,000 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2024, the Company issued 0.4 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2023 performance period. At June 30, 2024, the Company has an accrual of $4.8 million for bonus awards for employees for year-to-date achievement in the 2024 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of net revenue	$174	$246	$355	$456
Research and development	10,088	12,237	20,529	23,692
Selling, general and administrative	7,097	4,714	13,536	9,497
	$17,359	$17,197	$34,420	$33,645
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2024 was $127.9 million, and the weighted average period over which these equity awards are expected to vest is 2.47 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2024 was $5.3 million, and the weighted average period over which these equity awards are expected to vest is 1.62 years. Actual levels of future performance for the unvested periods may differ from current estimates.
The total unrecognized compensation cost related to unvested stock options as of June 30, 2024 was $28.8 million, and the weighted average period over which these equity awards are expected to vest is 3.64 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	5,632	$36.72
Granted[1]	2,760	18.70
Vested	(1,993)	28.47
Canceled	(551)	38.39
Outstanding at June 30, 2024	5,848	$30.86
____________
(1) Includes approximately 80 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $18.16.
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
As of June 30, 2024, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	2,653	$34.38
Granted(1)	1,471	17.78
Vested	(58)	24.43
Canceled	(601)	41.88
Outstanding at June 30, 2024	3,465	$26.20
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2024 and 2023, there were 175,764 and 140,631 shares of common stock purchased under the ESPP at a weighted average price of $15.26 and $21.25, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Weighted-average grant date fair value per share	$5.78 - $6.35	$7.56 - $11.97
Risk-free interest rate	5.40% - 5.41%	4.54% - 5.24%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	49.76% - 70.46%	51.73% - 59.78%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	375	$17.29
Granted	2,688	19.45
Exercised	(39)	7.68
Canceled	(1)	23.75
Outstanding at June 30, 2024	3,023	$19.33	8.70	$5,884
Vested and expected to vest at June 30, 2024	2,785	$19.32	8.62	$5,447
Exercisable at June 30, 2024	335	$18.40	1.11	$965
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2024	2023(1)
Weighted-average grant date fair value per share	$10.84 - $11.24	N/A
Risk-free interest rate	4.33%	N/A
Dividend yield	—%	N/A
Expected life (in years)	6.50	N/A
Volatility	57.50%	N/A
__________________
(1) No options were granted during the three months ended June 30, 2024, and during the six months ended June 30, 2023.
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
The intrinsic value of stock options exercised was $0 and $0.1 million in the three months ended June 30, 2024 and 2023, respectively. The intrinsic value of stock options exercised was $0.5 million and $0.2 million in the six months ended June 30, 2024 and 2023, respectively.
Cash received from exercise of stock options was negligible during each of the three and six months ended June 30, 2024 and 2023.
The tax benefit from stock options exercised was $0 and $0.1 million during the three months ended June 30, 2024 and 2023, respectively. The tax benefit from stock options exercised was $0.8 million and $0.3 million during the six months ended June 30, 2024 and 2023, respectively.
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
The Company recorded an income tax benefit of $2.1 million in the three months ended June 30, 2024 and an income tax benefit of $0.4 million in the three months ended June 30, 2023. The Company recorded an income tax benefit of $3.8 million in the six months ended June 30, 2024 and an income tax provision of $15.2 million in the six months ended June 30, 2023.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the six months ended June 30, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation, tax shortfalls related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and the release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflected the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
During the six months ended June 30, 2024, the Company’s unrecognized tax benefits decreased by $0.3 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2024 were approximately $0.1 million and $4 thousand, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2024, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2020, 2019, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded income taxes in the six months ended June 30, 2024 and 2023 at the incentive rate.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of total net revenue
Customer A	*	*	12%	*
Customer B	*	*	*	11%
Customer C	15%	*	10%	*
____________________________
*    Represents less than 10% of the net revenue for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	June 30, 2024	December 31, 2023
Percentage of gross accounts receivable
Customer D	24%	33%
Customer E	15%	24%
Customer F	18%	*

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vendor A	17%	11%	12%	19%
Vendor B	37%	29%	40%	26%
Vendor C	10%	*	11%	*
Vendor D	*	12%	*	11%
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$72,430	79%	$128,328	70%	$128,262	68%	$320,831	74%
Europe	11,378	12%	44,956	24%	18,826	10%	85,172	20%
United States	7,157	9%	8,906	5%	37,631	20%	21,090	5%
Rest of world	1,025	1%	1,748	1%	2,540	1%	5,287	1%
Total	$91,990	100%	$183,938	100%	$187,259	100%	$432,380	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of total net revenue
Hong Kong	34%	32%	31%	31%
China	*	12%	*	14%
Germany	*	10%	*	*
Malaysia	12%	*	*	*
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong and Malaysia, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Amount	% of total	Amount	% of total
United States	$329,466	70%	$337,696	69%
Singapore	109,759	23%	113,248	23%
Rest of world	31,454	7%	38,969	8%
Total	$470,679	100%	$489,913	100%

12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Broadband	$21,827	$53,549	$54,882	$135,230
% of net revenue	24%	29%	29%	31%
Connectivity	13,263	37,939	22,974	104,207
% of net revenue	14%	21%	12%	24%
Infrastructure	31,785	49,262	64,390	95,564
% of net revenue	35%	27%	34%	22%
Industrial and multi-market	25,115	43,188	45,013	97,379
% of net revenue	27%	23%	24%	23%
Total net revenue	$91,990	$183,938	$187,259	$432,380
Revenues from sales through the Company’s distributors accounted for 55% and 53% of net revenue for the three months ended June 30, 2024 and 2023, respectively. Revenues from sales through the Company’s distributors accounted for 45% and 47% of net revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue related to the sales of intellectual property recognized during the six months ended June 30, 2024 has been allocated by market based upon the usage of such intellectual property.
Contract Liabilities
As of June 30, 2024 and December 31, 2023, customer contract liabilities were approximately $2.6 million and $1.6 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the six months ended June 30, 2024 and 2023 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the six months ended June 30, 2024 and 2023.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2024 and December 31, 2023, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $61.6 million and $71.7 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2024 were $20.5 million and $0.1 million, respectively, and as of December 31, 2023 were $54.8 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
sheets (Note 7). The reason for the significant decrease in accrued obligations to customers for price adjustments from approximately $54.8 million as of December 31, 2023 to approximately $20.5 million as of June 30, 2024, was due to a significant decrease in sales to distributors which decreased the corresponding accrued obligations to such customers. The increase or decrease in revenue in each of the six months ended June 30, 2024 and 2023 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of June 30, 2024 and December 31, 2023, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $45 thousand and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 4.7% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.6 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2024:

Operating Leases
(in thousands)
2024 (6 months)	$5,501
2025	10,647
2026	8,293
2027	5,952
2028	2,455
Thereafter	1,596
Total minimum payments	34,444
Less: imputed interest	(3,297)
Total lease liabilities	31,147
Less: short-term lease liabilities	(9,625)
Long-term lease liabilities	$21,522
Operating lease cost was $2.5 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. Operating lease cost was $5.1 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.
Short-term lease costs for the six months ended June 30, 2024 and 2023 were not material.
There were $0.3 million and $12.0 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended June 30, 2024 and 2023, respectively. There were $1.2 million and $12.2 million of right-of-use assets obtained in exchange for new lease liabilities for the six months ended June 30, 2024 and 2023, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of June 30, 2024, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.4 million. As of December 31, 2023, the net defined benefit obligation was $1.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $48 thousand and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and were recorded to research and development expenses in the consolidated statements of operations. Net periodic benefit costs were $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2024, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2024 (6 months)	$18,410	$17,922	$36,332
2025	12,888	31,111	43,999
2026	—	18,972	18,972
2027	—	3,673	3,673
Total minimum payments	$31,298	$71,678	$102,976
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. As the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, funds of $15.0 million received from the other parties as of June 30, 2024 have been deferred in other long-term liabilities. Additional amounts under the contracts are tied to certain milestones and will also be recorded as a long-term liability as payment due under such milestones are received. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any previously deferred amounts from other parties due to resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Silicon Motion Stockholder Litigation
MaxLinear and certain of its officers have been named as defendants in two lawsuits brought by stockholders of Silicon Motion.
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s intention to close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by Chinese antitrust regulators; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The Consolidated Complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear will vigorously defend its position. Defendants filed a motion to dismiss the Consolidated Complaint on March 29, 2024 and Plaintiffs’ filed an opposition on May 13, 2024. Defendants filed a reply in support of the motion to dismiss on June 14, 2024.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes seven claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder; (2) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(b) promulgated thereunder; (3) an alleged violation of Section 20(a) of the Exchange Act; (4) an alleged violation of Section 18 of the Exchange Act; (5) common law fraud; (6) common law negligent misrepresentation; and (7) alleged violations of California Civil Code Section 1709. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. Defendants intend to vigorously defend these claims.
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
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. MaxLinear intends to amend and refile its trade-secret and related claims. MaxLinear will vigorously defend its position.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Dish Litigation
On February 10, 2023, Entropic Communications, LLC, or Entropic, filed claims for patent infringement against Dish Network Corporation, Dish Network LLC, Dish Network Service, LLC, and Dish Network California Service Corporation in the United States District Court for the Central District of California. At that time, MaxLinear was not a party to the action. On September 21, 2023, Dish Network California Service Corporation, or Dish California, filed four counterclaims against MaxLinear. The four claims are declaratory judgment, breach of contract, fraud and negligent misrepresentation, and civil conspiracy.
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C., or collectively, Dish, filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims are (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy, or IPR Policy, by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs. On February 21, 2024, MaxLinear moved to dismiss the Dish defendants’ counterclaim.
On April 22, 2024, a Special Master issued a report and recommendation, or the R&R, which recommended granting the motion to dismiss with prejudice as to the following counterclaims: (1) quasi-contract for restitution/unjust enrichment, (2) combination in restraint of trade, (3) violation of the Cartwright Act, (4) patent misuse, and (5) violation of Cal. Bus. & Prof. Code § 17200. MaxLinear submitted objections to the R&R as to the remaining claims that were not dismissed. Dish submitted objections to the R&R’s recommended dismissal of the quasi-contract for restitution/unjust enrichment counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss. MaxLinear will vigorously defend its position.

Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC, or together, Cox, in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and is asserting claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On April 22, 2024, a Special Master issued the R&R, which recommended granting the motion to dismiss with prejudice as to the unjust enrichment counterclaim but denying the motion as to the breach of contract and declaratory judgment counterclaims. MaxLinear submitted objections to the R&R’s denial-in-part. Cox submitted objections to the R&R as to the unjust enrichment counterclaim and as to certain findings related to the breach of contract counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss.
In the second action, in response to Entropic suing Cox for patent infringement, Cox filed counterclaims against MaxLinear. Cox alleges that MaxLinear granted CableLabs a non-exclusive, royalty-free license to all patents essential for compliance with DOCSIS specifications. It further alleges that MaxLinear breached this agreement when MaxLinear assigned certain patents to Entropic. Cox amended its counterclaims on January 9, 2024 and is asserting claims for breach of contract, unjust enrichment, and declaratory judgment. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On April 22, 2024, a Special Master issued the R&R, which recommended dismissing all Cox counterclaims with prejudice. Cox submitted objections to the R&R as to the unjust enrichment counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss. MaxLinear will vigorously defend its position.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, no material loss contingencies have been accrued for

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period ending February 16, 2024. The amount and timing of repurchases were subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases were funded from available working capital and were effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program did not obligate the Company to make any repurchases and was able to be modified, suspended, or terminated by the Company at any time without prior notice.
The share repurchase program was suspended from July 2022 until its expiration due to the Company’s previously pending (now terminated) merger with Silicon Motion (Note 3). As a result, during the six months ended June 30, 2024, the Company did not repurchase any shares of its common stock under the repurchase program.
At June 30, 2024, the aggregate value of common stock repurchased under the program was approximately $55.0 million and no shares remained available for repurchase under the program, as the plan expired on February 16, 2024.
17. Subsequent Events
Workforce Reduction
In July 2024, the Company is initiating a reduction of its workforce, or the 2024 Workforce Reduction, to align its operational needs with the changes in macroeconomic conditions and the demand environment, while continuing to support its long-term business strategy by reducing its operating expenses.
As a result of the 2024 Workforce Reduction, the Company estimates that it will incur approximately $15 million to $20 million in cash severance and related costs. The Company expects to complete notifications to employees regarding the 2024 Workforce Reduction by the end of 2024. The estimate of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2024 Workforce Reduction.
All statements other than statements of historical facts contained in the paragraphs above are forward-looking statements including statements relating to the Company’s plans, expectations, forecasts and future events. Such forward-looking statements include, but are not limited to, the potential of, and expectations regarding the Company’s statements relating to the expected impacts, charges and costs associated with the 2024 Workforce Reduction that the Company expects to incur.

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
In the six months ended June 30, 2024, net revenue was $187.3 million, which was derived in part from sales of RF receivers and RF receiver SOC and connectivity solutions and intellectual property into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. Our ability to achieve revenue growth in the future will depend, among other factors, on our ability to improve revenue in key markets such as the broadband market which has experienced slower than expected recovery; our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products such as researching, developing and designing capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, and addressing challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals; changes in government trade policies; changes in export control regulations; our ability to carry on licensed activities with entities on the Entity List, which have been paused, delayed or halted by the U.S. Department of Commerce Bureau of Industry and Security, or BIS at certain times; and our ability to obtain design wins with device manufacturers, in particular manufacturers of data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 68% and 74% of net revenue during the six months ended June 30, 2024 and 2023, respectively, including 31% from products shipped to Hong Kong during the six months ended June 30, 2024 and 31% from products shipped to Hong Kong and 14% from products shipped to mainland China during three months ended June 30, 2023. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2024 and 2023 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products, as well as consideration under intellectual property sale agreements. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2024, one customer accounted for 15% of our net revenue, and our ten largest customers collectively accounted for 62% of our net revenue, of which distributor customers accounted for 19% of our net revenue. In the six months ended June 30, 2024, two customers accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers accounted for 21% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
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
Impact of Global Economic Uncertainty and Inventory Build
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we could experience continued volatility in our sales and revenues. Inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. As supplier lead times continue to stabilize, we have seen and expect to continue to see a more normalized demand-planning horizon.
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
Workforce Reductions
During the year ended December 31, 2023, we entered into two plans of restructuring to reduce our workforce, or the 2023 Workforce Reductions. We are initiating a reduction in our workforce in July 2024, or the 2024 Workforce Reduction, which together with the 2023 Workforce Reductions are referred to collectively as the Workforce Reductions. The Workforce Reductions are intended to align our operational needs with the changes in macroeconomic conditions and the demand environment while continuing to support the long-term business strategy by reducing our operating expenses. As a result of the 2023 Workforce Reductions, in the year ended December 31, 2023, we incurred $19.8 million in restructuring costs primarily related to severance costs and related expenses. During the six months ended June 30, 2024, we completed notification to the remaining affected employees of the 2023 Workforce Reductions, and incurred $23.5 million in restructuring costs, or a cumulative total of $43.3 million.
Restructuring costs in the six months ended June 30, 2024 included $19.8 million in severance costs and related expenses, substantially all of which pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed, and $3.7 million in non-cash charges related to exiting facilities and writing off of assets. As of June 30, 2024, we do not expect to incur a material amount of additional restructuring costs pertaining to the 2023 Workforce Reductions, and we estimate we will incur approximately $15 million to $20 million in cash severance and related costs pertaining to the 2024 Workforce Reduction. We expect to complete notifications to employees regarding the 2024 Workforce Reduction by the end of 2024. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Workforce Reductions.
Recent Developments
Inducement Equity Incentive Plan for New Employees
On May 22, 2024, the Board of Directors adopted the Inducement Plan pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, and, subject to the adjustment provisions of the Inducement Plan, reserved 4,000,000 shares of the Company’s common stock for issuance under equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2010 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a merger or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company as an inducement material to the individuals’ entry into employment with the Company.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the Securities and Exchange

Commission, or SEC, on January 31, 2024, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.

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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of net revenue	45	44	47	44
Gross profit	55	56	53	56
Operating expenses:
Research and development	61	38	65	32
Selling, general and administrative	37	18	37	17
Impairment losses	—	—	—	1
Restructuring charges	1	2	13	2
Total operating expenses	99	59	115	51
Income (loss) from operations	(44)	(3)	(62)	5
Interest income	2	1	2	—
Interest expense	(3)	(1)	(3)	(1)
Other income (expense), net	—	1	1	—
Total other income (expense), net	(1)	1	—	—
Income (loss) before income taxes	(45)	(3)	(62)	5
Income tax provision (benefit)	(2)	—	(2)	4
Net income (loss)	(43)%	(2)%	(60)%	1%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$21,827	$53,549	$(31,722)	(59)%	$54,882	$135,230	$(80,348)	(59)%
% of net revenue	24%	29%			29%	31%
Connectivity	13,263	37,939	(24,676)	(65)%	22,974	104,207	(81,233)	(78)%
% of net revenue	14%	21%			12%	24%
Infrastructure	31,785	49,262	(17,477)	(35)%	64,390	95,564	(31,174)	(33)%
% of net revenue	35%	27%			34%	22%
Industrial and multi-market	25,115	43,188	(18,073)	(42)%	45,013	97,379	(52,366)	(54)%
% of net revenue	27%	23%			24%	23%
Total net revenue	$91,990	$183,938	$(91,948)	(50%)	$187,259	$432,380	$(245,121)	(57)%
Net revenue decreased $91.9 million to $92.0 million for the three months ended June 30, 2024, as compared to $183.9 million for the three months ended June 30, 2023, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. The decrease in broadband net revenue of $31.7 million was driven by decreases in the volume of broadband SOC shipments in this category. The decrease in connectivity net revenue of $24.7 million was driven by decreased volume of shipments of certain products associated with residential broadband market decline. The decrease in net infrastructure revenues of $17.5 million was driven by a decrease in the volume of wireless backhaul product shipments. The decrease in industrial and multi-market net revenue of $18.1 million was driven by decreased volume of shipments of component and high-performance analog products. Price changes did not have a material impact to revenues period over period.

Net revenue decreased $245.1 million to $187.3 million for the six months ended June 30, 2024, as compared to $432.4 million for the six months ended June 30, 2023, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. The decrease in broadband net revenue of $80.3 million was driven by decreases in the volume of broadband SOC shipments in this category, partially offset by revenue from certain intellectual property sale agreements. The decrease in connectivity net revenue of $81.2 million was driven by decreased volume of shipments of certain products associated with residential broadband market decline, partially offset by revenue from certain intellectual property sale agreements. The decrease in net infrastructure revenues of $31.2 million was driven by a decrease in the volume of wireless backhaul product shipments, partially offset by revenue from certain intellectual property sale agreements. The decrease in industrial and multi-market net revenue of $52.4 million was driven by decreased volume of shipments of component and high-performance analog products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$41,804	$81,065	$(39,261)	(48)%	$87,805	$189,200	$(101,395)	(54)%
% of net revenue	45%	44%			47%	44%
Gross profit	50,186	102,873	(52,687)	(51)%	99,454	243,180	(143,726)	(59)%
% of net revenue	55%	56%			53%	56%
Cost of net revenue decreased $39.3 million to $41.8 million for the three months ended June 30, 2024, as compared to $81.1 million for the three months ended June 30, 2023. The decrease was driven by a decreased volume of shipments as a result of macroeconomic conditions impacting customer demand for our products as described above under “Net Revenue.” Gross profit percentage declined for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to reduced absorption of intangible amortization and fixed costs.
Cost of net revenue decreased $101.4 million to $87.8 million for the six months ended June 30, 2024, as compared to $189.2 million for the six months ended June 30, 2023. The decrease was driven by a decreased volume of shipments as a result of macroeconomic conditions impacting customer demand for our products as described above under “Net Revenue.” Gross profit percentage declined for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to reduced absorption of intangible amortization and fixed costs.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$56,541	$70,657	$(14,116)	(20)%	$121,307	$137,948	$(16,641)	(12)%
% of net revenue	61%	38%			65%	32%
Research and development expense decreased $14.1 million to $56.5 million for the three months ended June 30, 2024, as compared to $70.7 million for the three months ended June 30, 2023. The decrease was driven by decreases in payroll and benefits expense of $4.1 million, CAD design tools expense of $2.2 million, stock based compensation of $2.1 million, prototype expense of $2.0 million, bonuses of $1.5 million, consulting expense of $0.8 million and depreciation expense of $0.7 million. The decrease was partially offset by an increase in income from governmental R&D grants of $0.5 million offsetting our R&D expense. The decrease in payroll and benefits, bonuses, outside services, and stock-based compensation are attributable to the 2023 Workforce Reductions, and cost reduction measures. The decrease in CAD design tool, prototype, and consulting expenses are due to timing of project completion. The decrease in depreciation expense is from acquired assets becoming fully amortized as they reached the end of their useful lives. The increase in governmental R&D grants income was related to new grants received this year.
Research and development expense decreased $16.6 million to $121.3 million for the six months ended June 30, 2024, as compared to $137.9 million for the six months ended June 30, 2023. The decrease was driven by decreases in payroll and benefits expense of $10.1 million, CAD design tools expense of $4.2 million, stock based compensation of $3.2 million, consulting expense of $2.1 million, prototype expense of $1.6 million, and depreciation expense of $1.5 million. These decreases were partially offset by the impact of lower governmental R&D grant income of $7.4 million offset against R&D expense. The decrease in payroll and benefits expense and stock-based compensation are attributable to the 2023 Workforce Reductions and cost reduction measures. The decrease in CAD design tool, consulting and prototype expenses are due to timing of project completion. The decrease in depreciation expense is from acquired assets becoming fully amortized as they reached the end of their useful lives. The decrease in R&D grant income is due to timing of governmental R&D grants and termination of certain programs during the first quarter of 2024 as a result of the 2023 Workforce Reductions. The amount of income from governmental R&D grants also varies from period to period depending on availability of governmental R&D programs.
We are closely managing our research and development expenses to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$33,600	$33,717	$(117)	—%	$70,088	$72,370	$(2,282)	(3)%
% of net revenue	37%	18%			37%	17%
Selling, general and administrative expense decreased $0.1 million to $33.6 million for the three months ended June 30, 2024, as compared to $33.7 million for the three months ended June 30, 2023. The decrease was a result of decreases in professional fees of $1.0 million, payroll and other benefits expense of $0.6 million, bonuses of $0.5 million, and commissions expense of $0.5 million. These decreases were partially offset by an increase in stock based compensation of $2.4 million. The decrease in professional fees is mainly due to a decrease in merger and acquisition related fees following the termination of our merger with Silicon Motion. The decreases in payroll and other benefits and bonuses are attributable to the 2023 Workforce Reductions and other cost reduction measures. The decrease in commissions expense is due to decreased revenues. The increase in stock based compensation expense is a result of incremental grants made to executives for retention purposes in the first quarter of 2024.
Selling, general and administrative expense decreased $2.3 million to $70.1 million for the six months ended June 30, 2024, as compared to $72.4 million for the six months ended June 30, 2023. The decrease was a result of decreases in payroll and other benefits expense of $2.5 million, professional fees of $2.3 million, depreciation and amortization of $1.0 million, and commissions of $0.7 million. These decreases were partially offset by an increase in stock based compensation of $4.0 million. The decreases in payroll and other benefits are attributable to the 2023 Workforce Reductions and other cost reduction measures. The decrease in professional fees is mainly due to decrease in merger and acquisition related fees following the termination of our merger with Silicon Motion. The decrease in depreciation and amortization is from assets becoming fully amortized as they reached the end of their useful lives. The decrease in commissions expense is due to decreased revenues. The increase in stock-based compensation expense is a result of incremental grants made to executives for retention purposes in the first quarter of 2024.
We are closely managing our selling, general and administrative expenses; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$—	$—	N/A	$—	$2,438	$(2,438)	(100)%
% of net revenue	—%	—%			—%	1%
Impairment losses in the six months ended June 30, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$865	$4,436	$(3,571)	(81)%	$23,495	$9,084	$14,411	159%
% of net revenue	1%	2%			13%	2%
Restructuring charges decreased $3.6 million to $0.9 million for the three months ended June 30, 2024, compared to $4.4 million for the three months ended June 30, 2023. Restructuring charges for the three months ended June 30, 2024 included $0.8 million in charges related to reduction of space leased for office facilities. Restructuring charges for the three months ended June 30, 2023 included $4.3 million in employee severance and related charges related to the 2023 Workforce Reductions.
Restructuring charges increased $14.4 million to $23.5 million for the six months ended June 30, 2024, compared to $9.1 million for the six months ended June 30, 2023. Restructuring charges for the six months ended June 30, 2024 included $19.8 million in employee severance and related charges related to the 2023 Workforce Reductions and $3.0 million in charges related to reduction of space leased for office facilities. Substantially all of the employee severance-related charges in this period are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed. Restructuring charges for the six months ended June 30, 2023 included $8.9 million in employee severance and related charges related to the 2023 Workforce Reductions.

    Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(506)	$1,177	$(1,683)	(143)%	$39	$(1,001)	$1,040	(104)%
% of net revenue	(1)%	1%			—%	—%
Interest and other income (expense), net changed by $1.7 million from income of $1.2 million in the three months ended June 30, 2023 to expense of $0.5 million for the three months ended June 30, 2024. The change in interest and other income (expense), net was mainly due to an unrealized gain on investment of $1.8 million in the 2023 period which we sold in the first quarter of 2024.
Interest and other income (expense), net changed by $1.0 million from expense of $1.0 million in the six months ended June 30, 2023 to expense of $39 thousand for the six months ended June 30, 2024. The change in interest and other income (expense), net was due to an increase in interest income of $1.2 million on interest-bearing cash equivalents due to higher interest rates and a currency exchange gain of $1.5 million, partially offset by a decrease in gains on investments of $1.4 million and an increase in interest expense of $0.4 million as a result of higher interest rates.

Income Tax Provision (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(2,060)	$(409)	$(1,651)	404%	$(3,822)	$15,157	$(18,979)	(125)%
The income tax benefit for the three months ended June 30, 2024 was $2.1 million compared to an income tax benefit of $0.4 million for the three months ended June 30, 2023.
The income tax benefit for the six months ended June 30, 2024 was $3.8 million compared to an income tax provision of $15.2 million for the six months ended June 30, 2023.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation, tax shortfalls related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and the release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income also reflected the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded income taxes in the six months ended June 30, 2024 and 2023 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $185.1 million, restricted cash of $1.0 million and net accounts receivable of $84.9 million. Additionally, as of June 30, 2024, our working capital, which we define as current assets less current liabilities, was $207.3 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.

We may also use cash to pay down outstanding debt and from time to time, make investments. As of June 30, 2024, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of June 30, 2024. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of rising interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of June 30, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interest of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service their interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
As of June 30, 2024, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	34,444	5,501	18,940	8,407	1,596
Purchase obligations	31,298	18,410	12,888	—	—
Other obligations	71,678	17,922	50,083	3,673	—
Total	$262,420	$41,833	$81,911	$137,080	$1,596
Our planned capital expenditures as of June 30, 2024 were not material. Our consolidated balance sheet at June 30, 2024 included $4.4 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and

$15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Working capital	$207,304	$265,896
Cash and cash equivalents	$185,108	$187,288
Short-term restricted cash	1,006	1,051
Long-term restricted cash	23	17
Total cash, cash equivalents, and restricted cash	$186,137	$188,356

We believe that our $185.1 million of cash and cash equivalents at June 30, 2024 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of June 30, 2024, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of June 30, 2024. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$13,274	$72,737
Net cash used in investing activities	(14,498)	(28,161)
Net cash used in financing activities	(77)	(6,062)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(918)	(1,228)
Increase (decrease) in cash, cash equivalents and restricted cash	$(2,219)	$37,286
Cash Flows from Operating Activities
Net cash provided by operating activities was $13.3 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $72.7 million six months ended June 30, 2023. The decline in operating cash flows was driven by a decline in revenue from decreased volume of shipments of our products as a result of macroeconomic conditions impacting customer demand for our products (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which increased $79.2 million, in particular, in the first half of 2024, we collected accounts receivable of $164.2 million, which was partially offset by payments against our price protection liability of $33.3 million and severance payments from the 2023 Workforce Reductions of $17.7 million.
Cash Flows from Investing Activities
Our use of cash in investing activities declined by $13.7 million as we reduced our capital spending and acquisition investments. Our capital purchases of property and equipment and intangible assets decreased $1.3 million for the six months ended June 30, 2024, and we did not make any acquisition-related payments in the first half of 2024.
Net cash used in investing activities was $14.5 million for the six months ended June 30, 2024 and consisted of purchases of property and equipment of $11.4 million, and purchases of intangible assets of $3.1 million.
Net cash used in investing activities was $28.2 million for the six months ended June 30, 2023 and consisted of cash used in acquisitions of Company X and Y of $12.4 million (including $2.7 million contingent consideration paid to shareholders of Company X), purchases of property and equipment of $10.3 million, and purchases of intangible assets of $5.5 million.
Cash Flows from Financing Activities
Our use of cash in financing activities, which was comprised of minimum tax withholding paid on behalf of employees for restricted stock units for both periods, partially offset by net proceeds from issuance of common stock for stock-related awards to employees which declined due to a smaller amount of restricted stock units released for bonuses and a decline in value of other stock-related awards released during the periods.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the six months ended June 30, 2024 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.0 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by rising interest rates in the future. If SOFR interest rates had increased by 10% during the six months ended June 30, 2024, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of rising interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Silicon Motion Stockholder Litigation
MaxLinear and certain of its officers have been named as defendants in two lawsuits brought by stockholders of Silicon Motion.
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleges that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s intention to close the merger with Silicon Motion, including that: (i) MaxLinear had allegedly decided it would not consummate the merger because the economic circumstances surrounding the merger had materially changed, including a material downturn in the semiconductor industry and rising interest rates; (ii) MaxLinear had allegedly determined to unilaterally terminate the merger in the event the merger was approved by Chinese antitrust regulators; (iii) MaxLinear had allegedly intended to argue that certain conditions in Article 6 of the Merger Agreement had not been satisfied as required by May 5, 2023 as a basis to terminate the merger; and (iv) as a result, MaxLinear had allegedly materially misrepresented the viability of the merger, the purported benefits of the merger, and the likelihood that the merger would be consummated. The Consolidated Complaint seeks compensatory damages, including interest, costs and expenses and such other equitable or injunctive relief that the court deems appropriate. MaxLinear will vigorously defend its position. Defendants filed a motion to dismiss the Consolidated Complaint on March 29, 2024 and Plaintiffs’ filed an opposition on May 13, 2024. Defendants filed a reply in support of the motion to dismiss on June 14, 2024.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint includes seven claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder; (2) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(b) promulgated thereunder; (3) an alleged violation of Section 20(a) of the Exchange Act; (4) an alleged violation of Section 18 of the Exchange Act; (5) common law fraud; (6) common law negligent misrepresentation; and (7) alleged violations of California Civil Code Section 1709. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. Defendants intend to vigorously defend these claims.

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
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. MaxLinear intends to amend and refile its trade-secret and related claims. MaxLinear will vigorously defend its position.
Dish Litigation
On February 10, 2023, Entropic Communications, LLC, or Entropic, filed claims for patent infringement against Dish Network Corporation, Dish Network LLC, Dish Network Service, LLC, and Dish Network California Service Corporation in the United States District Court for the Central District of California. At that time, MaxLinear was not a party to the action. On September 21, 2023, Dish Network California Service Corporation, or Dish California, filed four counterclaims against MaxLinear. The four claims are declaratory judgment, breach of contract, fraud and negligent misrepresentation, and civil conspiracy.
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C., or collectively, Dish, filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims are (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy, or IPR Policy, by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs. On February 21, 2024, MaxLinear moved to dismiss the Dish defendants’ counterclaim.
On April 22, 2024, a Special Master issued a report and recommendation, or the R&R, which recommended granting the motion to dismiss with prejudice as to the following counterclaims: (1) quasi-contract for restitution/unjust enrichment, (2) combination in restraint of trade, (3) violation of the Cartwright Act, (4) patent misuse, and (5) violation of Cal. Bus. & Prof. Code § 17200. MaxLinear submitted objections to the R&R as to the remaining claims that were not dismissed. Dish submitted objections to the R&R’s recommended dismissal of the quasi-contract for restitution/unjust enrichment counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss. MaxLinear will vigorously defend its position.
Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC, or together, Cox, in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and is asserting claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.

On April 22, 2024, a Special Master issued the R&R, which recommended granting the motion to dismiss with prejudice as to the unjust enrichment counterclaim but denying the motion as to the breach of contract and declaratory judgment counterclaims. MaxLinear submitted objections to the R&R’s denial-in-part. Cox submitted objections to the R&R as to the unjust enrichment counterclaim and as to certain findings related to the breach of contract counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss.
In the second action, in response to Entropic suing Cox for patent infringement, Cox filed counterclaims against MaxLinear. Cox alleges that MaxLinear granted CableLabs a non-exclusive, royalty-free license to all patents essential for compliance with DOCSIS specifications. It further alleges that MaxLinear breached this agreement when MaxLinear assigned certain patents to Entropic. Cox amended its counterclaims on January 9, 2024 and is asserting claims for breach of contract, unjust enrichment, and declaratory judgment. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On April 22, 2024, a Special Master issued the R&R, which recommended dismissing all Cox counterclaims with prejudice. Cox submitted objections to the R&R as to the unjust enrichment counterclaim. The court has not yet issued any ruling regarding the R&R or MaxLinear’s pending motion to dismiss. MaxLinear will vigorously defend its position.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•Our business, financial condition and results of operations could continue to be adversely affected by military conflicts, geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflicts with Iran and Lebanon), and among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business and/or the speed with which we can deliver, if at all.
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
•Any legal proceedings or claims against us or potential violations of applicable regulations could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
•We have been and may in the future be subject to information technology failures, including security breaches, cyber-attacks, design defects or system failures, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
•Average selling prices of our products have previously decreased and could decrease in the future, which could have a material adverse effect on our revenue and gross margins.
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
•Our revenue and operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.
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
•We are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity. Our inability to comply with such obligations may negatively impact our business.
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
We terminated the Merger Agreement on July 26, 2023 and notified Silicon Motion that we are relieved of our obligation to close the merger. Silicon Motion has challenged the validity of that termination. On August 16, 2023, Silicon Motion delivered to us a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from us arising from our alleged breaches of the Merger Agreement. On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. Additionally, on August 31, 2023, a Silicon Motion stockholder filed a class action complaint against us and certain of our current officers alleging that we materially misrepresented the likelihood the merger would close, and a similar individual action was filed by a different Silicon Motion stockholder on June 13, 2024. Other potential plaintiffs may file additional lawsuits related to the previously contemplated merger. See Part II, Item 1 (Legal Proceedings) of this report for more information on the Silicon Motion arbitration and the class action lawsuit. We intend to vigorously defend against these legal proceedings and any alleged breaches of the Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings. Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay and costs associated with the indemnification of directors and officers. Please refer to the Risk Factor entitled “If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement with Silicon Motion, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness would adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.”
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
If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. However, if we finance all or a portion of the payment of damages or settlement amounts through the incurrence of additional indebtedness, any material payment and increase in our indebtedness would adversely affect our ability to use cash generated from operations as we repay interest and principal under the term loans and revolving credit facility, as applicable. Issuing additional shares of common stock, if material, would result in dilution of existing shares outstanding. In addition, our current credit agreement, and any new loan agreements, contain and would likely contain financial and operational covenants that may adversely affect our ability to engage in certain activities, including certain financing and acquisition transactions, any future stock repurchases, guarantees, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. Such financial and operational covenants include compliance with a secured net leverage ratio test. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders.
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
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other, which could result in significant changes to the competitive landscape. In addition, changes in government trade policies, including the imposition of tariffs and export restrictions, as well as actions by government agencies, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets. See the risk factors “We also are subject to risks associated with international geopolitical and military conflicts” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology or if such authorizations are revoked. In addition, we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations” below.
Global economic conditions, including factors such as high inflation or a potential recession, could continue to adversely affect our business, financial condition, and results of operations.
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience volatility in our sales and revenues in the future. Inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which delays and lengthens sales cycles and negatively affects the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
Our net revenue decreased from $432.4 million in the six months ended June 30, 2023, to $187.3 million in the six months ended June 30, 2024, and the decline in net revenue could continue in future periods. Among other factors, the decrease is as a result of macroeconomic conditions impacting customer demand; for example, the broadband market which has experienced slower than expected recovery. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience further decline in revenue in the future due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products.
In addition, in the first half of 2024, we completed notifications to remaining affected employees regarding the 2023 Workforce Reductions, and in July 2024, we are initiating the 2024 Workforce Reduction. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reduction of our workforce if our revenue continues to decline. If we are unable to realize the expected operational efficiencies and cost savings from our reduction of our workforce, our operating results and financial condition would be adversely affected.
You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our revenue and operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth, if any. If we are unable to resume adequate revenue growth and manage our operating expenses, our financial results could suffer and our stock price could decline.
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
Our business, financial condition and results of operations could continue to be adversely affected by military conflicts, geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflicts with Iran and Lebanon), and among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
We sell our products throughout the world. Products shipped to Asia accounted for 68% of our net revenue in the six months ended June 30, 2024. In addition, as of June 30, 2024, approximately 77% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions, including as a result of the upcoming U.S. presidential election;

•geopolitical conflicts and tensions, especially between the United States and China, that could destabilize trading relationships and economic activity;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export controls and restrictions, duties and quotas and customs duties and tariffs;
•disruptions of capital and trading markets;
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Russia, Ukraine, Iran, Israel and other countries or due to a change in administration from the upcoming U.S. presidential election;
•transportation delays;
•civil disturbances or political instability;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and continued escalation of Israel’s conflicts with Iran and Lebanon;
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
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the military conflict in Israel, including the escalation in its conflicts with Iran and Lebanon, the Russia-Ukraine conflict, and increased political tensions in Russia, Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business, and there may be further changes in U.S. trade policy if there is a change in administration as a result of the upcoming U.S. presidential election. Additionally, policies made by other countries, such as China and Russia or their allies, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
Beginning in May 2019, we ceased normal business operations with entities affiliated with Huawei Technologies Co., Ltd., and certain other entities following an amendment to the EAR which added these entities to the Entity List for acting contrary to the national security or foreign policy of the United States. We obtained export licenses for certain transactions with these entities. As noted above, such export licenses can be revoked or BIS could choose not to renew such licenses and we have been required by BIS to pause, delay or halt licensed activities under such licenses at certain times and could continue to do so in the future, which negatively impacts our revenue. Also, as described in more detail in the risk factor, “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations”, Semiconductor Manufacturing International Corporation, or SMIC, was added to the BIS Entity list in December 2020.
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
The BIS continues to add many new entities to the Entity List and Unverified List. As noted above and in the risk factor,
“Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a material adverse effect on our revenues and operating results” below, our ability to manufacture, sell or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers.
We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping, including obtaining user statements from entities on the Unverified List. Failure to obtain any required license would likely result in a loss of business and a corresponding negative impact on our financial position and results of operations.
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In addition, there may be further changes in U.S. trade policy if there is a change in administration as a result of the upcoming U.S. presidential election. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact us and related entities. We have experienced weakening demand in China, and such future developments related to U.S.-China relations may also have an impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC. Such developments could include restriction on the export of products from Taiwan to China and/or restriction on the import of Taiwanese-origin products into China.
We believe direct impacts of the U.S. and European economic sanctions against Russia and the military conflict in Ukraine are currently limited to volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products.

However, the magnitude of such price volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. We currently do not sell product in Russia, or sell product to distributors for resale in Russia.
The ongoing military conflict in Israel, and the recent escalation in Israel’s conflicts with Iran and Lebanon, have resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran. As the conflict and its escalation continues, we cannot provide assurances that our business will not be impacted in the future.
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
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. We have experienced weakening demand in China, and continuing changes in government trade policies (including as a result of any change in administration due to the upcoming U.S. presidential election) create a heightened risk of further increased tariffs that impose barriers to international trade and could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
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
Certain of our products and technologies are subject to export and/or import controls imposed by countries in which we do business, including the United States Export Administration Regulations, or EAR, administered by BIS. Certain of our products and technologies are subject to the EAR, which may require a license authorization from BIS prior to the shipment or sharing of certain products and technologies with certain end users or destinations. Such approval may be delayed, denied, or even revoked after initially being granted by BIS, depending on one or more factors including the type of product or technology at issue, the intended end use, the identity of the end user, the identity of other companies involved in the production process, and whether a license exception might apply, among others. We are subject to similar export controls regulations in other jurisdictions where we operate, including the European Union, Singapore, and Taiwan, among others.
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
Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses due to reasons beyond our control. Our inability to obtain required import or export approval for our products may adversely affect our business, and other limitations imposed on our ability to export or sell our products may also harm our international and domestic revenue. In addition, it is possible that BIS can revoke licenses that have been granted or decline to re-issue such licenses upon their expiration or in the event modifications are required to a previously-issued license. Although our policies, procedures, and controls are designed to detect and prevent potential violations and maintain ongoing compliance with applicable export controls laws, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. For example, our products could be diverted to bad actors by third parties. In addition, if our customers or business partners fail to comply with applicable regulations and laws or to timely notify us of material changes to the licenses, we may be subject to liability and may be required to suspend sales or take other action which could damage our reputation and negatively impact our results of operations. If we violate or fail to comply with any of these requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The absence of comparable restrictions imposed on competitors based in other countries may adversely affect our competitive position.
To the extent that we do business with parties on the Entity List under approved export licenses, our business could be affected if the government delays, denies, or otherwise does not grant, amend, or renew required licenses. We currently have licenses from BIS that permit certain of our transactions with two restricted parties, but those licenses may be revoked at any time or denied for renewal when the license expires. One of our third-party foundry partners, Semiconductor Manufacturing International Corporation, or SMIC, was added to the BIS Entity list in December 2020. As a result of that Entity List listing, we have been required to obtain export licenses from BIS for the export or reexport to SMIC of any technology for the development or production (fabrication) of our products. Although we have obtained export licenses in order to have SMIC manufacture certain products for us, those export licenses could be revoked at any time. Revocation of any of those export licenses could significantly disrupt our ability to obtain the products in question and fulfill customer requirements. Moreover, the issuance of export licenses for other technology transfers to SMIC is a matter of discretion with the U.S. government, and it is uncertain whether we will be able to obtain export licenses, in a timely manner, for the transfer of technology required by SMIC to produce semiconductor wafers for us. If we are unable to obtain those export licenses, it may be necessary to have the products fabricated by other semiconductor foundries, which may be more costly alternatives to SMIC, and which may have limited capacity to fabricate sufficient products to meet our requirements.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue is also generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the six months ended June 30, 2024, two customers accounted for 22% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers accounted for 21% of our net revenue. In the six months ended June 30, 2024, we have continued to experience a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has been and could be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
•technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which would affect operator demand for our products; and
• any decrease in revenue generated by the recipient of intellectual property under certain intellectual property sale agreements, including due to any inability to enforce our intellectual property rights as described in the section “Risks Relating to Intellectual Property” under the risk factor “We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
In addition, delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own products or adopt a competitor’s solution for products that they currently buy from us. When this occurs, our sales could decline and/or our market share could be reduced.
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of any change in administration from the upcoming U.S. presidential election. Products shipped to mainland China accounted for less than 10% of our net revenue during the six months ended June 30, 2024, compared to 14% during the six months ended June 30, 2023. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factors “We are also subject to risks associated with international geopolitical and military conflict” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorization are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations”, and by tariffs and other trade barriers that have or may be implemented by governmental authorities.
Any legal proceedings or claims against us or potential violations of applicable regulations could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
In addition to the legal proceedings referenced in Part II, Item 1 (Legal Proceedings) of this report, we are subject to legal proceedings, claims, and/or inquiries that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, customer claims, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings regarding potential violations of applicable law, and we may not be successful in resolving such proceedings or inquiries. In addition, we have implemented a reduction in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation or responding to inquiries and the timing of such expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation or government proceedings, we may, from time to time, resolve disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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
Average selling prices of our products have previously decreased and could decrease in the future, which could have a material adverse effect on our revenue and gross margins.
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
For the six months ended June 30, 2024 and 2023, revenue directly attributable to broadband applications accounted for approximately 29% and 31% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $80.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, and negative impact to our revenues is expected to continue in the second half of 2024 and possibly beyond due to slower than expected recovery in this market. Delays in the development of, or unexpected developments in, the broadband markets, including international macroeconomic headwinds, has had and is expected to continue to have an adverse effect on order activity by OEMs in these markets for the second half of 2024 and possibly thereafter and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.

We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For six months ended June 30, 2024, and 2023, our research and development expense was $121.3 million and $137.9 million, respectively. While we are closely monitoring our current research and development expenses, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue declined from $432.4 million for the six months ended June 30, 2023, to $187.3 million for the six months ended June 30, 2024 and revenue could continue to decline. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can and have requested to cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Also, as customer lead times continue to improve, we have seen and expect to continue to see a more normalized demand-planning horizon. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could continue to lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are not successful in expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels has resulted and continue to result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
We may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses particularly as we seek to enter new markets where we may not have prior experience.
Our operating history had historically focused on developing integrated circuits for specific applications and more recently, the wired whole-home broadband connectivity market and markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. As part of our growth strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in new markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase particularly in new markets, we could continue to incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in current or future revenue.
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
Our business is subject to various laws and regulations in the United States and other jurisdictions where we do business, including but not limited to laws, regulations and other legal requirements related to packaging; product content; labor and employment; import and customs; export controls; anti-corruption; personal and data privacy; cybersecurity; human rights; conflict minerals; environment, health and safety; competition and antitrust; and intellectual property ownership and infringement. These laws and regulations are complex, change frequently and with little or no notice, occasionally are conflicting or ambiguous, and have generally become more stringent over time. Complying with these laws and regulations can be costly and we may be required to incur significant costs to remedy any potential gaps or violations that are identified. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Although our policies, procedures, and controls are designed to detect and prevent potential violations and maintain ongoing compliance with applicable laws, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other penalties or sanctions. The costs of complying with these laws (including the costs of any investigations, remediation, auditing and monitoring) could adversely affect our current or future business.

As indicated elsewhere in this report, we do a substantial portion of our business in Asia, including in Hong Kong, a special administrative region of the People’s Republic of China, or China. Since October 2022, the United States has taken steps to restrict the export of certain advanced semiconductor products and technology to China as well as a number of specific Chinese companies, due to national security and human rights concerns. There has also been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. Complying with changing export control laws may require us to develop additional policies, procedures, and controls, or incur additional costs, including in connection with the development or performance of additional due diligence in order to prevent diversion of restricted products or technology to China, Russia, or other destinations. Compliance with these laws and regulations may also result in the loss of revenue. Since October 2022, we have restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023, when we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. Although the March 2023 voluntary self-disclosure to BIS resulted in a warning letter, we could incur increased administrative and legal costs in order to remediate any potential compliance gaps or violations, to respond to any inquiries, or in connection with the preparation and submission of any voluntary self-disclosures to the government agencies, as appropriate. Any failure to comply with applicable laws or regulatory approvals could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. In March and October 2023, we initiated the 2023 Workforce Reductions, and in July 2024, we are initiating the 2024 Workforce Reduction to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reduction in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reduction of our workforce could be costly and time-consuming.
We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field, and expect to continue facing such difficulties in seeking talent. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have experienced declines in the market price of our stock and reductions in force which could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the ability of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate our management and qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that certain members of our senior management team have long tenures with us, but recently we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
As of June 30, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by rising interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, rising interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of June 30, 2024, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of June 30, 2024. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

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
We are subject to governmental laws, regulations and other legal obligations related to privacy, data protection, and cybersecurity, and any inability of us to comply with such obligations may negatively impact our business.
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including China, the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal data, and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. These laws may require that our overall information technology security environment meet certain standards and/or be certified. For example, effective May 2018, the European Union adopted the General Data Protection Regulation, or GDPR, that imposed stringent data protection requirements and provided for greater penalties for noncompliance. The United Kingdom has adopted legislation that substantially implements the GDPR and provides for a similar penalty structure. Similarly, California has adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect in 2020. The CCPA gives California residents the right to access, delete and opt out of certain sharing of their information, and imposes penalties for failure to comply. California has adopted a new law, the California Privacy Rights Act of 2020 that substantially expands the CCPA and was effective as of January 1, 2023. Additionally, other U.S. states continue to propose and enact privacy and security-focused legislation. In addition, governments around the world continue to enact laws relating to privacy and data security. For example, in 2021, the National People’s Congress passed the Data Security Law of the People’s Republic of China, or the Data Security Law and the Personal Information Protection Law of the People’s Republic of China, or PIPL. The Data Security Law is the first comprehensive data security legislation in the People’s Republic of China, or China, and aims to regulate a wide range of issues in relation to the collection, storage, processing, use, provision, transaction and publication of any kind of data. In March 2024, the Cyberspace Administration of China published the Provisions on Promoting and Standardizing Cross-Border Data Flows to implement the mechanisms for the cross-border data transfers, including the security assessment. These regulations contain provisions that allow substantial government oversight and include fines for failure to obtain required approval from China’s cyber and data protection regulators for cross-border personal data-related data transfers. However, there is still some uncertainty in how regulators will interpret and enforce these laws.
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
We have in the past been, are currently, and may in the future be party to litigation related to acquisitions. Any adverse determination in litigation resulting from acquisitions could have a material adverse effect on our business and operating results.
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, we were involved in a litigation with Bell Semiconductor, which has since been settled pursuant to a Settlement and Patent License Agreement. In addition, from time to time, we receive correspondence from competitors and other third parties seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests and claims as received and could be required to enter license agreements with respect to third-party intellectual property rights or indemnify third parties, either of which could have a material adverse effect on our future operating results.
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
•we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect consideration that we are entitled to under certain intellectual property sale agreements; or
•our ability to monetize our portfolio through divestiture and/or exclusive licensing transactions will not be impacted by conduct of counterparties to any such transactions, and we will not face liability arising from our monetization efforts.
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
We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts. For example, as described in Part II, Item 1 (Legal Proceedings), Comcast shared our proprietary designs with our direct competitor. Comcast then worked with our competitor to develop the FDX-amplifier technology. We have brought claims for trade secret misappropriation, unfair competition, and breach of the parties’ non-disclosure agreement, and sought an unspecified amount of compensatory damages, punitive damages, pre-judgment and post-judgment interest, costs, expenses, and attorney fees as well as an injunction against Comcast’s use or disclosure of our trade secrets. However, our claims may not be successful.
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
We regularly become aware of security vulnerabilities with respect to our products as well as intellectual property that we purchase or license from third parties for use in our products. Our products are used in application areas that create new or increased cybersecurity and privacy risks, including applications that gather and process large amounts of data, such as the cloud, Internet of Things, or artificial intelligence, and critical infrastructure, payment card applications, and automotive applications. Security features in our products cannot make our products entirely secure, and security vulnerabilities identified in our products have resulted in, and are expected to continue to result in, attempts by third parties to identify and exploit additional vulnerabilities. Vulnerabilities are not always mitigated before they become known. We, our customers, and the users of our products do not always promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited.
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
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to Advanced Semiconductor Engineering, or ASE, TSMC, and United Microelectronics Corporation, or UMC. While certain products are supplied to us by Intel on a turnkey basis under the terms of a supply agreement with an initial term of five years, Intel can terminate the agreement under certain circumstances. If Intel terminates such supply agreement, the costs of certain products supplied to us by Intel could be negatively impacted, which could reduce our margins on such products. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with our foundry, may induce our foundry to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products or if orders are placed with a short lead-time, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by ASE, TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under a supply agreement with an initial term of five years.
Relying on third-party manufacturing, assembly and testing presents significant risks to us, including the following:
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
•potential increases in prices; and
•our use of foundry partners who are currently subject to BIS restrictions, such as SMIC, to manufacture certain of our products may be impaired if one or more of the following were to occur: (1) we are unable to obtain U.S. export licenses authorizing its interactions and technology exchanges with these foundry partners or if there are delays in obtaining such licenses, or (2) if BIS increases export control restrictions to Chinese foundries without the ability for us to obtain a U.S. export license, or (3) U.S. providers of semiconductor manufacturer equipment are unable to export such equipment or related spare or replacement parts used in the manufacture of our products, or obtain a license to export such equipment and parts, to current or future Chinese foundry partners.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 45%, and 47% of our net revenue in the six months ended June 30, 2024, and 2023, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Additionally, we incorporate third-party technology into and with some of our products, and we may do so in future products. The operation of our products could be impaired if errors occur in the third-party technology we use, including as a result of information technology failures from cyber-attacks on or security breaches of third parties. It may be more difficult for us to correct any errors in a timely manner if at all because the development and maintenance of the technology is not within our control. There can be no assurance that these third parties will continue to make their technology, or improvements to the technology, available to us, or that they will continue to support and maintain their technology. Further, due to the limited number of vendors of some types of technology, it may be difficult to obtain new licenses or replace existing technology. Any impairment of the technology or our relationship with these third parties could have a material adverse effect on our business.
Risks Relating to Our Common Stock
Our share price may be volatile as a result of various factors.
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the six months ended June 30, 2024, the trading price of our common stock ranged from a low of $16.20 to a high of $24.99. These factors include those discussed in this “Risk Factors” section of this report and others such as:
•any developments related to our terminated merger with Silicon Motion;
•actual or anticipated fluctuations in our financial condition and operating results;
•overall conditions in the semiconductor market;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our products, including export controls;
•geopolitical changes impacting our business and markets, including with respect to China and Taiwan and the upcoming U.S. presidential election;
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
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflicts in Ukraine and among Israel, Iran and Lebanon, increased inflationary pressures, and interest rate changes.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2024, we had approximately 83.9 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of June 30, 2024, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $61.8 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of June 30, 2024, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.
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
Workforce Reduction
In July 2024, we are initiating a workforce reduction, or the 2024 Workforce Reduction. The 2024 Workforce Reduction is intended to align our operational needs with the changes in macroeconomic conditions and the demand environment while continuing to support our long-term business strategy by reducing our operating expenses.

As a result of the 2024 Workforce Reduction, we estimate that we will incur approximately $15 million to $20 million in cash severance and related costs. We expect to complete notifications to employees regarding the 2024 Workforce Reduction by the end of 2024. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2024 Workforce Reduction.
All statements other than statements of historical facts contained in the paragraphs above are forward-looking statements including statements relating to our plans, expectations, forecasts and future events. Such forward-looking statements include, but are not limited to, the potential of, and expectations regarding our statements relating to the expected impacts, charges and costs associated with the 2024 Workforce Reduction that we expect to incur.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
10.1+	2024 Inducement Equity Incentive Plan and related form agreements (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2024).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	July 24, 2024	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)