Form 10-Q
period 2024-09-30
MAXLINEAR, INC
filed 2024-10-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 16, 2024, the registrant had 84,361,778 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$148,476	$187,288
Short-term restricted cash	993	1,051
Accounts receivable, net	47,930	170,619
Inventory	96,063	99,908
Prepaid expenses and other current assets	34,798	29,159
Total current assets	328,260	488,025
Long-term restricted cash	23	17
Property and equipment, net	63,493	66,431
Leased right-of-use assets	22,549	31,264
Intangible assets, net	58,031	73,630
Goodwill	318,588	318,588
Deferred tax assets	82,552	69,493
Other long-term assets	21,807	32,809
Total assets	$895,303	$1,080,257
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,628	$21,551
Accrued price protection liability	44,472	71,684
Accrued expenses and other current liabilities	71,197	98,468
Accrued compensation	22,300	30,426
Total current liabilities	168,597	222,129
Long-term lease liabilities	19,433	26,243
Long-term debt	122,840	122,375
Other long-term liabilities	27,561	23,245
Total liabilities	338,431	393,992

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 84,362 shares issued and outstanding at September 30, 2024 and 81,818 shares issued and outstanding December 31, 2023	8	8
Additional paid-in capital	866,603	808,575
Accumulated other comprehensive loss	(3,852)	(3,791)
Accumulated deficit	(305,887)	(118,527)
Total stockholders’ equity	556,872	686,265
Total liabilities and stockholders’ equity	$895,303	$1,080,257

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$81,102	$135,530	$268,361	$567,910
Cost of net revenue	37,022	61,586	124,827	250,786
Gross profit	44,080	73,944	143,534	317,124
Operating expenses:
Research and development	52,604	66,306	173,911	204,254
Selling, general and administrative	30,154	25,402	100,242	97,772
Impairment losses	1,237	—	1,237	2,438
Restructuring charges	26,828	54	50,323	9,138
Total operating expenses	110,823	91,762	325,713	313,602
Income (loss) from operations	(66,743)	(17,818)	(182,179)	3,522
Interest income	1,653	1,736	5,346	4,272
Interest expense	(2,655)	(2,715)	(8,072)	(7,793)
Other income (expense), net	(14,753)	(22,721)	(12,990)	(21,180)
Total other income (expense), net	(15,755)	(23,700)	(15,716)	(24,701)
Loss before income taxes	(82,498)	(41,518)	(197,895)	(21,179)
Income tax provision (benefit)	(6,713)	(1,689)	(10,535)	13,468
Net loss	$(75,785)	$(39,829)	$(187,360)	$(34,647)
Net loss per share:
Basic	$(0.90)	$(0.49)	$(2.25)	$(0.43)
Diluted	$(0.90)	$(0.49)	$(2.25)	$(0.43)
Shares used to compute net loss per share:
Basic	84,074	81,249	83,303	80,395
Diluted	84,074	81,249	83,303	80,395

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(75,785)	$(39,829)	$(187,360)	$(34,647)
Foreign currency translation adjustments, net of tax benefit of $42 and $169 for the three and nine months ended September 30, 2024, respectively, and net of tax benefit of $64 and $229 for the three and nine months ended September 30, 2023, respectively	2,664	(1,855)	(61)	(3,125)
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans	—	(3,792)	—	(3,792)
Total comprehensive loss	$(73,121)	$(45,476)	$(187,421)	$(41,564)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2024
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	81,818	$8	$808,575	$(3,791)	$(118,527)	$686,265
Common stock issued pursuant to equity awards, net	1,249	—	8,777	—	—	8,777
Stock-based compensation	—	—	17,032	—	—	17,032
Other comprehensive loss	—	—	—	(1,782)	—	(1,782)
Net loss	—	—	—	—	(72,309)	(72,309)
Balance at March 31, 2024	83,067	8	834,384	(5,573)	(190,836)	637,983
Common stock issued pursuant to equity awards, net	655	—	(545)	—	—	(545)
Employee stock purchase plan	176	—	2,682	—	—	2,682
Stock-based compensation	—	—	17,344	—	—	17,344
Other comprehensive loss	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	(39,266)	(39,266)
Balance at June 30, 2024	83,898	8	853,865	(6,516)	(230,102)	617,255
Common stock issued pursuant to equity awards, net	464	—	(56)	—	—	(56)
Stock-based compensation	—	—	12,794	—	—	12,794
Other comprehensive income	—	—	—	2,664	—	2,664
Net loss	—	—	—	—	(75,785)	(75,785)
Balance at September 30, 2024	84,362	$8	$866,603	$(3,852)	$(305,887)	$556,872

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(187,360)	$(34,647)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	42,426	54,923
Impairment of intangible assets	1,237	2,438
Impairment of investments and other assets	14,000	—
Amortization of debt issuance costs and accretion of discounts	1,990	1,858
Stock-based compensation	47,208	38,763
Deferred income taxes	(13,058)	6,502
Loss on disposal of property and equipment	1,068	2,057
Unrealized holding loss on investments	—	3,917
Impairment of leased right-of-use assets	3,415	—
Gain on extinguishment of lease liabilities	(554)	—
Gain on settlement of pension	—	(1,008)
Loss on foreign currency	973	140
Excess tax (benefits) deficiencies on stock-based awards	(2,988)	(529)
Changes in operating assets and liabilities:
Accounts receivable	122,689	13,769
Inventory	3,845	45,602
Prepaid expenses and other assets	(8,615)	(10,215)
Accounts payable, accrued expenses and other current liabilities	(16,041)	(17,917)
Accrued compensation	3,011	8,776
Accrued price protection liability	(27,212)	(45,036)
Lease liabilities	(7,806)	(8,891)
Other long-term liabilities	4,315	(557)
Net cash provided by (used in) operating activities	(17,457)	59,945

Investing Activities
Purchases of property and equipment	(15,487)	(12,180)
Purchases of intangible assets	(4,961)	(6,198)
Cash used in acquisition, net of cash acquired	—	(12,384)
Net cash used in investing activities	(20,448)	(30,762)

Financing Activities
Payment of debt commitment fees	—	(18,325)
Net proceeds from issuance of common stock	1,579	3,168
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,714)	(12,370)
Net cash used in financing activities	(135)	(27,527)
Effect of exchange rate changes on cash and cash equivalents	(824)	(1,861)
Decrease in cash, cash equivalents and restricted cash	(38,864)	(205)
Cash, cash equivalents and restricted cash at beginning of period	188,356	188,357
Cash, cash equivalents and restricted cash at end of period	$149,492	$188,152

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,444	$6,978
Cash paid for income taxes	$9,470	$25,336

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$10,992	$38,348
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 31, 2024, or the Annual Report. Interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 23, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenue is generated from sales of the Company’s integrated circuits and intellectual property, typically under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product or intellectual property sales. The Company recognizes such revenue at the point in time when control of the products or intellectual property is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer’s rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company’s product sales, transfer of control occurs upon shipment to the distributor or direct customer. Under certain intellectual property sale agreements, we are entitled to fixed upfront consideration upon sale and variable consideration in the form of a portion of revenue generated by the recipient from the intellectual property. Fixed consideration is recognized when control of the functional intellectual property transfers; variable consideration may be constrained but is continuously monitored and recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and the uncertainty associated with the variable consideration is resolved. The Company recognized a material amount of variable consideration during the nine months ended September 30, 2024 as uncertainties related to such consideration were resolved. During the three months ended September 30, 2024, there was no variable consideration recognized related to resolution of uncertainties related to such consideration.

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

Research and Development

Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred. From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. The Company also obtains research and development funding grants from governments in certain jurisdictions in which it operates. Both of these types of income are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved. In the three months ended September 30, 2024 and 2023, the Company recognized aggregate income from jointly funded R&D projects and government grants of approximately $0.6 million and $1.4 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized aggregate income from jointly funded R&D projects and government grants of approximately $3.1 million and $11.3 million, respectively. While the Company retains ownership and rights to the underlying technology developed under the joint development projects, the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, and defers such funds as liabilities until the repayment conditions have been resolved (Note 15).

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss	$(75,785)	$(39,829)	$(187,360)	$(34,647)
Denominator:
Weighted average common shares outstanding—basic	84,074	81,249	83,303	80,395
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	84,074	81,249	83,303	80,395
Net loss per share:
Basic	$(0.90)	$(0.49)	$(2.25)	$(0.43)
Diluted	$(0.90)	$(0.49)	$(2.25)	$(0.43)
For the three months ended September 30, 2024 and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.0 million and 4.9 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
For the nine months ended September 30, 2024 and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.2 million and 4.8 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The transaction consideration included $9.8 million in cash. In addition, Company Y stockholders are eligible to receive up to $2.6 million in consideration due to the acquired business satisfying certain personnel objectives by June 17, 2024.
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
Goodwill recorded in connection with Company Y was $11.8 million as of September 30, 2024. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. Restructuring Activity
From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees, vacating certain leased facilities, and cancellation of contracts.
Restructuring costs in the nine months ended September 30, 2024 included costs pertaining to restructuring plans initiated in 2023 and 2024 as described below.
In July 2024, the Company initiated a reduction of its workforce, or the 2024 Workforce Reduction. In the three and nine months ended September 30, 2024, the Company incurred $26.8 million in restructuring costs pertaining to the 2024 Workforce Reduction, which included $17.0 million in charges under contracts associated with cancelled projects and related impairment of assets, $9.1 million in severance costs and related expenses, and $0.7 million from exiting facilities.
During the year ended December 31, 2023, the Company entered into restructuring plans to reduce its workforce, or the 2023 Workforce Reductions. In the nine months ended September 30, 2024, the Company completed notification to remaining affected employees of the 2023 Workforce Reductions, and incurred $23.5 million in restructuring costs, including $19.8 million in severance and related costs, or a cumulative total of $43.3 million pertaining to the 2023 Workforce Reductions. Substantially all of the severance and related costs incurred in the nine months ended September 30, 2024 related to the 2023 Workforce Reductions pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed.
The Company expects to incur additional restructuring costs associated with the 2023 Workforce Reductions and 2024 Workforce Reduction of approximately $3.0 million to $5.0 million, which is expected to pertain to severance due to statutory requirements in the jurisdictions in which the terminated employees were employed, as well as exiting facilities. The Company expects to complete notifications to employees regarding the 2024 Workforce Reduction and finalize its plans to exit facilities by the end of 2024. The estimate of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2023 Workforce Reductions and 2024 Workforce Reduction.
All statements other than statements of historical facts contained in the paragraphs above are forward-looking statements including statements relating to the Company’s plans, expectations, forecasts and future events. Such forward-looking statements include, but are not limited to, the potential of, and expectations regarding the Company’s statements relating to the expected impacts, charges and costs associated with the 2023 Workforce Reductions and 2024 Workforce Reduction that the Company expects to incur.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Employee separation expenses	$9,109	$(13)	$28,902	$8,863
Lease related charges	674	—	3,628	42
Other	17,045	67	17,793	233
	$26,828	$54	$50,323	$9,138

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2024. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2023	$7,383	$(2)	$920	$8,301
Restructuring charges	28,902	3,628	17,793	50,323
Cash payments	(30,452)	(172)	(915)	(31,539)
Non-cash charges and adjustments	967	(3,419)	(3,406)	(5,858)
Liability as of September 30, 2024	6,800	35	14,392	21,227
Less: current portion as of September 30, 2024	(6,800)	(35)	(8,775)	(15,610)
Long-term portion as of September 30, 2024	$—	$—	$5,617	$5,617

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the nine months ended September 30, 2024 and 2023, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2024			December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	7.0	$23,857	$(2,172)	$21,685	$20,133	$(1,431)	$18,702
Developed technology	6.9	311,261	(280,443)	30,818	311,261	(263,635)	47,626
Trademarks and trade names	6.2	14,800	(14,383)	417	14,800	(14,276)	524
Customer relationships	5.0	128,800	(127,502)	1,298	128,800	(126,347)	2,453
Patents	7.0	4,780	(967)	3,813	4,780	(455)	4,325
	6.1	$483,498	$(425,467)	$58,031	$479,774	$(406,144)	$73,630

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of net revenue	$3,745	$8,581	$17,549	$27,372
Research and development	—	—	—	2
Selling, general and administrative	591	653	1,774	2,290
	$4,336	$9,234	$19,323	$29,664
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$73,630	$109,316
Additions	4,961	6,198
Other disposals	—	(769)
Amortization	(19,323)	(29,664)
Impairment losses	(1,237)	(2,438)
Ending balance	$58,031	$82,643
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. During each of the three and nine months ended September 30, 2024, impairment losses related to finite-lived intangible assets of $1.2 million were recognized. During the three and nine months ended September 30, 2023, impairment losses related to finite-lived intangible assets of $0 and $2.4 million were recognized, respectively. The impairment losses were attributable to abandonment of certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2024:

Amount
(in thousands)
2024 (3 months)	$3,992
2025	14,619
2026	13,916
2027	10,437
2028	5,099
Thereafter	9,968
Total	$58,031

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	September 30, 2024	December 31, 2023
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,462
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
The contingent consideration liability as of September 30, 2024 and December 31, 2023 is associated with the Company’s acquisition of Company Y in January 2023 (Note 3). The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company Y was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The fair value of contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

		Fair Value Measurements at September 30, 2024
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,600	$—	$—	$2,600

		Fair Value Measurements at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,462	$—	$—	$2,462

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Contingent consideration
Beginning balance	$2,462	$2,941
Acquisitions(1)(Note 3)	—	2,200
Payments	—	(2,700)
Accretion of discount(1)	138	249
Ending balance	$2,600	$2,690
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the nine months ended September 30, 2024 and 2023 were due to the addition of contingent consideration associated with the acquisition of Company Y in January 2023 and accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments. for the nine months ended September 30, 2024.
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
Included in other long-term assets as of December 31, 2023 were investments in a privately held entity of $11.8 million, which were impaired in the three months ended September 30, 2024. The Company does not have the ability to exercise significant influence or control over such entity and had accounted for the investments as financial instruments. Given that fair values for such investments were not readily determinable, the Company had elected to measure these investments at cost, less any impairment, and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified. The impairment loss of $11.8 million is included in other expense in the consolidated statement of operations for the three and nine months ended September 30, 2024.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$148,476	$187,288
Short-term restricted cash	993	1,051
Long-term restricted cash	23	17
Total cash, cash equivalents and restricted cash	$149,492	$188,356
As of September 30, 2024 and December 31, 2023, cash and cash equivalents included money market funds of approximately $103.3 million and $78.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had restricted cash of approximately $1.0 million and $1.1 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Inventory consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Work-in-process	$54,909	$60,368
Finished goods	41,154	39,540
	$96,063	$99,908

Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2024	December 31, 2023
		(in thousands)
Furniture and fixtures	5	$3,944	$3,995
Machinery and equipment	3-5	80,641	76,732
Masks and production equipment	5	62,676	54,240
Software	3	11,194	11,427
Leasehold improvements	1-5	35,401	35,867
Construction in progress	N/A	686	348
		194,542	182,609
Less: accumulated depreciation and amortization		(131,049)	(116,178)
		$63,493	$66,431
Depreciation expense for the three months ended September 30, 2024 and 2023 was $5.8 million and $5.6 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $17.0 million and $18.5 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million. In September 2023, the terms of this note receivable were renegotiated, and the first initial repayment of $1.5 million is due by March 31, 2025, and annual repayments of $1.7 million per year are due annually thereafter by March 31, from 2026 through 2030, provided that certain production utilization targets for the prior year are met. During the three months ended September 30, 2024, a portion of the note receivable, or $0.5 million, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of September 30, 2024 and December 31, 2023, respectively. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.
Accrued price protection liability consists of the following activity:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$71,684	$113,274
Charged as a reduction of revenue	42,042	50,092
Reversal of unclaimed rebates	(15,272)	—
Payments	(53,982)	(91,723)
Ending balance	$44,472	$71,643

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The decrease in price protection liability from approximately $71.7 million as of December 31, 2023 to approximately $44.5 million as of September 30, 2024 was driven by payments of rebates as well as reversal of unclaimed rebates due to expiration of rebate pricing.
Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued technology license payments	$3,627	$3,843
Accrued professional fees	4,196	3,736
Accrued engineering and production costs	5,461	2,861
Accrued restructuring	15,610	8,301
Accrued royalty	403	603
Short-term lease liabilities	9,799	9,132
Accrued customer credits	3,705	3,984
Income tax liability	421	521
Customer contract liabilities	164	1,597
Accrued obligations to customers for price adjustments	20,558	54,837
Accrued obligations to customers for stock rotation rights	167	349
Contingent consideration - current portion	2,600	2,462
Other	4,486	6,242
	$71,197	$98,468
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2023	$(5,059)	$1,268	$(3,791)
Other comprehensive loss before reclassifications, net of tax	(61)	—	(61)
Balance at September 30, 2024	$(5,120)	$1,268	$(3,852)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(477)	(571)
Unamortized debt issuance costs	(1,683)	(2,054)
Net carrying amount of long-term debt	122,840	122,375
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,840	$122,375

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2024 and December 31, 2023, the weighted average effective interest rate on aggregate debt was approximately 7.9% and 7.6%, respectively.
During the three months ended September 30, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the nine months ended September 30, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.5 million.
The approximate aggregate fair value of the term loans outstanding as of September 30, 2024 and December 31, 2023 was $115.7 million and $114.5 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of September 30, 2024, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2024, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of September 30, 2024, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
9. Stock-Based Compensation
Employee Stock-Based Compensation Plans
At September 30, 2024, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of the 2010 Plan and the ESPP.
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
As of September 30, 2024, the number of shares of common stock available for future issuance under the 2010 Plan was 15,417,601 shares. As of September 30, 2024, the number of shares of common stock available for future issuance under the ESPP was 6,451,538 shares. As of September 30, 2024, the number of shares of common stock available for future issuance under the Inducement Plan was 4,000,000 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2024, the Company issued 0.4 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2023 performance period. At September 30, 2024, the Company has an accrual of $3.5 million for bonus awards for employees for year-to-date achievement in the 2024 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of net revenue	$81	$170	$436	$626
Research and development	7,423	9,436	27,952	33,128
Selling, general and administrative	5,284	(4,488)	18,820	5,009
	$12,788	$5,118	$47,208	$38,763
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2024 was $112.0 million, and the weighted average period over which these equity awards are expected to vest is 2.39 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2024 was $1.4 million, and the weighted average period over which these equity awards are expected to vest is 1.40 years. Actual levels of future performance for the unvested periods may differ from current estimates.
The total unrecognized compensation cost related to unvested stock options as of September 30, 2024 was $28.0 million, and the weighted average period over which these equity awards are expected to vest is 3.39 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	5,632	$36.72
Granted[1]	2,945	18.24
Vested	(2,461)	29.44
Canceled[2]	(1,007)	38.32
Outstanding at September 30, 2024	5,109	$29.25
____________
(1) Includes approximately 227 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $13.64.
(2) Includes approximately 24 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $12.46.
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
As of September 30, 2024, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	2,653	$34.38
Granted[1]	1,472	17.78
Vested	(58)	24.43
Canceled	(665)	41.74
Outstanding at September 30, 2024	3,402	$25.93
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2024 and 2023, there were 175,764 and 140,631 shares of common stock purchased under the ESPP at a weighted average price of $15.26 and $21.25, respectively.

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	375	$17.29
Granted	2,688	19.45
Exercised	(39)	7.68
Canceled	(1)	23.75
Outstanding at September 30, 2024	3,023	$19.33	8.45	$—
Vested and expected to vest at September 30, 2024	2,807	$19.32	8.38	$—
Exercisable at September 30, 2024	335	$18.40	0.86	$—
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Nine Months Ended September 30,
	2024	2023(1)
Weighted-average grant date fair value per share	$10.84 - $11.24	N/A
Risk-free interest rate	4.33%	N/A
Dividend yield	—%	N/A
Expected life (in years)	6.50	N/A
Volatility	57.50%	N/A
__________________
(1) No options were granted during the nine months ended September 30, 2023.
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
The intrinsic value of stock options exercised was $0 and $47.0 thousand in the three months ended September 30, 2024 and 2023, respectively. The intrinsic value of stock options exercised was $0.5 million and $0.2 million in the nine months ended September 30, 2024 and 2023, respectively.
Cash received from exercise of stock options was negligible during the three and nine months ended September 30, 2024. Cash received from exercise of stock options was $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively.
The tax benefit from stock options exercised was $0 and $0.1 million during the three months ended September 30, 2024 and 2023, respectively. The tax benefit from stock options exercised was $0.8 million and $0.4 million during the nine months ended September 30, 2024 and 2023, respectively.
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
The Company recorded an income tax benefit of $6.7 million in the three months ended September 30, 2024 and an income tax benefit of $1.7 million in the three months ended September 30, 2023. The Company recorded an income tax benefit of $10.5 million in the nine months ended September 30, 2024 and an income tax provision of $13.5 million in the nine months ended September 30, 2023.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the nine months ended September 30, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.
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
During the nine months ended September 30, 2024, the Company’s unrecognized tax benefits increased by $0.2 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2024 were approximately $0.1 million and $4 thousand, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2024, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2020, 2019, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax benefit in the nine months ended September 30, 2024 and 2023 at the incentive rate.
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
One customer comprised 10% or greater of net revenues for each of the periods presented,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of total net revenue
Customer A	25%	11%	13%	11%

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	September 30, 2024	December 31, 2023
Percentage of gross accounts receivable
Customer B	12%	33%
Customer C	18%	24%

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vendor A	27%	28%	18%	21%
Vendor B	26%	17%	35%	24%
Vendor C	12%	14%	11%	10%
Vendor D	*	*	*	10%
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$65,293	80%	$98,647	73%	$193,555	72%	$419,478	74%
Europe	10,208	13%	24,886	18%	29,034	11%	110,058	19%
United States	3,955	5%	8,757	6%	41,586	15%	29,847	5%
Rest of world	1,646	2%	3,240	2%	4,186	2%	8,527	2%
Total	$81,102	100%	$135,530	100%	$268,361	100%	$567,910	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of total net revenue
Hong Kong	49%	41%	37%	34%
China	*	*	*	12%
Taiwan, ROC	*	10%	*	*
Thailand	11%	*	*	*
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong and Thailand, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amount	% of total	Amount	% of total
United States	$326,442	71%	$337,696	69%
Singapore	106,444	23%	113,248	23%
Rest of world	29,775	6%	38,969	8%
Total	$462,661	100%	$489,913	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Broadband	$32,275	$34,416	$87,157	$169,646
% of net revenue	40%	25%	32%	30%
Connectivity	12,726	15,025	35,700	119,232
% of net revenue	16%	11%	13%	21%
Infrastructure	23,046	49,985	87,436	145,549
% of net revenue	28%	37%	33%	26%
Industrial and multi-market	13,055	36,104	58,068	133,483
% of net revenue	16%	27%	22%	23%
Total net revenue	$81,102	$135,530	$268,361	$567,910
Revenues from sales through the Company’s distributors accounted for 35% and 46% of net revenue for the three months ended September 30, 2024 and 2023, respectively. Revenues from sales through the Company’s distributors accounted for 42% and 47% of net revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue related to the sales of intellectual property recognized during the nine months ended September 30, 2024 has been allocated by market based upon the usage of such intellectual property.
Contract Liabilities
As of September 30, 2024 and December 31, 2023, customer contract liabilities were approximately $0.2 million and $1.6 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the nine months ended September 30, 2024 and 2023 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the nine months ended September 30, 2024 and 2023.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2024 and December 31, 2023, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $44.5 million and $71.7 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2024 were $20.6 million and $0.2 million, respectively, and as of December 31, 2023 were $54.8 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the significant decrease in accrued obligations to customers for price adjustments from approximately $54.8 million as of December 31, 2023 to approximately $20.6 million as of September 30, 2024, was due to a significant decrease in sales to distributors which decreased the corresponding accrued obligations to such customers. The increase or decrease in revenue for the three and nine months ended September 30, 2024 and 2023 from net changes in transaction prices for amounts included in obligations to customers for price adjustments and estimates of stock rotation returns to be claimed by distributors as of the beginning of those respective periods was not material.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2024 and December 31, 2023, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $58 thousand and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2024 and December 31, 2023, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 4.9% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.4 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2024:

Operating Leases
(in thousands)
2024 (3 months)	$2,864
2025	10,791
2026	8,391
2027	6,031
2028	2,467
Thereafter	1,596
Total minimum payments	32,140
Less: imputed interest	(2,906)
Less: unrealized translation loss	(2)
Total lease liabilities	29,232
Less: short-term lease liabilities	(9,799)
Long-term lease liabilities	$19,433
Operating lease cost was $2.4 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease cost was $7.5 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Short-term lease costs for the nine months ended September 30, 2024 and 2023 were not material.
There were $0 and $0 of right-of-use assets obtained in exchange for new lease liabilities for the three months ended September 30, 2024 and 2023, respectively. There were $1.2 million and $12.2 million of right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2024 and 2023, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of September 30, 2024, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.4 million. As of December 31, 2023, the net defined benefit obligation was $1.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $45 thousand and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and were recorded to research and development expenses in the consolidated statements of operations. Net periodic benefit costs were $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2024, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2024 (3 months)	$3,004	$7,708	$10,712
2025	13,419	32,131	45,550
2026	—	19,482	19,482
2027	—	3,673	3,673
Total minimum payments	$16,423	$62,994	$79,417
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of September 30, 2024, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize income from any previously deferred amounts from other parties upon resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Silicon Motion Stockholder Litigation
MaxLinear and certain of its officers have been named as defendants in two lawsuits brought by stockholders of Silicon Motion.
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers, alleging two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleged that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s intention to close the merger with Silicon Motion. On August 28, 2024, the court granted the defendants a motion to dismiss, holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint"). The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. MaxLinear intends to continue to vigorously defend its position.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On July 12, 2024, the defendants filed a motion to dismiss this complaint, which is pending. MaxLinear intends to continue to vigorously defend its position.
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
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. On September 19, 2024, the court granted the motion to dismiss with respect to certain claims for declaratory judgment claim and denied the motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously defend its position.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On July 30, 2024, this case was stayed until September 17, 2024. There was a motion to stay this case pending resolution of Inter Partes Review (“IPR”). MaxLinear intends to continue to vigorously defend its position.
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
On July 30, 2024, these cases were stayed until September 17, 2024. There was a motion to stay pending resolution of IPR. MaxLinear intends to continue to vigorously defend its position.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
16. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100 million of the Company’s common stock over a period which ended February 16, 2024. The amount and timing of repurchases were subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases were funded from available working capital and were effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program did not obligate the Company to make any repurchases and was able to be modified, suspended, or terminated by the Company at any time without prior notice.
The share repurchase program was suspended from July 2022 until its expiration due to the Company’s previously pending (now terminated) merger with Silicon Motion (Note 3). As a result, during the nine months ended September 30, 2024, the Company did not repurchase any shares of its common stock under the repurchase program.
At September 30, 2024, the aggregate value of common stock repurchased under the program was approximately $55.0 million and no shares remained available for repurchase under the program, as the plan expired on February 16, 2024.

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
In the nine months ended September 30, 2024, net revenue was $268.4 million, which was derived in part from sales of RF receivers and RF receiver SOC and connectivity solutions and intellectual property into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We have experienced slower than expected recovery in sales and our ability to achieve revenue growth in the future will depend, among other factors, on our ability to improve revenue in key markets such as the broadband market which has experienced slower than expected recovery; our ability to further penetrate existing markets; our ability to expand our target addressable markets by developing new and innovative products such as researching, developing and designing capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, and addressing challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals; changes in government trade policies; changes in export control regulations; our ability to carry on licensed activities with entities on the Entity List, which have been paused, delayed or halted by the U.S. Department of Commerce Bureau of Industry and Security, or BIS at certain times; and our ability to obtain design wins with device manufacturers, in particular manufacturers of data modems, and gateways for the broadband service provider, storage networking market, cable infrastructure market, industrial and automotive markets, and optical module and telecommunications infrastructure markets.
Products shipped to Asia accounted for 72% and 74% of net revenue during the nine months ended September 30, 2024 and 2023, respectively, including 37% from products shipped to Hong Kong during the nine months ended September 30, 2024 and 34% from products shipped to Hong Kong and 12% from products shipped to mainland China during nine months ended September 30, 2023. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2024 and 2023 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products, as well as consideration under intellectual property sale agreements. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2024, one customer accounted for 25% of our net revenue, and our ten largest customers collectively accounted for 71% of our net revenue, of which distributor customers accounted for 8% of our net revenue. In the nine months ended September 30, 2024, one customer accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue, of which distributor customers accounted for 15% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
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
Workforce Reductions
We initiated a reduction in our workforce in July 2024, or the 2024 Workforce Reduction, following slower than expected recovery in our sales as a result of macroeconomic conditions and the demand environment. Previously, during the year ended December 31, 2023, we entered into two plans of restructuring to reduce our workforce, or the 2023 Workforce Reductions, which together with the 2024 Workforce Reduction, are referred to collectively as the Workforce Reductions. The Workforce Reductions are intended to align our operational needs with the changes in macroeconomic conditions and the demand environment while continuing to support the long-term business strategy by reducing our operating expenses.
In the three months ended September 30, 2024, the Company incurred $26.8 million in restructuring costs pertaining to the 2024 Workforce Reduction, which included $17.0 million charges under contracts associated with cancelled projects and related impairment of assets, $9.1 million in severance costs and related expenses, and $0.7 million from exiting facilities.
During the nine months ended September 30, 2024, we completed notification to the remaining affected employees of the 2023 Workforce Reductions, and incurred $23.5 million in restructuring costs, including $19.8 million in severance costs and related expenses, or a cumulative total of $43.3 million in restructuring costs under the 2023 Workforce Reductions. Substantially all of the severance and related costs incurred in the nine months ended September 30, 2024 that related to the 2023 Workforce Reductions pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed.
We expect to incur additional restructuring costs associated with the 2023 Workforce Reductions and 2024 Workforce Reduction of approximately $3.0 million to $5.0 million, which is expected to pertain to severance due to statutory requirements in the jurisdictions in which the terminated employees were employed, as well as exiting facilities. We expect to complete notifications to employees regarding the 2024 Workforce Reduction and finalize our plans to exit facilities by the end of 2024.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the Securities and Exchange Commission, or SEC, on January 31, 2024, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.

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

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) consists of income (expense) generated from non-operating transactions, including a ticking fee paid to lenders following the termination of the Silicon Motion merger, net gains (losses) from sales or impairment of investments and/or income or losses from investments, if any, including unrealized holding gains (losses) from certain investments required to be marked to market value, if any, and a gain from partial curtailment of employee defined benefit obligations.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of net revenue	46	45	47	44
Gross profit	54	55	53	56
Operating expenses:
Research and development	65	49	65	36
Selling, general and administrative	37	19	37	17
Impairment losses	2	—	—	—
Restructuring charges	33	—	19	2
Total operating expenses	137	68	121	55
Income (loss) from operations	(82)	(13)	(68)	1
Interest income	2	1	2	1
Interest expense	(3)	(2)	(3)	(1)
Other income (expense), net	(18)	(17)	(5)	—
Total other income (expense), net	(19)	(17)	(6)	(4)
Loss before income taxes	(102)	(31)	(74)	(4)
Income tax provision (benefit)	(8)	(1)	(4)	2
Net loss	(93)%	(29)%	(70)%	(6)%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$32,275	$34,416	$(2,141)	(6)%	$87,157	$169,646	$(82,489)	(49)%
% of net revenue	40%	25%			32%	30%
Connectivity	12,726	15,025	(2,299)	(15)%	35,700	119,232	(83,532)	(70)%
% of net revenue	16%	11%			13%	21%
Infrastructure	23,046	49,985	(26,939)	(54)%	87,436	145,549	(58,113)	(40)%
% of net revenue	28%	37%			33%	26%
Industrial and multi-market	13,055	36,104	(23,049)	(64)%	58,068	133,483	(75,415)	(56)%
% of net revenue	16%	27%			22%	23%
Total net revenue	$81,102	$135,530	$(54,428)	(40%)	$268,361	$567,910	$(299,549)	(53)%

Net revenue decreased $54.4 million to $81.1 million for the three months ended September 30, 2024, as compared to $135.5 million for the three months ended September 30, 2023, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. The decrease in broadband net revenue of $2.1 million was driven by decreases in the volume of broadband SOC, satellite ODU, and tuner shipments in this category, partially offset by increases from reversals of unclaimed rebates due to expiration of rebate pricing and improvements in shipments of cable data shipments. The decrease in connectivity net revenue of $2.3 million was driven by decreased volume of shipments of certain products associated with residential broadband market decline, while ethernet product shipments improved. The decrease in net infrastructure revenues of $26.9 million was driven by a decrease in the volume of wireless backhaul and high performance analog product shipments. The decrease in industrial and multi-market net revenue of $23.0 million was driven by decreased volume of shipments of component and high-performance analog products, while high speed interconnect product shipments improved. Price changes did not have a material impact to revenues period over period.
Net revenue decreased $299.5 million to $268.4 million for the nine months ended September 30, 2024, as compared to $567.9 million for the nine months ended September 30, 2023, primarily as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. The decrease in broadband net revenue of $82.5 million was driven by decreases in the volume of broadband SOC shipments in this category, partially offset by revenue from certain intellectual property sale agreements and increases from reversals of unclaimed rebates due to expiration of rebate pricing. The decrease in connectivity net revenue of $83.5 million was driven by decreased volume of shipments of certain products associated with residential broadband market decline, partially offset by revenue from certain intellectual property sale agreements. The decrease in net infrastructure revenues of $58.1 million was driven by decreases in the volume of wireless backhaul products, and to a lesser extent, high performance analog shipments, partially offset by improvement in shipments of from high speed interconnect products, and revenues from certain intellectual property sale agreements. The decrease in industrial and multi-market net revenue of $75.4 million was driven by decreased volume of shipments of component and high-performance analog products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$37,022	$61,586	$(24,564)	(40)%	$124,827	$250,786	$(125,959)	(50)%
% of net revenue	46%	45%			47%	44%
Gross profit	44,080	73,944	(29,864)	(40)%	143,534	317,124	(173,590)	(55)%
% of net revenue	54%	55%			53%	56%
Cost of net revenue decreased $24.6 million to $37.0 million for the three months ended September 30, 2024, as compared to $61.6 million for the three months ended September 30, 2023. The decrease was driven by a decreased volume of shipments as a result of macroeconomic conditions impacting customer demand for our products as described above under “Net Revenue.” Gross profit percentage declined for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to reduced absorption of intangible amortization and fixed costs.
Cost of net revenue decreased $126.0 million to $124.8 million for the nine months ended September 30, 2024, as compared to $250.8 million for the nine months ended September 30, 2023. The decrease was driven by a decreased volume of shipments as a result of macroeconomic conditions impacting customer demand for our products as described above under “Net Revenue.” Gross profit percentage declined for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to reduced absorption of intangible amortization and fixed costs.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$52,604	$66,306	$(13,702)	(21)%	$173,911	$204,254	$(30,343)	(15)%
% of net revenue	65%	49%			65%	36%
Research and development expense decreased $13.7 million to $52.6 million for the three months ended September 30, 2024, as compared to $66.3 million for the three months ended September 30, 2023. The decrease was driven by decreases in payroll and benefits expense of $5.6 million, bonuses of $3.1 million, stock based compensation of $2.0 million, CAD design tools expense of $1.7 million, consulting expense of $0.9 million and prototype expense of $0.7 million. These decreases were partially offset by the impact of a decrease to income from joint R&D projects and government grants of $0.7 million offset against R&D expense. The decrease in payroll and benefits, bonuses, and stock-based compensation are attributable to the 2023 Workforce Reductions. The decrease in CAD design tool, consulting and prototype expenses are due to timing of project completion. The decrease in research and development funded by others is due to timing of governmental R&D grants and termination of certain programs during the third quarter of 2024 as a result of the 2024 Workforce Reduction. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants.
Research and development expense decreased $30.3 million to $173.9 million for the nine months ended September 30, 2024, as compared to $204.3 million for the nine months ended September 30, 2023. The decrease was driven by decreases in payroll and benefits expense of $15.8 million, CAD design tools expense of $5.9 million, stock based compensation of $5.2 million, bonuses of $3.3 million, consulting expense of $3.0 million, prototype expense of $2.3 million, depreciation expense of $1.7 million and occupancy expenses of $0.6 million. These decreases were partially offset by a decrease in income from joint R&D and governmental grants of $8.1 million offset against R&D expense. The decrease in payroll and benefits expense, stock-based compensation, and bonuses are attributable to the 2023 Workforce Reductions and cost reduction measures. The decrease in CAD design tool, consulting and prototype expenses are due to timing of project completion. The decrease in depreciation expense is from acquired assets becoming fully amortized as they reached the end of their useful lives. The decrease in income from joint R&D projects and governmental grants is due to timing of governmental R&D grants and termination of certain programs during the first and third quarters of 2024 as a result of the 2023 Workforce Reductions and 2024 Workforce Reduction. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants.
We are reducing our research and development spending, including via our Workforce Reductions, to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$30,154	$25,402	$4,752	19%	$100,242	$97,772	$2,470	3%
% of net revenue	37%	19%			37%	17%
Selling, general and administrative expense increased $4.8 million to $30.2 million for the three months ended September 30, 2024, as compared to $25.4 million for the three months ended September 30, 2023. The increase was a result of increase in stock based compensation of $9.8 million, partially offset by decreases in payroll and other benefits expense of $1.8 million, professional fees of $1.8 million, and bonuses of $1.4 million. The increase in stock-based compensation expense is a result of incremental grants made to executives for retention purposes in the first quarter of 2024. The decrease in professional fees is mainly due to a decrease in merger and acquisition related fees following the termination of our merger with Silicon Motion. The decreases in payroll and other benefits and bonuses are attributable to the 2023 Workforce Reductions and other cost reduction measures.

Selling, general and administrative expense increased $2.5 million to $100.2 million for the nine months ended September 30, 2024, as compared to $97.8 million for the nine months ended September 30, 2023. The increase was a result of increase in stock based compensation of $13.8 million, partially offset by decreases in professional fees of $4.1 million, payroll and other benefits expense of $3.9 million, bonuses of $1.6 million, commissions of $1.0 million, and depreciation and amortization of $1.0 million. The increase in stock-based compensation expense is a result of incremental grants made to executives for retention purposes in the first quarter of 2024. The decrease in professional fees is mainly due to a decrease in merger and acquisition related fees following the termination of our merger with Silicon Motion. The decreases in payroll and other benefits and bonuses are attributable to the 2023 Workforce Reductions and other cost reduction measures. The decrease in commissions expense is due to decreased revenues. The decrease in depreciation and amortization is from assets becoming fully amortized as they reached the end of their useful lives.
We are reducing our selling, general and administrative expenses, including via our Workforce Reductions; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.
Impairment Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$1,237	$—	$1,237	N/A	$1,237	$2,438	$(1,201)	(49)%
% of net revenue	2%	—%			—%	—%
Impairment losses in the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$26,828	$54	$26,774	49,581%	$50,323	$9,138	$41,185	451%
% of net revenue	33%	—%			19%	2%
Restructuring charges increased $26.8 million to $26.8 million for the three months ended September 30, 2024, compared to $0.1 million for the three months ended September 30, 2023. Restructuring charges for the three months ended September 30, 2024 included $17.0 million charges under contracts associated with cancelled projects and related impairment of assets, $9.1 million in severance and related charges related to the 2024 Workforce Reduction, and $0.7 million in charges related to the reduction of space leased for office facilities. A significant portion of the employee severance-related changes from the 2024 Workforce Reduction are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed.

Restructuring charges increased $41.2 million to $50.3 million for the nine months ended September 30, 2024, compared to $9.1 million for the nine months ended September 30, 2023. Restructuring charges for the nine months ended September 30, 2024 included $28.9 million in employee severance and related charges, $19.8 million of which related to the 2023 Workforce Reductions and $9.1 million which related to the 2024 Workforce Reduction, $17.8 million in charges under contracts associated with cancelled projects and related impairment of assets, and $3.6 million in charges related to reduction of space leased for office facilities. Substantially all of the employee severance-related charges from the 2023 Workforce Reductions and a significant portion of the employee severance-related charges from the 2024 Workforce Reduction are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed.

    Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(15,755)	$(23,700)	$7,945	(34)%	$(15,716)	$(24,701)	$8,985	(36)%
% of net revenue	(19)%	(17)%			(6)%	(4)%
Interest and other income (expense), net changed by $7.9 million from expense of $23.7 million in the three months ended September 30, 2023 to expense of $15.8 million for the three months ended September 30, 2024. Interest and other income (expense), net for the three months ended September 30, 2023 included a loan ticking fee of approximately $18.3 million paid to lenders following the termination of the Silicon Motion merger and investment losses of $5.3 million, partially offset by a $1.0 million gain related to partial curtailment of defined benefit pension obligations which did not recur in the three months ended September 30, 2024. The positive impacts pertaining to these items were partially offset by negative impacts from the impairment of privately held investments and notes receivable of $12.3 million and currency exchange losses of $2.3 million.
Interest and other income (expense), net changed by $9.0 million from expense of $24.7 million in the nine months ended September 30, 2023 to expense of $15.7 million for the nine months ended September 30, 2024. Interest and other income (expense), net for the three months ended September 30, 2023 included a loan ticking fee of approximately $18.3 million paid to lenders following the termination of the Silicon Motion merger and investment losses of $3.3 million, partially offset by $1.0 million gain related to partial curtailment of defined benefit pension obligations which did not recur in the three months ended September 30, 2024. Interest income increased by $1.1 million due to higher interest rates on interest-bearing cash equivalents. The positive impacts pertaining to these items were partially offset by negative impacts from the impairment of privately held investments and notes receivable of $12.3 million, and currency exchange losses of $0.8 million.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(6,713)	$(1,689)	$(5,024)	297%	$(10,535)	$13,468	$(24,003)	(178)%
The income tax benefit for the three months ended September 30, 2024 was $6.7 million compared to an income tax benefit of $1.7 million for the three months ended September 30, 2023.
The income tax benefit for the nine months ended September 30, 2024 was $10.5 million compared to an income tax provision of $13.5 million for the nine months ended September 30, 2023.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.

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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded income taxes in the nine months ended September 30, 2024 and 2023 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $148.5 million, restricted cash of $1.0 million and net accounts receivable of $47.9 million. Additionally, as of September 30, 2024, our working capital, which we define as current assets less current liabilities, was $159.7 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of September 30, 2024, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of September 30, 2024. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.

Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of September 30, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interest of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service their interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors' business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
Our future capital requirements will depend on many factors, including changes in revenue, the expansion or contraction of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement and any other potential material investments in, or acquisitions of, complementary businesses, services or technologies. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of assets, and gain on extinguishment of lease liabilities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units are included in financing activities in our consolidated statements of cash flows.
As of September 30, 2024, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	32,140	2,864	19,182	8,498	1,596
Purchase obligations	16,423	3,004	13,419	—	—
Other obligations	62,994	7,708	51,613	3,673	—
Total	$236,557	$13,576	$84,214	$137,171	$1,596
Our planned capital expenditures as of September 30, 2024 were not material. Our consolidated balance sheet at September 30, 2024 included $4.4 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Working capital	$159,663	$265,896
Cash and cash equivalents	$148,476	$187,288
Short-term restricted cash	993	1,051
Long-term restricted cash	23	17
Total cash, cash equivalents, and restricted cash	$149,492	$188,356

We believe that our $148.5 million of cash and cash equivalents at September 30, 2024 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of September 30, 2024, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of September 30, 2024. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(17,457)	$59,945
Net cash used in investing activities	(20,448)	(30,762)
Net cash used in financing activities	(135)	(27,527)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(824)	(1,861)
Decrease in cash, cash equivalents and restricted cash	$(38,864)	$(205)
Cash Flows from Operating Activities
Net cash used in operating activities was $17.5 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $59.9 million nine months ended September 30, 2023. The decline in operating cash flows was driven by a decline in revenue from decreased volume of shipments of our products as a result of macroeconomic conditions impacting customer demand for our products (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which increased $88.7 million, in particular, in the first nine months of 2024, we collected accounts receivable of $177.6 million, which was partially offset by payments against our price protection liability of $54.0 million and severance and other payments from the Workforce Reductions of $31.5 million.
Cash Flows from Investing Activities
Our use of cash in investing activities declined by $10.3 million driven by a reduction our acquisition investments, offset by increased capital purchases. In the nine months ended September 30, 2023, we used $12.4 million in acquiring a small business. We did not make any acquisition-related payments in the 2024 period. Our capital purchases of property and equipment and intangible assets increased $2.1 million for the nine months ended September 30, 2024 due to the timing of purchases of production masks and other property and equipment.
Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2024 and consisted of purchases of property and equipment of $15.5 million, and purchases of intangible assets of $5.0 million.
Net cash used in investing activities was $30.8 million for the nine months ended September 30, 2023 and consisted of cash used in acquisitions of Company X and Y of $12.4 million (including $2.7 million contingent consideration paid to shareholders of Company X), purchases of property and equipment of $12.2 million, and purchases of intangible assets of $6.2 million.
Cash Flows from Financing Activities
Our use of cash in financing activities for the 2023 period included payment of debt commitment, or ticking fees, of $18.3 million in connection with the termination of the merger with Silicon Motion. Both the 2024 and 2023 periods included minimum tax withholding paid on behalf of employees for restricted stock, partially offset by net proceeds from issuance of common stock for stock-related awards to employee. The employee stock-related amounts declined due to a smaller amount of restricted stock units released for bonuses and a decline in value of other stock-related awards released during the periods.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the nine months ended September 30, 2024 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.1 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the nine months ended September 30, 2024, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint included two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleged that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s intention to close the merger with Silicon Motion. On August 28, 2024, the court granted the defendants a motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint (the "Amended Complaint"). The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. MaxLinear intends to continue to vigorously defend its position.

On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On July 12, 2024, the defendants filed a motion to dismiss this complaint, which is pending. MaxLinear intends to continue to vigorously defend its position.

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

On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. On September 19, 2024, the court granted the motion to dismiss with respect to certain claims for declaratory judgment claim and denied the motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously defend its position.
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
On July 30, 2024, this case was stayed until September 17, 2024. There was a motion to stay this case pending resolution of Inter Partes Review (“IPR”). MaxLinear intends to continue to vigorously defend its position.
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
On July 30, 2024, these cases were stayed until September 17, 2024. There was a motion to stay pending resolution of IPR. MaxLinear intends to continue to vigorously defend its position.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•A significant variance in our operating results or rates of growth, if any, could continue to lead to substantial volatility in our stock price. Our revenue has declined, and we may not sustain our current level of revenue, which has declined, and/or manage future growth effectively. The impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products and negatively impact our revenue.
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
•We are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows, as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
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

Risks Relating to Intellectual Property
•We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement, including indemnification claims based on intellectual property allegations. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
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
•high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products as well as the business of our distributors;

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
•our level of indebtedness, combined with high interest rates, could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, including limiting our future investments or ability to enter into acquisitions and strategic partnerships, and obtain financing for such transactions; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience volatility in our sales and revenues in the future. Inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of current high rates of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which delays and lengthens sales cycles and negatively affects the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during inflationary economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
A significant variance in our operating results or rates of growth, if any, could continue to lead to substantial volatility in our stock price. Our revenue has declined, and we may not sustain our current level of revenue, which has declined, and/or manage future growth effectively. The impact of excess inventory in the channel has continued to influence our customers’ expected demand for certain of our products and negatively impact our revenue.
Our net revenue decreased from $567.9 million in the nine months ended September 30, 2023, to $268.4 million in the nine months ended September 30, 2024, and the decline in net revenue could continue in future periods. Among other factors, the decrease is as a result of macroeconomic conditions impacting customer demand; for example, the broadband market which has experienced slower than expected recovery. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience further decline in revenue in the future due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products and negatively affected our revenue.
In addition, in July 2024, we initiated the 2024 Workforce Reduction and in the first half of 2024, we completed notifications to remaining affected employees regarding the 2023 Workforce Reductions. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reductions of our workforce if our revenue continues to decline. If we are unable to realize the expected operational efficiencies and cost savings from reductions of our workforce, our operating results and financial condition would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 72% of our net revenue in the nine months ended September 30, 2024. In addition, as of September 30, 2024, approximately 77% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Russia, Ukraine, Iran, Israel, Lebanon, and other countries or due to a change in administration from the upcoming U.S. presidential election;
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue is also generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the nine months ended September 30, 2024, one customer accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 64% of our net revenue, of which distributor customers accounted for 15% of our net revenue. In the nine months ended September 30, 2024, we have continued to experience a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors, including slower than expected recovery in sales, and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has been and could be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of any change in administration from the upcoming U.S. presidential election. Products shipped to mainland China accounted for less than 10% of our net revenue during the nine months ended September 30, 2024, compared to 12% during the nine months ended September 30, 2023. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factors “We are also subject to risks associated with international geopolitical and military conflict” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorization are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations”, and by tariffs and other trade barriers that have or may be implemented by governmental authorities.
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
For the nine months ended September 30, 2024 and 2023, revenue directly attributable to broadband applications accounted for approximately 32% and 30% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $82.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, and negative impact to our revenues is expected to continue in the fourth quarter of 2024 and possibly beyond due to slower than expected recovery in this market. Delays in the development of, or unexpected developments in, the broadband markets, including international macroeconomic headwinds, has had and is expected to continue to have an adverse effect on order activity by OEMs in these markets for the fourth quarter of 2024 and possibly thereafter and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.

We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For nine months ended September 30, 2024, and 2023, our research and development expense was $173.9 million and $204.3 million, respectively. While we have decreased our research and development spending to meet evolving demand, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue declined from $567.9 million for the nine months ended September 30, 2023, to $268.4 million for the nine months ended September 30, 2024 and revenue could continue to decline. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC and recent legislation enacted in California, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. For example, as a fabless semiconductor company, we outsource our manufacturing to countries outside of the United States, and our manufacturers’ suppliers reside in areas that are more susceptible to extreme weather impacts. If our suppliers have difficulty obtaining raw materials and natural resources due to extreme weather impacts, this could increase the cost associated with extraction of raw materials or limit the supply available for our key suppliers to manufacture our products, driving the cost up for us and/or threaten our upstream supply chain. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, on March 6, 2024, the SEC adopted rules mandating climate-related disclosures that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC for fiscal year 2025 and beyond, which were stayed on April 4, 2024. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend or add significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. In July 2024, we initiated the 2024 Workforce Reduction, and previously, in March and October 2023, we initiated the 2023 Workforce Reductions, to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reductions in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reduction of our workforce could be costly and time-consuming.
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
As of September 30, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of September 30, 2024, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of September 30, 2024. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.

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
Our material indebtedness adversely affects our operating expenses through increased interest payment obligations and adversely affects our ability to use cash generated from operations as we repay interest at a variable rate, and principal under the term loans. In addition, the Revolving Facility provisions under the June 23, 2021 Credit Agreement include financial covenants such as an initial maximum secured net leverage ratio of 3.50 to 1.00, which temporarily increases to 3.75 to 1.00 following the consummation of certain material permitted acquisitions, and operational covenants that may adversely affect our ability to engage in certain activities, including obtaining additional financing, granting liens, undergoing certain fundamental changes, or making investments or certain restricted payments, and selling assets, and similar transactions, without obtaining the consent of the lenders, which may or may not be forthcoming. The Initial Term Loan under the June 23, 2021 Credit Agreement is only subject to operational covenants. Lastly, our borrowing costs can be affected by periodic credit ratings from independent rating agencies. Such ratings are largely based on our performance, which may be measured by credit metrics such as leverage and interest coverage ratios. Accordingly, outstanding indebtedness could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.
Specifically, our indebtedness and high interest rates have important consequences to investors in our common stock, including the following:
•high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products as well as the business of our distributors;
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
•our level of indebtedness, combined with high interest rates, could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, including limiting our future investments or ability to enter into acquisitions and strategic partnerships, and obtain financing for such transactions; and
•our high degree of indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
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
Risks Relating to Intellectual Property
We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement, including indemnification claims based on intellectual property allegations. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
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
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to Advanced Semiconductor Engineering, or ASE, TSMC, and United Microelectronics Corporation, or UMC. Certain products are supplied to us by Intel on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which will expire in July 2025. Intel can also terminate its supply agreement with us under certain circumstances. If Intel does not continue to supply us with such products, we would need to seek alternative sources of supply for those products in a short timeframe, which would cause us to incur additional costs, could delay the sale of such products, and could increase our supply costs with a new vendor, which in turn, could negatively impact our revenue and our gross margins. Alternatively, if Intel does continue to supply us with such products, the costs of such products would likely increase and reduce our margins on such products, and their minimum purchase requirements may exceed our current customer demand.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by ASE, TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which will expire in July 2025 and may be terminated by Intel under certain circumstances.
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
•potential increases in costs of our products;
•costs to switch to alternate sources of supply for certain products and/or delays in sales of such products, if a supplier does not continue to supply certain products; and
•our use of foundry partners who are currently subject to BIS restrictions, such as SMIC, to manufacture certain of our products may be impaired if one or more of the following were to occur: (1) we are unable to obtain U.S. export licenses authorizing its interactions and technology exchanges with these foundry partners or if there are delays in obtaining such licenses, or (2) if BIS increases export control restrictions to Chinese foundries without the ability for us to obtain a U.S. export license, or (3) U.S. providers of semiconductor manufacturer equipment are unable to export such equipment or related spare or replacement parts used in the manufacture of our products, or obtain a license to export such equipment and parts, to current or future Chinese foundry partners.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 42%, and 47% of our net revenue in the nine months ended September 30, 2024, and 2023, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the nine months ended September 30, 2024, the trading price of our common stock ranged from a low of $11.08 to a high of $26.59. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2024, we had approximately 84.4 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2023 performance periods, and we intend to continue this practice in the foreseeable future, subject to availability of such shares under our stock plans. We issued 0.4 million shares of our common stock for the 2023 performance period in February 2024. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of September 30, 2024, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $58.0 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has increased our effective tax rate and our cash tax payable since 2022. Further, following the enactment of the Tax Act, most of our income is now subject to U.S. taxation, with a large portion taxed under the Global Intangible Low-Taxed Income, or GILTI, regime. Starting in 2026, the GILTI deduction will decrease from 50% to 37.5%, leading to a higher effective tax rate on our income. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position. In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact global minimum taxes, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change.

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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of September 30, 2024, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.
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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+	Employer Separation Agreement and Release between the Company and Michelle Sayer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	October 23, 2024	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)