Form 10-K
period 2024-12-31
MAXLINEAR, INC
filed 2025-01-29
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.5 billion (based on the closing sales price of the registrant’s common stock on that date). Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 22, 2025, the registrant had 84,633,566 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections and involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.
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

Our customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; Wi-Fi and wireline routers for home networking; broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, passive optical fiber standards, or PON, and digital subscriber line, or DSL; as well as power management and interface products used in these and many other markets. In addition, we generate revenue from certain intellectual property sale agreements.
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

•5G Wireless Infrastructure: Expensive, finite, fractured and discontiguous 5G wireless spectrum is being utilized more efficiently by aggregating or bonding multiple non-contiguous channels of spectrum with highly complex radio transceivers in a wireless base-station radio unit. These complex radio transceivers can also be configured in large antenna arrays to direct wireless signals more efficiently to specific users, also known as Massive Multiple-Input Multiple Output beamforming, or MMIMO. Beamforming vastly improves the efficiency with which spectrum is used (thereby increasing network capacity), as well as cell tower coverage (range), allowing an operator to do more with less. Densification, the process of increasing the number of wireless base-stations per unit area, also improves network capacity and coverage. In turn, the wireless and optical backhaul transport networks required to connect the higher number of base-station cells must have greater data capacity. As a result, microwave wireless backhaul and fronthaul transport links are migrating to millimeter wave operating frequencies where the availability of spectrum improves data capacity by more than tenfold. Implementing 5G access and transport functionality within base-stations requires radio transceivers that can process larger radio spectrum bandwidths; have expanded RF range; compensate for signal distortion from high-power amplifiers; support beamforming in large antenna arrays; and have the ability to transport high-speed data to and from the network, all in a low-cost, power-efficient design.

•Broadband Access: Several drivers of broadband services have grown in significance in the last few years, including hybrid work-from-home, and the number and diversity of streaming service offerings. The focal point of network performance to and within the location is a gateway. These gateways not only determine the internet speeds coming into the location, but also the speed at which content is distributed throughout the location. Broadband modems – whether coaxial, fiber, fixed wireless or DSL, are needed to process increasingly wider portions of the spectrum carried by these media. Advances in these modems, powered by advanced SoCs, are enabling operators to aggregate the bandwidth of more channels and to widen the channels themselves, thereby increasing the download and upload speeds available to the consumer.

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
Challenges Faced by Providers of Systems and RF Transceivers and High Speed Interconnects

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

The key challenges of capturing and processing high quality broadband communications signals include:

•Receiving RF/digital communications signals spanning multiple frequency bands over a wide spectrum: Many of the advanced high-data-rate applications require the simultaneous RF reception of multiple channels or frequency bands in order to first aggregate, and subsequently demodulate, the data signal, which is spread over discrete disparate frequency bands. Likewise, data transmission is achieved by disaggregating the user’s data signal and transmitting it over multiple available frequency bands spanning a wide frequency spectrum. For example, in the broadband gateway markets, it is necessary to support the simultaneous reception of multiple high-definition video streams, video conferencing, and data applications in many system designs. OEMs meet these stringent requirements via multiple narrow- or wide-band RF receivers, each of which is dedicated to the reception of a single frequency band. An alternate, but highly challenging, approach involves Full Spectrum Capture, or FSCTM, receiver SoCs, which can process the entire available RF frequency spectrum in the transmission medium. They can then select and aggregate the relevant frequency bands over which the data is spread using analog and mixed-signal digital co-processing techniques. In contrast, use of multiple discrete conventional narrowband RF receivers is impractical due to increased design complexity, overall cost, circuit board space, power consumption and heat dissipation limitations. In addition, such narrowband receiver implementations suffer from signal integrity issues, reliability, and thermal challenges owing to the proximity of sensitive multiple RF receivers and discrete components in a limited PCB footprint.

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

•Low-power design methodology: The superior energy efficiency of our products reflects our years of cumulative experience and research and development, or R&D, investment in system architecture, semiconductor device modeling, and integrated circuit design expertise. At extremely high data rates, when electrical signals transit on and off the chip, there is a severe penalty in speed and power consumption. Therefore, significant reduction in power consumption of a device requires minimization of signal transitions between multiple chips. Our ability to achieve the highest levels of integration of all analog/RF and digital signal processing functionality on the same chip minimizes power consumption by eliminating such signal transitions. Our solutions disproportionately impact our end-customer’s product power dissipation, such as in cable modems, 400Gbps optical transceiver modules, and large 5G antenna radio transceiver arrays. Low power dissipation not only simplifies costly thermal design, but also eliminates the need for bulky fans and other cooling aids. This in turn improves end customer product reliability, increases the density of product features that can be supported in a compact footprint, and reduces overall system cost.

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
Our Strategy
Our objective is to be the leading provider of communications SoCs for the connected home, wired and wireless infrastructure, and industrial and multi-market applications. We continue to leverage our core analog and digital signal co-processing competencies to expand into other communications markets with similar performance requirements. The key elements of our strategy are:

•Extend Technology Leadership in RF Transceivers and RF Transceiver + Digital Signal Processing + Embedded Processor SoCs: We believe that our success thus far is largely attributable to a combination of our RF and mixed-signal design capability together with advanced digital design expertise. We have leveraged this core competency to develop high-performance, low-cost semiconductor solutions for broadband communications applications spanning the connected home, wireless access and backhaul network infrastructure, and high-speed fiber-optic modules for data center, metro, and long-haul infrastructure markets. We will continue to invest in this capability and be an innovation leader in this market.

•Leverage and Expand our Existing Customer Base: We target customers who are leaders in their respective markets. We focus on sales to customers who are leaders in our current target markets, and to build on our relationships with these leading customers to define and enhance our product roadmap. By solving the specific problems faced by our customers, we minimize the risks associated with our customers’ adoption of our new integrated circuit products and reduce the length of time from the start of product design to customer revenue. Further, engaging with market leaders will enable us to participate in emerging technology trends and new industry standards.

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

•Expand Global Presence: Due to the global nature of our supply chain and customer locations, we continue to expand our sales, design, operations and technical support organization both in the United States and overseas. In particular, we are aligned regionally to support to our customer base.

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
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products, as well as consideration under intellectual property sale agreements. In the years ended December 31, 2024, 2023 and 2022, ten customers accounted for approximately 60%, 54% and 65% of our net revenue, respectively.
Products shipped to Asia accounted for 75%, 75% and 82% of our net revenue in the years ended December 31, 2024, 2023 and 2022, respectively. Products shipped to China accounted for 11% and 16% of our net revenue in the years ended December 31, 2023, and 2022, respectively, and less than 10% in the year ended December 31, 2024. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our modem products during the years ended December 31, 2024, 2023 and 2022 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 44%, 50%, and 46% of our net revenue in the years ended December 31, 2024, 2023 and 2022, respectively.
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
Raw Materials
As a fabless designer of integrated circuits, we do not directly procure raw materials and instead, rely on third parties to manufacture, assemble and test, or supply, our products, as described in further detail under the below heading “Manufacturing.” To a lesser extent, we also purchase certain turnkey, or finished goods product, for resale. Raw materials used by third party foundries, assembly and test contractors and turnkey product vendors include silicon wafers, as well as lead frames or substrate materials, gold or copper wires, and molding compounds used in assembly/packaging and test of our products. We work closely with our vendors in providing a supplier forecast three to twelve months in advance to ensure they have an adequate supply of raw materials to cover our forecast.
Manufacturing
We use third-party foundries and assembly and test contractors to manufacture, assemble and test our products. We also rely on certain vendors to supply turnkey products for certain products we sell. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality while maintaining a socially responsible supply chain.
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.25µ down to 3 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and United Microelectronics Corporation, or UMC, in Taiwan and Singapore. We generally do not depend on a single source for the supply of our materials. Additionally, certain of products are supplied to us under the terms of a supply agreement with Intel.
Outsourced Semiconductor Assembly and Test. Upon completion of the silicon processing at the foundry, we forward the finished silicon wafers to independent semiconductor assembly and test service subcontractors. The majority of our assembly/packaging and test requirements are supported by the following independent subcontractors: Advanced Semiconductor Engineering, or ASE, Greatek Electronics, Inc., Signetics Corporation, SIGURD Microelectronics Corp., and Silicon Precision Industries.
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
Corporate Social Responsibility and Sustainability
As we continue to expand our presence around the world, we are mindful of our responsibility to assess and mitigate climate risks, reduce our greenhouse gas emissions, and maintain a socially responsible supply chain. Our board of directors and Nominating and Corporate Governance Committee oversees our corporate social responsibility and sustainability directives, while the Audit Committee oversees enterprise risk management, which includes an assessment of enterprise risks, including climate risks.
Climate risk assessment. We have completed an initial assessment of climate risks utilizing the Task Force on Climate-related Financial Disclosure, or TCFD, Guidance on Risk Management Integration and Disclosure, and present disclosures around the risk assessment and other matters in accordance with TCFD guidance on our corporate social responsibility and sustainability page on our website.
Greenhouse gas emissions. We are committed to contributing to the reduction of greenhouse gas emissions, and we are currently taking measures to reduce our greenhouse gas emissions and environmental impact such as purchasing 100% renewable energy for our facilities in California and elsewhere where available, using key suppliers that focus on sustainability as described below, enhancing our offices with energy saving improvements, and transitioning away from one-time use plastics used in the office to sustainable reusable products. For the latest information regarding measures we have taken to further reduce our emissions, refer to our corporate social responsibility and sustainability page on our website, where you can also find our annual emissions reporting.
In our development efforts, our engineers are consistently focused on improving the power efficiency and thermal performance of our chips, minimizing water consumption and waste, promoting recycling of reusable materials, and providing customer satisfaction through compliance with global environmental regulations as they relate to our products and operations. For more information regarding the power efficiency and thermal performance of our products, refer to our corporate social responsibility and sustainability page on our website.
Socially responsible supply chain. As a fabless semiconductor design company, we do not manufacture our products and, with respect to the activities we conduct directly, we believe we leave a limited environmental footprint. With respect to our indirect environmental impact, we consider and monitor the practices of our current and prospective foundry partners and suppliers in assessing environmental risks in our supply chain and in selecting key vendors. We are committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or 3TG) from the Democratic Republic of Congo and certain adjoining countries. The results of our conflict minerals surveys are reported annually on a conflict minerals report. Our efforts also include maintaining an anti-slavery policy, and a business partner labor standards policy which bars the use of forced or child labor and slavery and a conflict minerals policy governing the use and distribution of 3TG minerals, as well as conducting due diligence before allowing a potential supplier to become a preferred supplier. Further, we remove any suppliers that continue to fail to meet our business partner labor standards and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also participate in recycling of integrated circuits and boards. Additionally, our products are compliant with the Restriction of Hazardous Substances, or RoHS, and Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, standards in the European Union, or EU.
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our R&D efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2024, we had approximately 941 employees in our R&D group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Singapore; Shanghai, and Shenzhen in China; Taipei and Hsinchu in Taiwan; Bangalore and Chennai in India; Canada, Germany, Israel, and Spain.
Competition
We compete with both established and development-stage semiconductor companies that design, manufacture and market analog and mixed-signal broadband RF receivers, high speed interconnects, high-performance interface, data and video compression and encryption, and power management products. Our competitors include companies with much longer operating histories, greater name recognition, and substantially greater financial, technical and operational resources, as well as smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. In addition, our industry experiences substantial consolidation. We consider our primary competitors to be companies with a proven track record of supporting market leaders and the technical capability to develop and bring to market competing broadband RF receiver and RF receiver SoC, modem, and high speed interconnect products. Our primary merchant semiconductor competitors include Broadcom, Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Skyworks Solutions, Inc., Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, Microchip Technology Inc. and Semtech Corporation. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our high speed interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
We own numerous trademarks related to our current products that have been registered in the United States and 4 pending U.S. trademark applications. We own foreign counterparts of certain of these registered trademarks in Brazil, Canada, Chile, China, the EU, Germany, Hong Kong, India, Israel, Japan, South Korea, Singapore, Taiwan and United Kingdom. We also claim common law rights in certain other trademarks that are not registered. Trademark rights may continue for a limited duration or in perpetuity, provided certain requirements are met.
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

Governmental Regulation
Our business and operations around the world are subject to government regulation at the international, national, state, provincial, and local level. These regulations impact various aspects of our business and include regulations regarding environmental, health, and safety matters, such as laws and regulations adopted by the U.S. Occupational Safety and Health Administration or similar authorities in other jurisdictions. We believe that our properties and operations comply in all material respects with applicable laws protecting the environment and worker health and safety. We do not manufacture our own products but do maintain laboratory space at certain of our facilities to facilitate the development, evaluation, and testing of our products. These laboratories may maintain quantities of hazardous materials. While we believe we are in material compliance with applicable law concerning the safeguarding of these materials and with respect to other matters relating to health, safety, and the environment, the risk of liability relating to hazardous conditions or materials cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance at our facilities nor have we experienced any material issues relating to employee health and safety. We cannot provide assurances, however, that issues will not arise in the future or that applicable law will not require us to incur significant compliance expenditures.

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
As of December 31, 2024, we had 1,294 full-time employees, including 941 in R&D, 213 in sales and marketing, 30 in operations and semiconductor technology and 110 in administration. We have employees across 17 countries: 52% are in Asia, 26% in the Americas, 12% in Europe and 10% in the Middle East. Our workforce is represented by the following race/ethnicities: 67% Asian, 24% White or Middle Eastern, 9% Latinx or Hispanic origin, with 53% Asian and 47% White or Middle Eastern in senior management. Females represented 29% of our outside directors, 7% of senior management, 14% of our technical roles, and 19% of our total workforce. Of our total employee workforce, 3% is represented by Work Councils in Austria and Germany. The Work Council groups, common to these countries, are comprised of employees elected by the general employee base. We consider our global employee relations to be good.
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
Our executive compensation structure aligns executive incentives with the long-term growth objectives of MaxLinear, including long-term share price appreciation. In that regard, our executive compensation programs have tended to place a relatively heavier weighting on equity compensation than our peers and include a performance-based metric to executives’ equity incentives in addition to other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in either an amendment to this Form 10-K or our upcoming 2025 Proxy Statement.
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
•A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators has adversely affected, and could continue to adversely affect our future revenues and operating results.
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
Risks Relating to Intellectual Property
•We have settled in the past intellectual property litigation and may in the future face additional claims of intellectual property infringement including indemnification claims based on intellectual property allegations. Any current or future litigation could be time-consuming, costly to prosecute, defend or settle and result in damages and/or the loss of significant rights.
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
•we could be subject to substantial variable interest rate risk because our interest rate under term loans typically varies based on a fixed margin over an indexed rate (such as for the Initial Term Loan under the June 23, 2021 Credit Agreement) or an adjusted base rate. If interest rates were to increase substantially, and we incur additional indebtedness, it would adversely affect our operating results and could affect our ability to service the indebtedness;
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
As our products are integrated into a variety of communications and industrial platforms, our competitors range from large, international merchant semiconductor companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets, to internal or vertically integrated engineering groups within certain of our customers. Our primary merchant semiconductor competitors include Broadcom Inc., Qualcomm Incorporated, Realtek Semiconductor Corp., Skyworks Solutions, Inc., Credo Semiconductor Inc., MediaTek, Inc., Marvell Technology Group Ltd., MACOM Technology Solutions Holdings, Inc., Texas Instruments Incorporated, Analog Devices, Inc., Renesas Electronics Corporation, Microchip Technology Inc. and Semtech Corporation. It is quite likely that competition in the markets in which we participate will increase in the future as existing competitors improve or expand their product offerings. In addition, other companies are in the process of developing competing products for our current and target markets. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers or platform partners that develop their own integrated circuit products. If we cannot offer an attractive solution for applications where our competitors offer more fully integrated products, we may lose significant market share to our competitors. Some of our targeted customers for our high speed interconnect solutions are module makers who are vertically integrated, where we compete with internally supplied components, and we compete with much larger analog and mixed-signal catalog competitors in the multi-market high-performance analog markets.
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
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience volatility in our sales and revenues in the future. Inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which delays and lengthens sales cycles and negatively affects the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during inflationary economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The current macroeconomic factors affecting customer demand has been aggravated by certain factors such as high interest rates and excess channel inventory, and has resulted in, and any future downturns may result in, diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
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
Our net revenue decreased from $693.3 million in the year ended December 31, 2023 to $360.5 million in the year ended December 31, 2024 and the decline in net revenue could continue in future periods. Among other factors, the decrease is as a result of macroeconomic conditions impacting customer demand; for example, the broadband market which has experienced slower than expected recovery. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience further decline in revenue in the future due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products and negatively affected our revenue.
In addition, in July 2024, we initiated the 2024 Workforce Reduction, which we completed in 2024. Also, in the first half of 2024, we completed notifications to remaining affected employees regarding the 2023 Workforce Reductions. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reductions of our workforce if our revenue continues to decline. If we are unable to realize the expected operational efficiencies and cost savings from reductions of our workforce, our operating results and financial condition would be adversely affected.
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
We sell our products throughout the world. Products shipped to Asia accounted for 75% of our net revenue in the year ended December 31, 2024. In addition, as of December 31, 2024, approximately 76% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Russia, Ukraine, Iran, Israel, Lebanon, and other countries;
•transportation delays;
•civil disturbances or political instability;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and continued escalation of Israel's conflicts with Iran and Lebanon;
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

Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the military conflict in Israel, including the escalation in its conflicts with Iran and Lebanon, the Russia-Ukraine conflict, and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business, and there may be further changes in U.S. trade policy because of the new U.S. presidential administration. Additionally, policies made by other countries, such as China and Russia or their allies, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. In October 2022, BIS announced additional restrictions on products and/or technology destined for use in the People’s Republic of China, including additional export controls and/or requirements on (1) certain advanced computing integrated circuits, computer commodities that contain such integrated circuits and certain semiconductor manufacturing items; (2) products and/or technologies that may be destined for facilities capable of producing certain advanced node integrated circuits; and (3) transactions involving items for supercomputer and semiconductor manufacturing end uses. In October 2023, BIS announced additional restrictions on the export of certain advanced semiconductors and semiconductor manufacturing technology to China, primarily focused on integrated circuits with military, data center, or artificial intelligence applications. Pursuant to those October 2023 export control amendments, various categories of integrated circuits are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. We have confirmed that some of our products are subject to these new controls. BIS also announced restrictions on exports to (1) companies headquartered in China or whose ultimate parent company is headquartered in China or Macau, and (2) end users in certain countries of concern, in order to prevent diversion of controlled products or technology to China. In 2024, BIS announced new control criteria for integrated circuits and will be instituting additional restrictions on provision of those controlled items starting in April 2025. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
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
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In addition, there may be further changes in U.S. trade policy given the new U.S. presidential administration. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact us and related entities. We have experienced and are continuing to experience weakening demand in China, and such future developments related to U.S.-China relations may also have further impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC. Such developments could include restriction on the export of products from Taiwan to China and/or restriction on the import of Taiwanese-origin products into China.
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
The ongoing military conflict in Israel and Gaza, and the recent escalation in Israel’s conflicts with Iran and Lebanon, have resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran. As the conflict and its escalation continues, we cannot provide assurances that our business will not be impacted in the future.
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
The United States has imposed or proposed new or higher tariffs on certain products exported by a number of U.S. trading partners, including China, Europe, Canada, and Mexico. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. We have experienced and are continuing to experience weakening demand in China, and continuing changes in government trade policies create a heightened risk of further increased tariffs that impose barriers to international trade and could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
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
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. Since October 2022, the United States has announced export control restrictions on a number of entities based in China due to national security and human rights concerns and additional more severe restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. The United States has also announced measures intended to further restrict the export of certain advanced semiconductor products and technology, as well as products that incorporate those advanced semiconductor products, to the People’s Republic of China, or China, and/or certain companies located in China due to national security and human rights concerns, including the imposition of new license requirements for certain semiconductor technologies. Additional restrictions related to advanced semiconductor products and computing resources were released in January 2025 and go into effect later this year. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
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
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China), the military conflict in Israel and Gaza, the Russia-Ukraine conflict, and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business. Additionally, policies made by other countries, such as China and Russia or their allies, could also negatively impact our business. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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

We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In response to the United States tightening export controls on China, China has instituted restrictions of its own that affect U.S. companies and may impact us and related entities. We have experienced and are continuing to experience weakening demand in China, and such future developments related to U.S.-China relations may also have an impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC.
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
Our customers primarily include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue is also generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the year ended December 31, 2024, one customer accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue, of which distributor customers accounted for 30% of our net revenue. In the year ended December 31, 2024, we experienced a decrease in customer demand, and consequently a reduction in orders, primarily due to macroeconomic factors, including slower than expected recovery in sales and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. Such factors may continue to hamper significant recovery of our revenues and diminish our efforts to return to growth in our revenues. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has been and could be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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

•technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which would affect operator demand for our products; and
•any decrease in revenue generated by the recipient of intellectual property under certain intellectual property sale agreements, including due to any inability to enforce our intellectual property rights as described in the section “Risks Relating to Intellectual Property” under the risk factor “We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the year ended December 31, 2024 compared to 11% during the year ended December 31, 2023. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under the risk factors “We are also subject to risks associated with international geopolitical and military conflict” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorization are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations”, and by tariffs and other trade barriers that have or may be implemented by governmental authorities.
Any legal proceedings or claims against us or potential violations of applicable regulations could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
In addition to the legal proceedings referenced in Part I, Item 3 - Legal Proceedings of this report, we are subject to legal proceedings, claims, and/or inquiries that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, customer claims, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings regarding potential violations of applicable law, and we may not be successful in resolving such proceedings or inquiries. In addition, we have implemented reductions in force and the attendant layoffs has resulted and could result in the risk of claims being made by or on behalf of affected employees. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation or responding to inquiries and the timing of such expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation or government proceedings, we may, from time to time, resolve disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We may in the future be subject to information technology failures, including security breaches, cyber-attacks, design defects or system failures, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.
We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Security threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. We experience cyber-attacks of varying degrees on our technology infrastructure and systems and notwithstanding our defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls through attacks such as phishing, impersonating authorized users, ransomware, viruses, worms and other malicious software programs, software supply chain attacks, exploitation of design flaws, bugs and other security weaknesses and vulnerabilities, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time. Geopolitical tensions or conflicts may create heightened risk of cyber-attacks and attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Our information technology infrastructure also includes products and services provided by third parties, and these providers can experience breaches of their systems and products, or provide inadequate updates or support, which can impact the security of our systems and our proprietary or confidential information.
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
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, satellite outdoor units, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have further expanded our product offerings to include Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed interconnects for data center, metro, and long-haul optical modules, and telecommunications wireless infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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

A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators has adversely affected, and could continue to adversely affect our future revenues and operating results.
For the year ended December 31, 2024 and 2023, revenue directly attributable to broadband applications accounted for approximately 32% and 29% of our net revenue, respectively. We have experienced a decrease in broadband net revenue of $86.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, and negative impact to our revenues could continue in 2025 due to slower than expected recovery in this market. Delays in the development of, or unexpected developments in, the broadband markets, including international macroeconomic headwinds, has had and could continue to have an adverse effect on order activity by OEMs in these markets for 2025 and, as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For year ended December 31, 2024, 2023, and 2022, our research and development expense was $225.2 million, $269.5 million, and $296.4 million, respectively. While we have decreased our research and development spending, including via our Workforce Reductions, to meet evolving demand, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue declined from $693.3 million for the year ended December 31, 2023 to $360.5 million for the year ended December 31, 2024. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
•size and timing of any consideration received under our intellectual property sale agreements
•the availability and cost of products from our suppliers;
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
Our operating history had historically focused on developing integrated circuits for specific applications and more recently, the wired whole-home broadband connectivity market and markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. As part of our growth strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in new markets such as data center markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase particularly in new markets, we could continue to incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in current or future revenue.
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
Our business is subject to various international, U.S. and state laws and governmental regulations, and compliance with these laws and regulations may cause us to incur significant expenses. A failure to maintain compliance with applicable laws and regulations could result in a material adverse effect on our business and operating results, and we could be subject to civil or criminal penalties.
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
In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC and recent legislation enacted in California, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. For example, as a fabless semiconductor company, we outsource our manufacturing to countries outside of the United States, and our manufacturers’ suppliers reside in areas that are more susceptible to extreme weather impacts. If our suppliers have difficulty obtaining raw materials and natural resources due to extreme weather impacts, this could increase the cost associated with extraction of raw materials or limit the supply available for our key suppliers to manufacture our products, driving the cost up for us and/or threaten our upstream supply chain. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rule makings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, on March 6, 2024, the SEC adopted rules mandating climate-related disclosures that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC for fiscal year 2025 and beyond, which were stayed on April 4, 2024. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend or add significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. In the years ended December 31, 2024 and 2023, we completed workforce reductions to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions has yielded unintended consequences, such as attrition beyond our intended reductions in workforce and reduced employee morale, which has caused a small number of our employees who were not affected by the reductions in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reductions in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reduction of our workforce could be costly and time-consuming.
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
As of December 31, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of December 31, 2024, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of December 31, 2024. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Regulators in the United States are increasingly scrutinizing personal data transfers. For example, on December 27, 2024 the Department of Justice issued a final rule to implement Executive Order 14117 of February 28, 2024 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” ) implementing a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia. If we fail to comply with such regulation, it might impact our business to satisfy any fines or additional actions to remain compliant.
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
We have completed multiple acquisitions in the past decade. We may also enter into alliances or make investments in other businesses to complement our existing product offerings, augment our market coverage or enhance our technological capabilities. Any such transactions has resulted and could result in:
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
We regularly become aware of security vulnerabilities with respect to our products as well as intellectual property that we purchase or license from third parties for use in our products. Our products are used in application areas that create new or increased cybersecurity and privacy risks, including applications that gather and process large amounts of data, such as the cloud or Internet of Things, or artificial intelligence, and critical infrastructure, payment card applications, and automotive applications. Security features in our products cannot make our products entirely secure, and security vulnerabilities identified in our products have resulted in, and are expected to continue to result in, attempts by third parties to identify and exploit additional vulnerabilities. Vulnerabilities are not always mitigated before they become known. We, our customers, and the users of our products do not always promptly learn of or have the ability to fully assess the magnitude or effects of a vulnerability, including the extent, if any, to which a vulnerability has been exploited.
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
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to TSMC, and United Microelectronics Corporation, or UMC. Certain products are supplied to us by Intel on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which will expire in July 2025.

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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by TSMC, and United Microelectronics Corporation, or UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which will expire in July 2025 and may be terminated by Intel under certain circumstances.
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
Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, wildfires and other fires, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. If such disruption were to recur over a prolonged period, it could have a material impact on our revenue and business. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 44%, 50% and 46% of our net revenue in the year ended December 31, 2024, 2023, and 2022, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the year ended December 31, 2024, the trading price of our common stock ranged from a low of $11.08 to a high of $26.59. These factors include those discussed in this “Risk Factors” section of this report and others such as:
•any developments related to our terminated merger with Silicon Motion;
•actual or anticipated fluctuations in our financial condition and operating results;
•overall conditions in the semiconductor market;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our products, including export controls;
•geopolitical changes impacting our business and markets, including with respect to China and Taiwan and the change in the U.S. presidential administration;
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
•specify that no stockholder is permitted to cumulate votes at any election of directors; and
•require super majority votes of the holders of our common stock to amend specified provisions of our charter documents.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had approximately 84.6 million shares of common stock outstanding.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood, drought or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity and/or which have experienced more frequent, more extreme and less predictable weather conditions. For example, the risk of an earthquake in the Pacific Rim region, including Taiwan, or Southern California is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Further, wildfire risks have increased in California and our offices and/or personnel could be impacted by damages, losses, power outages including safety shutoffs, and/or mandatory evacuations. We have experienced higher insurance costs and may experience a decrease in available coverage in such areas and an increased likelihood of damage, power outages and catastrophic loss to these facilities, which would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, South Korea, Malaysia, Singapore and Thailand. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, such as the outbreak of COVID-19, or other natural or man-made disaster in countries where our contractors’ facilities are located. Such catastrophes could result in the disruption of our product shipments, foundry, assembly, or test capacity.
We have recorded goodwill and other intangible assets in connection with business acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of December 31, 2024, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $55.0 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has increased our effective tax rate and our cash tax payable since 2022. If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability for taxable years during which we are required to capitalize such expenditures. The CHIPS and Science Act, or CHIPS Act, enacted on August 9, 2022, provides a tax credit to semiconductor manufacturing activities within the United States. Because we currently outsource our manufacturing, we do not expect to be entitled to such tax incentives. Further, the Inflation Reduction Act, or IRA, enacted on August 16, 2022, imposes a 1% non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023. The IRA also imposes a 15% alternative minimum tax on corporations with an average of at least $1 billion of adjusted financial statement income over a three-year period. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Some countries intend to implement laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change.
Our income tax provision is subject to volatility and our ability to use our deferred tax assets to offset future taxable income may be limited, which may adversely impact our future effective tax rate and operating results.
Excess tax benefits associated with employee stock-based compensation are included in income tax expense. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Based upon our review of all positive and negative evidence, as of December 31, 2024, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.
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
We conduct quarterly risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers. This process involves evaluating their infrastructure security policies and controls to ensure high levels of code quality. Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We follow the Critical Security Controls, or CIS, guidance to defend our systems and networks against the most prevalent cyber-attacks. We have allocated adequate resources and have designated executives and IT management personnel to manage the cybersecurity risk assessment and mitigation process. We track quarterly Risk Register scores, which are derived from assessments of impact and likelihood, and monitor adoption rates of CIS controls to gauge our progress. These metrics are systematically tracked and reported to the board on a quarterly basis. As part of our overall risk management program, we regularly provide required training to employees at all levels and in all departments on cybersecurity.

Our Cyber Security Operations Control center integrates feeds from all key areas of our infrastructure (email, network, endpoint, identity, firewall) into a centralized security information event management, or SIEM, system. This system is integrated with our Incident Response Plan, or IRP, which provides a process for responding to different types of cybersecurity incidents and designates responsibilities and actions to be taken in responding to such incidents. The IRP aims to eradicate problems as quickly as possible, while gathering actionable intelligence, restoring business functions, improving detection, and preventing reoccurrence. It includes guidelines for determining incident type, severity, roles and responsibilities, and escalation points.
Furthermore, we perform regular third-party security penetration testing and cyber tabletop exercises with key stakeholders to simulate responding to a hypothetical cybersecurity incident.
We contract with third-party security monitoring services, performing active, automated searches of indexed darknet databases. Additionally, we perform quarterly vulnerability scans against our network infrastructure and systems exposed to the Internet.
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
Our executives and IT management and the Cybersecurity Committee are primarily responsible to assess and manage material risks from cybersecurity threats. Our executives and IT management and the Cybersecurity Committee oversee key cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our executives and IT management and the Cybersecurity Committee are informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity risk management is overseen by a senior IT executive with ten years of cybersecurity experience, which includes both Fortune 500 and large semiconductor companies, and thirty-five years of experience in various technology domains, such as IT Infrastructure, Cloud, Cybersecurity, and Application Development.
Our executives and IT management and representatives from the Cybersecurity Committee provide quarterly briefings to the Audit Committee of the Board regarding our company’s cybersecurity risks and activities, including but not limited to any recent cybersecurity incidents and related responses, and any cybersecurity systems testing. The Audit Committee provides regular updates to the Board on relevant information regarding cybersecurity. In addition, our executives and IT management and representatives from the Cybersecurity Committee provide annual briefings to the Board on cybersecurity risks, related mitigation, and other related responses and activities.
Breaches
The Company has not experienced any material cybersecurity breach in the years ended December 31, 2024, 2023 and 2022. The Company also has not incurred any net expenses from penalties and/or settlements from any material cybersecurity breaches during the years ended December 31, 2024, 2023 and 2022.

ITEM 2.     PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in December 2029. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Burnaby, Canada; Bangalore and Chennai, India; Singapore; Taipei and Hsinchu, Taiwan; Shenzhen, Shanghai, China; Seoul, South Korea; Tokyo, Japan; Paterna, Spain; Munich, Germany; and in Petah Tikva, Israel.

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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. On November 25, 2024, the MaxLinear defendants filed a motion to dismiss the Amended Complaint. MaxLinear intends to continue to vigorously defend its position.

On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion (the “HBK Plaintiffs”), filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On January 2, 2025, the court granted the defendants a motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.

On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. MaxLinear intends to continue to vigorously defend its position.

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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
According to our transfer agent, as of January 22, 2025, there were 52 record holders of our common stock. We believe we have approximately 32,000 beneficial holders of our common stock.
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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The Nasdaq Composite Index, The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2019 and ends on December 31, 2024, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2019, and the reinvestment of any dividends.
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
Our customers primarily include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; Wi-Fi and wireline routers for home networking; broadband modems compliant with DOCSIS, PON, and DSL; as well as power management and interface products used in these and many other markets. In addition, we generate revenue from certain intellectual property sale agreements.
In the year ended December 31, 2024, net revenue was $360.5 million, which was derived in part from sales of RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications, and from revenue from intellectual property sale agreements. We have experienced slower than expected recovery in sales across all of our end markets. This is primarily driven by excess inventory in the channels as well as slower demand in regions such as China. Geopolitical tensions and changing trade policies continue to influence the semiconductor industry. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.

Products shipped to Asia accounted for 75%, 75% and 82% of net revenue during the years ended 2024, 2023 and 2022, respectively, including 41%, 37% and 43%, respectively, from products shipped to Hong Kong and less than 10%, 11% and 16%, respectively, from products shipped to mainland China. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the years ended December 31, 2024, 2023 and 2022 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products, as well as consideration under intellectual property sale agreements. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2024, one customer accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue, of which distributor customers accounted for 30% of our net revenue. In the year ended December 31, 2023, one of our customers accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 54% of our net revenue, of which distributor customers comprised 18% of our net revenue. In the year ended December 31, 2022, two of our direct customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers comprised 27% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON ODUs, Wi-Fi routers, broadband gateways and cable modems.
Our business depends on winning competitive bid selection processes, known as design wins, to develop integrated circuits for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to move into volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. For example, in the broadband data modem and gateway sectors, a design can have a product life cycle of 24 to 60 months. In the industrial and wired and wireless infrastructure markets, a design can have a product life cycle of 24 to 84 months and beyond.
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
Workforce Reductions
During the year ended December 31, 2024, we completed plans of restructuring to reduce our workforce, or the Workforce Reductions. The Workforce Reductions aligned our operational needs with the changes in macroeconomic conditions and the demand environment while continuing to support our long-term business strategy by reducing our operating expenses.

As a result of the Workforce Reductions, in the year ended December 31, 2024 and 2023, we incurred $53.4 million and $19.8 million in restructuring costs. Refer to Note 4 in our consolidated financial statements included elsewhere in this report for more details regarding the Workforce Reductions.
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
We believe that the following accounting estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting estimates. Accordingly, these are the estimates we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. Refer to Note 1 to our consolidated financial statements included elsewhere in this report for a summary of each of the related accounting policies.
Business Combinations
Estimates in our business combination accounting that involve a significant level of estimation uncertainty include the valuation of identifiable intangible and tangible assets such as inventory, property and equipment, and intangible assets including in-process research and development, or IPR&D, and contingent consideration, which involve the use of forecasted financial information available at the acquisition date, including application of revenue growth rates and margin percentages, and use of a discount rate and various other assumptions as described in more detail in Notes 1 and 3 to our consolidated financial statements. When reported amounts are material, they may be sensitive to changes to certain assumptions used in the valuation. If the discount rate used in our valuations increased by 1%, it would result in a decrease to the valuation of intangible assets of an immaterial amount for our 2023 and 2021 acquisitions. The amortization and depreciation of such assets, and change in fair value of contingent consideration, impact our consolidated financial results in periods subsequent to the acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2024 and 2023, we recorded impairment of intangible assets of $1.2 million and $2.4 million, respectively, associated with certain acquired licensed technology. During the year ended December 31, 2022, we did not record any material adjustments to the valuation of such assets, goodwill, or subsequent period adjustments to the consolidated statements of operations associated with our other business combinations.
Revenue Recognition
Estimates in our revenue recognition that involve a significant level of estimation uncertainty include the estimates of price adjustments and returns under contractual stock rotation rights based on our analysis of expected value of actual price adjustment claims by distributors and product historical return rates. Any changes to such estimates, for example differences in actual sell-through activity versus our estimate of sell-through activity in our price adjustments, or actual vs. historical return rates, may impact our consolidated financial results in periods subsequent to recording those estimates, and such amounts are disclosed in our consolidated financial statements. Other than our estimates of sell-through activity and customer return rates, there are no assumptions inherent in our estimates in the valuation of price adjustments and returns that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2024, 2023 and 2022 we have not recorded any material adjustments to such estimates.
Inventory Valuation
Estimates in the valuation of inventory that involve a significant level of estimation uncertainty include our estimates of excess and obsolete inventory based on forecasts of future demand for our products in inventory. Any changes to such estimates, for example differences in actual sales versus our estimates of demand, or conversely, the ultimate sell-through of fully reserved inventory for which we did not anticipate any future demand, impact our consolidated financial results in periods subsequent to recording those estimates. Other than our forecasts of future demand, there are no assumptions inherent in our estimates in the valuation of inventory that would result in sensitivity of reported amounts to such assumptions. During the years ended December 31, 2024, 2023 and 2022, we have not recorded any material net adjustments for such changes in estimates.
Impairment of Goodwill and Long-Lived Assets
Estimates in our assessment of impairment of goodwill and long-lived assets that involve a significant level of estimation uncertainty and management judgment include the comparison of our market capitalization as of the annual impairment assessment date to the carrying value of goodwill, use of forecasted financial information for our projects remaining in IPR&D, if any, including growth rates and margin percentages, and a discount rate as of the annual IPR&D impairment assessment date, and our quarterly assessment of whether indicators of impairment exist with respect to all of our goodwill and long-lived assets. For example, a decision to abandon a project involving the technology underlying developed technology and IPR&D, if any, may result in immediate impairment of such assets in the quarter such decision is made. As of the October 31 assessment date, we did not have any remaining IPR&D. Impairment of goodwill and long-lived assets impact our consolidated financial results in periods subsequent to their acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2024 and 2023, we recorded impairment of intangible assets of $1.2 million and $2.4 million, respectively, associated with certain acquired licensed technology. During the year ended December 31, 2022, we did not record any material adjustments to the valuation of such assets.
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
Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on January 31, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Net Revenue. Net revenue is generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits for access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications, as well as patent and intellectual property licenses. A significant portion of our sales are to distributors, who then resell our products.

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
Research and Development. Research and development expense includes personnel-related expenses, including benefits and stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense, and allocated occupancy costs, partially offset by income from joint R&D projects and/or governmental R&D grants, if any. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Net revenue	100%	100%
Cost of net revenue	46	44
Gross profit	54	56
Operating expenses:
Research and development	62	39
Selling, general and administrative	38	19
Impairment losses	—	—
Restructuring charges	15	3
Total operating expenses	116	61
Loss from operations	(62)	(6)
Interest income	2	1
Interest expense	(3)	(2)
Other income (expense), net	(3)	(3)
Total other income (expense), net	(4)	(4)
Loss before income taxes	(66)	(9)
Income tax provision	2	1
Net loss	(68)%	(11)%
Net Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Broadband	$116,819	$203,519	$(86,700)	(43)%
% of net revenue	32%	29%
Connectivity	55,769	138,228	(82,459)	(60)%
% of net revenue	15%	20%
Infrastructure	113,907	177,083	(63,176)	(36)%
% of net revenue	32%	26%
Industrial and multi-market	74,033	174,433	(100,400)	(58)%
% of net revenue	21%	25%
Total net revenue	$360,528	$693,263	$(332,735)	(48)%

Net revenue decreased $332.7 million to $360.5 million for the year ended December 31, 2024, as compared to $0.7 billion for the year ended December 31, 2023, as a result of macroeconomic conditions impacting customer demand, including excess inventory in the channel built up following the supply shortages in 2022. Broadband net revenue decreased by $86.7 million, driven by decreases in the volume of broadband SOC shipments in this category, partially offset by revenue from certain intellectual property sale agreements and increases from reversals of unclaimed rebates due to expiration of rebate pricing. Connectivity revenue decreased $82.5 million due to decreased volume of shipments of certain products associated with residential broadband market decline, partially offset by revenue from certain intellectual property sale agreements. The decrease in infrastructure revenues of $63.2 million was driven by decreases in the volume of wireless backhaul shipments, and high performance analog shipments, partially offset by improvement in shipments of from high-speed interconnect products, and revenues from certain intellectual property sale agreements. Industrial and multi-market revenue decreased $100.4 million driven by a decreased volume of shipments of component and high-performance analog products. Price changes did not have a material impact to revenues period over period.

Cost of Net Revenue and Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$165,746	$307,600	$(141,854)	(46)%
% of net revenue	46%	44%
Gross profit	$194,782	$385,663	$(190,881)	(49)%
% of net revenue	54%	56%

Cost of net revenue decreased $141.9 million to $165.7 million for the year ended December 31, 2024, as compared to $307.6 million for the year ended December 31, 2023. The decrease was driven by a decreased volume of shipments of our products as a result of macroeconomic conditions impacting customer demand for such products as described above under “Net Revenue”. Gross profit percentage declined for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to reduced absorption of intangible amortization and fixed costs.

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$225,189	$269,504	$(44,315)	(16)%
% of net revenue	62%	39%

Research and development, or R&D, expense decreased $44.3 million to $225.2 million for the year ended December 31, 2024 from $269.5 million in the year ended December 31, 2023. The decrease was driven by decreases in payroll and benefits expense of $24.2 million, CAD design tools and other software license expense of $8.6 million, stock based compensation of $5.4 million, prototype expense of $5.0 million, bonuses of $4.5 million, consulting expense of $4.1 million, depreciation expense of $1.5 million and occupancy expenses of $1.0 million. These decreases were partially offset by a decrease in income from joint R&D and governmental grants of $10.9 million offset against R&D expense. The decrease in payroll and benefits expense, stock-based compensation, and bonuses are attributable to the Workforce Reductions and cost reduction measures. The decreases in CAD design tool, consulting and prototype expenses are due to timing of project completion. The decrease in depreciation expense is from acquired assets becoming fully amortized as they reached the end of their useful lives. The decrease in income from joint R&D projects and governmental grants is due to timing of governmental R&D grants and termination of certain programs during the first and third quarters of 2024 as a result of the Workforce Reductions. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants.

We are reducing our research and development spending, including via our Workforce Reductions, to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$138,329	$132,156	$6,173	5%
% of net revenue	38%	19%

Selling, general and administrative expense increased $6.2 million to $138.3 million for the year ended December 31, 2024, as compared to $132.2 million for the year ended December 31, 2023. The increase was a result of increase in stock based compensation of $16.4 million, partially offset by decreases in payroll and other benefits expense of $6.2 million, bonuses of $1.7 million, commission expense of $1.1 million, and depreciation and amortization of $1.0 million. The increase in stock-based compensation expense is a result of incremental grants made to executives and employees for retention purposes. The decreases in payroll and other benefits and bonuses are attributable to the Workforce Reductions and other cost reduction measures. The decrease in commissions expense is due to decreased revenues. The decrease in depreciation and amortization is from assets becoming fully amortized as they reached the end of their useful lives.

We are reducing our selling, general and administrative expenses, including via our Workforce Reductions; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Impairment losses	$1,237	$2,438	$(1,201)	(49)%
% of net revenue	—%	—%
Impairment losses in the year ended December 31, 2024 related to abandonment of certain intellectual property licenses. Impairment losses in the year ended December 31, 2023 also related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$53,379	$19,786	$33,593	170%
% of net revenue	15%	3%
Restructuring charges increased $33.6 million to $53.4 million for the year ended December 31, 2024, compared to $19.8 million for the year ended December 31, 2023. Restructuring charges increased $17.5 million to $19.8 million for the year ended December 31, 2023, compared to $2.3 million for the year ended December 31, 2022.
Restructuring charges for the year ended December 31, 2024 included $28.9 million in employee severance-related charges, $17.2 million in charges under contracts associated with cancelled projects and related impairment of assets, and $7.2 million in charges related to reduction of space leased for office facilities. A large portion of the employee severance-related charges are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed, with the remainder representing standard severance benefits.
Restructuring charges in the year ended December 31, 2023 included $17.9 million in employee severance-related charges and $1.8 million in other charges driven by the abandonment of certain computer-assisted design software licenses used by the terminated workforce. Approximately two-thirds of the employee severance-related charges in 2023 were estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed, with the remainder representing standard severance benefits.

Interest and Other Income (Expense)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(15,365)	$(25,589)	$10,224	(40)%
% of net revenue	(4)%	(4)%
Interest and other income (expense), net changed by $10.2 million to a net expense of $15.4 million in the year ended December 31, 2024 from a net expense of $25.6 million for the year ended December 31, 2023. Interest and other income (expense), net for the year ended December 31, 2023 included a loan ticking fee of approximately $18.3 million paid to lenders following the termination of the Silicon Motion merger, partially offset by $1.0 million gain related to partial curtailment of defined benefit pension obligations which did not recur in the 2024 period. Currency exchange yielded gains of $1.3 million in the 2024 period compared to $2.5 million of losses in the 2023 period, or a positive impact of $3.7 million, and investment gains were $0.5 million compared to investment losses of $0.6 million, or a positive impact of $1.2 million. The positive impacts pertaining to these items were partially offset by negative impacts from the impairment of privately held investments and notes receivable of $12.3 million. The investments were impaired due to insolvency of the underlying business.
Income Tax Provision (Benefit)

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Income tax provision	$6,481	$9,337	$(2,856)	(31)%
% of pre-tax income (loss)	(3)%	(15)%
The income tax provision for the year ended December 31, 2024 was $6.5 million compared to an income tax provision of $9.3 million for the year ended December 31, 2023.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including tax credits, stock based compensation, tax deficiencies related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and the recognition of a valuation allowance on Singapore deferred tax assets.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2023 resulted primarily from the mix of pre-tax income among jurisdictions, permanent tax items including tax credits and a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, and release of uncertain tax positions under ASC 740-10. The permanent tax item related to global intangible low-taxed income, or GILTI, also reflects the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. We recorded income taxes in the years ended December 31, 2024 and 2023 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.

Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $118.6 million, restricted cash of $1.0 million and net accounts receivable of $85.5 million. Additionally, as of December 31, 2024, our working capital, which we define as current assets less current liabilities, was $141.2 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of December 31, 2024, $125.0 million of principal was outstanding under a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2024. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of December 31, 2024, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, impairment of assets, and gain on extinguishment of lease liabilities. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units and cash proceeds from issuance of common stock and debt and cash used to pay down outstanding debt, if any, are included in financing activities in our consolidated statements of cash flows.
As of December 31, 2024, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	28,863	10,599	14,214	4,050	—
Purchase obligations	51,262	39,872	11,390	—	—
Other obligations	55,286	32,131	23,155	—	—
Total	$260,411	$82,602	$48,759	$129,050	$—
Our planned capital expenditures as of December 31, 2024 were not material. Our consolidated balance sheet at December 31, 2024 included in other long-term liabilities $4.4 million for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to distributors and direct customers, and on occasion, proceeds that we receive under certain intellectual property sale agreements. Aside from the amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major distributor customers, and relative linearity of shipments period-to-period.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,
	2024	2023
	(in thousands)
Working capital	$141,158	$265,896
Cash and cash equivalents	$118,575	$187,288
Short-term restricted cash	1,003	1,051
Long-term restricted cash	25	17
Total cash, cash equivalents, and restricted cash	$119,603	$188,356
We believe that our $118.6 million of cash and cash equivalents at December 31, 2024 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of December 31, 2024, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2024. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted LIBOR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted LIBOR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted LIBOR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of LIBOR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement for LIBOR.
The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(45,295)	$43,372
Net cash used in investing activities	(23,446)	(15,935)
Net cash provided by (used in) financing activities	1,286	(26,356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,298)	(1,082)
Decrease in cash, cash equivalents and restricted cash	$(68,753)	$(1)
Cash Flows from Operating Activities
In the year ended December 31, 2024, net cash used in operating activities was $45.3 million, compared to net cash provided by operating activities of $43.4 million for the year ended December 31, 2023. The decline in operating cash flows was driven by a decline in revenue from decreased volume of shipments of our products as a result of macroeconomic conditions impacting customer demand for our products (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which increased $68.4 million, in particular, in 2024, we collected accounts receivable of $177.6 million, which was partially offset by payments against our price protection liability of $44.6 million and severance and other payments from the Workforce Reductions of $34.5 million.
Cash Flows from Investing Activities
Our use of cash in investing activities increased, as we increased investments in property equipment, including production masks. Net cash used in investing activities was $23.4 million for the year ended December 31, 2024 and consisted of purchases of property and equipment of $17.7 million and purchases of intangible assets of $5.8 million.
Net cash used in investing activities was $15.9 million for the year ended December 31, 2023.
Cash Flows from Financing Activities
We continued cash conservation in 2024 following the general slowdown in the market environment. Net cash provided by financing activities was $1.3 million for the year ended December 31, 2024. Net cash provided by financing activities consisted of net proceeds from the issuance of common stock upon exercise of stock options of $4.1 million partially offset by cash outflows of repayments of minimum tax withholding paid on behalf of employees for restricted stock units of $2.8 million.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the year ended December 31, 2024 would result in a change to translation gain in accumulated other comprehensive income of approximately $1.1 million.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated January 29, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP
Newport Beach, California
January 29, 2025

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On November 14, 2024, Dr. Theodore Tewksbury, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,071 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 15, 2025, or earlier if all transactions under the trading arrangement are completed.
During the last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408 during the last fiscal quarter.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement. Such amendment in the 2025 Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2025 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2025 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2025 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2025 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2025 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2025 Proxy Statement.

PART IV — FINANCIAL INFORMATION
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2024, 2023 and 2022
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for credit losses (previously, allowance for doubtful accounts)
2024	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2022	—	—	—	—	—
Warranty reserves
2024	$284	$148	$275	$(159)	$548
2023	473	301	—	(490)	284
2022	774	358	—	(659)	473
Valuation allowance for deferred tax assets
2024	$74,292	$25,839	$—	$—	$100,131
2023	66,273	8,019	—	—	74,292
2022	68,151	4,169	—	(6,047)	66,273

3. Exhibits

Exhibit Number	Exhibit Title
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
†10.7
Intellectual Property License Agreement, dated June 18, 2009, between the Registrant and Intel Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on January 31, 2024 (File No. 001-34666)).

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

+†10.17
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on January 31, 2024 (File No. 001-34666)).

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

+10.25
Employer Separation Agreement and Release between the Company and Michelle Sayer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on October 23, 2024 (File No. 001-34666)).

+10.26	2024 Inducement Equity Incentive Plan and related form agreements (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2024).
+*10.27	Separation Agreement and Release between the Company and William Torgerson.
*^19.1	Insider Trading Policy of MaxLinear, Inc.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*24.1	Power of Attorney (included on the signature page of this Form 10-K).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+97.1	Compensation Recovery Policy, as adopted on August 9, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on January 31, 2024 (File No. 001-34666)).

Exhibit Number	Exhibit Title
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan.

†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
^	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).
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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	January 29, 2025		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President, Chief Executive Officer, and Director	January 29, 2025
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	January 29, 2025
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	January 29, 2025
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	January 29, 2025
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	January 29, 2025
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	January 29, 2025
Carolyn D. Beaver

/s/ GREGORY P. DOUGHERTY	Director	January 29, 2025
Gregory P. Dougherty

/s/ TSU-JAE KING LIU, Ph.D.	Director	January 29, 2025
Tsu-Jae King Liu, Ph.D.

/s/ ALBERT J. MOYER	Director	January 29, 2025
Albert J. Moyer

/s/ THEODORE TEWKSBURY, Ph.D.	Director	January 29, 2025
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated January 29, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets. These procedures also included, among others, (i) evaluating the appropriateness of management's calculation used, (ii) testing the completeness, accuracy and relevance of the underlying data used in the calculation, and (iii) evaluating the reasonableness of significant assumptions used in the calculation of future taxable income, including transfer pricing between various foreign jurisdictions. Evaluating management's assumptions related to estimates of future taxable income involved evaluating whether the assumptions used were reasonable considering (i) current and past profitability, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating management's assumptions and calculation for assessing the realizability of deferred tax assets, including the mechanics and application of tax law to the projected tax calculation.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.
Newport Beach, California
January 29, 2025

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,575	$187,288
Short-term restricted cash	1,003	1,051
Accounts receivable, net	85,464	170,619
Inventory	90,343	99,908
Prepaid expenses and other current assets	28,057	29,159
Total current assets	323,442	488,025
Long-term restricted cash	25	17
Property and equipment, net	59,300	66,431
Leased right-of-use assets	18,184	31,264
Intangible assets, net	55,008	73,630
Goodwill	318,588	318,588
Deferred tax assets	68,662	69,493
Other long-term assets	21,430	32,809
Total assets	$864,639	$1,080,257
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,378	$21,551
Accrued price protection liability	43,401	71,684
Accrued expenses and other current liabilities	87,408	98,468
Accrued compensation	20,097	30,426
Total current liabilities	182,284	222,129
Long-term lease liabilities	16,952	26,243
Long-term debt	122,996	122,375
Other long-term liabilities	26,124	23,245
Total liabilities	348,356	393,992

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 84,613 shares issued and outstanding at December 31, 2024 and 81,818 shares issued and outstanding December 31, 2023	8	8
Additional paid-in capital	886,823	808,575
Accumulated other comprehensive loss	(6,823)	(3,791)
Accumulated deficit	(363,725)	(118,527)
Total stockholders’ equity	516,283	686,265
Total liabilities and stockholders’ equity	$864,639	$1,080,257

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$360,528	$693,263	$1,120,252
Cost of net revenue	165,746	307,600	470,483
Gross profit	194,782	385,663	649,769
Operating expenses:
Research and development	225,189	269,504	296,442
Selling, general and administrative	138,329	132,156	168,008
Impairment losses	1,237	2,438	2,811
Restructuring charges	53,379	19,786	2,265
Total operating expenses	418,134	423,884	469,526
Income (loss) from operations	(223,352)	(38,221)	180,243
Interest income	6,386	6,053	245
Interest expense	(10,874)	(10,702)	(9,768)
Other income (expense), net	(10,877)	(20,940)	3,478
Total other income (expense), net	(15,365)	(25,589)	(6,045)
Income (loss) before income taxes	(238,717)	(63,810)	174,198
Income tax provision	6,481	9,337	49,158
Net income (loss)	$(245,198)	$(73,147)	$125,040
Net income (loss) per share:
Basic	$(2.93)	$(0.91)	$1.60
Diluted	$(2.93)	$(0.91)	$1.55
Shares used to compute net income (loss) per share:
Basic	83,600	80,719	78,039
Diluted	83,600	80,719	80,852

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(245,198)	$(73,147)	$125,040
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax expense of $280 in 2024, benefit of $95 in 2023 and expense of $184 in 2022	(3,030)	121	(5,201)
Net actuarial gain (loss) on pension and other defined benefit plans, net of tax expense of $8 in 2024, benefit of $85 in 2023 and $0 in 2022	(19)	(206)	2,055
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans, net of tax benefit of $8 in 2024, $1,107 in 2023 and $0 in 2022	17	(2,685)	—
Other comprehensive loss	(3,032)	(2,770)	(3,146)
Total comprehensive income (loss)	$(248,230)	$(75,917)	$121,894

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	76,778	$8	$657,485	$2,125	$(170,420)	$489,198
Common stock issued pursuant to equity awards, net	2,391	—	10,252	—	—	10,252
Repurchase of common stock	(564)	—	(31,511)	—	—	(31,511)
Employee stock purchase plan	140	—	4,684	—	—	4,684
Stock-based compensation	—	—	81,868	—	—	81,868
Other comprehensive loss	—	—	—	(3,146)	—	(3,146)
Net income	—	—	—	—	125,040	125,040
Balance at December 31, 2022	78,745	8	722,778	(1,021)	(45,380)	676,385
Common stock issued pursuant to equity awards, net	2,841	—	26,237	—	—	26,237
Employee stock purchase plan	232	—	4,379	—	—	4,379
Stock-based compensation	—	—	55,181	—	—	55,181
Other comprehensive loss	—	—	—	(2,770)	—	(2,770)
Net loss	—	—	—	—	(73,147)	(73,147)
Balance at December 31, 2023	81,818	8	808,575	(3,791)	(118,527)	686,265
Common stock issued pursuant to equity awards, net	2,502	—	8,175	—	—	8,175
Employee stock purchase plan	293	—	4,102	—	—	4,102
Stock-based compensation	—	—	65,971	—	—	65,971
Other comprehensive loss	—	—	—	(3,032)	—	(3,032)
Net loss	—	—	—	—	(245,198)	(245,198)
Balance at December 31, 2024	84,613	$8	$886,823	$(6,823)	$(363,725)	$516,283
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$(245,198)	$(73,147)	$125,040
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	54,140	71,516	80,731
Impairment losses	1,237	2,438	2,811
Impairment of investments and other assets	14,000	—	—
Amortization of debt issuance costs and accretion of discounts	2,538	2,561	1,975
Stock-based compensation	66,021	55,176	81,704
Deferred income taxes	826	(4,452)	23,454
Loss on disposal of property and equipment	1,068	2,057	170
Gain on sale of investments	—	(434)	(3,375)
Unrealized holding loss on investments	—	1,765	1,476
Impairment of leased right-of-use assets	5,555	—	462
Gain on settlement of pension	—	(1,008)	—
Gain on extinguishment of lease liabilities	(555)	—	—
(Gain) loss on foreign currency and other	(1,253)	2,475	(1,829)
Excess tax (benefits) deficiencies on stock-based awards	3,250	(253)	(9,921)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	85,155	1,406	(50,875)
Inventory	9,565	60,636	(28,841)
Prepaid expenses and other assets	(1,873)	(9,328)	1,789
Accounts payable, accrued expenses and other current liabilities	(4,569)	(29,431)	65,815
Accrued compensation	919	9,708	42,003
Accrued price protection liability	(28,283)	(41,562)	73,574
Lease liabilities	(10,695)	(11,671)	(11,440)
Other long-term liabilities	2,857	4,920	(5,997)
Net cash provided by (used in) operating activities	(45,295)	43,372	388,726
Investing Activities
Purchases of property and equipment	(17,680)	(13,454)	(41,253)
Purchases of intangible assets	(5,766)	(6,355)	(11,184)
Cash used in acquisition, net of cash acquired	—	(13,324)	—
Proceeds loaned under notes receivable	—	—	(10,000)
Purchases of long-term investments	—	—	(29,325)
Sale of trading securities	—	17,198	—
Net cash used in investing activities	(23,446)	(15,935)	(91,762)
Financing Activities
Payment of debt issuance cost	—	(18,325)	—
Repayment of debt	—	—	(185,000)
Net proceeds from issuance of common stock	4,091	4,559	5,006
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,805)	(12,590)	(28,896)
Repurchase of common stock	—	—	(31,511)
Net cash provided by (used in) financing activities	1,286	(26,356)	(240,401)
Effect of exchange rate changes on cash and cash equivalents	(1,298)	(1,082)	56
Increase (decrease) in cash, cash equivalents and restricted cash	(68,753)	(1)	56,619
Cash, cash equivalents and restricted cash at beginning of period	188,356	188,357	131,738
Cash, cash equivalents and restricted cash at end of period	$119,603	$188,356	$188,357
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,743	$9,481	$9,078
Cash paid for income taxes	$8,194	$28,645	$23,829
Cash received for dividend income on investments	$—	$716	$—
Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$10,992	$38,648	$38,826
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2024 and 2023 and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2024, 2023, and 2022, were not material.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the years 2024, 2023, and 2022, the Company recorded impairment of intangible assets of $1.2 million, $2.4 million and $2.8 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
Revenue Recognition
The Company’s revenue is generated from sales of the Company’s integrated circuits and intellectual property, typically under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product or intellectual property sales. The Company recognizes such revenue at the point in time when control of the products or intellectual property is transferred to the customer at the estimated net consideration for which collection is probable, taking into account the customer’s rights to price protection, other pricing credits, unit rebates, and rights to return unsold product. Transfer of control occurs either when products are shipped to or received by the distributor or direct customer, based on the terms of the specific agreement with the customer, if the Company has a present right to payment and transfer of legal title and the risks and rewards of ownership to the customer has occurred. For most of the Company's product sales, transfer of control occurs upon shipment to the distributor or direct customer. Under certain intellectual property sale agreements, we are entitled to fixed upfront consideration upon sale and variable consideration in the form of a portion of revenue generated by the recipient from the intellectual property. Fixed consideration is recognized when control of the functional intellectual property transfers; variable consideration may be constrained but is continuously monitored and recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and the uncertainty associated with the variable consideration is resolved. The Company recognized a material amount of variable consideration during the year ended December 31, 2024 as uncertainties related to such consideration were resolved.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional warranty expenses in cost of net revenue may be required in future periods. As of December 31, 2024 and 2023, the Company has warranty reserves of $0.5 million and $0.3 million, respectively, based on the Company’s estimates.
Segment Information
The Company operates under one segment as it has developed, marketed and sold primarily only one class of similar products, communications system-on-chip solutions for the broadband, connectivity, wired and wireless infrastructure markets and industrial and multi-market applications. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.
The chief operating decision maker assesses performance of the segment and decides how to allocate resources based on revenue, gross profit, and net income (loss) presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance, and to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or other investments. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports under a single operating segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies (Note 1).
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
Research and Development
Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred. From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. The Company also obtains research and development funding grants from governments in certain jurisdictions in which it operates. Both of these types of income are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved. During the years ended December 31, 2024, 2023, and 2022, the Company recognized aggregate income from jointly funded research and development projects and government grants of $3.3 million, $0.0 million, and $23.3 million, respectively. While the Company retains ownership and rights to the underlying technology developed under the joint development projects, the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, and defers such funds as liabilities until the repayment conditions have been resolved (Note 15).
Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. The lease liability is initially measured at the present value of the lease payments over the lease term using the collateralized incremental borrowing rate when the implicit rate is unknown. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such an option. The right-of-

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
use asset is initially measured as the contractual lease liability plus any initial direct costs and prepaid lease payments made, less any lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
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
The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company treats Global Intangible Low Taxed Income as a period cost.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company continually assesses the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required. If a valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. These amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.
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
2. Net Income (Loss) Per Share
Basic earnings per share, or EPS, is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and the weighted-

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. In periods in which the Company has a net loss, dilutive common stock equivalents are excluded from the calculation of diluted EPS.
The table below presents the computation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(245,198)	$(73,147)	$125,040
Denominator:
Weighted average common shares outstanding—basic	83,600	80,719	78,039
Dilutive common stock equivalents	—	—	2,813
Weighted average common shares outstanding—diluted	83,600	80,719	80,852
Net income (loss) per share:
Basic	$(2.93)	$(0.91)	$1.60
Diluted	$(2.93)	$(0.91)	$1.55
For each of the years ended December 31, 2024, 2023, and 2022, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.8 million for 2024, 4.9 million for 2023, and 1.8 million for 2022 from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
The second amended and restated commitment letter dated October 24, 2022 with Wells Fargo Bank, N.A., or Wells Fargo Bank, and other lenders, and related financing commitments for the previously pending (now terminated) merger were also terminated upon termination of the Merger Agreement. As a result of the termination of the financing, in August 2023, the Company was required to pay to Wells Fargo Bank a ticking fee of $18.3 million, which is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2023.
Acquisition of Company Y
On January 17, 2023, the Company completed its acquisition of a business, or Company Y, pursuant to a Purchase and Sale Agreement, or the Purchase Agreement. The transaction consideration included $9.8 million in cash. In addition, Company Y stockholders were eligible to receive up to $2.6 million in consideration due to the acquired business satisfying certain personnel objectives by June 17, 2024.
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
Purchase Price Allocation
The final allocation of purchase price as of the January 17, 2023 acquisition closing date based upon an estimate of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition primarily included $2.0 million in net operating liabilities, with $11.8 million in goodwill.
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
Goodwill recorded in connection with Company Y was $11.8 million as of December 31, 2024. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Restructuring Activity
From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees, vacating certain leased facilities, and cancellation of contracts.
Restructuring costs during the year ended December 31, 2024 included costs pertaining to restructuring plans initiated in 2023 and 2024 as described below.
In July 2024, the Company initiated a reduction of its workforce, or the 2024 Workforce Reduction. In the year ended December 31, 2024, the Company incurred $29.9 million in restructuring costs pertaining to the 2024 Workforce Reduction, which included $16.5 million in charges under contracts associated with cancelled projects and related impairment of assets, $9.1 million in severance costs and related expenses, and $4.3 million from exiting facilities.
During the year ended December 31, 2023, the Company entered into restructuring plans to reduce its workforce, or the 2023 Workforce Reductions. In the year ended December 31, 2024, the Company completed notification to remaining affected employees of the 2023 Workforce Reductions, and incurred $23.5 million in restructuring costs, including $19.8 million in severance and related costs, or a cumulative total of $43.3 million pertaining to the 2023 Workforce Reductions. Substantially all of the severance and related costs incurred in the year ended December 31, 2024 related to the 2023 Workforce Reductions pertained to statutory severance benefits in the jurisdictions in which the terminated employees were employed.
The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the 2023 Workforce Reductions and 2024 Workforce Reduction.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Employee separation expenses	$28,920	$17,897	$1,795
Lease related charges	7,213	42	462
Other	17,246	1,847	8
	$53,379	$19,786	$2,265
The following table presents a roll-forward of the Company’s restructuring liability for the years ended December 31, 2024 and 2023. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2022	$971	$103	$8	$1,082
Restructuring charges	17,897	42	1,847	19,786
Cash payments	(11,388)	(142)	(265)	(11,795)
Non-cash charges and adjustments	(97)	(5)	(670)	(772)
Liability as of December 31, 2023	7,383	(2)	920	8,301
Restructuring charges	28,920	7,213	17,246	53,379
Cash payments	(33,221)	(183)	(1,108)	(34,512)
Non-cash charges and adjustments	976	(5,731)	(6,702)	(11,457)
Liability as of December 31, 2024	4,058	1,297	10,356	15,711
Less: current portion as of December 31, 2024	(4,058)	(1,297)	(5,667)	(11,022)
Long-term portion as of December 31, 2024	$—	$—	$4,689	$4,689

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$318,588	$306,739
Acquisitions (Note 3)	—	11,849
Ending balance	$318,588	$318,588

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded. As a result of the Company’s impairment assessment, no goodwill impairment was recognized as of October 31, 2024.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the years ended December 31, 2024, 2023, and 2022, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		December 31, 2024			December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$24,661	$(2,418)	$22,243	$20,133	$(1,431)	$18,702
Developed technology	7.0	311,261	(283,432)	27,829	311,261	(263,635)	47,626
Trademarks and trade names	6.2	14,800	(14,419)	381	14,800	(14,276)	524
Customer relationships	5.0	128,800	(127,887)	913	128,800	(126,347)	2,453
Patents	7.0	4,780	(1,138)	3,642	4,780	(455)	4,325
	6.1	$484,302	$(429,294)	$55,008	$479,774	$(406,144)	$73,630

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of net revenue	$20,785	$35,952	$39,638
Research and development	—	2	4
Selling, general and administrative	2,366	2,881	11,955
	$23,151	$38,835	$51,597
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$73,630	$109,316
Additions	5,766	6,355
Other disposals	—	(768)
Amortization	(23,151)	(38,835)
Impairment losses	(1,237)	(2,438)
Ending balance	$55,008	$73,630
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
During the year ended December 31, 2024, 2023, and 2022, the Company recognized impairment losses related to finite-lived intangible assets of $1.2 million, $2.4 million, and $2.8 million respectively, which was attributable to certain acquired licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2024:

Amount
(in thousands)
2025	$14,138
2026	13,974
2027	10,552
2028	5,096
2029	4,009
Thereafter	7,239
Total	$55,008

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,462
At December 31, 2024, the Company did not hold any marketable equity investments. The Company sold its marketable investment positions in December 2023. Prior to the sale, unrealized gains and losses on such investments representing stock price fluctuations in the underlying securities held were recorded to other income (expense), net in the consolidated statement of operations.
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
The contingent consideration liability as of December 31, 2024 is associated with the Company’s acquisition of Company Y in January 2023 (Note 3) and the contingent consideration liability as of December 31, 2023 is associated with the Company’s acquisition of Company X. The contingent consideration liability is classified as a Level 3 financial instrument. The contingent consideration as it relates to Company Y is subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024. The fair value of the contingent consideration is based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the level in the fair value hierarchy for each financial instrument:

		Fair Value Measurements at December 31, 2024
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,600	$—	$—	$2,600

		Fair Value Measurements at December 31, 2023
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Contingent consideration	$2,462	$—	$—	$2,462
The following summarizes the activity in Level 3 financial instruments:

	Year Ended December 31,
	2024	2023
	(in thousands)
Contingent consideration
Beginning balance	$2,462	$2,941
Acquisitions(1)(Note 3)	—	2,200
Payments	—	(3,000)
Accretion of discount(1)	138	321
Ending balance	$2,600	$2,462
____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the year ended December 31, 2024 were due to the addition of contingent consideration associated with the acquisition of Company Y in January 2023 and accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2024, 2023 and 2022.
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
Included in other long-term assets as of December 31, 2023 were investments in privately held entity of $11.8 million which were impaired as of December 31, 2024. The Company does not have the ability to exercise significant influence or control over such entity and had accounted for the investments as financial instruments. Given that fair values for such investments were not readily determinable, the Company had elected to measure these investments at cost, less any impairment,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and adjust the carrying value to fair value if any observable price changes for similar investments in the same entity are identified. The impairment loss of $11.8 million is included in other expense in the consolidated statement of operations for the year ended December 31, 2024.
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$118,575	$187,288
Short-term restricted cash	1,003	1,051
Long-term restricted cash	25	17
Total cash, cash equivalents and restricted cash	$119,603	$188,356
As of December 31, 2024 and December 31, 2023, cash and cash equivalents included money market funds of approximately $59.1 million and $78.1 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had restricted cash of approximately $1.0 million and $1.1 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Work-in-process	$53,979	$60,368
Finished goods	36,364	39,540
	$90,343	$99,908

Inventory decreased $9.6 million from $99.9 million as of December 31, 2023 to $90.3 million as of December 31, 2024, as the Company’s management lowered inventory levels due to reduced supply chain constraints and decreased customer demand for certain products.

Property and equipment, net consists of the following:

	Useful Life (in Years)	December 31, 2024	December 31, 2023
		(in thousands)
Furniture and fixtures	5	$3,937	$3,995
Machinery and equipment	3-5	80,804	76,732
Masks and production equipment	5	63,803	54,240
Software	3	11,178	11,427
Leasehold improvements	1-5	34,981	35,867
Construction in progress	N/A	898	348
		195,601	182,609
Less: accumulated depreciation and amortization		(136,301)	(116,178)
		$59,300	$66,431
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $23.0 million, $23.8 million and $20.3 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million. In October 2024, the terms of this note receivable were renegotiated, and the first initial repayment of $0.5 million is due by March 31, 2025, $1.5 million is due by March 31, 2026, and annual repayments of $2.0 million per year are due annually thereafter by March 31, from 2027 through 2030, provided that certain production utilization targets for the prior year are met. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, a portion of the note receivable, or $0.5 million, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of December 31, 2024 and December 31, 2023, respectively.
Accrued price protection liability consists of the following activity:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$71,684	$113,274
Charged as a reduction of revenue	34,070	62,644
Reversal of unclaimed rebates	(17,736)	—
Payments	(44,617)	(104,234)
Ending balance	$43,401	$71,684
The decrease in price protection liability from approximately $71.7 million as of December 31, 2023 to approximately $43.4 million as of December 31, 2024, was driven by payments of rebates as well as reversal of unclaimed rebates due to expiration of rebate pricing.
Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued technology license payments	$4,336	$3,843
Accrued professional fees	7,103	3,736
Accrued engineering and production costs	3,080	2,861
Accrued restructuring	11,022	8,301
Accrued royalty	438	603
Short-term lease liabilities	9,413	9,132
Accrued customer credits	1,011	3,984
Income tax liability	745	521
Customer contract liabilities	114	1,597
Accrued obligations to customers for price adjustments	42,954	54,837
Accrued obligations to customers for stock rotation rights	252	349
Contingent consideration – current portion	2,600	2,462
Other	4,340	6,242
	$87,408	$98,468

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2022	$(5,180)	$4,159	$(1,021)
Other comprehensive income (loss) before reclassifications, net of tax	121	(206)	(85)
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans, net of tax	—	(2,685)	(2,685)
Net current period other comprehensive income (loss)	121	(2,891)	(2,770)
Balance at December 31, 2023	(5,059)	1,268	(3,791)
Other comprehensive income (loss) before reclassifications, net of tax	(3,030)	(19)	(3,049)
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans, net of tax	—	17	17
Net current period other comprehensive income (loss)	(3,030)	(2)	(3,032)
Balance at December 31, 2024	$(8,089)	$1,266	$(6,823)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(446)	(571)
Unamortized debt issuance costs	(1,558)	(2,054)
Net carrying amount of long-term debt	122,996	122,375
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$122,996	$122,375
As of December 31, 2024 and December 31, 2023, the weighted average effective interest rate on aggregate debt was approximately 7.8% and 7.6%, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized total amortization of debt discount and debt issuance costs of $0.6 million, $0.6 million, and $1.3 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of December 31, 2024 and December 31, 2023 was $118.6 million and $114.5 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of December 31, 2024, the outstanding principal balance of $125.0 million is due in full on June 23, 2028 upon maturity of the loan.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2024, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under this agreement upon closing of the merger.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of December 31, 2024, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
Employee Stock-Based Compensation Plans
At December 31, 2024, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation clawback policy adopted by the Company on December 13, 2018, which applies to compensation that was received prior to October 2, 2023.
As of December 31, 2024, the number of shares of common stock available for future issuance under the 2010 Plan was 15,282,897 shares.
2010 Employee Stock Purchase Plan
The ESPP authorizes the issuance of shares of the Company’s common stock pursuant to purchase rights granted to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year, equal to the least of: 968,741 shares of the Company’s common stock; one and a quarter percent (1.25%) of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or such lesser amount as may be determined by the Company’s board of directors or a committee appointed by the Company’s board of directors to administer the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. Generally, all eligible employees, including executive officers, employed by the Company may participate in the ESPP and may contribute up to 15% of their earnings for the purchase of the Company’s common stock under the ESPP. Unless otherwise determined by the Company’s board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2024, the number of shares of common stock available for future issuance under the ESPP was 6,334,688 shares.
2024 Inducement Equity Incentive Plan
On May 22, 2024, the Board of Directors adopted the Inducement Plan pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, and, subject to the adjustment provisions of the Inducement Plan, reserved 4,000,000 shares of the Company's common stock for issuance under equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2010 Plan, including with respect to treatment of equity awards in the event of a merger or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company as an inducement material to the individuals’ entry into employment with the Company. As of December 31, 2024, the number of shares of common stock available for future issuance under the Inducement Plan was 4,000,000 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2024 and February 2023, the Company issued 0.4 million and 0.9 million freely-tradable (subject to certain restrictions for affiliates) shares, respectively, of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2024 and 2023 performance periods. At December 31, 2024, the Company has an accrual of $4.9 million for bonus awards for employees for achievement in the 2024 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of net revenue	$621	$763	$734
Research and development	38,814	44,189	40,635
Selling, general and administrative	26,586	10,224	40,335
	$66,021	$55,176	$81,704
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2024 was $139.2 million, and the weighted average period over which these equity awards are expected to vest is 2.58 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2024 was $1.7 million and the weighted average period over which these equity awards are expected to vest is 1.16 years. Actual levels of future performance for the unvested periods may differ from current estimates.
The total unrecognized compensation cost related to unvested stock options as of December 31, 2024 was $26.6 million, and the weighted average period over which these equity awards are expected to vest is 3.14 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	5,632	$36.72
Granted[1]	6,075	18.36
Vested	(2,552)	29.47
Canceled[2]	(1,236)	36.56
Outstanding at December 31, 2024	7,919	$24.99
(1) Includes approximately 341 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $14.30.
(2) Includes approximately 56 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $13.47.
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
As of December 31, 2024, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2023	2,653	$34.38
Granted(1)	1,634	17.87
Vested	(58)	24.43
Canceled	(709)	40.47
Outstanding at December 31, 2024	3,520	$25.66
________________
(1) Number of shares granted is based on the maximum percentage achievable in the performance-based restricted stock unit award.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2024, there were 292,614 shares of common stock purchased under the ESPP at a weighted average price of $14.02. During the year ended December 31, 2023, there were 231,794 shares of common stock purchased under the ESPP at a weighted average price of $18.89.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value per share	$5.78 - 6.00	$6.35 - 11.97	$11.97 - 14.25
Risk-free interest rate	4.44 - 5.4%	4.54 - 5.41%	1.54% - 4.54%
Dividend yield	—%	—%	—%
Expected life (in years)	0.50	0.50	0.50
Volatility	49.76 - 95.74%	59.78 - 70.46%	59.78 - 69.74%
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	375	$17.29
Granted	2,694	19.45
Exercised	(39)	7.68
Canceled	(65)	18.79
Outstanding at December 31, 2024	2,965	$19.35	8.2	$2,138
Vested and expected to vest at December 31, 2024	2,775	$19.34	8.10	$2,017
Exercisable at December 31, 2024	341	$18.41	0.60	$469
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2024	2023(1)
Weighted-average grant date fair value per share	10.84 - 11.24	N/A
Risk-free interest rate	4.33%	N/A
Dividend yield	—%	N/A
Expected life (in years)	6.50	N/A
Volatility	57.50%	N/A
__________________
(1) No options were granted during the year ended December 31, 2023.
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
The intrinsic value of stock options exercised during 2024, 2023, and 2022 was $0.5 million, $0.2 million, and $0.9 million, respectively. Cash received from exercise of stock options was $0, $0.2 million and $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. The tax benefit from stock options exercised was $0, $0.4 million and $1.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.
10. Income Taxes
The domestic and international components of income (loss) before income taxes are presented as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(74,358)	$(85,032)	$19,228
Foreign	(164,359)	21,222	154,970
Income (loss) before income taxes	$(238,717)	$(63,810)	$174,198

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$893	$3,827	$12,002
State	16	65	237
Foreign	4,739	9,896	13,432
Total current	5,648	13,788	25,671
Deferred:
Federal	(10,781)	(371)	32,317
State	(3,536)	(4,942)	(3,686)
Foreign	(10,889)	(6,910)	(3,490)
Change in valuation allowance	26,039	7,772	(1,654)
Total deferred	833	(4,451)	23,487
Total income tax provision	$6,481	$9,337	$49,158
The actual income tax provision differs from the amount computed using the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Provision (benefit) at statutory rate	$(50,135)	$(13,288)	$36,582
State income taxes (net of federal benefit)	10	7	187
Research and development credits	(7,720)	(10,066)	(10,146)
Foreign rate differential	28,939	(375)	(21,629)
Stock compensation	7,855	2,213	6,186
Foreign income inclusion	558	27,678	27,971
Provision to return	381	(4,741)	6,236
Uncertain tax positions	300	1,272	2,551
Permanent and other	812	(377)	1,101
Foreign unremitted earnings	(558)	(758)	(490)
Transaction costs	—	—	5
Foreign tax credits	—	—	2,224
Attribute expirations	—	—	34
Valuation allowance	26,039	7,772	(1,654)
Total income tax provision	$6,481	$9,337	$49,158

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the deferred income tax assets are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$39,258	$29,860
Research and development credits	85,659	78,246
Foreign tax credit carryforwards	1,578	71
Accrued expenses and other	17,727	13,106
Lease obligation	2,446	2,942
Accrued compensation	2,991	3,447
Stock-based compensation	11,923	11,203
Intangible assets	9,698	8,967
	171,280	147,842
Less valuation allowance	(100,131)	(74,292)
	71,149	73,550
Deferred tax liabilities:
Fixed assets	(497)	(966)
Leased right-of-use assets	(1,749)	(2,839)
Pension liability	(355)	(371)
Net deferred tax assets	$68,548	$69,374
At December 31, 2024, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $99.2 million, $78.1 million and $248.2 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2028 and 2030, and foreign tax loss will not expire, unless previously utilized.
At December 31, 2024, the Company had federal, state and foreign tax credit carryforwards of approximately $34.0 million, $111.1 million and $3.7 million, respectively. The federal, state and foreign tax credit carryforwards will begin to expire in 2025, 2030 and 2029, respectively, unless previously utilized. The Company also has foreign incentive deductions of approximately $10.0 million that do not expire.
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
The Company recorded an income tax provision of $6.5 million in the year ended December 31, 2024, an income tax provision of $9.3 million in the year ended December 31, 2023, and an income tax provision of $49.2 million in the year ended December 31, 2022.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including tax credits, stock based compensation, tax deficiencies related to stock-based compensation, release of uncertain tax positions under ASC 740-10 and the recognition of a valuation allowance on the Singapore deferred tax assets.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income, or GILTI, also reflects the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended year ended December 31, 2022 resulted primarily from a tax on GILTI, and non-deductible foreign stock-based compensation, offset by a benefit related to research and development tax credits, foreign earnings taxed at rates other than the federal statutory rate and the effect of a release of valuation allowance against certain Singapore deferred tax assets pertaining to usage of net operating losses.
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
At December 31, 2024, the Company’s unrecognized tax benefits totaled $68.9 million, $58.7 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. The unrecognized tax benefits are not expected to materially change in next 12 months. At December 31, 2024, the Company had accrued approximately $0.1 million of interest and penalties. The total amounts of interest and penalties recognized for the years ended December 31, 2024, 2023 and 2022 were not material.

The following table summarizes the changes to the unrecognized tax benefits during 2024, 2023 and 2022:

(in thousands)
Balance as of December 31, 2021	$65,684
Additions based on tax positions related to the current year	3,431
Decreases based on tax positions of prior year	(1,981)
Balance as of December 31, 2022	67,134
Additions based on tax positions related to the current year	3,032
Decreases based on tax positions of prior year	(1,528)
Balance as of December 31, 2023	68,638
Additions based on tax positions related to the current year	2,277
Decreases based on tax positions of prior year	(2,032)
Balance as of December 31, 2024	$68,883
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2024, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2021, 2020, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax benefit in the years ended December 31, 2024, 2023 and 2022 at the incentive rate.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022
Percentage of total net revenue
Customer A	12%	10%	10%
Customer B	*	*	21%
____________________________
*    Represents less than 10% of the net revenues for the period presented.

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	December 31,
	2024	2023
Percentage of gross accounts receivable
Customer C	16%	*
Customer D	*	33%
Customer E	17%	24%
____________________________
*    Represents less than 10% of the gross accounts receivable as of the respective period end.
Significant Suppliers
Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Year Ended December 31,
	2024	2023	2022
Vendor A	36%	23%	26%
Vendor B	17%	23%	25%
Vendor C	11%	10%	12%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$269,079	75%	$521,433	75%	$915,024	82%
Europe	39,470	11%	124,556	18%	142,494	13%
United States	46,941	13%	36,955	5%	40,077	4%
Rest of world	5,038	1%	10,319	2%	22,657	2%
Total	$360,528	100%	$693,263	100%	$1,120,252	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Year Ended December 31,
	2024	2023	2022
Percentage of total net revenue
Hong Kong	41%	37%	43%
China	*	11%	16%
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	December 31,
	2024		2023
	Amount	% of total	Amount	% of total
United States	$323,130	72%	$337,696	69%
Singapore	102,112	23%	113,248	23%
Rest of world	25,838	6%	38,969	8%
Total	$451,080	100%	$489,913	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2024	2023	2022

Broadband	$116,819	$203,519	$493,232
% of net revenue	32%	29%	44%
Connectivity	55,769	138,228	303,925
% of net revenue	15%	20%	27%
Infrastructure	113,907	177,083	136,274
% of net revenue	32%	26%	12%
Industrial and multi-market	74,033	174,433	186,821
% of net revenue	21%	25%	17%
Total net revenue	$360,528	$693,263	$1,120,252
Revenues from sales through the Company’s distributors accounted for 44%, 50% and 46% of net revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Revenue related to the sales of intellectual property recognized during the year ended December 31, 2024 has been allocated by market based upon the usage of such intellectual property.
Contract Liabilities
As of December 31, 2024 and 2023, customer contract liabilities were approximately $0.1 million and $1.6 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the years ended December 31, 2024, 2023, and 2022 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the years ended December 31, 2024, 2023, and 2022, respectively.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2024 and December 31, 2023, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $43.4 million and $71.7 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of December 31, 2024 were $43.0 million and $0.3 million, respectively, and as of December 31, 2023 were $54.8 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the significant decrease in accrued obligations to customers for price adjustments from approximately $54.8 million as of December 31, 2023 to approximately $43.0 million as of December 31, 2024, was due to a significant decrease in sales to distributors which decreased the corresponding accrued obligations to such customers. The increase or decrease in revenue in the years ended December 31, 2024, 2023, and 2022 from net changes in transaction prices for amounts included in obligations to customers for price adjustments as of the beginning of those respective periods was not material.
As of December 31, 2024 and December 31, 2023, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of December 31, 2024 and December 31, 2023, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 5.0% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.2 years and 3.9 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of December 31, 2024:

Operating Leases
(in thousands)
2025	$10,599
2026	8,265
2027	5,949
2028	2,454
2029	1,596
Thereafter	—
Total minimum payments	28,863
Less: imputed interest	(2,496)
Less: unrealized translation loss	(2)
Total lease liabilities	26,365
Less: short-term lease liabilities	(9,413)
Long-term lease liabilities	$16,952
Operating lease cost was $9.9 million, $10.8 million, and $10.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Short-term lease costs for each of the years ended December 31, 2024, 2023, and 2022, respectively, were not material. There were $1.2 million, $12.3 million, and $12.0 million of right-of-use assets obtained in exchange for new lease liabilities for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains certain defined benefit retirement plans, including a pension plan, in foreign jurisdictions. During the year ended December 31, 2023, the Company paid approximately $3.2 million to a third party life insurance and pension provider to fund and administer future benefit payments for substantially all of the employees in one of the Company’s defined benefit retirement plans and recorded a gain on partial settlement of such pension plan of approximately $1.0 million. As of December 31, 2024 and December 31, 2023, the defined benefit obligation was $0.4 million and $1.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.3

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, $0.2 million, and $0.5 million respectively for the years ended December 31, 2024, 2023, and 2022 respectively, and were recorded to research and development expenses in the consolidated statements of operations.
Benefit Obligation and Plan Assets for Pension Benefit Plans
The vested benefit obligation for a defined-benefit pension or other retirement plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee’s expected date of separation or retirement.

	December 31, 2024	December 31, 2023
	(in thousands)
Changes in projected benefit obligation:
Projected benefit obligation, beginning of period	$1,383	$6,573
Service cost	—	233
Interest cost	16	247
Actuarial (gain) loss	29	284
Benefits paid and settlements	(951)	(6,060)
Currency exchange rate changes	(47)	106
Projected benefit obligation, end of period	430	1,383

Changes in fair value of plan assets:
Fair value of plan assets, beginning of period	—	4,895
Actual return on plan assets	—	(194)
Employer contributions	—	3,245
Plan settlements	—	(8,162)
Currency exchange rate changes	—	216
Fair value of plan assets, end of period	—	—
Net unfunded status	$430	$1,383

Amounts recognized in the Consolidated Balance Sheets
Other long-term liabilities	$430	$1,383
Accumulated other comprehensive (income) loss, before tax	$1,266	$4,083
Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement. The Company uses the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.
As of December 31, 2024 and December 31, 2023, all plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As of December 31, 2024 and December 31, 2023, the accumulated benefit obligations were $0.4 million and $1.1 million for the pension plans.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
	(in thousands)
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$430	$1,145
Plan assets	$—	$—

Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$430	$1,383
Plan assets	$—	$—
Assumptions for Pension Benefit Plans

	December 31, 2024	December 31, 2023
	(in thousands)
Weighted average actuarial assumptions used to determine benefit obligations
Discount rate	3.3%	3.5% - 3.9%
Rate of compensation increase	3.8%	3.0% - 3.8%

Weighted average actuarial assumptions used to determine costs
Discount rate	3.3%	3.5%- 3.9%
Expected long-term rate of return on plan assets	—%	—%
Rate of compensation increase	3.8%	3.0% - 3.8%
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
Pension Plan Assets
The plan assets were $0 as of December 31, 2024 and 2023, since all assets were transferred to the third party life insurance and pension provider that is funding and administering future benefit payments for substantially all of the employees in the plan. Prior to the transfer, pension assets were held in liquid cash and cash equivalents.
Estimated Future Benefit Payments for Pension Benefit Plans
At December 31, 2024, the estimated benefit payments over the next five years and beyond are as follows:

Estimated Future Benefit Payments
(in thousands)
2025	$69
2026	43
2027	43
2028	43
2029	30
Thereafter	60
$287

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2024, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
2025	$39,872	$32,131	$72,003
2026	11,390	19,482	30,872
2027	—	3,673	3,673
2028	—	—	—
Total minimum payments	$51,262	$55,286	$106,548
Other obligations consist of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of December 31, 2024, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the years ended December 31, 2024 and 2023, the Company recognized no amounts in previously deferred amounts from other parties due to resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. On November 25, 2024, the MaxLinear defendants filed a motion to dismiss the Amended Complaint. MaxLinear intends to continue to vigorously defend its position.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion (the "HBK Plaintiffs"), filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On January 2, 2025, the court granted the defendants a motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. MaxLinear intends to continue to vigorously defend its position.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.

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
16. Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss) for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net revenue	$360,528	$693,263	$1,120,252
Cost of net revenue	165,746	307,600	470,483
Gross profit	194,782	385,663	649,769

Less:
Employee related	243,231	268,231	328,264
Depreciation and amortization	17,555	20,109	27,935
Design and prototype expenses	60,497	69,804	71,089
Professional fees	23,531	23,409	17,787
Occupancy	18,704	20,107	19,375
Restructuring	53,379	19,786	2,265
Impairment of intangibles	1,237	2,438	2,811
Impairment of investments	11,769	—	—
Interest and other (income) expense, net	3,596	25,589	6,045
Income tax expense	6,481	9,337	49,158
Segment net income (loss)	$(245,198)	$(73,147)	$125,040
17. Stock Repurchases
On February 23, 2021, the Company’s board of directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock over a period which ended February 16, 2024. The amount and timing of repurchases were subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases were funded from available working capital and were effected through open market purchases, block transactions, and privately negotiated transactions. The share repurchase program did not obligate the Company to make any repurchases and was able to be modified, suspended, or terminated by the Company at any time without prior notice.
The share repurchase program was suspended from July 2022 until its expiration due to the Company’s previously pending (now terminated) merger with Silicon Motion (Note 3). As a result, during the year ended December 31, 2024 and 2023, the Company did not repurchase any shares of its common stock under the repurchase program.
During the year ended December 31, 2022, the Company repurchased 564,449 shares of its common stock at a weighted average price of $55.7972 per share at an aggregate value of approximately $31.5 million under the repurchase program.
As of December 31, 2024, the aggregate value of common stock repurchased under the program was approximately $55.0 million and no shares remained available for repurchase under the program, as the plan expired on February 16, 2024.