Form 10-Q
period 2025-03-31
MAXLINEAR, INC
filed 2025-04-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 16, 2025, the registrant had 86,373,820 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$102,773	$118,575
Short-term restricted cash	1,267	1,003
Accounts receivable, net	98,925	85,464
Inventory	86,005	90,343
Prepaid expenses and other current assets	31,436	28,057
Total current assets	320,406	323,442
Long-term restricted cash	25	25
Property and equipment, net	55,546	59,300
Leased right-of-use assets	17,939	18,184
Intangible assets, net	51,587	55,008
Goodwill	318,588	318,588
Deferred tax assets	69,345	68,662
Other long-term assets	21,845	21,430
Total assets	$855,281	$864,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,355	$31,378
Accrued price protection liability	47,683	43,401
Accrued expenses and other current liabilities	106,994	87,408
Accrued compensation	23,861	20,097
Total current liabilities	196,893	182,284
Long-term lease liabilities	15,774	16,952
Long-term debt	123,150	122,996
Other long-term liabilities	26,289	26,124
Total liabilities	362,106	348,356

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 86,374 shares issued and outstanding at March 31, 2025 and 84,613 shares issued and outstanding December 31, 2024	9	8
Additional paid-in capital	912,570	886,823
Accumulated other comprehensive loss	(5,966)	(6,823)
Accumulated deficit	(413,438)	(363,725)
Total stockholders’ equity	493,175	516,283
Total liabilities and stockholders’ equity	$855,281	$864,639

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$95,933	$95,269
Cost of net revenue	42,102	46,001
Gross profit	53,831	49,268
Operating expenses:
Research and development	55,457	64,766
Selling, general and administrative	36,589	36,488
Restructuring charges	7,879	22,630
Total operating expenses	99,925	123,884
Loss from operations	(46,094)	(74,616)
Interest income	864	1,822
Interest expense	(2,504)	(2,711)
Other income (expense), net	(1,268)	1,434
Total other income (expense), net	(2,908)	545
Loss before income taxes	(49,002)	(74,071)
Income tax provision (benefit)	711	(1,762)
Net loss	$(49,713)	$(72,309)
Net loss per share:
Basic	$(0.58)	$(0.88)
Diluted	$(0.58)	$(0.88)
Shares used to compute net loss per share:
Basic	85,271	82,349
Diluted	85,271	82,349

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(49,713)	$(72,309)
Foreign currency translation adjustments, net of tax benefit of $5 for the three months ended March 31, 2025, and net of tax benefit of $49 for the three months ended March 31, 2024	857	(1,782)
Total comprehensive loss	$(48,856)	$(74,091)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2025
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	84,613	$8	$886,823	$(6,823)	$(363,725)	$516,283
Common stock issued pursuant to equity awards, net	1,761	1	2,876	—	—	2,877
Stock-based compensation	—	—	22,871	—	—	22,871
Other comprehensive income	—	—	—	857	—	857
Net loss	—	—	—	—	(49,713)	(49,713)
Balance at March 31, 2025	86,374	$9	$912,570	$(5,966)	$(413,438)	$493,175

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(49,713)	$(72,309)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	11,149	16,684
Amortization of debt issuance costs and accretion of discounts	510	688
Stock-based compensation	22,911	17,061
Deferred income taxes	(678)	(2,685)
Loss on disposal of property and equipment	—	390
(Adjustments to) impairment of leased right-of-use assets	(22)	2,038
Gain on extinguishment of lease liabilities	—	(569)
(Gain) loss on foreign currency	1,184	(968)
Excess tax deficiencies on stock-based awards	1,575	1,367
Changes in operating assets and liabilities:
Accounts receivable	(13,461)	44,389
Inventory	4,338	3,783
Prepaid expenses and other assets	(3,724)	(2,044)
Accounts payable, accrued expenses and other current liabilities	4,189	9,275
Accrued compensation	8,717	8,707
Accrued price protection liability	4,282	(6,451)
Lease liabilities	(2,817)	(2,505)
Other long-term liabilities	160	(881)
Net cash provided by (used in) operating activities	(11,400)	15,970

Investing Activities
Purchases of property and equipment	(1,989)	(8,342)
Purchases of intangible assets	—	(368)
Net cash used in investing activities	(1,989)	(8,710)

Financing Activities
Net proceeds from issuance of common stock, net of costs	(10)	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,130)	(2,103)
Net cash used in financing activities	(2,140)	(2,103)
Effect of exchange rate changes on cash and cash equivalents	(9)	(583)
Increase (decrease) in cash, cash equivalents and restricted cash	(15,538)	4,574
Cash, cash equivalents and restricted cash at beginning of period	119,603	188,356
Cash, cash equivalents and restricted cash at end of period	$104,065	$192,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,145	$2,478
Cash paid for income taxes	$1,228	$1,364

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$5,017	$10,880
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization and Summary of Significant Accounting Policies
Description of Business
MaxLinear, Inc. was incorporated in Delaware in September 2003. MaxLinear, Inc., together with its directly and indirectly wholly-owned subsidiaries, collectively referred to as MaxLinear, or the Company, is a provider of communications systems-on-chips, or SoCs, solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. MaxLinear is a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. MaxLinear’s customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, which incorporate the Company’s products in a wide range of electronic devices. Examples of such devices include broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, Passive Optical Network, or PON, and DSL; Wi-Fi and wireline routers for home networking; radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; as well as power management and interface products used in these and many other markets.
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
In the opinion of management, the Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows.
The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2025, or the Annual Report. Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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
Use of Estimates and Significant Risks and Uncertainties
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 23, 2025, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the three months ended March 31, 2025.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company beginning with annual periods in 2024 and interim periods in 2025 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.
Recently Issued, Not Yet Adopted Accounting Pronouncements
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
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively for annual periods in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively for annual periods in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.
2. Net Income (Loss) Per Share
Basic earnings per share, or EPS, is calculated by dividing net loss by the weighted-average number of common shares

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(49,713)	$(72,309)
Denominator:
Weighted average common shares outstanding—basic	85,271	82,349
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	85,271	82,349
Net loss per share:
Basic	$(0.58)	$(0.88)
Diluted	$(0.58)	$(0.88)
For the three months ended March 31, 2025 and 2024, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 5.0 million and 5.0 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
In the three months ended March 31, 2025, the Company incurred $7.9 million in restructuring costs which included $6.3 million in charges under contracts associated with CAD tool licenses that the Company ceased using during the quarter and $1.6 million in severance costs and related expenses in connection with a workforce reduction.
The Company expects to complete the workforce reduction in the second quarter of 2025 and estimates that it will incur an additional $4.0 million to $6.0 million in restructuring costs. Estimated restructuring costs remaining to be incurred for the restructuring plan pertain to severance and related costs to be incurred upon completion of notice to employees and exiting of additional leased office space, and are anticipated to be incurred in the second quarter of 2025. The estimate of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Employee separation expenses	$1,597	$19,938
Lease related charges, net of adjustments	2	2,137
Other	6,280	555
	$7,879	$22,630
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2025. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2024	$4,058	$1,297	$10,356	$15,711
Restructuring charges	1,597	561	6,280	8,438
Adjustments to restructuring charges	—	(559)	—	(559)
Cash payments	(2,277)	(115)	(1)	(2,393)
Non-cash charges and adjustments	9	(91)	(3,098)	(3,180)
Liability as of March 31, 2025	3,387	1,093	13,537	18,017
Less: current portion as of March 31, 2025	(3,387)	(1,093)	(8,855)	(13,335)
Long-term portion as of March 31, 2025	$—	$—	$4,682	$4,682
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
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2025 and 2024.

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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2025 and 2024, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2025			December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$24,661	$(2,665)	$21,996	$24,661	$(2,418)	$22,243
Developed technology	6.9	311,261	(286,014)	25,247	311,261	(283,432)	27,829
Trademarks and trade names	6.2	14,800	(14,455)	345	14,800	(14,419)	381
Customer relationships	5.0	128,800	(128,272)	528	128,800	(127,887)	913
Patents	7.0	4,780	(1,309)	3,471	4,780	(1,138)	3,642
	6.1	$484,302	$(432,715)	$51,587	$484,302	$(429,294)	$55,008
The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of net revenue	$2,829	$8,468
Selling, general and administrative	592	591
	$3,421	$9,059
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$55,008	$73,630
Additions	—	368
Amortization	(3,421)	(9,059)
Ending balance	$51,587	$64,939
The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value.
During the three months ended March 31, 2025 and 2024, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2025:

Amount
(in thousands)
2025 (9 months)	$10,717
2026	13,974
2027	10,552
2028	5,096
2029	4,009
Thereafter	7,239
Total	$51,587
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	March 31, 2025	December 31, 2024
	(in thousands)
Liabilities
Contingent consideration	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of each of March 31, 2025 and December 31, 2024, respectively, is associated with the Company’s acquisition of Company Y in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to Company Y was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes the activity in Level 3 financial instruments:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Contingent consideration
Beginning balance	$2,600	$2,462
Accretion of discount(1)	—	73
Ending balance	$2,600	$2,535
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration were due to accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments. for the three months ended March 31, 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$102,773	$118,575
Short-term restricted cash	1,267	1,003
Long-term restricted cash	25	25
Total cash, cash equivalents and restricted cash	$104,065	$119,603
As of March 31, 2025 and December 31, 2024, cash and cash equivalents included money market funds of approximately $59.3 million and $59.1 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had restricted cash of approximately $1.3 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Work-in-process	$53,605	$53,979
Finished goods	32,400	36,364
	$86,005	$90,343

Inventory decreased $4.3 million from $90.3 million as of December 31, 2024 to $86.0 million as of March 31, 2025, as the Company’s management continued to lower inventory levels.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2025	December 31, 2024
		(in thousands)
Furniture and fixtures	5	$3,927	$3,937
Machinery and equipment	3-5	83,244	80,804
Masks and production equipment	5	63,898	63,803
Software	3	11,310	11,178
Leasehold improvements	1-5	35,012	34,981
Construction in progress	N/A	384	898
		197,775	195,601
Less: accumulated depreciation and amortization		(142,229)	(136,301)
		$55,546	$59,300
Depreciation expense for the three months ended March 31, 2025 and 2024 was $5.8 million and $5.5 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million. In October 2024, the terms of this note receivable were renegotiated, and the first initial repayment of $0.5 million was due by March 31, 2025, $1.5 million is due by March 31, 2026, and annual repayments of $2.0 million per year are due annually thereafter by March 31, from 2027 through 2030, provided that certain production utilization targets for the prior year are met. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.
During the year ended December 31, 2024, a portion of the note receivable, or $0.5 million, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of March 31, 2025 and December 31, 2024, respectively.
Accrued price protection liability was $47.7 million at March 31, 2025 and $43.4 million at December 31, 2024. The increase in price protection liability was driven by new rebate activity, offset by payments of rebates, as reflected in the table below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$43,401	$71,684
Charged as a reduction of revenue	7,753	12,606
Reversal of unclaimed rebates	—	(474)
Payments	(3,471)	(18,583)
Ending balance	$47,683	$65,233

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued technology license payments	$3,627	$4,336
Accrued professional fees	9,542	7,103
Accrued engineering and production costs	3,509	3,080
Accrued restructuring	13,335	11,022
Accrued royalty	375	438
Short-term lease liabilities	9,888	9,413
Accrued customer credits	2,876	1,011
Income tax liability	891	745
Customer contract liabilities	64	114
Accrued obligations to customers for price adjustments	56,185	42,954
Accrued obligations to customers for stock rotation rights	246	252
Contingent consideration - current portion	2,600	2,600
Other	3,856	4,340
	$106,994	$87,408
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2024	$(8,089)	$1,266	$(6,823)
Other comprehensive loss before reclassifications, net of tax	857	—	857
Balance at March 31, 2025	$(7,232)	$1,266	$(5,966)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(414)	(446)
Unamortized debt issuance costs	(1,436)	(1,558)
Net carrying amount of long-term debt	123,150	122,996
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,150	$122,996
As of March 31, 2025 and December 31, 2024, the weighted average effective interest rate on aggregate debt was approximately 7.0% and 7.8%, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended March 31, 2025 and 2024, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of March 31, 2025 and December 31, 2024 was $119.9 million and $118.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of March 31, 2025, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2025, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under such agreement upon closing of the merger.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of March 31, 2025, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
Employee Stock-Based Compensation Plans
At March 31, 2025, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
As of March 31, 2025, the number of shares of common stock available for future issuance under the 2010 Plan was 16,105,720 shares, including stock options and restricted stock unit awards outstanding at March 31, 2025 of 11,189,718 shares.
As of March 31, 2025, the number of shares of common stock available for future issuance under the ESPP was 7,303,429 shares.
As of March 31, 2025, the number of shares of common stock available for future issuance under the Inducement Plan was 4,000,000 shares, including 342,435 shares subject to restricted stock unit awards outstanding as of March 31, 2025.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2025, the Company issued 0.1 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2024 performance period. At March 31, 2025, the Company has an accrual of $6.8 million for bonus awards for employees for year-to-date achievement in the 2025 performance period. The Company’s compensation committee retains discretion to effect payment in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of net revenue	$282	$181
Research and development	14,656	10,441
Selling, general and administrative	7,973	6,439
	$22,911	$17,061
The total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2025 was $115.3 million, and the weighted average period over which these equity awards are expected to vest is 2.39 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2025 was $0.9 million, and the weighted average period over which these equity awards are expected to vest is 1.27 years. Actual levels of future performance for the unvested periods may differ from current estimates.
The total unrecognized compensation cost related to unvested stock options as of March 31, 2025 was $23.2 million, and the weighted average period over which these equity awards are expected to vest is 2.89 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	7,919	$24.99
Granted[1]	469	17.53
Vested	(1,904)	24.24
Canceled[2]	(504)	26.25
Outstanding at March 31, 2025	5,980	$24.54
____________
(1) Includes approximately 60 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $16.83.
(2) Includes approximately 3 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $15.62.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each year-long performance period, as defined in the underlying agreement, in a three-year performance period based on whether the Company’s annual growth rate in net sales and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods, equals or exceeds the 50th percentile.
The Company’s relative percentile rank in net sales and non-GAAP diluted earnings per share is determined by ranking the designated peer group companies (including MaxLinear) from the highest to the lowest according to their annual growth rate in each metric for the performance year, then calculating the percentile ranking of MaxLinear relative to other companies in the designated peer group. If the Company’s relative percentile rank for each metric at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for these metrics is greater or equal to the 25th percentile, vesting may range from 50% up to a maximum 250% of target; such maximum may be achieved in year three if performance at or above the 75th percentile is achieved.
For the performance-based restricted stock units granted to date, 60% of each performance-based award is subject to the net sales metric for the performance period and 40% is subject to the non-GAAP diluted earnings per share metric for the performance period. The maximum percentage for a particular metric is 250% of the target number of units subject to the award related to that metric, however, vesting of the performance stock units is capped at 30% and 100%, respectively, of the target number of units subject to the award in years one and two, respectively, of the three-year performance period. The number of shares granted is based on the maximum percentage achievable (250%) in the performance-based restricted stock unit award, in order to reserve an adequate number of shares for any potential future vesting.
As of March 31, 2025, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	3,520	$25.66
Canceled(1)	(826)	38.09
Outstanding at March 31, 2025	2,694	$21.84
________________
(1) Includes shares canceled due to achievement below threshold amounts from shares granted which were previously reserved at the maximum achievable (250%). No shares were eligible to vest for the 2024 performance period due to achievement below the 25th percentile.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2025 and 2024, there were no shares of common stock purchased under the ESPP.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Weighted-average grant date fair value per share	$6.00	$6.35
Risk-free interest rate	4.44%	5.41%
Dividend yield	—%	—%
Expected life (in years)	0.50	0.50
Volatility	95.74%	70.46%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,965	$19.35
Canceled	(247)	18.76
Outstanding at March 31, 2025	2,718	$19.39	7.85	$—
Vested and expected to vest at March 31, 2025	2,564	$19.39	7.78	$—
Exercisable at March 31, 2025	573	$18.87	3.91	$—
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2025(1)	2024
Weighted-average grant date fair value per share	N/A	$10.84 - $11.24
Risk-free interest rate	N/A	4.33%
Dividend yield	N/A	$—
Expected life (in years)	N/A	6.50
Volatility	N/A	57.50%
__________________
(1) No options were granted during the three months ended March 31, 2025.
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
The intrinsic value of stock options exercised was $0 and $0.5 million in the three months ended March 31, 2025 and 2024, respectively.
Cash received from exercise of stock options was negligible during the three months ended March 31, 2025 and 2024.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The tax benefit from stock options exercised was $0 and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.
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
The Company recorded an income tax provision of $0.7 million in the three months ended March 31, 2025 and an income tax benefit of $1.8 million in the three months ended March 31, 2024.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended March 31, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.
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
During the three months ended March 31, 2025, the Company’s unrecognized tax benefits increased by $0.2 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2025 were approximately $0.1 million and $4 thousand, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2025, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2021, 2020, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. Due to this Singapore valuation allowance, no income tax provision was recorded for the three months ended March 31, 2025. The Company recorded income taxes in the three months ended March 31, 2024 at the incentive rate.

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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows,

	Three Months Ended March 31,
	2025	2024
Percentage of total net revenue
Customer A	*	23%
Customer B	17%	13%
Customer C	11%	*
______________________________________
*    Represents less than 10% of the net revenues for the period presented.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	March 31, 2025	December 31, 2024
Percentage of gross accounts receivable
Customer D	21%	16%
Customer E	18%	17%

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended March 31,
	2025	2024
Vendor A	20%	*
Vendor B	36%	45%
Vendor C	13%	11%
____________________________
*    Represents less than 10% of total inventory purchases for the period presented.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$75,261	78%	$55,832	59%
Europe	14,954	16%	7,448	8%
United States	5,529	6%	30,474	32%
Rest of world	189	—%	1,515	2%
Total	$95,933	100%	$95,269	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2025	2024
Percentage of total net revenue
Hong Kong	49%	28%
Vietnam	11%	*
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amount	% of total	Amount	% of total
United States	$321,780	73%	$323,130	72%
Singapore	98,792	22%	102,112	23%
Rest of world	23,088	5%	25,838	6%
Total	$443,660	100%	$451,080	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2025	2024

Broadband	$40,883	$33,055
% of net revenue	43%	35%
Connectivity	20,235	9,711
% of net revenue	21%	10%
Infrastructure	26,561	32,605
% of net revenue	28%	34%
Industrial and multi-market	8,254	19,898
% of net revenue	9%	21%
Total net revenue	$95,933	$95,269
Revenues from sales through the Company’s distributors accounted for 37% and 36% of net revenue for the three months ended March 31, 2025 and 2024, respectively.
Contract Liabilities
As of March 31, 2025 and December 31, 2024, customer contract liabilities were approximately $0.1 million and $0.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the three months ended March 31, 2025 and 2024 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the three months ended March 31, 2025 and 2024.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2025 and December 31, 2024, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $47.7 million and $43.4 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2025 were $56.2 million and $0.2 million, respectively, and as of December 31, 2024 were $43.0 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the significant increase in accrued obligations to customers for price adjustments from approximately $43.0 million as of December 31, 2024 to approximately $56.2 million as of March 31, 2025, was due to an increase in sales to distributors which increased the corresponding accrued obligations to such customers and timing on issuing credit to customers. The increase or decrease in revenue for the three months ended March 31, 2025 and 2024 from net changes in transaction prices for amounts included in obligations to customers for price adjustments and estimates of stock rotation returns to be claimed by distributors as of the beginning of those respective periods was not material.
As of March 31, 2025 and December 31, 2024, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.8% and 5.0%, respectively, and the weighted average remaining lease term for operating leases was 3.0 years and 3.2 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2025:

Operating Leases
(in thousands)
2025 (9 months)	$8,362
2026	9,232
2027	6,283
2028	2,454
2029	1,596
Thereafter	—
Total minimum payments	27,927
Less: imputed interest	(2,263)
Less: unrealized translation loss	(2)
Total lease liabilities	25,662
Less: short-term lease liabilities	(9,888)
Long-term lease liabilities	$15,774
Operating lease cost was $2.3 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.
Short-term lease costs for the three months ended March 31, 2025 and 2024 were not material.
There were $1.7 million and $1.0 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2025 and 2024, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans in certain foreign jurisdictions. As of March 31, 2025, the net defined benefit obligation was $0.4 million. As of December 31, 2024, the net defined benefit obligation was $0.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $40 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and were recorded to research and development expenses in the consolidated statements of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2025, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2025 (9 months)	$66,795	$22,761	$89,556
2026	6,617	20,495	27,112
2027	8,841	4,704	13,545
2028	—	610	610
2029	—	628	628
Thereafter	—	3,437	3,437
Total minimum payments	$82,253	$52,635	$134,888
Other obligations consist primarily of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of March 31, 2025, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the three months ended March 31, 2025 and 2024, the Company did not recognize income from any previously deferred amounts from other parties upon resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. On November 25, 2024, the MaxLinear defendants filed a motion to dismiss the Amended Complaint. Briefing on the motion is complete and MaxLinear is awaiting a decision by the court. MaxLinear intends to continue to vigorously defend its position.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, or collectively, the HBK Plaintiffs, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On January 2, 2025, the court granted the defendants a motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. Briefing on the motion is complete and MaxLinear is awaiting a decision by the court. MaxLinear intends to continue to vigorously defend its position.
MaxLinear Stockholder Litigation
On February 12, 2025, the plaintiff, Joshua M. Steffens, brought a shareholder derivative action on behalf of MaxLinear in the United States District Court for the Southern District of California, against current and former members of MaxLinear’s Board of Directors and certain of its executive officers. The complaint alleges breach of fiduciary duties and violation of federal securities laws. This is a follow-on derivative lawsuit alleging that the defendants concealed their intention to terminate the merger with Silicon Motion, leading to the filing of the Silicon Motion stockholder lawsuits referenced above, thereby causing harm to MaxLinear. The complaint seeks money damages, directing the individual defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they have obtained as a result of their unlawful conduct, including all salaries, bonuses, fees, stock award, options and common stock sale proceeds, and imposing a constructive trust thereon, punitive damages, costs and expenses, and such other relief that the court deems appropriate. This matter is stayed pending resolution of the Silicon Motion stockholder lawsuits referenced above.
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
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C., or collectively, Dish, filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims were (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy, or IPR Policy, by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs.
On February 14, 2025, the court dismissed with prejudice six of the eight counterclaims against MaxLinear, as follows: (1) fraud arising from a civil conspiracy, (2) quasi-contract for restitution/unjust enrichment, (3) combination in restraint of trade, (4) violation of the Cartwright Act (by Dish California only), (5) patent misuse, and (6) violation of Cal. Bus. & Prof. Code § 17200 et seq.
MaxLinear intends to continue to vigorously defend its position against Dish’s remaining two counterclaims.
Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC, or together, Cox, in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and asserted claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On February 14, 2025, the court dismissed with prejudice the unjust enrichment counterclaim against MaxLinear.
In the second action, in response to Entropic suing Cox for patent infringement, Cox filed counterclaims against MaxLinear. Cox alleges that MaxLinear granted CableLabs a non-exclusive, royalty-free license to all patents essential for compliance with DOCSIS specifications. It further alleges that MaxLinear breached this agreement when MaxLinear assigned certain patents to Entropic. Cox amended its counterclaims on January 9, 2024 and asserted claims for breach of contract, unjust enrichment, and declaratory judgment. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On February 14, 2025, the court dismissed with prejudice all the counterclaims against MaxLinear in this matter.
MaxLinear intends to continue to vigorously defend its position against Cox’s remaining two counterclaims.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
DIRECTV Litigation
On November 7, 2023, Entropic filed an amended complaint against DIRECTV, LLC, AT&T, Inc., AT&T Services, Inc., and AT&T Communications, LLC, in the Central District of California, for infringement of twelve patents. DIRECTV, LLC, or DIRECTV, filed its answer to the amended complaint on March 28, 2025. DIRECTV’s answer asserted five counterclaims against MaxLinear. The counterclaims against MaxLinear include two separate breach of contract claims, failure to negotiate in good faith, and declaratory judgment that MaxLinear’s transfer of patents to Entropic was void. MaxLinear intends to vigorously defend its position against these counterclaims.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
16. Segment Reporting
The following table presents segment revenue, gross profit, and net loss for the periods presented in thousands:

	Three Months Ended March 31,
	2025	2024
Net revenue	$95,933	$95,269
Cost of net revenue	42,102	46,001
Gross profit	53,831	49,268

Less:
Employee related	67,103	69,744
Depreciation and amortization	4,463	4,360
Design and prototype expenses	9,671	17,268
Professional fees	6,511	5,054
Occupancy expenses	4,298	4,828
Restructuring expenses	7,879	22,630
Interest and other (income) expense, net	2,908	(545)
Income tax expense (benefit)	711	(1,762)
Segment net loss	$(49,713)	$(72,309)

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
Overview
We are a provider of communications systems-on-chips, or SoCs, solutions used in broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. Our ability to design analog and mixed-signal circuits in complementary metal-oxide-semiconductors, or CMOS, allows us to efficiently combine analog functionality and complex digital signal processing logic in the same integrated circuit. As a result, we believe our solutions have exceptional levels of functional integration and performance, low manufacturing cost, and reduced power consumption versus competition. These solutions also enable shorter design cycles, significant design flexibility and low system-level cost across a range of markets.
Our customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; optical transceivers targeting hyperscale data centers; Wi-Fi and wireline routers for home networking; broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, passive optical network, or PON, and digital subscriber line, or DSL; as well as power management and interface products used in these and many other markets.
In the three months ended March 31, 2025, net revenue was $95.9 million, which was derived in part from sales of RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We have experienced slower than expected recovery in sales across all of our end markets. This is primarily driven by excess inventory in the channels as well as slower demand in regions such as China. Geopolitical tensions and changing trade policies, including escalating tariffs between the United States and China, and other countries, continue to influence the semiconductor industry as well as the global economy. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.
Products shipped to Asia accounted for 78% and 59% of net revenue during the three months ended March 31, 2025 and 2024, respectively, including 49% from products shipped to Hong Kong and 11% from products shipped to Vietnam during the three months ended March 31, 2025 and 28% from products shipped to Hong Kong during the three months ended March 31, 2024. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2025 and 2024 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2025, two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 66% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.

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
Recent Developments
Restructuring
In the three months ended March 31, 2025, we incurred $7.9 million in restructuring costs which included $6.3 million in charges under contracts associated with CAD tool licenses which we ceased using during the quarter and $1.6 million in severance costs and related expenses in connection with a workforce reduction.
We expect to complete the workforce reduction in the second quarter of 2025 and estimate that we will incur an additional $4.0 million to $6.0 million in restructuring costs. Estimated restructuring costs remaining to be incurred for the restructuring plan pertain to severance and related costs to be incurred upon completion of notice to employees and exiting of additional leased office space, and are anticipated to be incurred in the second quarter of 2025. The estimate of costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.
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
We believe that accounting estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting estimates. Accordingly, those are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the Securities and Exchange Commission, or SEC, on January 29, 2025, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
Recently Adopted Accounting Pronouncements
See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this report, if any.
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

Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) generally consists of income (expense) generated from non-operating transactions, net gains (losses) from sales or impairment of investments and/or income or losses from investments, if any, including unrealized holding gains (losses) from certain investments required to be marked to market value, if any.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net revenue	100%	100%
Cost of net revenue	44	48
Gross profit	56	52
Operating expenses:
Research and development	58	68
Selling, general and administrative	38	38
Restructuring charges	8	24
Total operating expenses	104	130
Loss from operations	(48)	(78)
Interest income	1	2
Interest expense	(3)	(3)
Other income (expense), net	(1)	2
Total other income (expense), net	(3)	1
Loss before income taxes	(51)	(78)
Income tax provision (benefit)	1	(2)
Net loss	(52)%	(76)%
Net Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Broadband	$40,883	$33,055	$7,828	24%
% of net revenue	43%	35%
Connectivity	20,235	9,711	10,524	108%
% of net revenue	21%	10%
Infrastructure	26,561	32,605	(6,044)	(19)%
% of net revenue	28%	34%
Industrial and multi-market	8,254	19,898	(11,644)	(59)%
% of net revenue	9%	21%
Total net revenue	$95,933	$95,269	$664	1%

Net revenue increased $0.7 million to $95.9 million for the three months ended March 31, 2025, as compared to $95.3 million for the three months ended March 31, 2024, due in part to recovery in our broadband and connectivity markets. The increase in broadband net revenue of $7.8 million was driven by increases in the volume of broadband SOC shipments in this category. The increase in connectivity net revenue of $10.5 million was driven by improvements in Wi-Fi and ethernet product shipments. The decrease in net infrastructure revenues of $6.0 million was driven by a decrease in IP licensing revenues in this category, while the volume of shipments of wireless backhaul and high speed interconnect products increased. The decrease in industrial and multi-market net revenue of $11.6 million was driven by decreased volume of shipments of high-performance analog products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$42,102	$46,001	$(3,899)	(8)%
% of net revenue	44%	48%
Gross profit	53,831	49,268	4,563	9%
% of net revenue	56%	52%
Cost of net revenue decreased $3.9 million to $42.1 million for the three months ended March 31, 2025, as compared to $46.0 million for the three months ended March 31, 2024. The decrease was driven by a decrease in amortization of acquired intangible assets. Gross profit percentage improved for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, also due to a decrease in intangible asset amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$55,457	$64,766	$(9,309)	(14)%
% of net revenue	58%	68%
Research and development expense decreased $9.3 million to $55.5 million for the three months ended March 31, 2025, as compared to $64.8 million for the three months ended March 31, 2024. The decrease was driven by decreases in payroll and benefits expense of $6.3 million and CAD design tools expense of $2.5 million, plus the impact of an increase to income from joint R&D projects and government grants of $1.9 million offset against R&D expense, consulting expense of $1.3 million, bonuses of $0.8 million, and occupancy and other miscellaneous expenses of $0.8 million. These decreases were partially offset by an increase in stock based compensation of $4.2 million. The decrease in payroll and benefits, CAD design tool, consulting, bonuses, occupancy and other miscellaneous expenses are due to our prior workforce reductions and other cost reduction measures. The increase in income from joint R&D projects and government grants is due to new governmental R&D grants. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants. The increase in stock based compensation is due to incremental grants made to employees for retention purposes in the fourth quarter of 2024.
We have reduced our research and development spending, including via workforce reductions, to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.

Selling, General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$36,589	$36,488	$101	—%
% of net revenue	38%	38%
Selling, general and administrative expense remained flat at $36.6 million. There were decreases in payroll and other benefits expense of $1.1 million, commission expense of $0.7 million, consulting, prototype and other miscellaneous expense of $0.6 million, and $0.4 million in bonuses. These decreases were offset by increases in professional fees of $1.5 million and stock-based compensation of $1.5 million. The decreases in payroll and other benefits and bonuses are attributable to our prior workforce reductions and other cost reduction measures. The decrease in commission expense is due to true up to actuals related to the prior quarter’s estimates of commissions earned by sales agents. The decreases in consulting, prototype and other miscellaneous expenses are due to the timing of project completion. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation from the termination of the merger with Silicon Motion. The increase in stock-based compensation expense is a result of incremental grants made to employees for retention purposes in the fourth quarter of 2024.
We have reduced our selling, general and administrative expenses, including via our workforce reductions; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$7,879	$22,630	$(14,751)	(65)%
% of net revenue	8%	24%
Restructuring charges decreased $14.8 million to $7.9 million for the three months ended March 31, 2025, compared to $22.6 million for the three months ended March 31, 2024.
Restructuring charges for the three months ended March 31, 2025 included $6.3 million charges under contracts associated with CAD tool licenses which we ceased using during the quarter and $1.6 million in severance and related charges related to a workforce reduction.
Restructuring charges for the three months ended March 31, 2024 included $19.9 million in employee severance and related charges related to prior reductions in our workforce and $2.1 million in charges related to a prior reduction of space leased for office facilities. Substantially all of the employee severance-related charges in the 2024 period were estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed.

    Interest and Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(2,908)	$545	$(3,453)	(634)%
% of net revenue	(3)%	1%
Interest and other income (expense), net changed by $3.5 million from income of $0.5 million in the three months ended March 31, 2024 to an expense of $2.9 million for the three months ended March 31, 2025. The change was driven by currency exchange losses resulting in a decrease in other income (expense) of $2.7 million and a decrease in interest income of $1.0 million due to lower average balance of interest bearing cash balances and decreased interest rates.

Income Tax Provision (Benefit)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$711	$(1,762)	$2,473	(140)%
The income tax provision for the three months ended March 31, 2025 was $0.7 million compared to an income tax benefit of $1.8 million for the three months ended March 31, 2024.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded for the three months ended March 31, 2025. We recorded income taxes in the three months ended March 31, 2024 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $102.8 million, restricted cash of $1.3 million and net accounts receivable of $98.9 million. Additionally, as of March 31, 2025, our working capital, which we define as current assets less current liabilities, was $123.5 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of March 31, 2025, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of

March 31, 2025. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of March 31, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, and any impairment of assets. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units and cash proceeds from issuance of common stock and debt and cash used to pay down outstanding debt, if any, are included in financing activities in our consolidated statements of cash flows.
As of March 31, 2025, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	27,927	8,362	15,515	4,050	—
Purchase obligations	82,253	66,795	15,458	—	—
Other obligations	52,635	22,761	25,199	1,238	3,437
Total	$287,815	$97,918	$56,172	$130,288	$3,437
Our planned capital expenditures as of March 31, 2025 were not material. Our consolidated balance sheet at March 31, 2025 included $4.3 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Working capital	$123,513	$141,158
Cash and cash equivalents	$102,773	$118,575
Short-term restricted cash	1,267	1,003
Long-term restricted cash	25	25
Total cash, cash equivalents, and restricted cash	$104,065	$119,603

We believe that our $102.8 million of cash and cash equivalents at March 31, 2025 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of March 31, 2025, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of March 31, 2025. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028.
The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(11,400)	$15,970
Net cash used in investing activities	(1,989)	(8,710)
Net cash used in financing activities	(2,140)	(2,103)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(583)
Increase (decrease) in cash, cash equivalents and restricted cash	$(15,538)	$4,574

Cash Flows from Operating Activities
Net cash used in operating activities was $11.4 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $16.0 million three months ended March 31, 2024. The decline in operating cash flows was driven by changes in our working capital, which increased $52.6 million, in particular, in the first quarter of 2025, we collected accounts receivable of $55.1 million, which was partially offset by payments against our price protection liability of $3.5 million and severance and other payments from workforce reductions of $2.4 million.
Cash Flows from Investing Activities
Our use of cash in investing activities decreased by $6.7 million. Net cash used in investing activities was $2.0 million for the three months ended March 31, 2025 and consisted of purchases of property and equipment.
Net cash used in investing activities was $8.7 million for the three months ended March 31, 2024 and consisted of purchases of property and equipment of $8.3 million, and purchases of intangible assets of $0.4 million.
Cash Flows from Financing Activities
Our use of cash in financing activities did not materially change and was substantially comprised of minimum tax withholding paid on behalf of employees for restricted stock units for both periods.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2025 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.1 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the three months ended March 31, 2025, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but adds Silicon Motion and certain of its officers as additional defendants. The Amended Complaint seeks compensatory damages, including interest, costs and expenses and such other relief that the court deems appropriate. On November 25, 2024, the MaxLinear defendants filed a motion to dismiss the Amended Complaint. Briefing on the motion is complete and MaxLinear is awaiting a decision by the court. MaxLinear intends to continue to vigorously defend its position.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, or collectively, the HBK Plaintiffs, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On January 2, 2025, the court granted the defendants a motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. Briefing on the motion is complete and MaxLinear is awaiting a decision by the court. MaxLinear intends to continue to vigorously defend its position.

MaxLinear Stockholder Litigation
On February 12, 2025, the plaintiff, Joshua M. Steffens, brought a shareholder derivative action on behalf of MaxLinear in the United States District Court for the Southern District of California, against current and former members of MaxLinear's Board of Directors and certain of its executive officers. The complaint alleges breach of fiduciary duties and violation of federal securities laws. This is a follow-on derivative lawsuit alleging that the defendants concealed their intention to terminate the merger with Silicon Motion, leading to the filing of the Silicon Motion stockholder lawsuits referenced above, thereby causing harm to MaxLinear. The complaint seeks money damages, directing the individual defendants to account for all damages caused by them and all profits, special benefits and unjust enrichment they have obtained as a result of their unlawful conduct, including all salaries, bonuses, fees, stock award, options and common stock sale proceeds, and imposing a constructive trust thereon, punitive damages, costs and expenses, and such other relief that the court deems appropriate. This matter is stayed pending resolution of the Silicon Motion stockholder lawsuits referenced above.
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
On January 31, 2024, the Dish defendants, together with DISH Technologies L.L.C., or collectively, Dish, filed eight counterclaims (amended counterclaims for Dish California) against MaxLinear. The eight counterclaims were (1) breach of contract, (2) fraud and negligent misrepresentation, (3) fraud arising from a civil conspiracy, (4) quasi-contract for restitution/unjust enrichment, (5) combination in restraint of trade, (6) violation of the Cartwright Act (by Dish California only), (7) patent misuse, and (8) violation of Cal. Bus. & Prof. Code § 17200 et seq. Dish’s eight counterclaims revolve around a core allegation that MaxLinear is a member of the Multimedia over Coax Alliance (MoCA) and that MaxLinear violated its obligation under MoCA’s Intellectual Property Rights Policy, or IPR Policy, by acting with Entropic to rid the asserted patents of the RAND encumbrances. Dish seeks an unspecified amount of compensatory damages, disgorgement, attorneys’ fees, experts’ fees, and costs.
On February 14, 2025, the court dismissed with prejudice six of the eight counterclaims against MaxLinear, as follows: (1) fraud arising from a civil conspiracy, (2) quasi-contract for restitution/unjust enrichment, (3) combination in restraint of trade, (4) violation of the Cartwright Act (by Dish California only), (5) patent misuse, and (6) violation of Cal. Bus. & Prof. Code § 17200 et seq.
MaxLinear intends to continue to vigorously defend its position against Dish's remaining two counterclaims.
Cox Litigations
On February 10, 2023, Entropic sued Cox Communications, Inc., CoxCom, LLC, and Cox Communications California, LLC, or together, Cox, in two separate actions in the United States District Court for the Central District of California. On October 6, 2023, Cox filed counterclaims against MaxLinear in each of the two actions.
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 and asserted claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On February 14, 2025, the court dismissed with prejudice the unjust enrichment counterclaim against MaxLinear.
In the second action, in response to Entropic suing Cox for patent infringement, Cox filed counterclaims against MaxLinear. Cox alleges that MaxLinear granted CableLabs a non-exclusive, royalty-free license to all patents essential for compliance with DOCSIS specifications. It further alleges that MaxLinear breached this agreement when MaxLinear assigned certain patents to Entropic. Cox amended its counterclaims on January 9, 2024 and asserted claims for breach of contract, unjust enrichment, and declaratory judgment. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
On February 14, 2025, the court dismissed with prejudice all the counterclaims against MaxLinear in this matter.
MaxLinear intends to continue to vigorously defend its position against Cox’s remaining two counterclaims.
DIRECTV Litigation
On November 7, 2023, Entropic filed an amended complaint against DIRECTV, LLC, AT&T, Inc., AT&T Services, Inc., and AT&T Communications, LLC, in the Central District of California, for infringement of twelve patents. DIRECTV, LLC, or DIRECTV, filed its answer to the amended complaint on March 28, 2025. DIRECTV’s answer asserted five counterclaims against MaxLinear. The counterclaims against MaxLinear include two separate breach of contract claims, failure to negotiate in good faith, and declaratory judgment that MaxLinear’s transfer of patents to Entropic was void. MaxLinear intends to vigorously defend its position against these counterclaims.
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a material adverse effect on our revenues and operating results.
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
•Our business, financial condition and results of operations could continue to be adversely affected by escalating trade wars, military conflicts, and other geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflicts with Iran and Lebanon), and among other countries.

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
•A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators has adversely affected and could continue to adversely affect our future revenues and operating results.
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
•Our revenue and operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price
•If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
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
We terminated the Merger Agreement on July 26, 2023 and notified Silicon Motion that we are relieved of our obligation to close the merger. Silicon Motion has challenged the validity of that termination. On August 16, 2023, Silicon Motion delivered to us a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from us arising from our alleged breaches of the Merger Agreement. On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. Additionally, on August 31, 2023, a Silicon Motion stockholder filed a class action complaint against us and certain of our current officers alleging that we materially misrepresented the likelihood the merger would close, and a similar individual action was filed by a different Silicon Motion stockholder on June 13, 2024. Other plaintiffs have filed additional lawsuits related to the previously contemplated merger. See Part II, Item 1 (Legal Proceedings) of this report for more information on the Silicon Motion arbitration and the class action lawsuit. We intend to vigorously defend against these legal proceedings and any alleged breaches of the Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings. Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay and costs associated with the indemnification of directors and officers. Please refer to the Risk Factor entitled “If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement with Silicon Motion, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments. Even if we are able to finance such payments through the incurrence of additional indebtedness, any material increase in our indebtedness would adversely affect our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations. Issuing additional shares of our common stock, if material, will result in dilution of existing shares outstanding. Any loan agreement is also expected to contain financial and operational covenants that would adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions.”
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
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other, which could result in significant changes to the competitive landscape. In addition, changes in government trade policies, including the imposition of escalated tariffs and export restrictions, as well as actions by government agencies, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets. See the risk factors “We also are subject to risks associated with international geopolitical and military conflicts” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations” below.
Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a material adverse effect on our revenues and operating results.
The United States has recently imposed or proposed new or higher tariffs on a large number of products exported by U.S. trading partners, including China, Europe, Canada, Mexico, and many others. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. We have experienced and are continuing to experience weakening demand in China, and continuing changes in U.S. and foreign government trade policies and a heightened risk of further increased tariffs that impose barriers to international trade could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
Although our products are not currently subject to the latest tariffs proposed or imposed by the United States and China, such tariffs proposed or imposed on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our OEM and ODM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and ODMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations outside of China. We believe that sustained increases in tariffs on imported goods, further increases in tariffs on imported goods, or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.
Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.
Global economic conditions, including factors such as high inflation or a potential recession, could continue to adversely affect our business, financial condition, and results of operations.
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience volatility in our sales and revenues in the future. The continued inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which delays and lengthens sales cycles and negatively affects the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during inflationary economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The macroeconomic factors which have reduced customer demand has been aggravated by certain factors such as high interest rates and excess channel inventory, and has resulted in, and any future downturns may result in, diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
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
Our net revenue increased slightly from $95.3 million in the three months ended March 31, 2024, to $95.9 million in the three months ended March 31, 2025, but has declined in previous periods. Prior to 2023, our net revenues grew to $1.1 billion for the year ended December 31, 2022. Among other factors, the decline in revenue is as a result of macroeconomic conditions impacting customer demand; for example, the broadband market which has experienced slower than expected recovery. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience further decline in revenue in the future due to current macroeconomic conditions impacting customer demand for various products. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products and negatively affected our revenue.
We have initiated and implemented workforce reductions in the past two years, and incurred related restructuring costs in anticipation of realizing cost savings in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reductions of our workforce if our revenue and profits decline beyond our current projections. If we are unable to realize the expected operational efficiencies and cost savings from reductions of our workforce, our operating results and financial condition would be adversely affected.
You should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Please refer to the Risk Factor entitled “Our revenue and operating results are subject to substantial quarterly and annual fluctuations and have fluctuated in the past and may fluctuate significantly due to a number of factors that could adversely affect our business and our stock price” for a discussion of factors contributing to variances in our operating results or rates of growth, if any. If we are unable to resume adequate revenue growth while managing our operating expenses, our financial results could suffer and our stock price could decline.

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
Our business, financial condition and results of operations could continue to be adversely affected by escalating trade wars, military conflicts, and other geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflicts with Iran and Lebanon), and among other countries. For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
We sell our products throughout the world. Products shipped to Asia accounted for 78% of our net revenue in the three months ended March 31, 2025. In addition, as of March 31, 2025, approximately 76% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•geopolitical conflicts and tensions, especially the escalating trade war between the United States and China, that could destabilize trading relationships and economic activity;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export controls, sanctions, and trade restrictions, or the imposition of quotas and increased customs duties and tariffs;
•disruptions of capital and trading markets;
•changes in political, regulatory, legal or economic conditions;
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
Our business has been impacted and may continue to be impacted by geopolitical conditions, including an escalating international trade war between the United States and other countries (particularly between the United States and China), the military conflict in Israel, including its conflicts with Iran and Lebanon, the Russia-Ukraine conflict, and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and other countries. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business, and there may be further changes in U.S. trade policy. Additionally, retaliatory policies adopted by other countries, including China, could also negatively impact our business. The trade and tariff policies of the United States, and of other countries with respect to the United States, remains fluid. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
Beginning in May 2019, we ceased normal business operations with entities affiliated with Huawei Technologies Co., Ltd., and certain other entities following an amendment to the EAR which added these entities to the Entity List for acting contrary to the national security or foreign policy of the United States. We obtained export licenses for certain transactions with these entities. As noted above, such export licenses can be revoked or BIS could choose not to renew such licenses which would halt the currently approved licensed activities.
In September 2020, we further restricted business operations with additional entities affiliated with Huawei when the BIS again amended the EAR to add such entities to the Entity List.
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. In October 2022, BIS announced additional restrictions on products and/or technology destined for use in the People’s Republic of China, including additional export controls and/or requirements on (1) certain advanced computing integrated circuits, computer commodities that contain such integrated circuits and certain semiconductor manufacturing items; (2) products and/or technologies that may be destined for facilities capable of producing certain advanced node integrated circuits; and (3) transactions involving items for supercomputer and semiconductor manufacturing end uses. In October 2023, BIS announced additional restrictions on the export of certain advanced semiconductors and semiconductor manufacturing technology to China, primarily focused on integrated circuits with military, data center, or artificial intelligence applications. Pursuant to those October 2023 export control amendments, various categories of integrated circuits are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. We have confirmed that some of our products are subject to these new controls. BIS also announced restrictions on exports to (1) companies headquartered in China or whose ultimate parent company is headquartered in China or Macau, and (2) end users in certain countries of concern, in order to prevent diversion of controlled products or technology to China. In 2024, BIS announced new control criteria for integrated circuits and will be instituting additional restrictions on provision of those controlled items starting in April 2024. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
The BIS continues to add many new entities to the Entity List and Unverified List. As noted above, our ability to manufacture, sell or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers.

We are required to obtain special licenses to conduct business with entities on the Entity List and to conduct additional diligence and recordkeeping, including obtaining user statements from entities on the Unverified List. Failure to obtain any required license could result in fines or other penalties, a loss of business, and a corresponding negative impact on our financial position and results of operations.
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In addition, there may be further changes in U.S. trade policy. In response to the United States imposing high tariffs and tightening export controls on China, China has instituted tariffs and restrictions of its own that affect U.S. companies and would likely impact us and related entities. We have experienced and are continuing to experience weakening demand in China, and such future developments related to U.S.-China relations may also have further impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC. Such developments could include restriction on the export of products from Taiwan to China and/or restriction on the import of Taiwanese-origin products into China.
We believe we have experienced impacts of the U.S. and European economic sanctions against Russia and the military conflict in Ukraine, including volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products. However, the magnitude of such price volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. We currently do not sell product in Russia, or sell product to distributors for resale in Russia.
The ongoing military conflict in Israel and Gaza, and Israel’s conflicts with Iran and Lebanon, have resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran. As the conflict continues, we cannot provide assurances that our business will not be impacted in the future.
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
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. Since October 2022, the United States has announced export control restrictions on a number of entities based in China due to national security and human rights concerns and additional more severe restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. The United States has also announced measures intended to further restrict the export of certain advanced semiconductor products and technology, as well as products that incorporate those advanced semiconductor products, to China, and/or certain companies located in China due to national security and human rights concerns, including the imposition of new license requirements for certain semiconductor technologies. Additional restrictions related to advanced semiconductor products and computing resources were released in January 2025 and have a scheduled compliance date beginning in May 2025. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
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
Our customers primarily include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue has also been generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the three months ended March 31, 2025, two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 66% of our net revenue. In the three months ended March 31, 2025, we have continued to experience a decrease in customer demand and consequently a reduction in orders for certain of our products, primarily due to macroeconomic factors, including slower than expected recovery in sales, and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. Such factors may continue to hamper significant recovery of our revenues and diminish our efforts to return to growth in our revenues. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has previously been and could in the future be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
•technological changes in our markets could lead to substantial volatility in our revenues based on product transitions, and particularly in our broadband markets, we face risks based on changes in the way consumers are accessing and using broadband and cable services, which would affect operator demand for our products; and
•any material decrease in revenue generated by the recipient of intellectual property under certain intellectual property sale agreements, including due to any inability to enforce our intellectual property rights as described in the section “Risks Relating to Intellectual Property” under the risk factor “We utilize a significant amount of intellectual property in our business. If we are unable to protect our intellectual property, our business could be adversely affected.”
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the three months ended March 31, 2025 and during the three months ended March 31, 2024. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under these risk factors:
•“Changes in trade policies among the United States and other countries, in particular the escalation and imposition of new and higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade could decrease demand and have a material adverse effect on our revenues and operating results”;
•“We also are subject to risks associated with international geopolitical and military conflicts”; and
•“We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations”.
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
A significant portion of our revenue is attributable to demand for our products in markets for broadband solutions, and development delays and consolidation trends among cable and satellite Pay-TV and broadband operators has adversely affected and could continue to adversely affect our future revenues and operating results.
For the three months ended March 31, 2025 and 2024, revenue directly attributable to broadband applications accounted for approximately 43% and 35% of our net revenue, respectively. We have experienced an increase in broadband net revenue of $7.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 as this market recovers from macroeconomic conditions. However, delays in the development of, or unexpected developments in, the broadband markets has previously had, and could in the future have an adverse effect on order activity by OEMs in these markets and as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For three months ended March 31, 2025, and 2024, our research and development expense was $55.5 million and $64.8 million, respectively. We have decreased our research and development spending, including via workforce reductions, to meet evolving demand, and as a result, we cancelled certain projects. However, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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

If our growth rate slows, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. These factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. We typically are required to incur substantial development costs in advance of a prospective sale with no certainty that we will ever recover these costs. A substantial amount of time may pass between a design win and the generation of revenue related to the expenses previously incurred, which can potentially cause our operating results to fluctuate significantly from period to period. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending or our operations quickly enough to compensate for a revenue shortfall could magnify its adverse impact on our results of operations.
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
In particular, we believe that we will need to develop new products in part to respond to changing dynamics and trends in our end user markets, including (among other trends) advances in artificial intelligence, potential industry shifts away from the hardware devices and other technologies that incorporate certain of our products, changes in consumer television viewing habits and how consumers access and receive broadcast content and digital broadband services, and consolidation among cable and satellite operators. We cannot predict how these trends will continue to develop or how or to what extent they may affect our future revenues and operating results. We believe that we will need to continue to make substantial investments in research and development in an attempt to ensure a product roadmap that anticipates these types of changes; however, we cannot provide any assurances that we will accurately predict the direction in which our markets will evolve or that we will be able to develop, market, or sell new products that respond to such changes successfully or in a timely manner, if at all.
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
Our operating history had historically focused on developing integrated circuits for specific applications and more recently, the wired whole-home broadband connectivity market and markets for wireless telecommunications infrastructure and power management and interface technologies which are ubiquitous functions in wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. As part of our growth strategy, we seek to expand our addressable market into new product categories. For example, we expanded into the markets for Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and FPGAs used in next-generation communication and artificial intelligence systems. Our limited operating experience in new markets such as data center markets or potential markets we may enter, combined with the rapidly evolving nature of our markets in general, substantial uncertainty concerning how these markets may develop and other factors beyond our control reduces our ability to accurately forecast quarterly or annual revenue. If our revenue does not increase particularly in new markets, we could continue to incur significant losses due to our higher expense levels if we are not able to continue to decrease our expenses in a timely manner to offset any shortfall in current or future revenue.

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
As indicated elsewhere in this report, we do a substantial portion of our business in Asia, including in Hong Kong, a special administrative region of the People’s Republic of China. Since October 2022, the United States has taken steps to restrict the export of certain advanced semiconductor products and technology to China as well as a number of specific Chinese companies, due to national security and human rights concerns. There has also been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. Complying with changing export control laws may require us to develop additional policies, procedures, and controls, or incur additional costs, including in connection with the development or performance of additional due diligence in order to prevent diversion of restricted products or technology to China, Russia, or other destinations. Compliance with these laws and regulations may also result in the loss of revenue. Since October 2022, we have restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023, when we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. Although the March 2023 voluntary self-disclosure to BIS resulted in a warning letter, we could incur increased administrative and legal costs in order to remediate any potential compliance gaps or violations, to respond to any inquiries, or in connection with the preparation and submission of any voluntary self-disclosures to the government agencies, as appropriate. Any failure to comply with applicable laws or regulatory approvals could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions enacted in California and proposed regulations by the SEC which currently remain subject to a stay, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. For example, as a fabless semiconductor company, we outsource our manufacturing to countries outside of the United States, and our manufacturers’ suppliers reside in areas that are more susceptible to extreme weather impacts. If our suppliers have difficulty obtaining raw materials and natural resources due to extreme weather impacts, this could increase the cost associated with extraction of raw materials or limit the supply available for our key suppliers to manufacture our products, driving the cost up for us and/or threaten our upstream supply chain. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rule makings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, on March 6, 2024, the SEC adopted rules mandating climate-related disclosures that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC for fiscal year 2025 and beyond, which were stayed on April 4, 2024. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on climate-related issues could result in additional compliance and may require us to spend or add significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We have initiated and implemented workforce reductions over the past two years to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions have yielded unintended consequences, such as attrition beyond our intended reductions in workforce and reduced employee morale, which has caused a small number of our employees who were not affected by the reductions in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reductions in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reduction of our workforce could be costly and time-consuming.
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
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that certain members of our senior management team have long tenures with us, but recently we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs, including equity compensation, provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. Over the past several years, as a result of industry-wide supply chain issues and inventory build, we have experienced a drop in revenue and a corresponding decline in our stock price. The decline in our stock price impacted the retention and incentive value of our previous employee equity awards and eroded the effectiveness of our outstanding equity grants as a retention tool. In response, and to mitigate elevated retention risk across key technical and engineering functions, in 2024, we issued an out-of-cycle equity grant to employees. This was a necessary step to maintain workforce stability and preserve stockholder value, but led to an increase in our burn rate and reduced the shares available under our equity incentive plans. We currently are seeking stockholder approval of an amendment of the MaxLinear, Inc. Amended and Restated 2010 Equity Incentive Plan, or the Amended Plan, to reallocate the 3,657,565 shares available for grant as of March 26, 2025 under the MaxLinear, Inc. Inducement Equity Incentive Plan, or Inducement Plan, which is only available to grant equity awards to new employees, to the Amended Plan so that the reallocated shares would be available to grant equity awards to existing employees. The Inducement Plan will terminate upon approval of the Amended Plan. If stockholders do not approve the reallocation of shares to the Amended Plan, the existing equity incentive plans will continue, and given that the Inducement Plan can only be used to grant equity to new employees, the existing shares reserved for issuance under the current equity incentive plans may be insufficient to grant meaningful 2025 compensation to our employees to achieve our personnel objectives as our equity needs have shifted from hiring-related inducement grants to retention-focused awards. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

As of March 31, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of March 31, 2025, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of March 31, 2025. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement (with SOFR replacing LIBOR).
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Regulators in the United States are increasingly scrutinizing personal data transfers. For example, on December 27, 2024 the Department of Justice issued a final rule to implement Executive Order 14117 of February 28, 2024 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) implementing a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia. If we fail to comply with such regulation, it might impact our business to satisfy any fines or additional actions to remain compliant.
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
The semiconductor industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. Third parties have in the past and may in the future assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. For example, we were involved in a litigation with Bell Semiconductor, which was settled pursuant to a Settlement and Patent License Agreement. In addition, from time to time, we receive correspondence from competitors and other third parties seeking to engage us in discussions concerning potential claims against us, and we receive correspondence from customers seeking indemnification for potential claims related to infringement claims asserted against down-stream users of our products. We investigate these requests and claims as received and could be required to enter license agreements with respect to third-party intellectual property rights or indemnify third parties, either of which could have a material adverse effect on our future operating results.
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
We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts. For example, as described in Part II, Item 1 Legal Proceedings - Comcast Litigation, Comcast shared our proprietary designs with our direct competitor. Comcast then worked with our competitor to develop the FDX-amplifier technology. We have brought claims for trade secret misappropriation, unfair competition, and breach of the parties’ non-disclosure agreement, and sought an unspecified amount of compensatory damages, punitive damages, pre-judgment and post-judgment interest, costs, expenses, and attorney fees as well as an injunction against Comcast’s use or disclosure of our trade secrets. However, our claims may not be successful.
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
When we originally settled a trademark dispute with Analog Devices International Unlimited Company, or ADIUC, and its predecessor, Linear Technology Corporation, we agreed not to register the “MAXLINEAR” mark or any other marks containing the term “LINEAR”. Pursuant to the original settlement agreement, we agreed not to use the “MAXLINEAR” mark on our products. We have since entered into another settlement agreement with ADIUC that now allows us to use and register the “MAXLINEAR” mark on our products, in addition to continuing to use “MAXLINEAR” as a corporate identifier, including to advertise our products and services. We have filed trademark applications to register the “MAXLINEAR” mark, but prior to approval of the applications and registration of the mark in the relevant jurisdictions, our ability to effectively prevent third parties from using the “MAXLINEAR” mark in connection with similar products or technology will be based on our common law rights in the mark, which may make enforcement challenging. If we are unable to protect our trademarks in certain jurisdictions, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty in such jurisdictions.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 37%, and 36% of our net revenue in the three months ended March 31, 2025, and 2024, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the three months ended March 31, 2025, the trading price of our common stock ranged from a low of $10.21 to a high of $25.73. These factors include those discussed in this “Risk Factors” section of this report and others such as:
•geopolitical changes impacting our business and markets, including with respect to China and Taiwan and the trade war between the United States and China;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2025, we had approximately 86.4 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2024 performance periods, and we intend to continue this practice in the foreseeable future, subject to availability of such shares under our stock plans. We issued 0.1 million shares of our common stock for the 2024 performance period in February 2025. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of March 31, 2025, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $51.6 million. Consequently, we could recognize material impairment charges in the future.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Based upon our review of all positive and negative evidence, as of March 31, 2025, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

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

MAXLINEAR, INC.

(Registrant)

Date:	April 23, 2025	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)