Form 10-Q
period 2025-06-30
MAXLINEAR, INC
filed 2025-07-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 16, 2025, the registrant had 87,080,498 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$108,618	$118,575
Short-term restricted cash	—	1,003
Accounts receivable, net	105,818	85,464
Inventory	86,031	90,343
Prepaid expenses and other current assets	29,682	28,057
Total current assets	330,149	323,442
Long-term restricted cash	1,635	25
Property and equipment, net	51,125	59,300
Leased right-of-use assets	16,528	18,184
Intangible assets, net	54,359	55,008
Goodwill	318,588	318,588
Deferred tax assets	75,037	68,662
Other long-term assets	16,316	21,430
Total assets	$863,737	$864,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,860	$31,378
Accrued price protection liability	39,520	43,401
Accrued expenses and other current liabilities	120,010	87,408
Accrued compensation	27,102	20,097
Total current liabilities	213,492	182,284
Long-term lease liabilities	14,397	16,952
Long-term debt	123,305	122,996
Other long-term liabilities	24,212	26,124
Total liabilities	375,406	348,356

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 86,908 shares issued and outstanding at June 30, 2025 and 84,613 shares issued and outstanding December 31, 2024	9	8
Additional paid-in capital	928,012	886,823
Accumulated other comprehensive income (loss)	334	(6,823)
Accumulated deficit	(440,024)	(363,725)
Total stockholders’ equity	488,331	516,283
Total liabilities and stockholders’ equity	$863,737	$864,639

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$108,813	$91,990	$204,746	$187,259
Cost of net revenue	47,288	41,804	89,390	87,805
Gross profit	61,525	50,186	115,356	99,454
Operating expenses:
Research and development	47,199	56,541	102,656	121,307
Selling, general and administrative	33,361	33,600	69,950	70,088
Restructuring charges	5,580	865	13,459	23,495
Total operating expenses	86,140	91,006	186,065	214,890
Loss from operations	(24,615)	(40,820)	(70,709)	(115,436)
Interest income	812	1,871	1,676	3,693
Interest expense	(2,512)	(2,706)	(5,016)	(5,417)
Other income (expense), net	(4,386)	329	(5,654)	1,763
Total other income (expense), net	(6,086)	(506)	(8,994)	39
Loss before income taxes	(30,701)	(41,326)	(79,703)	(115,397)
Income tax benefit	(4,115)	(2,060)	(3,404)	(3,822)
Net loss	$(26,586)	$(39,266)	$(76,299)	$(111,575)
Net loss per share:
Basic	$(0.31)	$(0.47)	$(0.89)	$(1.35)
Diluted	$(0.31)	$(0.47)	$(0.89)	$(1.35)
Shares used to compute net loss per share:
Basic	86,626	83,477	85,952	82,913
Diluted	86,626	83,477	85,952	82,913

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,586)	$(39,266)	$(76,299)	$(111,575)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $264 for the three months ended June 30, 2025 and net of tax benefit of $259 for the six months ended June 30, 2025, respectively, and net of tax benefit of $78 and $127 for the three and six months ended June 30, 2024, respectively	6,300	(943)	7,157	(2,725)
Total comprehensive loss	$(20,286)	$(40,209)	$(69,142)	$(114,300)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2025
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	84,613	$8	$886,823	$(6,823)	$(363,725)	$516,283
Common stock issued pursuant to equity awards, net	1,761	1	2,876	—	—	2,877
Stock-based compensation	—	—	22,871	—	—	22,871
Other comprehensive income	—	—	—	857	—	857
Net loss	—	—	—	—	(49,713)	(49,713)
Balance at March 31, 2025	86,374	9	912,570	(5,966)	(413,438)	493,175
Common stock issued pursuant to equity awards, net	331	—	—	—	—	—
Employee stock purchase plan	202	—	2,178	—	—	2,178
Stock-based compensation	—	—	13,264	—	—	13,264
Other comprehensive income	—	—	—	6,300	—	6,300
Net loss	—	—	—	—	(26,586)	(26,586)
Balance at June 30, 2025	86,907	$9	$928,012	$334	$(440,024)	$488,331

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(76,299)	$(111,575)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	22,366	30,284
Amortization of debt issuance costs and accretion of discounts	1,001	1,353
Stock-based compensation	36,024	34,420
Deferred income taxes	(6,355)	(4,738)
Loss on disposal of property and equipment	900	445
Impairment of leased right-of-use assets	427	2,738
Gain on extinguishment of lease liabilities	—	(553)
(Gain) loss on foreign currency	5,461	(1,366)
Excess tax benefits on stock-based awards	(2,274)	(1,519)
Changes in operating assets and liabilities:
Accounts receivable	(20,354)	85,679
Inventory	4,312	5,170
Prepaid expenses and other assets	4,480	(763)
Accounts payable, accrued expenses and other current liabilities	29,141	(12,271)
Accrued compensation	11,849	2,852
Accrued price protection liability	(3,881)	(10,054)
Lease liabilities	(5,777)	(5,045)
Other long-term liabilities	(1,932)	(1,783)
Net cash provided by (used in) operating activities	(911)	13,274

Investing Activities
Purchases of property and equipment	(3,161)	(11,355)
Purchases of intangible assets	(6,207)	(3,143)
Net cash used in investing activities	(9,368)	(14,498)

Financing Activities
Net proceeds from issuance of common stock	2,140	1,579
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,201)	(1,656)
Net cash used in financing activities	(61)	(77)
Effect of exchange rate changes on cash and cash equivalents	990	(918)
Decrease in cash, cash equivalents and restricted cash	(9,350)	(2,219)
Cash, cash equivalents and restricted cash at beginning of period	119,603	188,356
Cash, cash equivalents and restricted cash at end of period	$110,253	$186,137

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,322	$4,952
Cash paid for income taxes	$2,994	$3,421

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$5,163	$10,992
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2025, or the Annual Report. Interim results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 23, 2025, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summary of Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the six months ended June 30, 2025.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.
On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The Company is currently in the process of evaluating the impact of adoption, and believes it will not have a material impact to the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(26,586)	$(39,266)	$(76,299)	$(111,575)
Denominator:
Weighted average common shares outstanding—basic	86,626	83,477	85,952	82,913
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	86,626	83,477	85,952	82,913
Net loss per share:
Basic	$(0.31)	$(0.47)	$(0.89)	$(1.35)
Diluted	$(0.31)	$(0.47)	$(0.89)	$(1.35)
For the three months ended June 30, 2025 and 2024, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 7.8 million and 6.0 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
For the six months ended June 30, 2025 and 2024, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.4 million and 6.3 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In the six months ended June 30, 2025, the Company incurred $13.5 million in restructuring costs which included $6.4 million in charges under contracts associated with CAD tool licenses, which we ceased using during the period, and $6.2 million in severance costs and related expenses and $0.9 million from exiting facilities in connection with a workforce reduction.
The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, its restructuring plans.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Employee separation expenses	$4,561	$(145)	$6,158	$19,793
Lease related charges	933	817	935	2,954
Other	86	193	6,366	748
	$5,580	$865	$13,459	$23,495
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2025. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2024	$4,058	$1,297	$10,356	$15,711
Restructuring charges	6,158	935	6,366	13,459
Cash payments	(6,153)	(283)	(72)	(6,508)
Non-cash charges and adjustments	(41)	(505)	(6,246)	(6,792)
Liability as of June 30, 2025	4,022	1,444	10,404	15,870
Less: current portion as of June 30, 2025	(4,022)	(1,444)	(7,596)	(13,062)
Long-term portion as of June 30, 2025	$—	$—	$2,808	$2,808

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2025 and 2024.
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the six months ended June 30, 2025 and 2024, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2025			December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$30,868	$(2,927)	$27,941	$24,661	$(2,418)	$22,243
Developed technology	6.9	311,261	(288,597)	22,664	311,261	(283,432)	27,829
Trademarks and trade names	6.2	14,800	(14,490)	310	14,800	(14,419)	381
Customer relationships	5.0	128,800	(128,657)	143	128,800	(127,887)	913
Patents	7.0	4,780	(1,479)	3,301	4,780	(1,138)	3,642
	6.0	$490,509	$(436,150)	$54,359	$484,302	$(429,294)	$55,008

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of net revenue	$2,844	$5,336	$5,673	$13,804
Selling, general and administrative	591	592	1,183	1,183
	$3,435	$5,928	$6,856	$14,987

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.
The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance	$55,008	$73,630
Additions	6,207	3,143
Amortization	(6,856)	(14,987)
Ending balance	$54,359	$61,786
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
During each of the three and six months ended June 30, 2025 and 2024, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2025:

Amount
(in thousands)
2025	$7,345
2026	14,512
2027	11,438
2028	5,983
2029	4,892
Thereafter	10,189
Total	$54,359
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	June 30, 2025	December 31, 2024
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of each of June 30, 2025 and December 31, 2024 is associated with the Company’s acquisition of Company Y in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to Company Y was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.
The following summarizes the activity in Level 3 financial instruments:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Contingent consideration
Beginning balance	$2,600	$2,462
Accretion of discount(1)	—	138
Ending balance	$2,600	$2,600
_____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration were due to accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments. for the six months ended June 30, 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$108,618	$118,575
Short-term restricted cash	—	1,003
Long-term restricted cash	1,635	25
Total cash, cash equivalents and restricted cash	$110,253	$119,603
As of June 30, 2025 and December 31, 2024, cash and cash equivalents included money market funds of approximately $60.0 million and $59.1 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had restricted cash of approximately $1.6 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Work-in-process	$54,110	$53,979
Finished goods	31,921	36,364
	$86,031	$90,343

Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2025	December 31, 2024
		(in thousands)
Furniture and fixtures	5	$4,072	$3,937
Machinery and equipment	3-5	86,348	80,804
Masks and production equipment	5	61,989	63,803
Software	3	11,433	11,178
Leasehold improvements	1-5	36,786	34,981
Construction in progress	N/A	842	898
		201,470	195,601
Less: accumulated depreciation and amortization		(150,345)	(136,301)
		$51,125	$59,300
Depreciation expense for the three months ended June 30, 2025 and 2024 was $5.9 million and $5.7 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $11.7 million and $11.2 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million. In October 2024, the terms of this note receivable were renegotiated, and the first initial repayment of $0.5 million was due by March 31, 2025, $1.5 million is due by March 31, 2026 and annual repayments of $2.0 million per year are due annually thereafter by March 31, from 2027 through 2030, provided that certain production utilization targets for the prior year are met. Previously, repayments of $2.0 million per year were due annually by March 31, in years 2024 through 2027.
During the year ended December 31, 2024, a portion of the note receivable, or $0.5 million, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of June 30, 2025 and December 31, 2024, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued price protection liability was $39.5 million at June 30, 2025 and $43.4 million at December 31, 2024.
The following table sets forth activity related to the accrued price protection liability:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance	$43,401	$71,684
Charged as a reduction of revenue	14,353	24,949
Revisions to accrued rebates	(12,170)	(1,107)
Payments	(6,064)	(33,896)
Ending balance	$39,520	$61,630
The decrease in price protection liability from approximately $43.4 million as of December 31, 2024 to approximately $39.5 million as of June 30, 2025 was due to revision of accrued rebates to amounts currently expected to be claimed and payment of rebates, partially offset by sales subject to rebates.
Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued technology license payments	$3,627	$4,336
Accrued professional fees	12,855	7,103
Accrued engineering and production costs	2,766	3,080
Accrued restructuring	13,062	11,022
Accrued royalty	505	438
Short-term lease liabilities	9,966	9,413
Accrued customer credits	1,693	1,011
Income tax liability	1,010	745
Customer contract liabilities	14	114
Accrued obligations to customers for price adjustments	67,439	42,954
Accrued obligations to customers for stock rotation rights	312	252
Contingent consideration - current portion	2,600	2,600
Other	4,161	4,340
	$120,010	$87,408
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2024	$(8,089)	$1,266	$(6,823)
Other comprehensive loss before reclassifications, net of tax	7,157	—	7,157
Balance at June 30, 2025	$(932)	$1,266	$334

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(383)	(446)
Unamortized debt issuance costs	(1,312)	(1,558)
Net carrying amount of long-term debt	123,305	122,996
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,305	$122,996
As of June 30, 2025 and December 31, 2024, the weighted average effective interest rate on aggregate debt was approximately 7.0% and 7.8%, respectively.
During the three months ended June 30, 2025 and 2024, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the six months ended June 30, 2025 and 2024, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.3 million.
The approximate aggregate fair value of the term loans outstanding as of June 30, 2025 and December 31, 2024 was $120.2 million and $118.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of June 30, 2025, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2025, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under such agreement upon closing of the merger.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of June 30, 2025, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
Employee Stock-Based Compensation Plans
At June 30, 2025, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, and the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
As of June 30, 2025, the number of shares of common stock available for future issuance under the 2010 Plan was 15,778,024 shares, including stock options and restricted stock unit awards outstanding at June 30, 2025 of 10,962,530 shares.
As of June 30, 2025, the number of shares of common stock available for future issuance under the ESPP was 7,101,552 shares.
As of June 30, 2025, the number of shares of common stock available for future issuance under the Inducement Plan was 3,995,664 shares, including 416,784 shares subject to restricted stock unit awards outstanding as of June 30, 2025.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2025, the Company issued 0.1 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2024 performance period. At June 30, 2025, the Company has an accrual of $12.8 million for bonus awards for employees for year-to-date achievement in the 2025 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of net revenue	$155	$174	$437	$355
Research and development	7,625	10,088	22,281	20,529
Selling, general and administrative	5,333	7,097	13,306	13,536
	$13,113	$17,359	$36,024	$34,420
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2025 was $94.6 million, and the weighted average period over which these equity awards are expected to vest is 2.30 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2025 was $0, and the weighted average period over which these equity awards are expected to vest is 1.02 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company’s current estimates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The total unrecognized compensation cost related to unvested stock options as of June 30, 2025 was $21.9 million, and the weighted average period over which these equity awards are expected to vest is 2.64 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	7,919	$24.99
Granted[1]	950	14.76
Vested[2]	(2,241)	24.65
Canceled[3]	(801)	26.16
Outstanding at June 30, 2025	5,827	$23.29
____________
(1) Includes approximately 154 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $13.91.
(2) Includes approximately 4 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $18.16.
(3) Includes approximately 18 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $14.99
Performance-Based Restricted Stock Units
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
As of June 30, 2025, achievement to date under the performance metrics specified in the respective award agreements are based on its expected revenue and non-GAAP diluted EPS results over the performance periods and calculated growth rates relative to its peers’ expected results based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	3,520	$25.66
Canceled[1]	(826)	38.09
Outstanding at June 30, 2025	2,694	$24.84
________________
(1) Includes shares canceled due to achievement below threshold amounts from shares granted which were previously reserved at the maximum achievable (250%). No shares were eligible to vest for the 2024 and mid year 2025 performance periods due to achievement below the 25th percentile.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2025 and 2024, there were 201,877 and 175,764 shares of common stock purchased under the ESPP at a weighted average price of $10.79 and $15.26, respectively.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Weighted-average grant date fair value per share	$5.24 - $6.00	$5.78 - $6.35
Risk-free interest rate	4.29% - 4.44%	5.4% - 5.41%
Dividend yield	—%	—%
Expected life (in years)	0.50 - 0.51	0.50
Volatility	92.19% - 95.74%	49.76% - 70.46%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,965	$19.35
Canceled	(247)	18.76
Outstanding at June 30, 2025	2,718	$19.39	7.6	$—
Vested and expected to vest at June 30, 2025	2,613	$19.39	7.6	$—
Exercisable at June 30, 2025	573	$18.87	3.7	$—

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Six Months Ended June 30,
	2025(1)	2024
Weighted-average grant date fair value per share	N/A - N/A	$10.84 - $11.24
Risk-free interest rate	N/A	4.33%
Dividend yield	N/A	—%
Expected life (in years)	N/A	6.50
Volatility	N/A	57.50%
__________________
(1) No options were granted during the six months ended June 30, 2025.
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
The intrinsic value of stock options exercised was $0 and $0 in the three months ended June 30, 2025 and 2024, respectively. The intrinsic value of stock options exercised was $0 and $0.5 million in the six months ended June 30, 2025 and 2024, respectively.
Cash received from exercise of stock options was negligible during each of the three and six months ended June 30, 2025 and 2024.
The tax benefit from stock options exercised was $0 and $0 during the three months ended June 30, 2025 and 2024, respectively. The tax benefit from stock options exercised was $0 and $0.8 million during the six months ended June 30, 2025 and 2024, respectively.
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
The Company recorded an income tax benefit of $4.1 million in the three months ended June 30, 2025 and an income tax benefit of $2.1 million in the three months ended June 30, 2024. The Company recorded an income tax benefit of $3.4 million in the six months ended June 30, 2025 and an income tax benefit of $3.8 million in the six months ended June 30, 2024.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the six months ended June 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.
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
During the six months ended June 30, 2025, the Company’s unrecognized tax benefits decreased by $24 thousand. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2025 were approximately $32 thousand and $0, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2025, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2021, 2020, and 2017, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. Due to this Singapore valuation allowance, no income tax provision was recorded for Singapore for the three and six months ended June 30, 2025. The Company recorded income taxes in the six months ended June 30, 2024 at the incentive rate.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows,

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of total net revenue
Customer A	16%	*	16%	*
Customer B	16%	*	14%	*
Customer C	*	15%	*	10%
Customer D	*	*	*	12%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	June 30, 2025	December 31, 2024
Percentage of gross accounts receivable
Customer E	28%	16%
Customer F	21%	*
Customer G	18%	*
Customer H	*	17%
____________________________
*    Represents less than 10% of the accounts receivable for the respective period.

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Vendor A	29%	37%	32%	40%
Vendor B	23%	17%	21%	12%
Vendor C	14%	10%	14%	11%

Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$87,118	79%	$72,430	79%	$162,379	79%	$128,262	68%
Europe	16,101	15%	11,378	12%	31,055	15%	18,826	10%
United States	5,223	5%	7,157	8%	10,752	5%	37,631	20%
Rest of world	371	—%	1,025	1%	560	—%	2,540	1%
Total	$108,813	100%	$91,990	100%	$204,746	100%	$187,259	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of total net revenue
Hong Kong	50%	34%	49%	31%
Malaysia	*	12%	*	*
Vietnam	10%	*	10%	*
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, Malaysia, and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amount	% of total	Amount	% of total
United States	$325,331	74%	$323,130	72%
Singapore	93,021	21%	102,112	23%
Rest of world	22,248	5%	25,838	6%
Total	$440,600	100%	$451,080	100%
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Broadband	$47,556	$21,827	$88,439	$54,882
% of net revenue	44%	24%	43%	29%
Connectivity	20,741	13,263	40,976	22,974
% of net revenue	19%	14%	20%	12%
Infrastructure	34,709	31,785	61,270	64,390
% of net revenue	32%	35%	30%	34%
Industrial and multi-market	5,807	25,115	14,061	45,013
% of net revenue	5%	27%	7%	24%
Total net revenue	$108,813	$91,990	$204,746	$187,259
Revenues from sales through the Company’s distributors accounted for 31% and 55% of net revenue for the three months ended June 30, 2025 and 2024, respectively. Revenues from sales through the Company’s distributors accounted for 33% and 45% of net revenue for the six months ended June 30, 2025 and 2024, respectively.
Contract Liabilities
As of June 30, 2025 and December 31, 2024, customer contract liabilities were approximately $14 thousand and $0.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
completed. Revenue recognized in each of the six months ended June 30, 2025 and 2024 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the six months ended June 30, 2025 and 2024.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2025 and December 31, 2024, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $39.5 million and $43.4 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2025 were $67.4 million and $0.3 million, respectively, and as of December 31, 2024 were $43.0 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the significant increase in accrued obligations to customers for price adjustments from approximately $43.0 million as of December 31, 2024 to approximately $67.4 million as of June 30, 2025, was due to an increase in sales to distributors which increased the corresponding accrued obligations to such customers and timing on issuing credit to customers. The increase or decrease in revenue for the three and six months ended June 30, 2025 and 2024 from net changes in transaction prices for amounts included in obligations to customers for price adjustments and estimates of stock rotation returns to be claimed by distributors as of the beginning of those respective periods was not material.
As of June 30, 2025 and December 31, 2024, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, there were no impairment losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.7% and 5.0%, respectively, and the weighted average remaining lease term for operating leases was 2.8 years and 3.2 years, respectively, as of the end of each of these periods.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2025:

Operating Leases
(in thousands)
2025 (6 months)	$5,810
2026	9,722
2027	6,667
2028	2,567
2029	1,596
Thereafter	—
Total minimum payments	26,362
Less: imputed interest	(1,999)
Total lease liabilities	24,363
Less: short-term lease liabilities	(9,966)
Long-term lease liabilities	$14,397
Operating lease cost was $2.2 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. Operating lease cost was $4.6 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.
Short-term lease costs for the six months ended June 30, 2025 and 2024 were not material.
There were $0.3 million and $0.3 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended June 30, 2025 and 2024, respectively. There were $2.0 million and $1.2 million of right-of-use assets obtained in exchange for new lease liabilities for the six months ended June 30, 2025 and 2024, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of June 30, 2025, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.5 million. As of December 31, 2024, the net defined benefit obligation was $0.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $35 thousand and $48 thousand for the three months ended June 30, 2025 and 2024, respectively, and were recorded to research and development expenses in the consolidated statements of operations. Net periodic benefit costs were $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, and were recorded to research and development expenses in the consolidated statements of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2025, future minimum payments under inventory purchase and other obligations are as follows (in thousands):

	Inventory Purchase Obligations	Other Obligations	Total
2025 (6 months)	$64,250	$16,878	$81,128
2026	9,835	21,536	31,371
2027	9,217	5,748	14,965
2028	—	1,110	1,110
2029	—	629	629
Thereafter	—	3,437	3,437
Total minimum payments	$83,302	$49,338	$132,640
Other obligations consist primarily of contractual payments due for software licenses. Total inventory purchase and other contractual obligations increased from $106.5 million as of December 31, 2024 to $132.6 million as of June 30, 2025 driven by increased sales demand, which resulted in incremental purchase orders.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of June 30, 2025, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the three and six months ended June 30, 2025 and 2024, the Company did not recognize income from any previously deferred amounts from other parties upon resolution of such repayment conditions.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but added Silicon Motion and certain of its officers as additional defendants. On July 15, 2025, the court dismissed the Amended Complaint, “with prejudice”. The plaintiffs cannot amend the Amended Complaint.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously prosecute its claims and defend its position.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
16. Segment Reporting
The following table presents segment revenue, gross profit, and net loss for the periods presented in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$108,813	$91,990	$204,746	$187,259
Cost of net revenue	47,288	41,804	89,390	87,805
Gross profit	61,525	50,186	115,356	99,454

Less:
Employee related	55,643	60,667	122,746	130,411
Depreciation and amortization	4,541	4,353	9,004	8,713
Design and prototype expenses	10,177	15,426	19,848	32,694
Professional fees	5,983	4,821	12,494	9,875
Occupancy expenses	4,216	4,874	8,514	9,702
Restructuring expenses	5,580	865	13,459	23,495
Interest and other (income) expense, net	6,086	506	8,994	(39)
Income tax benefit	(4,115)	(2,060)	(3,404)	(3,822)
Segment net loss	$(26,586)	$(39,266)	$(76,299)	$(111,575)

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
In the six months ended June 30, 2025, net revenue was $204.7 million, which was derived in part from sales of RF receivers and RF receiver SOC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We are currently experiencing a recovery in sales demand across our broadband and connectivity end markets following a period of decreased demand resulting from excess inventory in the channels as well as slower demand in regions such as China. Geopolitical tensions and changing trade policies, including escalating tariffs between the United States and China, and other countries, continue to influence the semiconductor industry as well as the global economy. While tariffs do not directly apply to our products, we are monitoring the impacts of current or impending tariffs on our customers and supply chain and making adjustments as needed. The magnitude of the impact of escalating tariffs and geopolitical tensions is currently unknown, but such factors could hamper continued recovery of total revenues and diminish our efforts to return to meaningful growth in total revenues. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.
Products shipped to Asia accounted for 79% and 68% of net revenue during the six months ended June 30, 2025 and 2024, respectively, including 49% from products shipped to Hong Kong and 10% from products shipped to Vietnam during the six months ended June 30, 2025 and 31% from products shipped to Hong Kong during six months ended June 30, 2024. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2025 and 2024 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended June 30, 2025, two customers accounted for 32% of our net revenue, and our ten largest customers collectively accounted for 73% of our net revenue, of which distributor customers accounted for 22% of our net revenue. In the six months ended June 30, 2025, two customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue, of which distributor customers accounted for 26% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
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
Recent Developments
Restructuring
In the six months ended June 30, 2025, we incurred $13.5 million in restructuring costs which included $6.4 million in charges under contracts associated with CAD tool licenses, which we ceased using during the period, and $6.2 million in severance costs and related expenses and $0.9 million from exiting facilities in connection with a workforce reduction.
We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, our restructuring plans.

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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the Securities and Exchange Commission, or SEC, on January 29, 2025, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.
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
Research and Development. Research and development, or R&D, expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, computer-aided design software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense, and allocated occupancy costs, partially offset by income from joint R&D projects and/or governmental R&D grants, if any. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred. Income from joint R&D projects and governmental R&D grants are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved.

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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of net revenue	43	45	44	47
Gross profit	57	55	56	53
Operating expenses:
Research and development	43	61	50	65
Selling, general and administrative	31	37	34	37
Restructuring charges	5	1	7	13
Total operating expenses	79	99	91	115
Loss from operations	(23)	(44)	(35)	(62)
Interest income	1	2	1	2
Interest expense	(2)	(3)	(2)	(3)
Other income (expense), net	(4)	—	(3)	(3)
Total other income (expense), net	(6)	(1)	(4)	—
Loss before income taxes	(28)	(45)	(39)	(62)
Income tax benefit	(4)	(2)	(2)	(2)
Net loss	(24)%	(43)%	(37)%	(60)%

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$47,556	$21,827	$25,729	118%	$88,439	$54,882	$33,557	61%
% of net revenue	44%	24%			43%	29%
Connectivity	20,741	13,263	7,478	56%	40,976	22,974	18,002	78%
% of net revenue	19%	14%			20%	12%
Infrastructure	34,709	31,785	2,924	9%	61,270	64,390	(3,120)	(5)%
% of net revenue	32%	35%			30%	34%
Industrial and multi-market	5,807	25,115	(19,308)	(77)%	14,061	45,013	(30,952)	(69)%
% of net revenue	5%	27%			7%	24%
Total net revenue	$108,813	$91,990	$16,823	18%	$204,746	$187,259	$17,487	9%
Net revenue increased $16.8 million to $108.8 million for the three months ended June 30, 2025, as compared to $92.0 million for the three months ended June 30, 2024, due in part to increased demand in our broadband, connectivity, and infrastructure markets. The increase in broadband net revenue of $25.7 million was driven by increases in the volume of broadband SoC and cable data shipments in this category. The increase in connectivity net revenue of $7.5 million was driven by improvements in the volume of Wi-Fi, MoCA, and ethernet product shipments. The increase in infrastructure net revenue of $2.9 million was driven by increased volume of shipments of MoCA access and wireless backhaul products. The decrease in industrial and multi-market net revenue of $19.3 million was driven by decreased volume of shipments of high-performance analog and component products. Price changes did not have a material impact to revenues period over period.
Net revenue increased $17.5 million to $204.7 million for the six months ended June 30, 2025, as compared to $187.3 million for the six months ended June 30, 2024, due in part to increased demand in our broadband and connectivity markets. The increase in broadband net revenue of $33.6 million was driven by increases in the volume of broadband SoC and cable data shipments in this category. The increase in connectivity net revenue of $18.0 million was driven by improvements in the volume of Wi-Fi and ethernet product shipments. The decrease in infrastructure net revenue of $3.1 million was driven by decreases in intellectual property licensing revenue, and decreases in the volume of high-performance analog and wireless access products in this category, while the volume of shipments of wireless backhaul, MoCA access, and high speed interconnect products increased. The decrease in industrial and multi-market net revenue of $31.0 million was driven by decreased volume of shipments of high-performance analog and component products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$47,288	$41,804	$5,484	13%	$89,390	$87,805	$1,585	2%
% of net revenue	43%	45%			44%	47%
Gross profit	61,525	50,186	11,339	23%	115,356	99,454	15,902	16%
% of net revenue	57%	55%			56%	53%
Cost of net revenue increased $5.5 million to $47.3 million for the three months ended June 30, 2025, as compared to $41.8 million for the three months ended June 30, 2024. The increase was driven by an increase in the volume of sales as described above. Gross profit percentage improved for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, also due to a decrease in intangible asset amortization.
Cost of net revenue increased $1.6 million to $89.4 million for the six months ended June 30, 2025, as compared to $87.8 million for the six months ended June 30, 2024. The increase was driven by an increase in the volume of sales as described above. Gross profit percentage improved for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, also due to decrease in intangible asset amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$47,199	$56,541	$(9,342)	(17)%	$102,656	$121,307	$(18,651)	(15)%
% of net revenue	43%	61%			50%	65%
Research and development expense decreased $9.3 million to $47.2 million for the three months ended June 30, 2025, as compared to $56.5 million for the three months ended June 30, 2024. The decrease was driven by decreases in payroll and benefits expense of $7.8 million, stock-based compensation of $2.5 million, CAD design tools expense of $2.4 million, consulting expense of $1.3 million, plus the impact of an increase to income from joint R&D projects and government grants of $1.0 million offset against R&D expense, and prototype, occupancy and other miscellaneous expenses of $0.3 million. These decreases were partially offset by an increase in bonuses of $5.9 million. The decrease in payroll and benefits, stock-based compensation, CAD design tools, consulting, prototype, occupancy and other miscellaneous expenses are due to our prior workforce reductions and other cost reduction measures. The increase in income from joint R&D projects and government grants is due to new governmental R&D grants. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants. The increase in bonuses is due to improved performance over the prior period.
Research and development expense decreased $18.7 million to $102.7 million for the six months ended June 30, 2025, as compared to $121.3 million for the six months ended June 30, 2024. The decrease was driven by decreases in payroll and benefits expense of $13.9 million and CAD design tools expenses of $4.9 million, plus the impact of an increase to income from joint R&D projects and government grants of $2.9 million offset against R&D expense, consulting expense of $2.6 million, occupancy expense of $0.9 million, and supplies, small tools and other miscellaneous expenses of $0.4 million. These decreases were partially offset by increases in bonuses of $5.2 million and stock-based compensation of $1.8 million. The decrease in payroll and benefits, CAD design tools, consulting, occupancy and supplies, small tools and other miscellaneous expenses are due to our prior workforce reductions and other cost reduction measures. The increase in income from joint R&D projects and government grants is due to new governmental R&D grants. The amount of income from research and development funded by others also varies from period to period depending on availability of such funding, including governmental grants. The increase in stock-based compensation and bonuses is due to incremental grants made to employees for retention purposes in the fourth quarter of 2024 and improved performance over the prior period.
We are reducing our research and development spending, including via our workforce reductions, to meet evolving demand; however, we expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$33,361	$33,600	$(239)	(1)%	$69,950	$70,088	$(138)	—%
% of net revenue	31%	37%			34%	37%
Selling, general and administrative expense decreased $0.2 million to $33.4 million for the three months ended June 30, 2025, as compared to $33.6 million for the three months ended June 30, 2024. The decrease was due to decreases in payroll and other benefits expense of $2.1 million, stock-based compensation of $1.8 million, and miscellaneous expenses of $0.5 million. These decreases were offset by increases in professional fees of $1.2 million and bonuses of $3.0 million. The decreases in payroll and other benefits, stock-based compensation, and miscellaneous expenses are attributable to our prior workforce reductions and other cost reduction measures. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation from the termination of the merger with Silicon Motion. The increase in bonuses is due to improved performance over the prior period.
Selling, general and administrative expense decreased $0.1 million to $70.0 million for the six months ended June 30, 2025, as compared to $70.1 million for the six months ended June 30, 2024. The decrease was due to decreases in payroll and other benefits expense of $3.2 million, commission expense of $1.0 million, and miscellaneous expenses of $1.1 million. These decreases were offset by increases in professional fees of $2.6 million and bonuses of $2.6 million. The decreases in payroll and other benefits and miscellaneous expenses are attributable to our prior workforce reductions and other cost reduction measures and timing of project completion. The decrease in commission expense is due to true up to actuals related to the prior quarter’s estimates of commissions earned by sales agents. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation from the termination of the merger with Silicon Motion. The increase in bonuses is due to improved performance over the prior period.
We are reducing our selling, general and administrative expenses, including via our workforce reductions; however, we expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$5,580	$865	$4,715	545%	$13,459	$23,495	$(10,036)	(43)%
% of net revenue	5%	1%			7%	13%
Restructuring charges increased $4.7 million to $5.6 million for the three months ended June 30, 2025, compared to $0.9 million for the three months ended June 30, 2024. Restructuring charges for the three months ended June 30, 2025 included $4.6 million in severance and related expenses and $0.9 million in charges related to the reduction of space leased for office facilities in connection with a workforce reduction.
Restructuring charges decreased $10.0 million to $13.5 million for the six months ended June 30, 2025, compared to $23.5 million for the six months ended June 30, 2024. Restructuring charges for the six months ended June 30, 2025 included $6.4 million in charges under contracts associated with CAD tool licenses which we ceased using, and $6.2 million in employee severance and related charges and $0.9 million in charges related to reduction of space leased for office facilities in connection with a workforce reduction.

    Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(6,086)	$(506)	$(5,580)	1,103%	$(8,994)	$39	$(9,033)	(23,162)%
% of net revenue	(6)%	(1)%			(4)%	—%
Interest and other income (expense), net changed by $5.6 million from expense of $0.5 million in the three months ended June 30, 2024 to expense of $6.1 million for the three months ended June 30, 2025. The change was driven by currency exchange losses resulting in a decrease in other income (expense) of $4.3 million and a decrease in interest income of $1.1 million due to lower average balance of interest-bearing cash balances and decreased interest rates.
Interest and other income (expense), net changed by $9.0 million from income of $39 thousand in the six months ended June 30, 2024 to expense of $9.0 million for the six months ended June 30, 2025. The change was driven by currency exchange losses resulting in a decrease in other income (expense) of $5.8 million and a decrease in interest expense of $2.3 million due to decreased interest rates.

Income Tax Benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(4,115)	$(2,060)	$(2,055)	100%	$(3,404)	$(3,822)	$418	(11)%
The income tax benefit for the three months ended June 30, 2025 was $4.1 million compared to an income tax benefit of $2.1 million for the three months ended June 30, 2024.
The income tax benefit for the six months ended June 30, 2025 was $3.4 million compared to an income tax benefit of $(3.8) million for the six months ended June 30, 2024.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock based compensation.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2024 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, stock based compensation, tax shortfalls related to stock-based compensation, and release of uncertain tax positions under ASC 740-10.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded in Singapore for the six months ended June 30, 2025. We recorded income taxes in the six months ended June 30, 2024 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $108.6 million, restricted cash of $1.6 million and net accounts receivable of $105.8 million. Additionally, as of June 30, 2025, our working capital, which we define as current assets less current liabilities, was $116.7 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of June 30, 2025, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of June 30, 2025. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of June 30, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, and any impairment of assets. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units, cash proceeds from issuance of common stock and debt, and cash used to pay down outstanding debt, if any, are included in financing activities in our consolidated statements of cash flows.
As of June 30, 2025, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$—	$125,000	$—
Operating lease obligations	26,362	5,810	16,389	4,163	—
Purchase obligations	83,302	64,250	19,052	—	—
Other obligations	49,338	16,878	27,284	1,739	3,437
Total	$284,002	$86,938	$62,725	$130,902	$3,437
Total inventory purchase and other contractual obligations increased from $106.5 million as of December 31, 2024 to $132.6 million as of June 30, 2025 driven by increased sales demand which resulted in incremental purchase orders.

Our planned capital expenditures as of June 30, 2025 were not material. Our consolidated balance sheet at June 30, 2025 included $4.1 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Working capital	$116,657	$141,158
Cash and cash equivalents	$108,618	$118,575
Short-term restricted cash	—	1,003
Long-term restricted cash	1,635	25
Total cash, cash equivalents, and restricted cash	$110,253	$119,603

We believe that our $108.6 million of cash and cash equivalents at June 30, 2025 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of June 30, 2025, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of June 30, 2025. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranges from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement amortizes in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity on June 23, 2028.

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(911)	$13,274
Net cash used in investing activities	(9,368)	(14,498)
Net cash used in financing activities	(61)	(77)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	990	(918)
Decrease in cash, cash equivalents and restricted cash	$(9,350)	$(2,219)
Cash Flows from Operating Activities
Net cash used in operating activities was $0.9 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $13.3 million six months ended June 30, 2024. The decline in operating cash flows was driven by changes in our working capital, which decreased $45.9 million, which included payments against our price protection liability of $6.1 million and severance and other payments from workforce reductions of $6.5 million.
Cash Flows from Investing Activities
Our use of cash in investing activities decreased by $5.1 million. Net cash used in investing activities was $9.4 million for the six months ended June 30, 2025 and consisted of purchases of property and equipment of $3.2 million, and purchases of intangible assets of $6.2 million.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the six months ended June 30, 2025 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.2 million.

Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the six months ended June 30, 2025, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but added Silicon Motion and certain of its officers as additional defendants. On July 15, 2025, the court dismissed the Amended Complaint, “with prejudice”. The plaintiffs cannot amend the Amended Complaint.
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
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. On September 19, 2024, the court granted the motion to dismiss with respect to certain claims for declaratory judgment claim and denied the motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously prosecute its claims and defend its position.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade has previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.
•Global economic conditions, including factors such as high inflation or a potential recession, could continue to adversely affect our business, financial condition, and results of operations.
•We are subject to the cyclical nature of the semiconductor industry.
•A significant variance in our operating results or rates of growth, if any, could continue to lead to substantial volatility in our stock price. We may not sustain our current level of revenue, which has previously declined, and/or manage future growth effectively. The impact of excess inventory in the channel has influenced our customers’ expected demand for certain of our products and has negatively impacted our revenue.
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
We have already incurred, and expect to continue to incur, substantial costs in connection with the terminated merger, the termination of the Merger Agreement, and the related legal proceedings. Aside from any damages or settlement amounts we may be required to pay, these costs are primarily associated with the fees of our financial advisors, accountants, lenders, and legal counsel. Since the merger has been terminated, we will have received little or no benefit in respect of such costs incurred. We may also experience negative reactions from the financial markets and our suppliers, customers, customer prospects, and employees with regard to legal proceedings related to the termination of the Merger Agreement. Any of these factors could have a material adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.
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
Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade has previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.
The United States has recently imposed or proposed new or higher tariffs on a large number of products exported by U.S. trading partners, including China, Europe, Canada, Mexico, and many others. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. We have experienced and are continuing to experience weakened demand in China, and continuing changes in U.S. and foreign government trade policies and a heightened risk of further increased tariffs that impose barriers to international trade could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
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
Inflation and uncertainty in customer demand and the worldwide economy has continued, and we have experienced and could continue to experience volatility in our sales and revenues in the future. The continued inventory oversupply could potentially lead to more inventory write-downs, including charges for any excess or obsolete inventory which could negatively impact our gross margins. Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of inflation and a potential recession, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. This unpredictability has and could continue to cause our customers to delay or reduce their capital expenditures and spending on our products, which delays and lengthens sales cycles and negatively affects the overall demand for our products. Worsening economic instability could continue to result in a cancellation of such orders or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of any excess or obsolete inventory. Furthermore, during inflationary economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products. However, the magnitude of such volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time.
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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The prior downturn, which was aggravated by certain factors such as high interest rates and excess channel inventory, has resulted in, and any future downturns may result in, diminished product demand, production overcapacity, high inventory levels and accelerated erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.
A significant variance in our operating results or rates of growth, if any, could continue to lead to substantial volatility in our stock price. We may not sustain our current level of revenue, which has previously declined, and/or manage future growth effectively. The impact of excess inventory in the channel has influenced our customers’ expected demand for certain of our products and has negatively impacted our revenue.
Our net revenue increased from $187.3 million in the six months ended June 30, 2024, to $204.7 million in the six months ended June 30, 2025, due to recovery in broadband and connectivity markets which had declined in previous periods due to decreased demand resulting from excess inventory in the channel as well as slower demand in regions such as China. Previously, our net revenues grew to $1.1 billion for the year ended December 31, 2022. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience slower overall growth in revenue in the future due to current macroeconomic conditions impacting customer demand for products in other markets. Further, the impact of excess inventory in the channel has continued to influence our customers’ expected demand for some of our products and negatively affected our revenue in our industrial and multi-market and infrastructure markets.
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
To manage continued growth successfully, we believe we must effectively, among other things:
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
If we are unable to continue our growth effectively, we may not be able to take advantage of market opportunities or develop new products and we may fail to satisfy customer requirements, maintain product quality, execute our business plan, or respond to competitive pressures.
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
We sell our products throughout the world. Products shipped to Asia accounted for 79% of our net revenue in the six months ended June 30, 2025. In addition, as of June 30, 2025, approximately 74% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Iran, Israel, Lebanon, Russia, Ukraine, and other countries;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and recent escalation of Israel’s conflicts with Iran and Lebanon;
•currency fluctuations relating to our international operating activities;
•transportation delays;
•civil disturbances or political instability;
•differing employment practices and labor standards;

•limitations on our ability under local laws to protect our intellectual property;
•local business and cultural factors that differ from our customary standards and practices;
•nationalization and expropriation;
•changes in tax laws;
•public health emergencies; and
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
Our business has been impacted by decreased demand in regions such as China in part due to geopolitical conditions, including an escalating international trade war between the United States and other countries (particularly between the United States and China), the escalating military conflict in Israel, including its conflicts with Iran and Lebanon, the Russia-Ukraine conflict, and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and other countries. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business, and there may be further changes in U.S. trade policy. Additionally, retaliatory policies adopted by other countries, including China, could also negatively impact our business. The trade and tariff policies of the United States, and of other countries with respect to the United States, remains fluid. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. Specifically, the U.S. has enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits, or ICs, subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models was issued with a scheduled compliance date of May 15, 2025. These Proposed Regulations were rescinded but we expect that a revised version of these controls will be issued at some point this year. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. We have confirmed that some of our products are subject to these new controls. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.

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
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, which products may be subject to such actions or what actions may be taken by other countries in retaliation. In addition, there may be further changes in U.S. trade policy. In response to the United States imposing high tariffs and tightening export controls on China, China has instituted tariffs and restrictions of its own that affect U.S. companies and would likely impact us and related entities. We have experienced and are continuing to experience weakened demand in China, and such future developments related to U.S.-China relations may also have further impact on our supply chain. Additionally, the geopolitical developments in relations between Taiwan and China could affect the supply of our products from Taiwan, including from Taiwan Semiconductor Manufacturing Company, Limited, or TSMC. Such developments could include restriction on the export of products from Taiwan to China and/or restriction on the import of Taiwanese-origin products into China.
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
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. Since October 2022, the United States has continued to announce export control restrictions on an increasing number of entities based in China due to national security and human rights concerns and additional more severe restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. The United States has also announced measures intended to further restrict the export of certain advanced semiconductor products and technology, as well as products that incorporate those advanced semiconductor products, to China, and/or certain companies located in China due to national security and human rights concerns, including the imposition of new license requirements for certain semiconductor technologies. Additional restrictions related to advanced semiconductor products and computing resources were released in January 2025 with a scheduled compliance date beginning in May 2025. These additional controls were rescinded by BIS, but a revised version of these restrictions is expected to be announced. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue has also been generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the six months ended June 30, 2025, two customers accounted for 31% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue, of which distributor customers accounted for 26% of our net revenue. Our net revenue increased from $187.3 million in the six months ended June 30, 2024, to $204.7 million in the six months ended June 30, 2025 driven by recovery in broadband and connectivity markets; however, we have continued to experience a decrease in customer demand, and consequently a reduction in orders for products in other markets, primarily due to macroeconomic factors and excess inventory in the channel following the industry-wide supply shortage in 2021 and 2022. Such factors may hamper continued recovery of total revenues and diminish our efforts to exponentially grow our total revenues. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has previously been and could in the future be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the six months ended June 30, 2025 and 2024. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under these risk factors:
•“Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade has previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.”
•“We also are subject to risks associated with international geopolitical and military conflicts.” and
•“We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.”
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

A cybersecurity incident or other compromise of our information technology systems could result in unauthorized publication or misuse of confidential business or proprietary information belonging to us, a customer, supplier, employee or other third party, including personal data, result in violations of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers initiate wire transfers or access our bank or investment accounts, or damage our reputation. More generally, any theft, loss, misuse, or other unauthorized processing of any confidential business or proprietary information, including personal data, collected, used, stored, transferred, or otherwise processed by us or on our behalf could result in significantly increased costs, expenses, damage to our reputation, and claims, litigation, demands, and regulatory investigations or other proceedings. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or incidents or as a result of evolving risks could be significant. In addition, our inability to use or access our information systems at critical points in time, or for an extended or indefinite period of time, whether as a result of an intentional cyberattack, employee error or misconduct, or technological error, or any other cybersecurity incident, could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results. We also may face difficulties or delays in identifying and remediating and otherwise responding to any security breach or incident.
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
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, satellite outdoor units, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, and automotive applications. We have further expanded our product offerings to include Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed optical interconnects for data center, metro, long-haul optical modules, and telecommunications wireless infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
For the six months ended June 30, 2025 and 2024, revenue directly attributable to broadband applications accounted for approximately 43% and 29% of our net revenue, respectively. We have experienced an increase in broadband net revenue of $33.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, as this market recovers from macroeconomic conditions. However, delays in the development of, or unexpected developments in, the broadband markets has previously had, and could in the future have an adverse effect on order activity by OEMs in these markets and as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For six months ended June 30, 2025, and 2024, our research and development expense was $102.7 million and $121.3 million, respectively. We have decreased our research and development spending, including via workforce reductions and cancellations of selected projects, to meet evolving demand. However, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. For example, our revenue increased from $187.3 million for the six months ended June 30, 2024, to $204.7 million for the six months ended June 30, 2025 but declined in 2023 and 2024. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can and have requested to cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Also, as customer lead times continue to improve, we have seen and expect to continue to see a more normalized demand-planning horizon. Moreover, because our target markets are constantly evolving, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could continue to lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are not successful in expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels has resulted and continue to result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We have initiated and implemented workforce reductions over the past two years to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions have yielded and may continue to result in unintended consequences, such as attrition beyond our intended reductions in workforce and reduced employee morale, which may cause our employees who were not affected by the reductions in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reductions in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reductions of our workforce could be costly and time-consuming.
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
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that certain members of our senior management team have long tenures with us, but recently we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs, including equity compensation, provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. Over the past several years, as a result of industry-wide supply chain issues and inventory build, we have experienced a drop in revenue and a corresponding decline in our stock price. The decline in our stock price impacted the retention and incentive value of our previous employee equity awards and eroded the effectiveness of our outstanding equity grants as a retention tool. In response, and to mitigate elevated retention risk across key technical and engineering functions, in 2024, we issued an out-of-cycle equity grant to employees. This was a necessary step to maintain workforce stability and preserve stockholder value, but led to an increase in our burn rate and reduced the shares available under our equity incentive plans. Our stockholders did not approve our proposed amendment of the MaxLinear, Inc. Amended and Restated 2010 Equity Incentive Plan, or the Amended Plan, to reallocate the 3,657,565 shares available for grant as of March 26, 2025 under the MaxLinear, Inc. Inducement Equity Incentive Plan, or Inducement Plan, which is only available to grant equity awards to new employees, to the Amended Plan so that the reallocated shares would be available to grant equity awards to existing employees. If the shareholders had approved the Amended Plan, the Inducement Plan would have terminated upon approval of the Amended Plan. As a result, existing equity incentive plans have continued, and given that the Inducement Plan can only be used to grant equity to new employees, the existing shares reserved for issuance under the current equity incentive plans may be insufficient to grant meaningful 2025 compensation to our employees to achieve our personnel objectives as our equity needs have shifted from hiring-related inducement grants to retention-focused awards. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

As of June 30, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of June 30, 2025, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of June 30, 2025. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement (with SOFR replacing LIBOR).
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
The legislative, enforcement policy and regulatory framework for privacy, data protection and cybersecurity issues worldwide is rapidly evolving and complex and is likely to remain uncertain for the foreseeable future. We collect and otherwise process data, including personal data and other regulated or sensitive data, as part of our business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Regulators in the United States are increasingly scrutinizing personal data transfers. For example, on December 27, 2024, the Department of Justice issued a final rule to implement Executive Order 14117 of February 28, 2024 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) implementing a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia. If we fail to comply with such regulation, it might impact our business to satisfy any fines or additional actions to remain compliant.
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
Security vulnerabilities and/or mitigation techniques can result in adverse performance or power effects, reboots, system instability or unavailability, loss of functionality, non-compliance with standards, data loss or corruption, unpredictable system behavior, decisions by customers, regulators and end users to limit or change the applications in which they use our products or product features, the misappropriation of data by third parties, or other cybersecurity incidents. Security vulnerabilities and any limitations or adverse effects of mitigation techniques can adversely affect our results of operations, financial condition, customer relationships, prospects, and reputation in a number of ways, any of which may be material.
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
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to TSMC, and United Microelectronics Corporation, or UMC. Certain products were supplied to us by Intel on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which may expire in

July 2025. We currently have a disagreement with Intel relating to the termination and expiration of the agreement and are trying to reach an understanding relating thereto. If Intel does not continue to supply us with such products, we would need to seek alternative sources of supply for those products in a short timeframe, which would cause us to incur additional costs, could delay the sale of such products, and could increase our supply costs with a new vendor, which in turn, could negatively impact our revenue and our gross margins. Alternatively, if Intel does continue to supply us with such products, the costs of such products would likely increase and reduce our margins on such products, and their minimum purchase requirements may exceed our current customer demand.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis at agreed upon prices under terms of a supply agreement with an initial term of five years, which may expire in July 2025. We currently have a disagreement with Intel relating to the termination and expiration of the agreement and are trying to reach an understanding relating thereto.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 33%, and 45% of our net revenue in the six months ended June 30, 2025, and 2024, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the six months ended June 30, 2025, the trading price of our common stock ranged from a low of $8.35 to a high of $25.73. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2025, we had approximately 86.9 million shares of common stock outstanding.
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
Our facilities and distribution system, and those of our third-party contractors, are subject to risk of catastrophic loss due to fire, flood, drought or other natural or man-made disasters. A number of our facilities and those of our contract manufacturers are located in areas with above average seismic activity and/or which have experienced more frequent, more extreme and less predictable weather conditions. For example, the risk of an earthquake in the Pacific Rim region, including Taiwan, or Southern California is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. We have experienced higher insurance costs and may experience a decrease in available coverage in such areas and an increased likelihood of damage, power outages and catastrophic loss to these facilities, which would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. The majority of the factories we use for foundry, assembly and test, and warehousing services, are located in Asia, principally in China, Taiwan, South Korea, Malaysia, Singapore and Thailand. Our corporate headquarters is located in Southern California. Our operations and financial condition could be seriously harmed in the event of a major earthquake, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, or other natural or man-made disaster in countries where our contractors’ facilities are located. Such catastrophes could result in the disruption of our product shipments, foundry, assembly, or test capacity.
We have recorded goodwill and other intangible assets in connection with business acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of June 30, 2025, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $54.4 million. Consequently, we could recognize material impairment charges in the future.

Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBB Act, or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in 2022. These rules under the Tax Act have been extensively modified by the OBBB Act, allowing domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years. Further, as a United States domiciled company, the income from our foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the OBBB Act, generally requires that net CFC tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities. For tax years beginning after December 31, 2025, under the OBBB Act, the effective tax rate on such income will increase. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. Any such changes may also result in the taxes we previously paid being subject to change.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of June 30, 2025, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
We operate under certain favorable tax incentives in Singapore which are effective through March 2027, and generally are dependent on our meeting certain headcount and investment thresholds. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent U.S. or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. Absent these tax incentives, our corporate income tax rate in Singapore would generally be the 17% statutory tax rate. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we could lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On May 30, 2025, Dr. Theodore Tewksbury, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 12,141 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 21, 2026, or earlier if all transactions under the trading arrangement are completed.
During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

MAXLINEAR, INC.

(Registrant)

Date:	July 23, 2025	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)