Form 10-Q
period 2025-09-30
MAXLINEAR, INC
filed 2025-10-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 15, 2025, the registrant had 87,372,834 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$111,859	$118,575
Short-term restricted cash	1,380	1,003
Accounts receivable, net	52,934	85,464
Inventory	86,329	90,343
Prepaid expenses and other current assets	31,630	28,057
Total current assets	284,132	323,442
Long-term restricted cash	24	25
Property and equipment, net	50,865	59,300
Leased right-of-use assets	14,624	18,184
Intangible assets, net	52,066	55,008
Goodwill	318,588	318,588
Deferred tax assets	74,764	68,662
Other long-term assets	13,070	21,430
Total assets	$808,133	$864,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,411	$31,378
Accrued price protection liability	33,839	43,401
Accrued expenses and other current liabilities	76,802	87,408
Accrued compensation	41,499	20,097
Total current liabilities	183,551	182,284
Long-term lease liabilities	12,133	16,952
Long-term debt	123,461	122,996
Other long-term liabilities	24,261	26,124
Total liabilities	343,406	348,356

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 87,373 shares issued and outstanding at September 30, 2025 and 84,613 shares issued and outstanding December 31, 2024	9	8
Additional paid-in capital	950,067	886,823
Accumulated other comprehensive income (loss)	160	(6,823)
Accumulated deficit	(485,509)	(363,725)
Total stockholders’ equity	464,727	516,283
Total liabilities and stockholders’ equity	$808,133	$864,639

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$126,459	$81,102	$331,205	$268,361
Cost of net revenue	54,558	37,022	143,948	124,827
Gross profit	71,901	44,080	187,257	143,534
Operating expenses:
Research and development	54,252	52,604	156,908	173,911
Selling, general and administrative	47,674	30,154	117,624	100,242
Impairment losses	—	1,237	—	1,237
Restructuring charges	11,264	26,828	24,723	50,323
Total operating expenses	113,190	110,823	299,255	325,713
Loss from operations	(41,289)	(66,743)	(111,998)	(182,179)
Interest income	874	1,653	2,550	5,346
Interest expense	(2,649)	(2,655)	(7,665)	(8,072)
Other income (expense), net	(324)	(14,753)	(5,978)	(12,990)
Total other income (expense), net	(2,099)	(15,755)	(11,093)	(15,716)
Loss before income taxes	(43,388)	(82,498)	(123,091)	(197,895)
Income tax provision (benefit)	2,097	(6,713)	(1,307)	(10,535)
Net loss	$(45,485)	$(75,785)	$(121,784)	$(187,360)
Net loss per share:
Basic	$(0.52)	$(0.90)	$(1.41)	$(2.25)
Diluted	$(0.52)	$(0.90)	$(1.41)	$(2.25)
Shares used to compute net loss per share:
Basic	87,186	84,074	86,368	83,303
Diluted	87,186	84,074	86,368	83,303

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(45,485)	$(75,785)	$(121,784)	$(187,360)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense of $4 and $258 for the three and nine months ended September 30, 2025, respectively, and net of tax benefit of $42 and $169 for the three and nine months ended September 30, 2024, respectively	(160)	2,664	6,983	(61)
Total comprehensive loss	$(45,645)	$(73,121)	$(114,801)	$(187,421)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2025
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	84,613	$8	$886,823	$(6,823)	$(363,725)	$516,283
Common stock issued pursuant to equity awards, net	1,761	1	2,876	—	—	2,877
Stock-based compensation	—	—	22,871	—	—	22,871
Other comprehensive income	—	—	—	857	—	857
Net loss	—	—	—	—	(49,713)	(49,713)
Balance at March 31, 2025	86,374	9	912,570	(5,966)	(413,438)	493,175
Common stock issued pursuant to equity awards, net	331	—	—	—	—	—
Employee stock purchase plan	202	—	2,178	—	—	2,178
Stock-based compensation	—	—	13,264	—	—	13,264
Other comprehensive income	—	—	—	6,300	—	6,300
Net loss	—	—	—	—	(26,586)	(26,586)
Balance at June 30, 2025	86,907	9	928,012	334	(440,024)	488,331
Common stock issued pursuant to equity awards, net	466	—	615	—	—	615
Stock-based compensation	—	—	21,440	—	—	21,440
Other comprehensive loss	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(45,485)	(45,485)
Balance at September 30, 2025	87,373	$9	$950,067	$160	$(485,509)	$464,727

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(121,784)	$(187,360)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	33,204	42,426
Impairment of intangible assets	—	1,237
Impairment of investments and other assets	—	14,000
Amortization of debt issuance costs and accretion of discounts	1,478	1,990
Stock-based compensation	57,535	47,208
Deferred income taxes	(6,080)	(13,058)
Loss on disposal of property and equipment	1,161	1,068
Impairment of leased right-of-use assets	427	3,415
Gain on extinguishment of lease liabilities	—	(554)
Loss on foreign currency	5,672	973
Excess tax (benefits) deficiencies on stock-based awards	4,205	(2,988)
Changes in operating assets and liabilities:
Accounts receivable	32,530	122,689
Inventory	4,014	3,845
Prepaid expenses and other assets	5,653	(8,615)
Accounts payable, accrued expenses and other current liabilities	(15,546)	(16,041)
Accrued compensation	26,896	3,011
Accrued price protection liability	(9,562)	(27,212)
Lease liabilities	(8,705)	(7,806)
Other long-term liabilities	(1,885)	4,315
Net cash provided by (used in) operating activities	9,213	(17,457)

Investing Activities
Purchases of property and equipment	(8,890)	(15,487)
Purchases of intangible assets	(7,219)	(4,961)
Net cash used in investing activities	(16,109)	(20,448)

Financing Activities
Net proceeds from issuance of common stock	2,167	1,579
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,213)	(1,714)
Net cash used in financing activities	(46)	(135)
Effect of exchange rate changes on cash and cash equivalents	602	(824)
Decrease in cash, cash equivalents and restricted cash	(6,340)	(38,864)
Cash, cash equivalents and restricted cash at beginning of period	119,603	188,356
Cash, cash equivalents and restricted cash at end of period	$113,263	$149,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,515	$7,444
Cash paid for income taxes	$4,364	$9,470

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$5,715	$10,992
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2025, or the Annual Report. Interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 23, 2025, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summary of Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the nine months ended September 30, 2025.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company beginning with annual periods in 2024 and interim periods in 2025 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2025, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.
Recently Issued, Not Yet Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to update the accounting for software developed for internal use to better align with software development as it has evolved from a sequential development method to incremental and iterative development methods. The amendments in this update require an entity to begin capitalizing internal-use software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. These amendments are effective for the Company for annual and interim periods in 2028, applied either prospectively, retrospectively, or by a modified approach, with early adoption permitted. As the Company does not currently have a material amount of software developed for internal use, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326), to allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. These amendments are effective for the Company for annual and interim periods in 2026 applied prospectively, with early adoption permitted. As the Company does not currently have material credit losses on its trade receivables, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. These amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively for annual periods in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
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
On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The impact of this legislation is not expected to be material to the Company’s consolidated financial position and results of operations for the year ending December 31, 2025.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(45,485)	$(75,785)	$(121,784)	$(187,360)
Denominator:
Weighted average common shares outstanding—basic	87,186	84,074	86,368	83,303
Dilutive common stock equivalents	—	—	—	—
Weighted average common shares outstanding—diluted	87,186	84,074	86,368	83,303
Net loss per share:
Basic	$(0.52)	$(0.90)	$(1.41)	$(2.25)
Diluted	$(0.52)	$(0.90)	$(1.41)	$(2.25)
For the three months ended September 30, 2025 and 2024, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 4.5 million and 6.0 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
For the nine months ended September 30, 2025 and 2024, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 5.8 million and 6.2 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
In the nine months ended September 30, 2025, the Company incurred $24.7 million in restructuring costs, which included $17.2 million in charges under contracts associated with computer-assisted design tool licenses, which we ceased using during the period, plus $6.3 million in severance costs and related expenses and $1.2 million from exiting facilities, in connection with a workforce reduction.
The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, its restructuring plans.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Employee separation expenses	$104	$9,109	$6,262	$28,902
Lease related charges	286	674	1,221	3,628
Other	10,874	17,045	17,240	17,793
	$11,264	$26,828	$24,723	$50,323
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2025. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2024	$4,058	$1,297	$10,356	$15,711
Restructuring charges	6,262	1,222	17,239	24,723
Cash payments	(7,511)	(430)	(3,250)	(11,191)
Non-cash charges and adjustments	(126)	(767)	(8,582)	(9,475)
Liability as of September 30, 2025	2,683	1,322	15,763	19,768
Less: current portion as of September 30, 2025	(2,683)	(1,322)	(12,755)	(16,760)
Long-term portion as of September 30, 2025	$—	$—	$3,008	$3,008

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2025 and 2024.
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the nine months ended September 30, 2025 and 2024, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2025			December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$31,880	$(3,300)	$28,580	$24,661	$(2,418)	$22,243
Developed technology	6.9	311,261	(291,179)	20,082	311,261	(283,432)	27,829
Trademarks and trade names	6.2	14,800	(14,526)	274	14,800	(14,419)	381
Customer relationships	5.0	128,800	(128,800)	—	128,800	(127,887)	913
Patents	7.0	4,780	(1,650)	3,130	4,780	(1,138)	3,642
	6.0	$491,521	$(439,455)	$52,066	$484,302	$(429,294)	$55,008

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of net revenue	$2,955	$3,745	$8,628	$17,549
Selling, general and administrative	350	591	1,533	1,774
	$3,305	$4,336	$10,161	$19,323
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Beginning balance	$55,008	$73,630
Additions	7,219	4,961
Amortization	(10,161)	(19,323)
Impairment losses	—	(1,237)
Ending balance	$52,066	$58,031
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
During each of the three and nine months ended September 30, 2025, no impairment losses related to finite-lived intangible assets were recognized. During each of the three and nine months ended September 30, 2024, impairment losses related to finite-lived intangible assets of $1.2 million were recognized. The impairment losses were attributable to abandonment of certain purchased licensed technology.
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2025:

Amount
(in thousands)
2025 (3 months)	$3,474
2026	14,584
2027	11,583
2028	6,127
2029	5,036
Thereafter	11,262
Total	$52,066
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	September 30, 2025	December 31, 2024
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of each of September 30, 2025 and December 31, 2024 is associated with the Company’s acquisition of Company Y in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to Company Y was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to Company Y. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.
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
There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments for the nine months ended September 30, 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$111,859	$118,575
Short-term restricted cash	1,380	1,003
Long-term restricted cash	24	25
Total cash, cash equivalents and restricted cash	$113,263	$119,603
As of September 30, 2025 and December 31, 2024, cash and cash equivalents included money market funds of approximately $55.7 million and $59.1 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of approximately $1.4 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties and office leases.
Inventory consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Work-in-process	$57,602	$53,979
Finished goods	28,727	36,364
	$86,329	$90,343

Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2025	December 31, 2024
		(in thousands)
Furniture and fixtures	5	$3,960	$3,937
Machinery and equipment	3-5	86,693	80,804
Masks and production equipment	5	64,531	63,803
Software	3	11,453	11,178
Leasehold improvements	1-5	35,298	34,981
Construction in progress	N/A	3,278	898
		205,213	195,601
Less: accumulated depreciation and amortization		(154,348)	(136,301)
		$50,865	$59,300
Depreciation expense for the three months ended September 30, 2025 and 2024 was $5.7 million and $5.8 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $17.4 million and $17.0 million, respectively.
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
During the year ended December 31, 2024, a portion of the note receivable, or $0.5 million, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of September 30, 2025 and December 31, 2024, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth activity related to the accrued price protection liability:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Beginning balance	$43,401	$71,684
Charged as a reduction of revenue	21,506	42,042
Revisions to accrued rebates	(22,289)	(15,272)
Payments	(8,779)	(53,982)
Ending balance	$33,839	$44,472
Accrued price protection liability was $33.8 million at September 30, 2025 and $43.4 million at December 31, 2024. The decrease in price protection liability from approximately $43.4 million as of December 31, 2024 to approximately $33.8 million as of September 30, 2025 was due to revision of accrued rebates to amounts currently expected to be claimed and payment of rebates, partially offset by sales subject to rebates.
Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued technology license payments	$5,571	$4,336
Accrued professional fees	10,409	7,103
Accrued engineering and production costs	9,111	3,080
Accrued restructuring	16,760	11,022
Accrued royalty	664	438
Short-term lease liabilities	9,568	9,413
Accrued customer credits	3,646	1,011
Income tax liability	613	745
Customer contract liabilities	76	114
Accrued obligations to customers for price adjustments	13,253	42,954
Accrued obligations to customers for stock rotation rights	265	252
Contingent consideration - current portion	2,600	2,600
Other	4,266	4,340
	$76,802	$87,408
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2024	$(8,089)	$1,266	$(6,823)
Other comprehensive loss before reclassifications, net of tax	6,983	—	6,983
Balance at September 30, 2025	$(1,106)	$1,266	$160

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(352)	(446)
Unamortized debt issuance costs	(1,187)	(1,558)
Net carrying amount of long-term debt	123,461	122,996
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,461	$122,996
As of September 30, 2025 and December 31, 2024, the weighted average effective interest rate on aggregate debt was approximately 7.0% and 7.8%, respectively.
During the three months ended September 30, 2025 and 2024, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the nine months ended September 30, 2025 and 2024, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.5 million, respectively.
The approximate aggregate fair value of the term loans outstanding as of September 30, 2025 and December 31, 2024 was $120.6 million and $118.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of September 30, 2025, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of September 30, 2025, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under such agreement upon closing of the merger.
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
Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted Term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted Term SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted Term SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of Term SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments from September 30, 2021 equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. Due to prepayments of principal made to date, the remaining principal balance of $125.0 million is payable on the June 23, 2028 maturity date. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of September 30, 2025, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
its seven-year term through June 23, 2028. Debt issuance costs of $0.4 million associated with the Revolving Facility are being amortized to interest expense over its five-year term through June 23, 2026.
9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At September 30, 2025, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
As of September 30, 2025, the number of shares of common stock available for future issuance under the 2010 Plan was 15,334,216 shares, including stock options and restricted stock unit awards outstanding at September 30, 2025 of 13,309,401 shares.
As of September 30, 2025, the number of shares of common stock available for future issuance under the ESPP was 7,101,552 shares.
As of September 30, 2025, the number of shares of common stock available for future issuance under the Inducement Plan was 3,958,337 shares, including 626,877 shares subject to restricted stock unit awards outstanding as of September 30, 2025.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2025, the Company issued 0.1 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2024 performance period. At September 30, 2025, the Company has an accrual of $26.7 million for bonus awards for employees for year-to-date achievement in the 2025 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of net revenue	$164	$81	$601	$436
Research and development	9,750	7,423	32,031	27,952
Selling, general and administrative	11,597	5,284	24,903	18,820
	$21,511	$12,788	$57,535	$47,208
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2025 was $106.7 million, and the weighted average period over which these equity awards are expected to vest is 2.34 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2025 was $4.9 million, and the weighted average period over which these equity awards are expected to vest is 1.17 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company’s current estimates.
The total unrecognized compensation cost related to unvested stock options as of September 30, 2025 was $20.5 million, and the weighted average period over which these equity awards are expected to vest is 2.39 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	7,919	$24.99
Granted[1]	3,510	14.67
Vested[2]	(2,646)	25.70
Canceled[3]	(1,003)	24.87
Outstanding at September 30, 2025	7,780	$20.11
____________
(1) Includes approximately 473 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $14.21.
(2) Includes approximately 42 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $13.76.
(3) Includes approximately 89 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $14.10.
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each year-long performance period in a three-year performance period based on certain financial metrics as defined in the underlying agreement.
2025 Performance-Based Restricted Stock Units
For performance-based restricted stock units granted in 2025, the award is divided into four approximately equal tranches each representing 25% of the target number of performance-based restricted stock units subject to the award. Each tranche has one or more performance goals that must be achieved in order for any restricted stock units subject to the tranche to become eligible to vest. For the first tranche, which covers one fiscal year in a three-year period, restricted stock units are eligible to vest based upon the achievement of certain net revenue and non-GAAP operating income targets. For two of the four tranches, each of which cover one fiscal year in a three-year period, restricted stock units are eligible to vest when the Company’s annual growth rate in net revenue and non-GAAP operating income over baseline results equal or exceed target growth rates of 5.0%. For each of these three tranches, 50% of each performance-based award is subject to the net revenue metric for the performance period and 50% is subject to the non-GAAP operating income metric for the respective performance period. If the Company’s growth rate in each of these metrics relative to the baseline results are below 2.5% for a performance period, no shares in the performance metric tranche will vest. If the Company’s growth rate relative to the baseline equals or exceeds 2.5% for a performance range, vesting may range from 75% up to a maximum 200% of target (if performance at or above a 7.5% growth rate is achieved); any shares above target that are eligible to vest will vest at the end of year three, subject to continued service through the end of the year three.
The fourth tranche of performance-based restricted stock units for a three-year performance period are eligible to vest when the growth rate in net revenue for the third year over baseline results relative to the growth rates for companies in the Russell 3000 index for the same metric and periods, equals or exceeds the 50th percentile.
The Company’s relative percentile rank in net revenue is determined by ranking the individual companies in the Russell 3000 (including MaxLinear) in order of largest to smallest according to their revenue growth for the third year over baseline

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
results, then calculating the percentile ranking of MaxLinear relative to other Russell 3000 companies. If the Company’s relative percentile rank for revenue growth at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for this metric is greater or equal to the 25th percentile, vesting may range from 50% up to a maximum 200% of target; such maximum may be achieved in year three if performance at or above the 75th percentile is achieved, subject to continued service through the end of the year three.
2024 and Prior Performance-Based Restricted Stock Units
For previous performance-based restricted stock units granted prior to 2025, the target number of units are eligible to vest when the annual growth rate in net revenue and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods, equals or exceeds the 50th percentile.
The Company’s relative percentile rank in net revenue and non-GAAP diluted earnings per share is determined by ranking the designated peer group companies (including MaxLinear) from the highest to the lowest according to their annual growth rate in each metric for the performance year, then calculating the percentile ranking of MaxLinear relative to other companies in the designated peer group. If the Company’s relative percentile rank for each metric at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for these metrics is greater or equal to the 25th percentile, vesting may range from 50% up to a maximum 250% of target; such maximum may be achieved in year three if performance at or above the 75th percentile is achieved.
For the performance-based restricted stock units granted prior to 2025, 60% of each performance-based award is subject to the net revenue metric for the performance period and 40% is subject to the non-GAAP diluted earnings per share metric for the performance period. The maximum percentage for a particular metric is 250% of the target number of units subject to the award related to that metric, however, vesting of the performance stock units is capped at 30% and 100%, respectively, of the target number of units subject to the award in years one and two, respectively, of the three-year performance period. The number of shares granted is based on the maximum percentage achievable (250%) in the performance-based restricted stock unit award, in order to reserve an adequate number of shares for any potential future vesting.
As of September 30, 2025, achievement to date under the performance metrics specified in the respective award agreements are based on its expected metric results over the performance periods and calculated growth rates relative to baseline based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	3,520	$25.66
Granted	798	15.25
Released[1]	(61)	20.72
Canceled[2]	(943)	38.38
Outstanding at September 30, 2025	3,314	$19.62
________________
(1) Includes shares that vested in prior years for which an executive elected to defer receipt.
(2) Includes shares canceled due to achievement below threshold amounts from shares granted which were previously reserved at the maximum achievable (250%). No shares were eligible to vest for the 2024 and mid year 2025 performance periods due to achievement below the 25th percentile.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2025 and 2024, there were 201,877 and 175,764 shares of common stock purchased under the ESPP at a weighted average price of $10.79 and $15.26, respectively.

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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,965	$19.35
Canceled	(247)	$18.76
Outstanding at September 30, 2025	2,718	$19.39	7.7	$—
Vested and expected to vest at September 30, 2025	2,627	$19.39	7.7	$—
Exercisable at September 30, 2025	573	$18.87	5.2	$—
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Nine Months Ended September 30,
	2025(1)	2024
Weighted-average grant date fair value per share	N/A	$10.84 - $11.24
Risk-free interest rate	N/A	4.33%
Dividend yield	N/A	—%
Expected life (in years)	N/A	6.50
Volatility	N/A	57.50%
__________________
(1) No options were granted during the nine months ended September 30, 2025.
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
The intrinsic value of stock options exercised was $0 and $0 in the three months ended September 30, 2025 and 2024, respectively. The intrinsic value of stock options exercised was $0 and $0.5 million in the nine months ended September 30, 2025 and 2024, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash received from exercise of stock options was negligible during each of the three and nine months ended September 30, 2025 and 2024.
The tax benefit from stock options exercised was $0 and $0 during the three months ended September 30, 2025 and 2024, respectively. The tax benefit from stock options exercised was $0 and $0.8 million during the nine months ended September 30, 2025 and 2024, respectively.
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
The Company recorded an income tax provision of $2.1 million in the three months ended September 30, 2025 and an income tax benefit of $6.7 million in the three months ended September 30, 2024. The Company recorded an income tax benefit of $1.3 million in the nine months ended September 30, 2025 and an income tax benefit of $10.5 million in the nine months ended September 30, 2024.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the nine months ended September 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, stock based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
During the nine months ended September 30, 2025, the Company’s unrecognized tax benefits increased by $0.3 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2025 were approximately $36 thousand and $0, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2025, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2021, 2020, and 2017, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. Due to this Singapore valuation allowance, no income tax provision was recorded for Singapore for the three and nine months ended September 30, 2025. The Company recorded income taxes in the nine months ended September 30, 2024 at the incentive rate.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of total net revenue
Customer A	18%	25%	17%	13%
Customer B	11%	*	13%	*
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	September 30, 2025	December 31, 2024
Percentage of gross accounts receivable
Customer C	32%	17%
Customer D	*	16%
____________________________
*    Represents less than 10% of the accounts receivable for the respective period.

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Vendor A	34%	26%	33%	35%
Vendor B	25%	27%	23%	18%
Vendor C	18%	12%	15%	11%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$105,592	83%	$65,293	81%	$267,971	81%	$193,555	72%
Europe	16,343	13%	10,208	13%	47,398	14%	29,034	11%
United States	3,565	3%	3,955	5%	14,317	4%	41,586	15%
Rest of world	959	1%	1,646	2%	1,519	1%	4,186	2%
Total	$126,459	100%	$81,102	100%	$331,205	100%	$268,361	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of total net revenue
Hong Kong	46%	49%	48%	37%
Thailand	*	11%	*	*
Vietnam	15%	*	12%	*
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, Thailand, and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amount	% of total	Amount	% of total
United States	$322,979	74%	$323,130	72%
Singapore	93,745	21%	102,112	23%
Rest of world	19,419	4%	25,838	6%
Total	$436,143	100%	$451,080	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Broadband	$58,236	$32,275	$146,675	$87,157
% of net revenue	46%	40%	44%	32%
Connectivity	18,968	12,726	59,944	35,700
% of net revenue	15%	16%	18%	13%
Infrastructure	40,343	23,046	101,613	87,436
% of net revenue	32%	28%	31%	33%
Industrial and multi-market	8,912	13,055	22,973	58,068
% of net revenue	7%	16%	7%	22%
Total net revenue	$126,459	$81,102	$331,205	$268,361
Revenues from sales through the Company’s distributors accounted for 36% and 35% of net revenue for the three months ended September 30, 2025 and 2024, respectively. Revenues from sales through the Company’s distributors accounted for 35% and 42% of net revenue for the nine months ended September 30, 2025 and 2024, respectively.
Contract Liabilities
As of September 30, 2025 and December 31, 2024, customer contract liabilities were approximately $0.1 million and $0.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the nine months ended September 30, 2025 and 2024 that was included in the contract liability balance as of the beginning of each of those respective periods was immaterial.
There were no material changes in the contract liabilities balance during the nine months ended September 30, 2025 and 2024.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2025 and December 31, 2024, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $33.8 million and $43.4 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2025 were $13.3 million and $0.3 million, respectively, and as of December 31, 2024 were $43.0 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the decrease in accrued obligations to customers for price adjustments from approximately $43.0 million as of December 31, 2024 to approximately $13.3 million as of September 30, 2025, was due to timing of issuing credits to customers, partially offset by increased accrued obligations resulting from increased sales to distributors. The increase or decrease in revenue for the three and nine months ended September 30, 2025 and 2024 from net changes in transaction prices for amounts included in obligations to customers for price adjustments and estimates of stock rotation returns to be claimed by distributors as of the beginning of those respective periods was not material.
As of September 30, 2025 and December 31, 2024, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, there were no impairment losses recorded on customer accounts receivable.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2029. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.8% and 5.0%, respectively, and the weighted average remaining lease term for operating leases was 2.6 years and 3.2 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2025:

Operating Leases
(in thousands)
2025 (3 months)	$2,848
2026	9,695
2027	6,675
2028	2,563
2029	1,596
Thereafter	—
Total minimum payments	23,377
Less: imputed interest	(1,676)
Total lease liabilities	21,701
Less: short-term lease liabilities	(9,568)
Long-term lease liabilities	$12,133
Operating lease cost was $2.2 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. Operating lease cost was $6.8 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Short-term lease costs for the nine months ended September 30, 2025 and 2024 were not material.
There were $0 and $0 of right-of-use assets obtained in exchange for new lease liabilities for the three months ended September 30, 2025 and 2024, respectively. There were $2.0 million and $1.2 million of right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2025 and 2024, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of September 30, 2025, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.4 million. As of December 31, 2024, the net defined benefit obligation was $0.4 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $31 thousand and $45 thousand for the three months ended September 30, 2025 and 2024, respectively, and were recorded to research and development expenses in the consolidated statements of operations. Net periodic benefit costs were $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2025, future minimum payments under inventory purchase and other obligations are as follows (in thousands):

	Inventory Purchase Obligations	Other Obligations	Total
2025 (3 months)	$37,142	$7,994	$45,136
2026	28,924	26,327	55,251
2027	9,217	6,226	15,443
2028	—	1,110	1,110
2029	—	629	629
Thereafter	—	3,437	3,437
Total minimum payments	$75,283	$45,723	$121,006
Other obligations consist primarily of contractual payments due for software licenses. Total inventory purchase and other contractual obligations increased from $106.5 million as of December 31, 2024 to $121.0 million as of September 30, 2025 driven by increased sales demand, which resulted in incremental purchase orders.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of September 30, 2025, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize income from any previously deferred amounts from other parties upon resolution of such repayment conditions.
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
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. Silicon Motion seeks payment of the termination fee, additional damages, fees, and costs. The arbitration is confidential.

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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but added Silicon Motion and certain of its officers as additional defendants. On July 15, 2025, the court dismissed the Amended Complaint, “with prejudice”. The plaintiffs cannot amend the Amended Complaint. On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.
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
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs’ amended complaint. MaxLinear intends to continue to vigorously defend its position.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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

16. Segment Reporting
The following table presents segment revenue, gross profit, and net loss for the periods presented in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$126,459	$81,102	$331,205	$268,361
Cost of net revenue	54,558	37,022	143,948	124,827
Gross profit	71,901	44,080	187,257	143,534

Less:
Employee related	71,776	54,868	194,522	185,279
Depreciation and amortization	4,291	4,404	13,295	13,117
Design and prototype expenses	9,948	15,190	29,796	47,884
Professional fees	11,690	3,614	24,184	13,489
Occupancy expenses	4,221	4,682	12,735	14,384
Restructuring expenses	11,264	26,828	24,723	50,323
Impairment of intangibles	—	1,237	—	1,237
Impairment of investments	—	11,768	—	11,768
Interest and other (income) expense, net	2,099	3,987	11,093	3,948
Income tax expense (benefit)	2,097	(6,713)	(1,307)	(10,535)
Segment net loss	$(45,485)	$(75,785)	$(121,784)	$(187,360)

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
In the nine months ended September 30, 2025, net revenue was $331.2 million, which was derived in part from sales of RF receivers and RF receiver SOC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We are currently experiencing growth in sales demand across our broadband, connectivity and infrastructure end markets driven by new product wins and market growth along with a recovery from excess inventory in the channels. Geopolitical tensions and changing trade policies, including escalating tariffs between the United States and China, and other countries, continue to influence the semiconductor industry as well as the global economy. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.
Products shipped to Asia accounted for 81% and 72% of net revenue during the nine months ended September 30, 2025 and 2024, respectively, including 48% from products shipped to Hong Kong and 12% from products shipped to Vietnam during the nine months ended September 30, 2025 and 37% from products shipped to Hong Kong during nine months ended September 30, 2024. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2025 and 2024 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.

A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended September 30, 2025, two customers accounted for 29% of our net revenue, and our ten largest customers collectively accounted for 69% of our net revenue. In the nine months ended September 30, 2025, two customers accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
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
Restructuring
In the nine months ended September 30, 2025, we incurred $24.7 million in restructuring costs which included $17.2 million in charges under contracts associated with computer-aided design, or CAD, software licenses, which we ceased using during the period, and $6.3 million in severance costs and related expenses and $1.2 million from exiting facilities in connection with a workforce reduction.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the Securities and Exchange Commission, or SEC, on January 29, 2025, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.
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
Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including salaries, benefits, and stock-based compensation; equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology and purchased licensed technology intangible assets; inventory fair value adjustments, if any; amortization of certain production mask costs and CAD software license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
Research and Development. Research and development, or R&D, expense includes personnel-related expenses, including salaries and benefits and stock-based compensation, new product engineering mask costs, prototype integrated circuit packaging and test costs, CAD software license costs, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense, and allocated occupancy costs, partially offset by income from joint R&D projects and/or governmental R&D grants, if any. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications. All research and development costs are expensed as incurred. Income from joint R&D projects and governmental R&D grants are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved.

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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of net revenue	43	46	43	47
Gross profit	57	54	57	53
Operating expenses:
Research and development	43	65	47	65
Selling, general and administrative	38	37	36	37
Impairment losses	—	2	—	—
Restructuring charges	9	33	7	19
Total operating expenses	90	137	90	121
Loss from operations	(33)	(82)	(34)	(68)
Interest income	1	2	1	2
Interest expense	(2)	(3)	(2)	(3)
Other income (expense), net	—	(18)	(2)	(5)
Total other income (expense), net	(2)	(19)	(3)	(6)
Loss before income taxes	(34)	(102)	(37)	(74)
Income tax provision (benefit)	2	(8)	—	(4)
Net loss	(36)%	(93)%	(37)%	(70)%

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Broadband	$58,236	$32,275	$25,961	80%	$146,675	$87,157	$59,518	68%
% of net revenue	46%	40%			44%	32%
Connectivity	18,968	12,726	6,242	49%	59,944	35,700	24,244	68%
% of net revenue	15%	16%			18%	13%
Infrastructure	40,343	23,046	17,297	75%	101,613	87,436	14,177	16%
% of net revenue	32%	28%			31%	33%
Industrial and multi-market	8,912	13,055	(4,143)	(32)%	22,973	58,068	(35,095)	(60)%
% of net revenue	7%	16%			7%	22%
Total net revenue	$126,459	$81,102	$45,357	56%	$331,205	$268,361	$62,844	23%
Net revenue increased $45.4 million to $126.5 million for the three months ended September 30, 2025, as compared to $81.1 million for the three months ended September 30, 2024, driven by increased demand in our broadband, connectivity, and infrastructure markets. The increase in broadband net revenue of $26.0 million was driven by increases in the volume of broadband SoC and cable data shipments in this category. The increase in connectivity net revenue of $6.2 million was driven by improvements in the volume of Wi-Fi and MoCA product shipments. The increase in infrastructure net revenue of $17.3 million was driven by increases in various infrastructure-focused products. The decrease in industrial and multi-market net revenue of $4.1 million was driven by decreased volume of shipments of high-performance analog products, much of which has end-market exposure in China markets. Price changes did not have a material impact to revenues period over period.
Net revenue increased $62.8 million to $331.2 million for the nine months ended September 30, 2025, as compared to $268.4 million for the nine months ended September 30, 2024, due to increased demand in our broadband, connectivity and infrastructure markets, while demand in the industrial and multi-market category decreased. The increase in broadband net revenue of $59.5 million was driven by increases in the volume of broadband SoC and cable data shipments in this category. The increase in connectivity net revenue of $24.2 million was driven by improvements in the volume of Wi-Fi, ethernet, and MoCA product shipments. The increase in infrastructure net revenue of $14.2 million was driven by the increases in the volume of shipments of wireless backhaul, optical products, storage products and high-performance analog products, partially offset by decreases in intellectual property licensing revenue in this category. The decrease in industrial and multi-market net revenue of $35.1 million was driven by decreased volume of shipments of high-performance analog and component products in this category. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$54,558	$37,022	$17,536	47%	$143,948	$124,827	$19,121	15%
% of net revenue	43%	46%			43%	47%
Gross profit	71,901	44,080	27,821	63%	187,257	143,534	43,723	30%
% of net revenue	57%	54%			57%	53%
Cost of net revenue increased $17.5 million to $54.6 million for the three months ended September 30, 2025, as compared to $37.0 million for the three months ended September 30, 2024. The increase was driven by an increase in the volume of sales as described above. Gross profit percentage improved for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, also due to a decrease in intangible asset amortization.
Cost of net revenue increased $19.1 million to $143.9 million for the nine months ended September 30, 2025, as compared to $124.8 million for the nine months ended September 30, 2024. The increase was driven by an increase in the volume of sales as described above. Gross profit percentage improved for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, also due to decrease in intangible asset amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$54,252	$52,604	$1,648	3%	$156,908	$173,911	$(17,003)	(10)%
% of net revenue	43%	65%			47%	65%
Research and development expense increased $1.6 million to $54.3 million for the three months ended September 30, 2025, as compared to $52.6 million for the three months ended September 30, 2024. The increase was driven by increases in bonuses of $9.2 million and stock-based compensation of $2.3 million. These increases were partially offset by decreases in payroll and benefits expense of $4.9 million, CAD software license costs of $2.8 million, and consulting, prototype, occupancy and other miscellaneous expenses of $2.2 million. The increase in stock-based compensation is due to incremental grants made to employees for retention purposes. The increase in bonuses is due to improved financial performance over the prior period.
Research and development expense decreased $17.0 million to $156.9 million for the nine months ended September 30, 2025, as compared to $173.9 million for the nine months ended September 30, 2024. The decrease was driven by decreases in payroll and benefits expense of $18.7 million, CAD software license costs of $7.8 million, consulting expenses of $3.5 million, the impact of an increase to income from joint R&D projects and government grants of $2.8 million, offset against R&D expense, and occupancy, supplies, outside services and other miscellaneous expenses of $2.7 million. These decreases were partially offset by increases in bonuses of $14.4 million and stock-based compensation of $4.1 million. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants. The increase in bonuses is due to improved performance over the prior period. The increase in stock-based compensation is due to incremental grants made to employees for retention purposes.
We have reduced our research and development spending to align with current project demands and expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$47,674	$30,154	$17,520	58%	$117,624	$100,242	$17,382	17%
% of net revenue	38%	37%			36%	37%
Selling, general and administrative expense increased $17.5 million to $47.7 million for the three months ended September 30, 2025, as compared to $30.2 million for the three months ended September 30, 2024. The increase was driven by increases in professional fees of $8.0 million, stock-based compensation of $6.3 million, and bonus expense of $4.5 million. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation. The increase in stock-based compensation is attributable to incremental grants made to employees for retention purposes in the fourth quarter of 2024 as well as improved financial performance relative to baseline metrics under performance-based awards over the prior period. The increase in bonuses is also due to improved financial performance over the prior period. These increases were partially offset by decreases in outside services, payroll and other miscellaneous expenses of $1.2 million.
Selling, general and administrative expense increased $17.4 million to $117.6 million for the nine months ended September 30, 2025, as compared to $100.2 million for the nine months ended September 30, 2024. The increase was driven by increases in professional fees of $10.7 million, bonuses of $7.4 million, and stock-based compensation of $6.1 million. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation. The increase in stock-based compensation is attributable to incremental grants made to employees for retention purposes. The increase in bonuses is due to improved financial performance over the prior period. These increases were partially offset by decreases payroll and other benefits of $3.9 million and miscellaneous expenses of $3.0 million, which include commissions, outside services, consulting, and amortization of intangibles, and are attributable to cost reduction measures and timing of project completion.
Our selling, general and administrative expenses have increased over the prior year due to the unique factors described above, while certain costs within such expenses have been reduced via our cost reduction measures. We expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.
Impairment losses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Impairment losses	$—	$1,237	$(1,237)	(100)%	$—	$1,237	$(1,237)	(100)%
% of net revenue	—%	2%			—%	—%

Impairment losses were $1.2 million and $1.2 million for the three and nine months ended September 30, 2024. The impairment losses were attributable to abandonment of certain purchased licensed technology.

Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$11,264	$26,828	$(15,564)	(58)%	$24,723	$50,323	$(25,600)	(51)%
% of net revenue	9%	33%			7%	19%
Restructuring charges decreased $15.6 million to $11.3 million for the three months ended September 30, 2025, compared to $26.8 million for the three months ended September 30, 2024. Restructuring charges for the three months ended September 30, 2025 included $10.9 million in charges under contracts associated with CAD tool licenses which we ceased using.
Restructuring charges decreased $25.6 million to $24.7 million for the nine months ended September 30, 2025, compared to $50.3 million for the nine months ended September 30, 2024. Restructuring charges for the nine months ended September 30, 2025 included $17.2 million in charges under contracts associated with CAD tool licenses which we ceased using, and $6.3 million in employee severance and related charges and $1.2 million in charges related to reduction of space leased for office facilities in connection with a workforce reduction.

    Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,099)	$(15,755)	$13,656	(87)%	$(11,093)	$(15,716)	$4,623	(29)%
% of net revenue	(2)%	(19)%			(3)%	(6)%
Interest and other income (expense), net changed by $13.7 million from expense of $15.8 million in the three months ended September 30, 2024 to expense of $2.1 million for the three months ended September 30, 2025. The change was driven by various factors, including impairment of privately held investments and notes receivables of $12.3 million that occurred in the prior year, and currency exchange gains resulting in an increase in other income (expense) of $2.1 million, partially offset by a decrease in interest income of $0.8 million due to lower average interest-bearing cash balances and decreased interest rates.

Interest and other income (expense), net changed by $4.6 million from expense of $15.7 million in the nine months ended September 30, 2024 to expense of $11.1 million for the nine months ended September 30, 2025. The change was driven by various factors, including impairment of privately held investments and notes receivables of $12.3 million that occurred in the prior year, and a decrease in interest expense of $0.4 million due to decreased interest rates, partially offset by currency exchange losses resulting in a decrease in other income (expense) of $4.7 million, a decrease in interest income of $2.8 million due to lower average interest-bearing cash balances and decreased interest rates, and a decrease in gain on sales of investments of $0.6 million that occurred in the prior year.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$2,097	$(6,713)	$8,810	(131)%	$(1,307)	$(10,535)	$9,228	(88)%
The income tax provision for the three months ended September 30, 2025 was $2.1 million compared to an income tax benefit of $6.7 million for the three months ended September 30, 2024.
The income tax benefit for the nine months ended September 30, 2025 was $1.3 million compared to an income tax benefit of $10.5 million for the nine months ended September 30, 2024.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, stock based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded in Singapore for the nine months ended September 30, 2025. We recorded income taxes in the nine months ended September 30, 2024 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $111.9 million, restricted cash of $1.4 million and net accounts receivable of $52.9 million. Additionally, as of September 30, 2025, our working capital, which we define as current assets less current liabilities, was $100.6 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of September 30, 2025, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of September 30, 2025. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of September 30, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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

As of September 30, 2025, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for CAD software licenses, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$125,000	$—	$—
Operating lease obligations	23,377	2,848	16,370	4,159	—
Purchase obligations	75,283	37,142	38,141	—	—
Other obligations	45,723	7,994	32,553	1,739	3,437
Total	$269,383	$47,984	$212,064	$5,898	$3,437
Total inventory purchase and other contractual obligations increased from $106.5 million as of December 31, 2024 to $121.0 million as of September 30, 2025 driven by increased sales demand which resulted in incremental purchase orders.
Our planned capital expenditures as of September 30, 2025 were not material. Our consolidated balance sheet at September 30, 2025 included $4.2 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Working capital	$100,581	$141,158
Cash and cash equivalents	$111,859	$118,575
Short-term restricted cash	1,380	1,003
Long-term restricted cash	24	25
Total cash, cash equivalents, and restricted cash	$113,263	$119,603

We believe that our $111.9 million of cash and cash equivalents at September 30, 2025 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of September 30, 2025, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of September 30, 2025. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranges from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter.
The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$9,213	$(17,457)
Net cash used in investing activities	(16,109)	(20,448)
Net cash used in financing activities	(46)	(135)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	602	(824)
Decrease in cash, cash equivalents and restricted cash	$(6,340)	$(38,864)
Cash Flows from Operating Activities
Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $17.5 million for the nine months ended September 30, 2024. The increase in operating cash flows was driven by increased revenues from increased volume of shipments of our products as a result of growth in customer demand for our broadband, connectivity, and infrastructure end markets (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which decreased $40.8 million, in particular, in 2025, we made severance and other payments from workforce reductions of $11.2 million and against our price protection liability of $8.8 million.
Cash Flows from Investing Activities
Our use of cash in investing activities decreased by $4.3 million. Net cash used in investing activities was $16.1 million for the nine months ended September 30, 2025 and consisted of purchases of property and equipment of $8.9 million, and purchases of intangible assets of $7.2 million.
Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2024 and consisted of purchases of property and equipment of $15.5 million, and purchases of intangible assets of $5.0 million.
Cash Flows from Financing Activities
Our use of cash in financing activities did not materially change and was substantially comprised of minimum tax withholding paid on behalf of employees for restricted stock units, partially offset by net proceeds from issuance of common stock under employee stock purchase plans for both periods.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the nine months ended September 30, 2025 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $1.0 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the nine months ended September 30, 2025, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. Silicon Motion seeks payment of the termination fee, additional damages, fees, and costs. The arbitration is confidential.
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
On September 18, 2024, the plaintiffs filed an Amended Consolidated Complaint, or the Amended Complaint. The Amended Complaint includes the same two claims as alleged in the Consolidated Complaint and makes similar factual allegations against the MaxLinear defendants, but added Silicon Motion and certain of its officers as additional defendants. On July 15, 2025, the court dismissed the Amended Complaint, “with prejudice”. The plaintiffs cannot amend the Amended Complaint. On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.
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
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs’ amended complaint. MaxLinear intends to continue to vigorously defend its position.

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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•Global economic conditions could continue to adversely affect our revenues, margins, and results of operations.

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
•Our business, financial condition and results of operations could continue to be adversely affected by escalating trade wars, military conflicts, and other geopolitical and economic tensions.
•We are subject to risks associated with international geopolitical and military conflicts.
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
•The complexity of our products could result in unforeseen delays or expenses caused by undetected defects or bugs.
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
•We are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations.
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
We terminated the Merger Agreement on July 26, 2023 and notified Silicon Motion that we are relieved of our obligation to close the merger. Silicon Motion has challenged the validity of that termination. On August 16, 2023, Silicon Motion delivered to us a notice, which Silicon Motion publicly disclosed, that it was purporting to terminate the Merger Agreement and that Silicon Motion would be commencing an arbitration before the Singapore International Arbitration Centre to seek damages from us arising from our alleged breaches of the Merger Agreement. On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. Additionally, on August 31, 2023, a Silicon Motion stockholder filed a class action complaint against us and certain of our current officers alleging that we materially misrepresented the likelihood the merger would close, and a similar individual action was filed by a different Silicon Motion stockholder on June 13, 2024. Other potential plaintiffs may file additional lawsuits related to the previously contemplated merger. See Part II, Item 1 (Legal Proceedings) of this report for more information on the Silicon Motion arbitration and the class action lawsuit. We intend to vigorously defend against these legal proceedings and any alleged breaches of the Merger Agreement, but due to the uncertainties inherent in any legal proceedings, we cannot predict the outcome of any legal proceedings. Legal proceedings are time-consuming, and may divert management’s attention from our business. Legal proceedings are also expensive and could result in substantial costs to us, including any damages we are required to pay and costs associated with the indemnification of directors and officers. Please refer to the Risk Factor entitled “If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement with Silicon Motion, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments.”
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
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other, which could result in significant changes to the competitive landscape. In addition, changes in government trade policies, including the imposition of tariffs and export restrictions, as well as actions by government agencies, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets. See the risk factors “We are subject to risks associated with international geopolitical and military conflicts” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations” below.

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
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, such as high inflation, could continue to adversely affect our revenues, margins, and results of operations.
Our products are incorporated in numerous consumer devices, and demand for such products is ultimately driven by consumer demand for products such as televisions, personal computers, automobiles, and cable modems. Many of these purchases are discretionary. Global economic volatility and economic volatility in the specific markets in which the devices that incorporate our products are ultimately sold, including the impacts of inflation, can cause extreme difficulties for our customers and third-party vendors in accurately forecasting and planning future business activities. This unpredictability could cause our customers to reduce spending on our products, which would delay and lengthen sales cycles. Furthermore, during inflationary economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. These events, together with economic volatility that may face the broader economy and, in particular, the semiconductor and communications industries, may adversely affect, our business, particularly to the extent that consumers decrease their discretionary spending for devices deploying our products.
We are subject to the cyclical nature of the semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Future downturns may result in, diminished product demand, production overcapacity, high inventory levels and erosion of our average selling prices. Furthermore, any future upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble all of our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future. A significant downturn or upturn could have a material adverse effect on our business and operating results.

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
Our net revenue increased from $268.4 million in the nine months ended September 30, 2024, to $331.2 million in the nine months ended September 30, 2025, due to increases in broadband, connectivity and infrastructure markets, which had declined in previous periods due to decreased demand. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience slower overall growth in revenue in the future due to current macroeconomic conditions impacting customer demand for products in other markets.
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
•recruit, hire, train, retain and manage qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;
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
Our business, financial condition and results of operations could continue to be adversely affected by escalating trade wars, military conflicts, and other geopolitical and economic tensions among or with countries in which we conduct business, including between the United States and China, Israel (and its conflicts with Iran and Lebanon). For example, as more entities are added to restricted export control lists, or as semiconductor technology exports to other countries are further controlled, our need to seek authorization from the U.S. government may impact our ability to do business.
We sell our products throughout the world. Products shipped to Asia accounted for 81% of our net revenue in the nine months ended September 30, 2025. In addition, as of September 30, 2025, approximately 74% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
In addition to a significant portion of our wafer supply coming from Taiwan, Singapore, China, and South Korea, substantially all of our products undergo packaging and final testing in Taiwan, Singapore, China, South Korea, and Malaysia. Any conflict or uncertainty in these countries, including due to geopolitical conditions, natural disasters, public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead some of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with international geopolitical and military conflicts.
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

Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. Specifically, the U.S. has enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits, or ICs, subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of artificial intelligence, or AI, models was issued with a scheduled compliance date of May 15, 2025. These Proposed Regulations were rescinded but we expect that a revised version of these controls will be issued at some point this year. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. We have confirmed that some of our products are subject to these new controls. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
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
The military conflict in Israel and Gaza, and Israel’s conflicts with Iran and Lebanon, resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran. If the conflict continues, we cannot provide assurances that our business will not be impacted in the future.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue has also been generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the nine months ended September 30, 2025, two customers accounted for 30% of our net revenue, and our ten largest customers collectively accounted for 67% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has previously been and could in the future be material, we may not receive such consideration in the future. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the nine months ended September 30, 2025 and 2024. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under these risk factors:
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
•“We are subject to risks associated with international geopolitical and military conflicts.” and
•“We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.”
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
For the nine months ended September 30, 2025 and 2024, revenue directly attributable to broadband applications accounted for approximately 44% and 32% of our net revenue, respectively. We have experienced an increase in broadband net revenue of $59.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, as this market recovers from macroeconomic conditions. However, delays in the development of, or unexpected developments in, the broadband markets has previously had, and could in the future have an adverse effect on order activity by OEMs in these markets and as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For nine months ended September 30, 2025, and 2024, our research and development expense was $156.9 million and $173.9 million, respectively. We have decreased our research and development spending, including via workforce reductions and cancellations of selected projects, to meet evolving demand. However, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
We do not know whether we will be able to attract and retain the required and desirable personnel as we continue to pursue our business strategy. Historically, we have encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with the expertise required in our field, and expect to continue facing such difficulties in seeking talent. Competition for these personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Our ability to hire qualified engineers to work in the United States under H-1B visas may be negatively impacted by changes to the H-1B and other visa programs, including the increased fees associated with H-1B visas after September 21, 2025. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. We have experienced declines in the market price of our stock and reductions in force which could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the ability of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of the services of one or more of our key employees, especially our management and key design and technical personnel, or our inability to retain, attract and motivate our management and qualified design and technical and other personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of September 30, 2025, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of September 30, 2025. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement (with SOFR replacing LIBOR).
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
We and our subsidiaries may, subject to any limitations in the terms of our existing loan facilities, incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that are not limited by the terms of our term loans that could have the effect of diminishing our ability to make payments under the indebtedness when due. If we incur any additional debt, the related risks that we and our subsidiaries face could intensify. Please refer to the Risk Factor entitled “If we are required to pay any damages in connection with legal proceedings related to the termination of the Merger Agreement with Silicon Motion, including for any alleged breaches of the Merger Agreement, or if we agree to make any payments in any settlement of legal proceedings related to the termination of the Merger Agreement, the amount of such damages or payments could be significant and require us to draw down on all our existing lines of credit and use our cash resources, which may not be sufficient to satisfy any damages or payments and could have a material adverse effect on our business, operating results, and financial condition. We expect that we may not be able to obtain financing on favorable terms if at all or raise additional capital for any such payments.”.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. We also rely on Intel Corporation, or Intel, for certain products on a turnkey basis under terms of a supply agreement.
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

Additionally, our product shipment and manufacturing capacity may be similarly reduced or eliminated at one or more facilities due to the fact that the majority of our fabrication and assembly and test contractors are all located in the Pacific Rim region, principally in China, Taiwan, and Singapore. The risk of earthquakes in these geographies is significant due to the proximity of major earthquake fault lines, and Taiwan in particular is also subject to typhoons and other Pacific storms, and more recently, a drought impacting the water supply which chip manufacturers rely upon to fabricate chip products. Earthquakes, fire, flooding, drought, or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes, work stoppages or public health crises, in countries where our contractors’ facilities are located could result in the disruption of our product shipments, foundry, assembly, or test capacity. If such disruption were to recur over a prolonged period, it could have a material impact on our revenues and our business. Any disruption resulting from similar events on a larger scale or over a prolonged period could cause significant delays in shipments of our products until we are able to resume such shipments, or shift our manufacturing, assembly, or test from the affected contractor to another third-party vendor, if needed. If such disruption were to recur over a prolonged period, it could have a material impact on our revenue and business. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
We are subject to risks associated with our distributors’ product inventories and product sell-through. Should any of our distributors cease or be forced to stop distributing our products, our business would suffer.
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 35%, and 42% of our net revenue in the nine months ended September 30, 2025, and 2024, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
We rely on third-party vendors to provide critical services, including, among other things, services related to accounting, billing, compliance, internal audit, human resources, payroll, stock administration, information technology, network development, network monitoring, in-licensing and intellectual property that we cannot or do not create or provide ourselves. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements and legal obligations. The ability of these third-party vendors to successfully provide reliable and high quality services is subject to technical and operational uncertainties that are beyond our control. While we may be entitled to damages if our vendors fail to perform under their agreements with us, our agreements with these vendors limit the amount of damages we may receive. In addition, we do not know whether we will be able to collect on any award of damages or that these damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the nine months ended September 30, 2025, the trading price of our common stock ranged from a low of $8.35 to a high of $25.73. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2025, we had approximately 87.4 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of September 30, 2025, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $52.1 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to the interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the OBBB Act, or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. These rules under the Tax Act have been extensively modified by the OBBB Act, allowing domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years. Further, as a United States domiciled company, the income from our foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the OBBB Act, generally requires that net CFC tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities. For tax years beginning after December 31, 2025, under the OBBB Act, the effective tax rate on such income will increase. The OBBB Act also makes changes to the U.S. corporate income tax including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The impact of the OBBB Act is not expected to be material to our consolidated financial position and results of operations. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in the allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. Any such changes may also result in the taxes we previously paid being subject to change.
Our income tax provision is subject to volatility and our ability to use our deferred tax assets to offset future taxable income may be limited, which may adversely impact our future effective tax rate and operating results.
Excess tax benefits and deficiencies associated with employee stock-based compensation are included in income tax expense. However, since the amount of such excess tax benefits and deficiencies depend on the fair market value of our common stock, our income tax provision is subject to volatility in our stock price and in the future, could unfavorably affect our future effective tax rate.
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of September 30, 2025, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax assets considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
10.1+	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.
(*)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXLINEAR, INC.

(Registrant)

Date:	October 23, 2025	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)