Form 10-K
period 2025-12-31
MAXLINEAR, INC
filed 2026-01-29
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.1 billion (based on the closing sales price of the registrant’s common stock on that date). Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status with respect to the foregoing calculation is not a determination for other purposes.
As of January 22, 2026, the registrant had 86,451,150 shares of common stock, par value $0.0001, outstanding.
_________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MAXLINEAR, INC.

MAXLINEAR, INC.
PART I
Forward-Looking Statements
The information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or this Form 10-K, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections and involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “continues,”“estimates,” “expects,” “forecasts,”“intends,” “may,” “plans,” “predicts,” “projects,” “should,”“will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.
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
•our ability to sustain our current level of revenue, which has previously declined, and/or manage future revenue growth effectively;
•the effects of escalating trading wars, military, geopolitical and economic conflicts and tensions among countries in which we conduct business, including between the United States and China;
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
•statements regarding any future repurchases under our repurchase program; and
•the effect certain factors may have on our tax liability, including but not limited to global and domestic tax reform;
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
•The explosive emergence of artificial intelligence, or AI, platforms and services such as OpenAI, Copilot, Anthropic Claude, and Google Gemini, which broadly amplify human ability to harness high-performance computing within the data center;
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

Markets

The above trends propel demand across many of our target end markets, such as:

•Data Center Infrastructure: Inside data centers operated by Meta, Amazon, Microsoft, Google, Oracle, Alibaba, Bytedance, Tencent, and others, high-speed optical transceivers connect racks of servers and storage through a hierarchical network of switches and routers. Cloud services and machine learning are dependent upon the ability to interconnect vast numbers of servers and storage inside a data center with extremely low latency and the highest bandwidth to enable the entire data center to act as a single computing or data processing unit. Consequently, the data traffic growth inside the data center has significantly outstripped the data traffic flowing to and from the data center. Currently, while server connections are transitioning from 10Gbps to 25Gbps or 100Gbps speeds, router and switch connections are moving from 400G to 800 and 1600Gbps (1.6T) interconnections, with the next generation of switch connections (under development) targeting 1600Gbps. These transitions are possible, in large part, owing to the innovations in semiconductor design, incorporating high-speed digital signal processing together with broadband analog and mixed signal circuits in advanced CMOS process nodes. The physical limits and challenges of removing the heat dissipated by these optical transceivers and switches are the primary barriers to even higher interconnect speeds. For all these reasons, improving the bandwidth and power efficiency of data center networking technology within and between data centers remains a critical challenge for the evolution of next-generation data centers.

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
Customers
We sell our products, directly and indirectly, to OEMs, module makers and ODMs, and we refer to these as our customers. By providing a highly integrated reference design solution that our customers can incorporate in their products with minimal modifications, we enable our customers to design cost-effective high-performance SoC-based solutions rapidly. A significant portion of our sales are through distributors based in Asia, who then resell our product.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. In the years ended December 31, 2025, 2024 and 2023, ten customers accounted for approximately 65%, 60% and 54% of our net revenue, respectively. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
Products shipped to Asia accounted for 82%, 75% and 75% of our net revenue in the years ended December 31, 2025, 2024 and 2023, respectively, including 49% from products shipped to Hong Kong and 12% from products shipped to Vietnam during the year ended December 31, 2025, 41% from products shipped to Hong Kong during the year ended December 31, 2024, and 37% from products shipped to Hong Kong and 11% from products shipped to mainland China in the year ended December 31, 2023. Although a large percentage of our products are shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the years ended December 31, 2025, 2024 and 2023 related principally to sales to Asian ODM’s and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
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
Our distributors are independent entities that assist us in identifying and servicing customers in a particular territory, usually on a non-exclusive basis. Sales to distributors accounted for approximately 37%, 44%, and 50% of our net revenue in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Wafer Fabrication. We utilize an increasing range of process technologies to manufacture our products, from standard CMOS to more exotic processes including SiGe and GaAs. Within this range of processes, we use a variety of process technology nodes ranging from 0.25µ down to 4 nanometer. We depend on independent silicon foundry manufacturers to support our wafer fabrication requirements. Our key foundry partners include Taiwan Semiconductor Manufacturing Corporation, or TSMC, in Taiwan, and United Microelectronics Corporation, or UMC, in Taiwan and Singapore. We generally do not depend on a single source for the supply of our materials. Additionally, certain products are supplied to us by Intel Corporation, or Intel, on a turnkey basis.
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
Greenhouse gas emissions. We are committed to contributing to the reduction of greenhouse gas emissions, and we are currently taking measures to reduce our greenhouse gas emissions and environmental impact such as purchasing 100% renewable energy for our facilities in California and elsewhere where available, using key suppliers that focus on sustainability as described below, enhancing our offices with energy saving improvements, and transitioned away from one-time use plastics used in the office to sustainable reusable products. For the latest information regarding measures we have taken to further reduce our emissions, refer to our corporate social responsibility and sustainability page on our website, where you can also find our annual emissions reporting.
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

Socially responsible supply chain. As a fabless semiconductor design company, we do not manufacture our products and, with respect to the activities we conduct directly, we believe we leave a limited environmental footprint. With respect to our indirect environmental impact, we consider and monitor the practices of our current and prospective foundry partners and suppliers in assessing environmental risks in our supply chain and in selecting key vendors. We believe that our key suppliers have made a public commitment to integrate sustainability and sensitivity to environmental impact into their manufacturing processes. For example, according to their websites, four of our largest manufacturing partners, ASE, Intel, TSMC, and UMC, each maintain well-developed environmental management and sustainability programs that are publicly avowed and supported by the highest levels of management within those organizations and have either set targets to reach net zero greenhouse gas emissions, or otherwise reduce such emissions, including in their manufacturing plans and processes. We aim to have a majority of manufacturing partners that are certified with ISO 14001 international standards for environmental management systems and plan to launch manufacturing partner audits in the future. We are committed to the use of a socially responsible supply chain to reduce the risk of human rights violations and the use of conflict minerals (tin, tungsten, tantalum and gold, or 3TG) from the Democratic Republic of Congo and certain adjoining countries. The results of our conflict minerals surveys are reported annually on a conflict minerals report. Our efforts also include maintaining an anti-slavery policy, and a business partner labor standards policy which bars the use of forced or child labor and slavery and a conflict minerals policy governing the use and distribution of 3TG minerals, as well as conducting due diligence before allowing a potential supplier to become a preferred supplier. Further, we remove any suppliers that continue to fail to meet our business partner labor standards and conflict minerals policies after being provided the opportunity to remedy non-compliance via implementation of a corrective action plan. We also participate in recycling of integrated circuits and boards. Additionally, our products are compliant with the Restriction of Hazardous Substances, or RoHS, and Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, standards in the European Union, or EU.
Research and Development
We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We direct our R&D efforts largely to the development of new high-performance, mixed-signal RF transceivers and SOCs for the broadband, mobile and wireline infrastructure, data center, and industrial and multi-market applications. We target applications that require stringent overall system performance and low power consumption. As new and challenging communication applications proliferate, we believe that many of these applications may benefit from our SoC solutions combining analog and mixed-signal processing with digital signal processing functions. We have assembled a team of highly skilled semiconductor and embedded software design engineers with expertise in RF, mixed-signal and high-performance analog integrated circuit design, digital signal processing, communications systems and SoC design. As of December 31, 2025, we had approximately 786 employees in our R&D group. Our engineering design teams are located in Carlsbad, Irvine, and San Jose in California; Singapore; Shanghai, and Shenzhen in China; Taipei and Hsinchu in Taiwan; India; Germany, Israel, and Spain.
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
We own numerous trademarks related to our current products that have been registered, or are pending registration, in the United States. We own foreign counterparts of certain of these registered trademarks in Brazil, Canada, China, the EU, Egypt, Germany, Hong Kong, India, Israel, Japan, Malaysia, Mexico, Russia, South Korea, Singapore, Taiwan, Thailand, Turkey, Vietnam and United Kingdom. We also claim common law rights in certain other trademarks that are not registered. Trademark rights may continue for a limited duration or in perpetuity, provided certain requirements are met.
Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

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

Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. In October 2022, BIS announced additional restrictions on products and/or technology destined for use in the People’s Republic of China, including additional export controls and/or requirements on (1) certain advanced computing integrated circuits, computer commodities that contain such integrated circuits and certain semiconductor manufacturing items; (2) products and/or technologies that may be destined for facilities capable of producing certain advanced node integrated circuits; and (3) transactions involving items for supercomputer and semiconductor manufacturing end uses. In October 2023, BIS announced additional restrictions on the export of certain advanced semiconductors and semiconductor manufacturing technology to China, primarily focused on integrated circuits with military, data center, or artificial intelligence applications. Pursuant to those October 2023 export control amendments, various categories of integrated circuits are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. In April 2024, additional controls on high-bandwidth memory commodities were imposed, and in December 2024, additional controls on semiconductor manufacturing commodities were imposed through an expansion of the Foreign Direct Product Rule. Since October 2022, we have restricted or curtailed business with certain customers and partners in China as a result of BIS restrictions.

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

Our business is also subject to various rules and regulations applicable to multinational public companies in the semiconductor industry, including: federal securities laws; competition laws and regulations, such as those promulgated by the U.S. Federal Trade Commission or authorities in the European Union; anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977; and, additional global trade regulation, such as tariffs imposed by Customs and Border Protection, export controls administered by BIS, and economic trade sanctions maintained by the U.S. Department of the

Treasury Office of Foreign Assets Control, among others. We are also subject to the rules and regulations of industry standards bodies such as the International Organization for Standardization, among others. These laws and regulations are complex, may change frequently and with limited notice, and may continue to become more stringent over time. We may incur significant compliance expenditures in a future period as a result. We may also incur fines, criminal sanctions, or other penalties should we fail to comply with these laws and regulations.
For additional information, see the section titled “Risk Factors—Risks Related to our Business.”
Human Capital
Our future success depends on our ability to retain, attract and motivate qualified personnel, and achieving those objectives requires us to maintain a work environment and culture that values diversity. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. We operate across 16 countries and are sensitive to the many cultures and backgrounds constituting our employee base.
As of December 31, 2025, we had 1,115 full-time employees, including 786 in R&D, 200 in sales and marketing, 27 in operations and semiconductor technology and 102 in administration. We have employees across 16 countries: 53% are in Asia, 25% in the Americas, 12% in Europe and 10% in the Middle East. Our workforce is represented by the following race/ethnicities: 68% Asian, 22% White or Middle Eastern, 10% Latinx or Hispanic origin, with 54% Asian, 43% White or Middle Eastern and 3% Latinx or Hispanic origin n senior management. Females represented 14% of our outside directors, 10% of senior management, 14% of our technical roles, and 19% of our total workforce. We believe female representation among our engineering staff compares favorably within our industry, but we remain committed to finding rewarding career opportunities for women across all functions within MaxLinear as well as to encouraging the engineering programs from which we recruit to increase their emphasis on opportunities for women. Of our total employee workforce, 2% is represented by Work Council in Germany, but all of our employees have freedom of association, or the legal right to join worker organizations, including trade unions, and the right to collective bargaining. The Work Council group, is comprised of employees elected by the general employee base. We consider our global employee relations to be good.
In 2025, our employee voluntary turnover rate was 14% compared to 13% in 2024. We host regular global town hall meetings in which all employees are encouraged to submit any questions, ahead of or during the meeting, to be addressed by executive and senior management. We also have a formal confidential reporting policy and complaint procedures for employees and others to express concerns about conduct within MaxLinear, which includes confidential hotline reporting available in local languages. We are committed to limiting the use of temporary or contract workers to specialized, non-recurring projects or during peak times when permanent employment is scarce, and when we do use contract workers, we make efforts to convert them to permanent employees when they can fulfill open positions. As of December 31, 2025, while all of our employees are considered permanent employees, contractors comprised 15% of our workforce, compared to 14% in 2024, and we are committed to further reducing our use of such contractors. When needed, we conduct responsible workforce restructuring procedures in compliance with the regulations of the jurisdictions in which we operate.
Our human capital resources objectives include, as applicable, attracting and retaining talented and experienced employees, advisors, and consultants. We utilize multiple online search tools, specialized recruiting firms, employee referral programs and university hires to ensure a varied outreach approach for candidates. We aim to increase our hiring and retention of female talent including direct hires or interns from universities. We offer this via a combination of competitive base salary, time-based equity incentives and bonus plans linked to financial performance that are designed to motivate and reward personnel with annual grants of stock-based and cash-based incentive compensation awards to our employees, some of which vest over a period of three or four years, plus other benefits, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve both our short and long-term objectives. We offer competitive benefits tailored to local markets and laws and designed to support employee health, welfare and retirement; examples of such benefits may include paid time off; 401(k), pension or other retirement plans; employee leave or part-time arrangements to support well-being of employees and their dependents; sabbaticals; bereavement leave; employee stock purchase plan; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; health savings and flexible spending accounts; relocation assistance; and employee assistance programs. Our corporate training program, which is mandatory, covers training on discrimination-free workplace, as well as our code of ethics and employee conduct, insider trading policy, global export controls and economic sanctions policy, global anti-bribery and anti-corruption policy, and anti-trust and competition law.

Our executive compensation structure aligns executive incentives with the long-term growth objectives of MaxLinear, including long-term share price appreciation. In that regard, our executive compensation programs have tended to place a relatively heavier weighting on equity compensation than our peers and include a performance-based metric to executives’ equity incentives in addition to other forms of compensation offered to all employees. For more details regarding our executive compensation, refer to information incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in either an amendment to this Form 10-K or our upcoming 2026 Proxy Statement.
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
•Failure to meet any expectations related to stock repurchase programs could cause the market price of our common stock to decline.

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
Our net revenue increased from $360.5 million in the year ended December 31, 2024, to $467.6 million in the year ended December 31, 2025, due to increases in broadband, connectivity and infrastructure markets, which had declined in previous periods due to decreased demand. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience slower overall growth in revenue in the future due to current macroeconomic conditions impacting customer demand for products in other markets.
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
•recruit, hire, train, retain and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering;
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
We sell our products throughout the world. Products shipped to Asia accounted for 82% of our net revenue in the year ended December 31, 2025. In addition, as of December 31, 2025, approximately 75% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•changes in import and/or export control restrictions and regulations by governments, such as changes to licensing requirements or other anti-diversion enforcement measures, as a result of ongoing armed conflict and geopolitical tensions among the United States, China, Iran, Israel, Lebanon, Russia, Ukraine, Greenland, Denmark, and other countries;
•other unpredictable geopolitical turmoil, including terrorism, war or political or military coups, including the current conflict in Israel and Gaza and escalation of Israel’s conflicts with Iran and Lebanon;
•civil disturbances or political instability, especially in Iran;
•currency fluctuations relating to our international operating activities;
•transportation delays;
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
Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. Specifically, the U.S. has enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits, or ICs, subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of artificial intelligence, or AI, models was issued with a scheduled compliance date of May 15, 2025. These Proposed Regulations were rescinded, but we expect that a revised version of these controls will be issued in the future. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. We have confirmed that some of our products are subject to these new controls. The United States government has also continued to add Chinese entities to the Entity List. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
The BIS continues to add many new entities to the Entity List and Unverified List. As noted above our ability to manufacture, sell or distribute products or technology will be limited if BIS further amends the EAR to add restrictions against parties who are or may be our customers.
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
The military conflict in Israel and Gaza, and Israel’s conflicts with Iran and Lebanon, resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence or political instability, which could interrupt business and increase costs associated with relocating employees, engaging with alternative third-party contractors or hiring additional employees outside of Israel. The United States has also imposed additional sanctions on Iran in response to attacks on Israel by Iran and has threatened Iran with military action in response to Iran’s violent crackdown on nationwide protests. If the conflict and tensions continue to escalate, we cannot provide assurances that our business will not be impacted in the future.
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
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. Since October 2022, the United States has continued to announce export control restrictions on an increasing number of entities based in China due to national security and human rights concerns and additional more severe restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. The United States has also announced measures intended to further restrict the export of certain advanced semiconductor products and technology, as well as products that incorporate those advanced semiconductor products, to China, and/or certain companies located in China due to national security and human rights concerns, including the imposition of new license requirements for certain semiconductor technologies. Additional restrictions related to advanced semiconductor products and computing resources were released in January 2025 with a compliance date beginning in May 2025, which were rescinded by BIS; however, a revised version of these restrictions is expected to be announced. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue has also been generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the year ended December 31, 2025, two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has previously been and is currently expected in the future be material, we may not receive such consideration on a recurring basis. Factors that could affect our revenue from these large customers include the following:
•macroeconomic and business factors influencing such customers’ demand for our products;
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for less than 10% of our net revenue during the years ended December 31, 2025 and 2024. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under these risk factors:
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
Broadband data modems and gateways and video gateways continue to represent a significant North American and European revenue generator. The North American and European Pay-TV market is dominated by a few OEMs, including Vantiva SA, Hitron Technologies Inc., Compal Broadband Networks, Inc., Humax Co., Ltd., and Samsung Electronics Co., Ltd. These OEMs are large multinational corporations with negotiating power relative to us and are undergoing significant consolidation. Securing design wins with any of these companies requires a substantial investment of our time and resources. Even if we succeed, additional testing and operational certifications will be required by the OEMs’ customers, which include large Pay-TV television companies such as Comcast Corporation, Liberty Global plc, Charter Communications, Inc., Sky UK Limited, AT&T Inc. and EchoStar Corporation. In addition, our products will need to be compatible with other components in our customers’ designs, including components produced by our competitors or potential competitors. There can be no assurance that these other companies will support or continue to support our products.
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
For the year ended December 31, 2025 and 2024, revenue directly attributable to broadband applications accounted for approximately 44% and 32% of our net revenue, respectively. We have experienced an increase in broadband net revenue of $87.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, as this market recovers from macroeconomic conditions. However, delays in the development of, or unexpected developments in, the broadband markets has previously had, and could in the future have an adverse effect on order activity by OEMs in these markets and as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For year ended December 31, 2025, 2024, and 2023, our research and development expense was $208.6 million, $225.2 million, and $269.5 million, respectively. We have decreased our research and development spending, including via workforce reductions and cancellations of selected projects, to meet evolving demand. However, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
As indicated elsewhere in this report, we do a substantial portion of our business in Asia, including in Hong Kong, a special administrative region of the People’s Republic of China, or China. Products shipped to Asia accounted for 82%, 75% and 75% of our net revenue in the years ended December 31, 2025, 2024 and 2023, respectively, including 49% from products shipped to Hong Kong and 12% from products shipped to Vietnam during the year ended December 31, 2025, 41% from products shipped to Hong Kong during the year ended December 31, 2024, and 37% from products shipped to Hong Kong and 11% from products shipped to mainland China in the year ended December 31, 2023. Since October 2022, the United States has taken steps to restrict the export of certain advanced semiconductor products and technology to China as well as a number of specific Chinese companies, due to national security and human rights concerns. There has also been a substantial focus by regulators in the United States and Europe on the business practices of certain major Chinese technology companies. Complying with changing export control laws may require us to develop additional policies, procedures, and controls, or incur additional costs, including in connection with the development or performance of additional due diligence in order to prevent diversion of restricted products or technology to China, Russia, or other destinations. Compliance with these laws and regulations may also result in the loss of revenue. Since October 2022, we have restricted shipments and exports to certain major Chinese technology companies, including a semiconductor foundry and OSAT providers. While we intend to continue to conduct our businesses in compliance with all applicable laws, including laws relating to export controls and anti-corruption, it is possible that the nature of our business and customers could result in a review of our relationships and practices by regulatory authorities. At times, we may discover issues that we bring to the attention of the relevant government agencies, as we did on March 3, 2023, when we submitted a comprehensive voluntary self-disclosure to BIS regarding the potential EAR violation described above and other potential export control violations. Although the March 2023 voluntary self-disclosure to BIS resulted in a warning letter, we could incur increased administrative and legal costs in order to remediate any potential compliance gaps or violations, to respond to any inquiries, or in connection with the preparation and submission of any voluntary self-disclosures to the government agencies, as appropriate. Any failure to comply with applicable laws or regulatory approvals could adversely affect our business and operating results. We have implemented policies and procedures, including adoption of an anti-corruption policy and procedures with respect to applicable export control laws, but there can be no assurance that our policies and procedures will prove effective.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC and recent legislation enacted in California, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. For example, as a fabless semiconductor company, we outsource our manufacturing to countries outside of the United States, and our manufacturers’ suppliers reside in areas that are more susceptible to extreme weather impacts. If our suppliers have difficulty obtaining raw materials and natural resources due to extreme weather impacts, this could increase the cost associated with extraction of raw materials or limit the supply available for our key suppliers to manufacture our products, driving the cost up for us and/or threaten our upstream supply chain. In the past, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued and implemented legislation and rule makings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, on March 6, 2024, the SEC adopted rules mandating climate-related disclosures that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC for fiscal year 2025 and beyond, which were stayed on April 4, 2024. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that emerging legal and regulatory requirements on climate-related issues, if made mandatory, would result in additional compliance and may require us to spend or add significant resources and divert management attention. We cannot be sure that we would be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing and finance teams, and especially our design and technical staff. We have initiated and implemented workforce reductions over the past few years to align our operational needs with the changes in macroeconomic conditions and the demand environment. These workforce reductions have yielded and may continue to result in unintended consequences, such as attrition beyond our intended reductions in workforce and reduced employee morale, which may cause our employees who were not affected by the reductions in workforce to seek alternate employment. Employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. In addition, our reductions in workforce may adversely impact our ability to implement our business strategy and respond rapidly to any new product, growth or revenue opportunities. Additionally, reductions in workforce may make it more difficult to recruit and retain new employees. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs. Employee litigation related to the reductions of our workforce could be costly and time-consuming.
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
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that certain members of our senior management team have long tenures with us, but recently we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs, including equity compensation, provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. Over the past several years, as a result of industry-wide supply chain issues and inventory build, we have experienced a drop in revenue and a corresponding decline in our stock price. The decline in our stock price impacted the retention and incentive value of our previous employee equity awards and eroded the effectiveness of our outstanding equity grants as a retention tool. In response, and to mitigate elevated retention risk across key technical and engineering functions, in 2024, we issued an out-of-cycle equity grant to employees. This was a necessary step to maintain workforce stability and preserve stockholder value, but led to an increase in our burn rate and reduced the shares available under our equity incentive plans. Our stockholders did not approve our proposed amendment of the MaxLinear, Inc. Amended and Restated 2010 Equity Incentive Plan, or the Amended Plan, which expires in August 2026, to reallocate the 3,657,565 shares available for grant as of March 26, 2025 under the MaxLinear, Inc. Inducement Equity Incentive Plan, or Inducement Plan, which is only available to grant equity awards to new employees, to the Amended Plan so that the reallocated shares would be available to grant equity awards to existing employees. If the shareholders had approved the Amended Plan, the Inducement Plan would have terminated upon approval of the Amended Plan. As a result, existing equity incentive plans have continued, and given that the Inducement Plan can only be used to grant equity to new employees, the existing shares reserved for issuance under the current equity incentive plans may be insufficient to grant meaningful compensation to our employees to achieve our personnel objectives as our equity needs have shifted from hiring-related inducement grants to retention-focused awards. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
As of December 31, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of December 31, 2025, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of December 31, 2025. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement (with SOFR replacing LIBOR).
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
There are also many new and evolving laws and regulations focused on the use of AI. For example, the EU’s Artificial Intelligence Act, or AI Act, was enacted on August 1, 2024. Certain of its obligations entered into effect on February 2, 2025, and the majority of its applicable provisions are currently due to become effective by August 2, 2026, although the EU’s legislature may vary this date for certain obligations. The AI Act proposes a framework of prohibitions as well as disclosure, transparency, and other regulatory obligations based on various levels of risk for businesses introducing AI systems in the EU. Provisions of the AI Act could require us to alter or restrict our use of AI both in features or products available to our users and in our systems that interact with our users, depending on respective levels of risk-categorization, types of systems, and manner of use, as set forth in the AI Act. The AI Act also may require us to comply with monitoring and reporting requirements. As a result, we may need to devote substantial time and resources to evaluate our obligations under the AI Act and to develop and execute a plan designed to promote compliance. Noncompliance with the AI Act could result in fines of up to €35 million or 7% of annual global turnover for the previous year, whichever is higher. There have been numerous other laws and bills proposed at the domestic and international level aimed at regulating the deployment or provision of AI systems and services. These include, among others, the Texas Responsible Artificial Intelligence Governance Act which became effective January 1, 2026, and focuses on prohibiting harmful uses of AI, and the Colorado AI Act, which will become effective June 30, 2026, and, similar to the AI Act, provides for a regulatory risk-based framework.
The laws outlined above are only a sample of the governmental laws, regulations and other legal obligations related to privacy, data protection, cybersecurity, and AI to which we are subject. Various aspects of these laws, including their interpretation and enforcement, remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Because the interpretation and application of many such laws and regulations, remain uncertain and continue to evolve, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our products or solutions, and we could face fines, lawsuits, regulatory investigations, and other claims and penalties, and we could be required to fundamentally change our products or our business practices, all of which could have a material adverse effect on our business. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, could result in additional cost and liability to us, damage our reputation, inhibit sales and have a material adverse effect on our business, results of operations, and financial condition.
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
Currently we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to TSMC, and United Microelectronics Corporation, or UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry and OSAT customers that are larger and better financed than we are, or that have long-term agreements with our foundry or OSAT providers, may induce our foundry or OSAT providers to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products or if orders are placed with a short lead-time, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. Additionally certain products are supplied to us by Intel.
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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 37%, 44% and 50% of our net revenue in the year ended December 31, 2025, 2024, and 2023, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.

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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the year ended December 31, 2025, the trading price of our common stock ranged from a low of $8.35 to a high of $25.73. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
•repurchases of our common stock by us
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflicts in Ukraine and among Israel, Iran and Lebanon, increased inflationary pressures, and interest rate changes.
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
We have adopted a stock repurchase program to repurchase shares of our common stock; however, failure to meet any expectations related to such stock repurchase programs could cause the market price of our common stock to decline.
Although our Board of Directors has authorized a stock repurchase program, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our Board of Director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase programs do not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our common stock in the future. As part of the Inflation Reduction Act of 2022 signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases (which is reduced by the value of stock issued) by publicly traded companies. For the year ended December 31, 2025, no excise tax is due as the value of our stock repurchases was fully offset by the value of our stock issuances. To the extent any future stock repurchases are not offset by stock issuances in a given year, this tax could increase the costs to us of any share repurchases, which could then reduce the number of shares we repurchase.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, we had approximately 86.5 million shares of common stock outstanding.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of December 31, 2025, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $48.9 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the 2025 Tax Act, or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in 2023. These rules under the 2017 Tax Act have been extensively modified by the 2025 Tax Act, allowing domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years. Further, as a United States domiciled company, the income from our foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the 2025 Tax Act, generally requires that net CFC tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities. For tax years beginning after December 31, 2025, under the 2025 Tax Act, the effective tax rate on such income will increase. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. On January 5, 2026, a political and technical agreement was announced outlining administrative guidance for the “side-by-side agreement.”

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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of December 31, 2025, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.
Our corporate income tax liability could materially increase if tax incentives we have negotiated in Singapore cease to be effective or applicable or if we are challenged on our use of such incentives.
We operate under certain favorable tax incentives in Singapore which are effective through March 2027, and generally are dependent on our meeting certain headcount and investment thresholds. Such incentives allow certain qualifying income earned in Singapore to be taxed at reduced rates and are conditional upon our meeting certain employment and investment thresholds over time. If we fail to satisfy the conditions for receipt of these tax incentives, or to the extent U.S. or other tax authorities challenge our operation under these favorable tax incentive programs or our intercompany transfer pricing agreements, our taxable income could be taxed at higher federal or foreign statutory rates and our income tax liability and expense could materially increase beyond our projections. Each of our Singapore tax incentives is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. Absent these tax incentives, our corporate income tax rate in Singapore would generally be the 17% statutory tax rate. We are also subject to operating and other compliance requirements to maintain our favorable tax incentives. If we fail to comply with such requirements, we could lose the tax benefits and could possibly be required to refund previously realized material tax benefits. Additionally, in the future, we may fail to qualify for renewal of our favorable tax incentives or such incentives may not be available to us, which could also cause our future taxable income to increase and be taxed at higher statutory rates. Loss of one more of our tax incentives could cause us to modify our tax strategies and our operational structure, which could cause disruption in our business and have a material adverse impact on our results of operations. Further, there can be no guarantee that such modification in our tax strategy will yield tax incentives as favorable as those we have negotiated with Singapore. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive.
The One Big Beautiful Bill Act of 2025, or the 2025 Tax Act, was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S. corporate income tax including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The enactment of the legislation did not have a material impact on our income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on our income tax rate in future years.

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
Breaches
The Company has not experienced any material cybersecurity breach in the years ended December 31, 2025, 2024 and 2023. The Company also has not incurred any net expenses from penalties and/or settlements from any material cybersecurity breaches during the years ended December 31, 2025, 2024 and 2023.

ITEM 2.     PROPERTIES
Our corporate headquarters occupy approximately 68,000 square feet in Carlsbad, California under a lease that expires in December 2029. A full range of business and engineering functions are represented at our corporate headquarters, including a laboratory for research and development and manufacturing operations. In addition to our principal office spaces in Carlsbad, we have active leased facilities in Irvine, California; San Jose, California; Bangalore India; Singapore; Taipei and Hsinchu,

Taiwan; Shenzhen, Shanghai, China; Seoul, South Korea; Tokyo, Japan; Paterna, Spain; Munich, Germany; and in Petah Tikva, Israel.
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
On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On November 6, 2025, the plaintiffs filed their opening brief with the Court of Appeals, and on January 22, 2026, MaxLinear filed its answering brief with the Court of Appeals.
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

On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs amended complaint. MaxLinear intends to continue to vigorously defend its position.
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

On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. On September 19, 2024, the court granted the motion to dismiss with respect to certain claims for declaratory judgment claim and denied the motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously prosecute its claim and defend its position.
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
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 asserted claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.

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
According to our transfer agent, as of January 22, 2026, there were 45 record holders of our common stock. We believe we have approximately 34,000 beneficial holders of our common stock.
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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The Nasdaq Composite Index, The NYSE Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2020 and ends on December 31, 2025, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2020, and the reinvestment of any dividends.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities
None.
Recent Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal 2025
November 24, 2025 through November 30, 2025	154,015	$15.55	154,015	$72,605,814
December 1, 2025 through December 31, 2025	989,876	$17.76	989,876	$55,025,875
Total	1,143,891		1,143,891
______________________
(1) On November 24, 2025, the Company publicly announced that its Board of Directors authorized a plan to repurchase up to $75.0 million of the Company’s common stock over a period ending November 20, 2028. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases will be funded from available working capital and may be effected through open market purchases, block transactions, and privately negotiated transactions. The stock repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice.
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

In the year ended December 31, 2025, net revenue was $467.6 million, which was derived in part from sales of RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We are currently experiencing growth in sales demand across our broadband, connectivity and infrastructure end markets driven by new product wins and market growth along with a recovery from excess inventory in the channels. Geopolitical tensions and changing trade policies, including escalating tariffs between the United States and China, and other countries, continue to influence the semiconductor industry as well as the global economy. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.
Products shipped to Asia accounted for 82%, 75% and 75% of net revenue during the years ended 2025, 2024 and 2023, respectively, including 49%, 41% and 37%, respectively, from products shipped to Hong Kong, 12% from products shipped to Vietnam in 2025, and 11% from products shipped to mainland China in 2023. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the years ended December 31, 2025, 2024 and 2023 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the year ended December 31, 2025, two customers accounted for 28% of our net revenue, and our ten largest customers collectively accounted for 65% of our net revenue, of which distributor customers accounted for less than 10% of our net revenue. In the year ended December 31, 2024, one customer accounted for 12% of our net revenue, and our ten largest customers collectively accounted for 60% of our net revenue, of which distributor customers comprised 30% of our net revenue. In the year ended December 31, 2023, one customer accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 54% of our net revenue, of which distributor customers comprised 18% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON ODUs, Wi-Fi routers, broadband gateways and cable modems.
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
Restructuring
During the year ended December 31, 2025, we incurred $24.5 million in restructuring costs which included $17.1 million in charges under contracts associated with computer-aided design, or CAD, software licenses, which we ceased using during the period, and $6.9 million in severance costs and related expenses and $0.4 million from exiting facilities in connection with a workforce reduction.
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
Business Combinations
Estimates in our business combination accounting that involve a significant level of estimation uncertainty include the valuation of identifiable intangible and tangible assets such as inventory, property and equipment, and intangible assets including in-process research and development, or IPR&D, and contingent consideration, which involve the use of forecasted financial information available at the acquisition date, including application of revenue growth rates and margin percentages, and use of a discount rate and various other assumptions as described in more detail in Notes 1 and 3 to our consolidated financial statements. When reported amounts are material, they may be sensitive to changes to certain assumptions used in the valuation. If the discount rate used in our valuations increased by 1%, it would result in a decrease to the valuation of intangible assets of an immaterial amount for our 2023 and 2021 acquisitions. The amortization and depreciation of such assets, and change in fair value of contingent consideration, impact our consolidated financial results in periods subsequent to the acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2024, and 2023, we recorded impairment of intangible assets of $1.2 million, and $2.4 million, respectively, associated with certain acquired licensed technology. During the year ended December 31, 2025, we did not record any material adjustments to the valuation of such assets, goodwill, or subsequent period adjustments to the consolidated statements of operations associated with our other business combinations.
Revenue Recognition
Estimates in our revenue recognition that involve a significant level of estimation uncertainty include the estimates of price adjustments and returns under contractual stock rotation rights based on our analysis of expected value of actual price adjustment claims by distributors and product historical return rates. Any changes to such estimates, for example differences in actual sell-through activity versus our estimate of sell-through activity in our price adjustments, or actual vs. historical return rates, may impact our consolidated financial results in periods subsequent to recording those estimates, and such amounts are disclosed in our consolidated financial statements. Other than our estimates of sell-through activity and customer return rates, there are no assumptions inherent in our estimates in the valuation of price adjustments and returns that would result in sensitivity of reported amounts to such assumptions. Refer to Note 7 to our consolidated financial statements for adjustments to such estimates.
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
Impairment of Goodwill and Long-Lived Assets
Estimates in our assessment of impairment of goodwill and long-lived assets that involve a significant level of estimation uncertainty and management judgment include the comparison of our market capitalization as of the annual impairment assessment date to the carrying value of goodwill, use of forecasted financial information for our projects remaining in IPR&D, if any, including growth rates and margin percentages, and a discount rate as of the annual IPR&D impairment assessment date, and our quarterly assessment of whether indicators of impairment exist with respect to all of our goodwill and long-lived assets. For example, a decision to abandon a project involving the technology underlying developed technology and IPR&D, if any, may result in immediate impairment of such assets in the quarter such decision is made. As of the October 31 assessment date, we did not have any remaining IPR&D. Impairment of goodwill and long-lived assets impact our consolidated financial results in periods subsequent to their acquisition, and such amounts are disclosed in our consolidated financial statements. During the year ended December 31, 2024, and 2023, we recorded impairment of intangible assets of $1.2 million, and $2.4 million, respectively, associated with certain acquired licensed technology. During the year ended December 31, 2025, we did not record any material adjustments to the valuation of such assets.
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
Results of Operations
The following describes the line items set forth in our consolidated statements of operations. A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on January 29, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
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
Interest and Other Income (Expense), Net. Interest and other income (expense), net includes interest income, interest expense and other income (expense). Interest income consists of interest earned on our cash, cash equivalents and restricted cash balances. Interest expense consists of interest accrued on debt and amortization of discounts on debt and other liabilities. Other income (expense) generally consists of income (expense) generated from non-operating transactions, and net gains (losses) from sales or impairment of investments and/or income or losses from investments, if any, including unrealized holding gains (losses) from certain investments required to be marked to market value, if any.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Net revenue	100%	100%
Cost of net revenue	43	46
Gross profit	57	54
Operating expenses:
Research and development	45	62
Selling, general and administrative	34	38
Restructuring charges	5	15
Total operating expenses	84	116
Loss from operations	(27)	(62)
Interest income	1	2
Interest expense	(2)	(3)
Other income (expense), net	(2)	(3)
Total other income (expense), net	(3)	(4)
Loss before income taxes	(30)	(66)
Income tax provision (benefit)	(1)	2
Net loss	(29)%	(68)%
Net Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Broadband	$204,423	$116,819	$87,604	75%
% of net revenue	44%	32%
Connectivity	77,990	55,769	22,221	40%
% of net revenue	17%	15%
Infrastructure	148,164	113,907	34,257	30%
% of net revenue	32%	32%
Industrial and multi-market	37,064	74,033	(36,969)	(50)%
% of net revenue	8%	21%
Total net revenue	$467,641	$360,528	$107,113	30%

Net revenue increased $107.1 million to $467.6 million for the year ended December 31, 2025, as compared to $360.5 million for the year ended December 31, 2024, due to increased demand in our broadband, connectivity and infrastructure markets, while demand in the industrial and multi-market category decreased. Broadband net revenue increased by $87.6 million, driven by increases in the volume of broadband SoC and cable data shipments in this category. Connectivity revenue increased $22.2 million due to improvements in the volume of Wi-Fi, ethernet, and MoCA product shipments. The increase in infrastructure revenues of $34.3 million was driven by increases in the volume of shipments of high-performance analog products, wireless backhaul, access, and optical products, partially offset by decreases in intellectual property licensing revenue in this category. Industrial and multi-market revenue decreased $37.0 million driven by a decreased volume of shipments of high-performance analog and component products in this category. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.

Cost of Net Revenue and Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$201,827	$165,746	$36,081	22%
% of net revenue	43%	46%
Gross profit	$265,814	$194,782	$71,032	36%
% of net revenue	57%	54%

Cost of net revenue increased $36.1 million to $201.8 million for the year ended December 31, 2025, as compared to $165.7 million for the year ended December 31, 2024. The increase was driven by an increased volume of shipments of our products as described above under “Net Revenue”. Gross profit percentage improved for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to product mix and decreased intangible asset amortization.
Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$208,599	$225,189	$(16,590)	(7)%
% of net revenue	45%	62%

Research and development, or R&D, expense decreased $16.6 million to $208.6 million for the year ended December 31, 2025 from $225.2 million in the year ended December 31, 2024. The decrease was driven by decreases in payroll and benefits expense of $18.8 million, CAD design tools and other software license costs of $9.1 million, consulting and outside services expenses of $4.8 million, the impact of an increase to income from joint R&D projects and government grants of $2.9 million offset against R&D expense, occupancy expense of $1.3 million, various prototype expenses of $1.0 million, and supplies expenses of $0.8 million. The decrease in expenses are attributable to workforce reductions and cost reduction measures. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants. These decreases were partially offset by increases in bonuses of $17.7 million, stock-based compensation of $2.7 million, and engineering mask expense of $1.9 million. The increase in bonuses is due to improved financial performance over the prior period. The increase in stock-based compensation is due to incremental grants made to employees for retention purposes. Engineering mask expense varies from period to period depending on timing of new products entering the production phase.

We have reduced our research and development spending to align with current project demands and expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$159,580	$138,329	$21,251	15%
% of net revenue	34%	38%

Selling, general and administrative expense increased $21.3 million to $159.6 million for the year ended December 31, 2025, as compared to $138.3 million for the year ended December 31, 2024. The increase was driven by increases in bonuses of $9.4 million, professional fees of $8.9 million, and stock-based compensation of $8.3 million. The increase in bonuses is due to improved financial performance over the prior period. The increase in professional fees is mainly due to higher legal fees related to the ongoing litigation. The increase in stock-based compensation is attributable to incremental grants to employees for retention purposes. These increases were partially offset by decreases in payroll and other benefits of $2.7 million and miscellaneous expenses of $2.2 million, which include commissions, amortization of intangibles, outside services, and software licenses, and are attributable to cost reduction measures and timing of project completion.

Our selling, general and administrative expenses have increased over the prior year due to the factors described above, while certain costs within such expenses have been reduced via our cost reduction measures. We expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Impairment Losses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Impairment losses	$—	$1,237	$(1,237)	(100)%
% of net revenue	—%	—%
Impairment losses in the year ended December 31, 2024 related to abandonment of certain intellectual property licenses.
Restructuring Charges

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$24,525	$53,379	$(28,854)	(54)%
% of net revenue	5%	15%
Restructuring charges decreased $28.9 million to $24.5 million for the year ended December 31, 2025, compared to $53.4 million for the year ended December 31, 2024.
Restructuring charges for the year ended December 31, 2025 included $17.1 million in charges under contracts associated with CAD tool licenses which we ceased using, $6.9 million in employee severance and related charges, and $0.4 million in charges related to reduction of space leased for office facilities in connection with a workforce reduction.
Restructuring charges in the year ended December 31, 2024 included $28.9 million in employee severance-related charges and $17.2 million in charges under contracts associated with cancelled projects and related impairment of assets, and $7.2 million in charges related to reduction of space leased for office facilities. A large portion of the employee severance-related charges are estimated statutory severance benefits payable in the jurisdictions in which the terminated employees were employed, with the remainder representing standard severance benefits.
Interest and Other Income (Expense)

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(14,004)	$(15,365)	$1,361	(9)%
% of net revenue	(3)%	(4)%
Interest and other income (expense), net changed by $1.4 million to a net expense of $14.0 million in the year ended December 31, 2025 from a net expense of $15.4 million for the year ended December 31, 2024. The change was driven by various factors, including impairment of privately held investments of $11.8 million that occurred in the prior year, and a decrease in interest expense of $0.8 million due to lower interest rates on outstanding debt, partially offset by currency exchange losses of $7.4 million, a decrease in interest income of $3.0 million due to lower average interest-bearing cash balances and decreased interest rates, and a decrease in gain on sales of investments of $0.6 million from 2024 which did not recur in 2025.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Income tax provision (benefit)	$(4,213)	$6,481	$(10,694)	(165)%
% of pre-tax loss	3%	(3)%
The income tax benefit for the year ended December 31, 2025 was $4.2 million compared to an income tax provision of $6.5 million for the year ended December 31, 2024.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the year ended December 31, 2025 primarily related to the mix of pre-tax income among jurisdictions and impact of the valuation allowance on Singapore deferred tax assets, permanent tax items including tax credits, stock based compensation, tax deficiencies related to stock-based compensation, and the release of uncertain tax positions under ASC 740-10.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded in Singapore for the year ended December 31, 2024. We recorded an income tax benefit in Singapore in the year ended December 31, 2025 and 2024 at the incentive rate. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $72.8 million, restricted cash of $28.6 million and net accounts receivable of $46.1 million. Additionally, as of December 31, 2025, our working capital, which we define as current assets less current liabilities, was $62.8 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses and repurchase of our common stock. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.

From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of December 31, 2025, $125.0 million of principal was outstanding under a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2025. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement has amortized in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on June 23, 2028. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. While we had been mitigating the impact of high interest rates with large amounts of prepayments on our outstanding debt, if interest rates were to further increase substantially, it could have a material adverse effect on our operating results and affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of December 31, 2025, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could continue to be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
As of December 31, 2025, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for computer-aided design software, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt obligations	$125,000	$—	$125,000	$—	$—
Operating lease obligations	23,026	9,944	10,668	2,414	—
Purchase obligations	168,484	117,910	50,574	—	—
Other obligations	41,147	28,536	8,546	1,276	2,789
Total	$357,657	$156,390	$194,788	$3,690	$2,789

Our planned capital expenditures as of December 31, 2025 were not material. Our consolidated balance sheet at December 31, 2025 included $4.1 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	December 31,
	2025	2024
	(in thousands)
Working capital	$62,821	$141,158
Cash and cash equivalents	$72,806	$118,575
Short-term restricted cash	1,419	1,003
Long-term restricted cash	27,187	25
Total cash, cash equivalents, and restricted cash	$101,412	$119,603
We believe that our $101.4 million of cash, cash equivalents, and restricted cash at December 31, 2025 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of December 31, 2025, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of December 31, 2025. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranges from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter.

The following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$19,619	$(45,295)
Net cash used in investing activities	(19,795)	(23,446)
Net cash provided by (used in) financing activities	(18,659)	1,286
Effect of exchange rate changes on cash, cash equivalents and restricted cash	644	(1,298)
Decrease in cash, cash equivalents and restricted cash	$(18,191)	$(68,753)
Cash Flows from Operating Activities
In the year ended December 31, 2025, net cash provided by operating activities was $19.6 million, compared to net cash used in operating activities of $45.3 million for the year ended December 31, 2024. The increase in operating cash flows was driven by an increase in revenue from an increased shipment of our products as a result of customer demand for our products (as discussed under the heading, “Results of Operations,” above). Operating cash flows were also impacted by changes in our working capital, which decreased $23.0 million. In 2025, we collected accounts receivable previously outstanding as of December 31, 2024 of $71.1 million, which was partially offset by payments against our price protection liability of $18.1 million and severance and other payments from workforce reductions of $13.9 million.
Cash Flows from Investing Activities
Our use of cash in investing activities declined, as we moved to optimize investments in property and equipment, including production masks. Net cash used in investing activities was $19.8 million for the year ended December 31, 2025 and consisted of purchases of property and equipment of $12.6 million and purchases of intangible assets of $7.2 million.
Net cash used in investing activities was $23.4 million for the year ended December 31, 2024.
Cash Flows from Financing Activities
Our use of cash in financing activities increased due to our repurchase of common stock in the fourth quarter of 2025. Net cash used in financing activities was $18.7 million for the year ended December 31, 2025. Net cash used in financing activities consisted of common stock repurchases of $20.0 million plus cash outflows of repayments of minimum tax withholding paid on behalf of employees for restricted stock units of $2.2 million, partially offset by net proceeds from the issuance of common stock of $3.6 million.
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

Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the year ended December 31, 2025 would result in a change to translation gain in accumulated other comprehensive income of approximately $0.9 million.
Interest Rate Risk

We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the periods presented, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Management’s Annual Report on Internal Controls over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, and Grant Thornton LLP has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated January 29, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP
Newport Beach, California
January 29, 2026

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408 during the last fiscal quarter.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to our directors and executive officers will be either (i) included in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement. Such amendment in the 2026 Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information will be contained under the caption “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or the 2026 Proxy Statement and is incorporated herein by reference.
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
The information required by Item 10 with respect to our audit committee is incorporated by reference from the information set forth under the caption “Corporate Governance and Board of Directors — Board Committees” in either an amendment to this Annual Report on Form 10-K or the 2026 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation” in either an amendment to this Annual Report on Form 10-K or our 2026 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership” in either an amendment to this Annual Report on Form 10-K or our 2026 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors — Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” in either an amendment to this Annual Report on Form 10-K or our 2026 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number 3 — Ratification of Appointment of Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or our 2026 Proxy Statement.

PART IV — FINANCIAL INFORMATION
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts —Years ended December 31, 2025, 2024 and 2023
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

Classification	Balance at beginning of year	Additions (deductions) charged to expenses	Other Additions	(Deductions)	Balance at end of year
Allowance for credit losses (previously, allowance for doubtful accounts)
2025	$—	$—	$—	$—	$—
2024	—	—	—	—	—
2023	—	—	—	—	—
Warranty reserves
2025	$548	$234		$(733)	$49
2024	284	148	275	(159)	548
2023	473	301	—	(490)	284
Valuation allowance for deferred tax assets
2025	$100,131	$4,394	$—	$—	$104,525
2024	74,292	25,839	—	—	100,131
2023	66,273	8,019	—	—	74,292

3. Exhibits

Exhibit Number	Exhibit Title
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

+10.17	Clawback Policy, as adopted on December 13, 2018 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 19, 2018 (File No. 001-34666)).
+†10.18
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on January 31, 2024 (File No. 001-34666)).

+10.19
Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 23, 2025 (File No. 001-34666)).

10.20
Credit Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021).

10.21
Security Agreement, dated as of June 23, 2021, by and among MaxLinear, Inc., the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021)

10.22
Commitment Letter, dated as of May 5, 2022, by and among MaxLinear, Inc., Wells Fargo Bank, N.A., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2022).

10.23
Amended and Restated Commitment Letter, dated as of June 17, 2022, by and among MaxLinear, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank and Trust Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2022)

10.24
Second Amended and Restated Commitment Letter by and among MaxLinear, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, Bank of Montreal, BMO Capital Markets Corp., Citizens Bank, N.A., Truist Bank, and Truist Securities, Inc. dated as of October 24, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on February 1, 2023).

10.25
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

MAXLINEAR, INC.

(Registrant)

		By:	/s/ KISHORE SEENDRIPU, Ph.D.
Kishore Seendripu, Ph.D.
President and Chief Executive Officer
Date:	January 29, 2026		(Principal Executive Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KISHORE SEENDRIPU, Ph.D.	President, Chief Executive Officer, and Director	January 29, 2026
Kishore Seendripu, Ph.D.	(Principal Executive Officer)

/s/ STEVEN G. LITCHFIELD	Chief Financial Officer and Chief Corporate Strategy Officer	January 29, 2026
Steven G. Litchfield	(Principal Financial Officer)

/s/ CONNIE KWONG	Corporate Controller	January 29, 2026
Connie Kwong	(Principal Accounting Officer)

/s/ THOMAS E. PARDUN	Lead Director	January 29, 2026
Thomas E. Pardun

/s/ DANIEL A. ARTUSI	Director	January 29, 2026
Daniel A. Artusi

/s/ CAROLYN D. BEAVER	Director	January 29, 2026
Carolyn D. Beaver

/s/ GREGORY P. DOUGHERTY	Director	January 29, 2026
Gregory P. Dougherty

/s/ ALBERT J. MOYER	Director	January 29, 2026
Albert J. Moyer

/s/ THEODORE TEWKSBURY, Ph.D.	Director	January 29, 2026
Theodore Tewksbury, Ph.D.

MaxLinear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MaxLinear, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MaxLinear, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated January 29, 2026 expressed an unqualified opinion.
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

We identified the realizability of deferred tax assets as a critical audit matter. The principal consideration for our determination that the realizability of deferred tax assets as a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s international tax structure and transfer pricing agreements, determination of the taxable income by jurisdiction and the impacts of recent tax legislation on future taxable income, which are complex in nature and require significant auditor judgment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets. These procedures also included, among others, (i) evaluating the appropriateness of management's calculation used, (ii) testing the completeness, accuracy and relevance of the underlying data used in the calculation, and (iii) evaluating the reasonableness of significant assumptions used in the calculation of future taxable income, including transfer pricing between various foreign jurisdictions and certain tax planning strategies. Evaluating management's assumptions related to estimates of future taxable income involved evaluating whether the assumptions used were reasonable considering (i) current and past profitability, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating management's assumptions and calculation for assessing the realizability of deferred tax assets, including the mechanics and application of tax law to the projected tax calculation.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.
Newport Beach, California
January 29, 2026

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$72,806	$118,575
Short-term restricted cash	1,419	1,003
Accounts receivable, net	46,122	85,464
Inventory	78,104	90,343
Prepaid expenses and other current assets	50,390	28,057
Total current assets	248,841	323,442
Long-term restricted cash	27,187	25
Property and equipment, net	48,873	59,300
Leased right-of-use assets	15,506	18,184
Intangible assets, net	48,892	55,008
Goodwill	318,588	318,588
Deferred tax assets	77,268	68,662
Other long-term assets	11,241	21,430
Total assets	$796,396	$864,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,916	$31,378
Accrued price protection liability	26,493	43,401
Accrued expenses and other current liabilities	72,392	87,408
Accrued compensation	49,219	20,097
Total current liabilities	186,020	182,284
Long-term lease liabilities	12,313	16,952
Long-term debt	123,618	122,996
Other long-term liabilities	22,550	26,124
Total liabilities	344,501	348,356

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 86,451 shares issued and outstanding at December 31, 2025 and 84,613 shares issued and outstanding December 31, 2024	9	8
Additional paid-in capital	951,262	886,823
Accumulated other comprehensive income (loss)	1,030	(6,823)
Accumulated deficit	(500,406)	(363,725)
Total stockholders’ equity	451,895	516,283
Total liabilities and stockholders’ equity	$796,396	$864,639

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$467,641	$360,528	$693,263
Cost of net revenue	201,827	165,746	307,600
Gross profit	265,814	194,782	385,663
Operating expenses:
Research and development	208,599	225,189	269,504
Selling, general and administrative	159,580	138,329	132,156
Impairment losses	—	1,237	2,438
Restructuring charges	24,525	53,379	19,786
Total operating expenses	392,704	418,134	423,884
Loss from operations	(126,890)	(223,352)	(38,221)
Interest income	3,385	6,386	6,053
Interest expense	(10,056)	(10,874)	(10,702)
Other expense, net	(7,333)	(10,877)	(20,940)
Total other income (expense), net	(14,004)	(15,365)	(25,589)
Loss before income taxes	(140,894)	(238,717)	(63,810)
Income tax provision (benefit)	(4,213)	6,481	9,337
Net loss	$(136,681)	$(245,198)	$(73,147)
Net loss per share:
Basic	$(1.58)	$(2.93)	$(0.91)
Diluted	$(1.58)	$(2.93)	$(0.91)
Shares used to compute net loss per share:
Basic	86,588	83,600	80,719
Diluted	86,588	83,600	80,719

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(136,681)	$(245,198)	$(73,147)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $1,038 in 2025, expense of $280 in 2024 and benefit of $95 in 2023	7,762	(3,030)	121
Net actuarial gain (loss) on pension and other defined benefit plans, net of tax expense of $35 in 2025, expense of $8 in 2024 and benefit of $85 in 2023	91	(19)	(206)
Reclassification adjustments of unrealized gain (loss) on pension and other defined benefit plans, net of tax benefit of $0 in 2025, $8 in 2024 and $1,107 in 2023	—	17	(2,685)
Other comprehensive income (loss)	7,853	(3,032)	(2,770)
Total comprehensive loss	$(128,828)	$(248,230)	$(75,917)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	78,745	$8	$722,778	$(1,021)	$(45,380)	$676,385
Common stock issued pursuant to equity awards, net	2,841	—	26,237	—	—	26,237
Employee stock purchase plan	232	—	4,379	—	—	4,379
Stock-based compensation	—	—	55,181	—	—	55,181
Other comprehensive loss	—	—	—	(2,770)	—	(2,770)
Net loss	—	—	—	—	(73,147)	(73,147)
Balance at December 31, 2023	81,818	8	808,575	(3,791)	(118,527)	686,265
Common stock issued pursuant to equity awards, net	2,502	—	8,175	—	—	8,175
Employee stock purchase plan	293	—	4,102	—	—	4,102
Stock-based compensation	—	—	65,971	—	—	65,971
Other comprehensive loss	—	—	—	(3,032)	—	(3,032)
Net loss	—	—	—	—	(245,198)	(245,198)
Balance at December 31, 2024	84,613	8	886,823	(6,823)	(363,725)	516,283
Common stock issued pursuant to equity awards, net	2,651	1	3,693	—	—	3,694
Repurchase of common stock	(1,144)	—	(20,000)	—	—	(20,000)
Employee stock purchase plan	331	—	3,568	—	—	3,568
Stock-based compensation	—	—	77,178	—	—	77,178
Other comprehensive income	—	—	—	7,853	—	7,853
Net loss	—	—	—	—	(136,681)	(136,681)
Balance at December 31, 2025	86,451	$9	$951,262	$1,030	$(500,406)	$451,895
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(136,681)	$(245,198)	$(73,147)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	43,992	54,140	71,516
Impairment losses	—	1,237	2,438
Impairment of investments and other assets	700	14,000	—
Amortization of debt issuance costs and accretion of discounts	1,929	2,538	2,561
Stock-based compensation	77,128	66,021	55,176
Deferred income taxes	(8,595)	826	(4,452)
Loss on disposal of property and equipment	1,247	1,068	2,057
Gain on sale of investments	—	—	(434)
Unrealized holding loss on investments	—	—	1,765
Impairment of leased right-of-use assets	427	5,555	—
Gain on settlement of pension	—	—	(1,008)
Gain on extinguishment of lease liabilities	(521)	(555)	—
(Gain) loss on foreign currency and other	6,159	(1,253)	2,475
Excess tax (benefits) deficiencies on stock-based awards	3,713	3,250	(253)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	39,342	85,155	1,406
Inventory	12,239	9,565	60,636
Prepaid expenses and other assets	(11,874)	(1,873)	(9,328)
Accounts payable, accrued expenses and other current liabilities	(12,484)	(4,569)	(29,431)
Accrued compensation	34,762	919	9,708
Accrued price protection liability	(16,908)	(28,283)	(41,562)
Lease liabilities	(11,497)	(10,695)	(11,671)
Other long-term liabilities	(3,459)	2,857	4,920
Net cash provided by (used in) operating activities	19,619	(45,295)	43,372
Investing Activities
Purchases of property and equipment	(12,598)	(17,680)	(13,454)
Purchases of intangible assets	(7,197)	(5,766)	(6,355)
Cash used in acquisition, net of cash acquired	—	—	(13,324)
Sale of trading securities	—	—	17,198
Net cash used in investing activities	(19,795)	(23,446)	(15,935)
Financing Activities
Payment of debt issuance cost	—	—	(18,325)
Net proceeds from issuance of common stock	3,558	4,091	4,559
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,217)	(2,805)	(12,590)
Repurchase of common stock	(20,000)	—	—
Net cash provided by (used in) financing activities	(18,659)	1,286	(26,356)
Effect of exchange rate changes on cash and cash equivalents	644	(1,298)	(1,082)
Increase (decrease) in cash, cash equivalents and restricted cash	(18,191)	(68,753)	(1)
Cash, cash equivalents and restricted cash at beginning of period	119,603	188,356	188,357
Cash, cash equivalents and restricted cash at end of period	$101,412	$119,603	$188,356
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,598	$9,743	$9,481
Cash paid for income taxes	$5,792	$8,194	$28,645
Cash received for dividend income on investments	$—	$—	$716
Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$5,921	$10,992	$38,648
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review, evaluation, and adjustment of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. A pre-acquisition contingency (non-income tax related) is only recognized as an asset or a liability if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in estimates of such contingencies will affect earnings and could have a material effect on the Company’s results of operations and financial position.

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
Cash and Cash Equivalents and Restricted Cash
The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value. Restricted cash consists of balances held at financial institutions as collateral for letters of credit. Restricted cash balances are classified as current or non-current based on the expected duration of the restriction and are reclassified to cash and cash equivalents when the underlying obligation is satisfied or otherwise terminated.
Accounts Receivable
The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2025 and 2024 and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2025, 2024, and 2023, were not material.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the years 2025, 2024, and 2023, the Company recorded impairment of intangible assets of $0, $1.2 million and $2.4 million, respectively. Refer to Goodwill and Intangible Assets, Note 5 for more information.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements, the Company is entitled to fixed upfront consideration upon sale and variable consideration in the form of a portion of revenue generated by the recipient from the intellectual property. Fixed consideration is recognized when control of the functional intellectual property transfers; variable consideration may be constrained but is continuously monitored and recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and the uncertainty associated with the variable consideration is resolved. The Company recognized a material amount of variable consideration during the year ended December 31, 2024 as uncertainties related to such consideration were resolved.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company assesses customer accounts receivable and contract assets for impairment in accordance with ASC 310-10-35.
Warranty
The Company generally provides a warranty on its products for a period of one to three years. The Company makes estimates of product return rates and expected costs to replace the products under warranty at the time revenue is recognized based on historical warranty experience and any known product warranty issues. If actual return rates and/or replacement costs differ significantly from these estimates, adjustments to recognize additional warranty expenses in cost of net revenue may be required in future periods. As of December 31, 2025 and 2024, the Company has warranty reserves of $49 thousand and $0.5 million, respectively, based on the Company’s estimates.
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
Research and Development
Costs incurred in connection with the development of the Company’s technology and future products are charged to research and development expense as incurred. From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future. The Company also obtains research and development funding grants from governments in certain jurisdictions in which it operates. Both of these types of income are reflected as a credit to research and development expense when such income has been earned and any contingencies associated with retaining such income have been resolved. During the years ended December 31, 2025, 2024, and 2023, the Company recognized aggregate income from jointly funded research and development projects and government grants of $6.2 million, $3.3 million, and $14.3 million, respectively. While the Company retains ownership and rights to the underlying technology developed under the joint development projects, the Company may be required to repay all or a portion of the funds provided by the other parties under certain conditions, and defers such funds as liabilities until the repayment conditions have been resolved (Note 15).

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company adopted the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations.
In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company applied the amendments prospectively for the year ended December 31, 2025, and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.
On July 4, 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025, or the 2025 Act. The 2025 Act makes changes to U.S. corporate income taxes including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The impact of this legislation was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025.
Recently Issued Not Yet Adopted Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify and reorganize U.S. GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for the Company for interim periods in 2028, with early adoption permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish specific guidance for the recognition, measurement, presentation, and disclosure of government grants received to reduce diversity and increase consistency amongst business entities in accounting for such grants. This amendment amends ASC Topic 832 to require that a government grant received by a business entity should not be recognized as income until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received, with any grant related to an asset to be purchased, constructed or acquired such as long-lived assets or inventory to be recognized on the balance sheet as either deferred income or as an adjustment to the cost basis of the related asset, or the cost accumulation approach, as such costs are incurred. Any grant income or deferred income shall be recognized in earnings on a systematic and rational basis over the periods in which a business entity recognizes as expenses the costs for which the grant is intended to compensate, whereas any grants accounted for using the cost accumulation approach will not have a direct subsequent recognition in earnings, but rather reduced depreciation or amortization in accounting for the related asset. Entities are also required to present grants recognized in earnings separately under other income or deducted from the related expense, and provide disclosures of the nature of the government grant received, the accounting policies used to account for the grant, and the significant terms and conditions of the grant.
The amendment is effective for the Company for annual and interim periods in 2029, with early adoption and multiple transition methods permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations as it does not differ materially from the Company’s current practice in accounting for government grants.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the computation of basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss	$(136,681)	$(245,198)	$(73,147)
Denominator:
Weighted average common shares outstanding—basic	86,588	83,600	80,719
Dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—diluted	86,588	83,600	80,719
Net loss per share:
Basic	$(1.58)	$(2.93)	$(0.91)
Diluted	$(1.58)	$(2.93)	$(0.91)
For each of the years ended December 31, 2025, 2024, and 2023, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 6.1 million for 2025, 6.8 million for 2024, and 4.9 million for 2023 from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
Restructuring costs during the year ended December 31, 2025 included costs pertaining to restructuring plans initiated in 2023 and 2024 as described below.
In the year ended December 31, 2025, the Company incurred $24.5 million in restructuring costs, which included $17.1 million in charges under contracts associated with computer-assisted design tool licenses, which the Company ceased using during the period, plus $6.9 million in severance costs and related expenses and $0.4 million from exiting facilities, in connection with a workforce reduction.
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
The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with its restructuring plans.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Employee separation expenses	$6,927	$28,920	$17,897
Lease related charges	449	7,213	42
Other	17,149	17,246	1,847
	$24,525	$53,379	$19,786

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a roll-forward of the Company’s restructuring liability for the years ended December 31, 2025 and 2024. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2023	$7,383	$(2)	$920	$8,301
Restructuring charges	28,920	7,213	17,246	53,379
Cash payments	(33,221)	(183)	(1,108)	(34,512)
Non-cash charges and adjustments	976	(5,731)	(6,702)	(11,457)
Liability as of December 31, 2024	4,058	1,297	10,356	15,711
Restructuring charges	6,927	449	17,149	24,525
Cash payments	(7,968)	(453)	(5,437)	(13,858)
Non-cash charges and adjustments	(160)	(435)	(10,825)	(11,420)
Liability as of December 31, 2025	2,857	858	11,243	14,958
Less: current portion as of December 31, 2025	(2,857)	(858)	(9,675)	(13,390)
Long-term portion as of December 31, 2025	$—	$—	$1,568	$1,568

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

There were no changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024.

The Company performs an annual goodwill impairment assessment on October 31st each year, using a quantitative assessment comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded. As a result of the Company’s impairment assessment, no goodwill impairment was recognized as of October 31, 2025.

In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the years ended December 31, 2025, 2024, and 2023, there were no indications of impairment of the Company’s goodwill balances.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$31,858	$(3,663)	$28,195	$24,661	$(2,418)	$22,243
Developed technology	6.9	311,261	(293,761)	17,500	311,261	(283,432)	27,829
Trademarks and trade names	6.2	14,800	(14,562)	238	14,800	(14,419)	381
Customer relationships	4.6	128,800	(128,800)	—	128,800	(127,887)	913
Patents	7.0	4,780	(1,821)	2,959	4,780	(1,138)	3,642
	6.0	$491,499	$(442,607)	$48,892	$484,302	$(429,294)	$55,008

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of net revenue	$11,574	$20,785	$35,952
Research and development	—	—	2
Selling, general and administrative	1,739	2,366	2,881
	$13,313	$23,151	$38,835
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

The following table sets forth the activity related to finite-lived intangible assets:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$55,008	$73,630
Additions	7,197	5,766
Amortization	(13,313)	(23,151)
Impairment losses	—	(1,237)
Ending balance	$48,892	$55,008
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
During the year ended December 31, 2025, 2024, and 2023, the Company recognized impairment losses related to finite-lived intangible assets of $0, $1.2 million, and $2.4 million respectively. The impairment losses were attributable to abandonment of certain purchased licensed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents future amortization of the Company’s finite-lived intangible assets at December 31, 2025:

Amount
(in thousands)
2026	$13,697
2027	11,580
2028	6,124
2029	5,033
2030	3,904
Thereafter	8,554
Total	$48,892

6. Financial Instruments
The composition of financial instruments is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Liabilities
Contingent consideration (Note 3)	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of December 31, 2025 is associated with an acquisition in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to the acquisition was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to the acquiree. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the activity in Level 3 financial instruments:

	Year Ended December 31,
	2025	2024
	(in thousands)
Contingent consideration
Beginning balance	$2,600	$2,462
Accretion of discount(1)	—	138
Ending balance	$2,600	$2,600
____________________
(1) These changes to the balance associated with the estimated fair value of contingent consideration for the year ended December 31, 2024, were due to accretion of discounts on contingent consideration.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments in the years ended December 31, 2025, 2024 and 2023.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$72,806	$118,575
Short-term restricted cash	1,419	1,003
Long-term restricted cash	27,187	25
Total cash, cash equivalents and restricted cash	$101,412	$119,603
As of December 31, 2025 and December 31, 2024, cash and cash equivalents included money market funds of approximately $19.2 million and $59.1 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had restricted cash of approximately $28.6 million and $1.0 million, respectively. The cash is restricted in connection with guarantees for certain import duties, office leases and purchase obligations. The increase in restricted cash from $1.0 million to $28.6 million is due to a guarantee in connection with a purchase obligation.
Inventory consists of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Work-in-process	$47,598	$53,979
Finished goods	30,506	36,364
	$78,104	$90,343

Inventory decreased $12.2 million from $90.3 million as of December 31, 2024 to $78.1 million as of December 31, 2025, as the Company’s management lowered inventory levels.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net consists of the following:

	Useful Life (in Years)	December 31, 2025	December 31, 2024
		(in thousands)
Furniture and fixtures	5	$4,006	$3,937
Machinery and equipment	3-5	87,043	80,804
Masks and production equipment	5	66,044	63,803
Software	3	11,498	11,178
Leasehold improvements	1-5	35,632	34,981
Construction in progress	N/A	2,516	898
		206,739	195,601
Less: accumulated depreciation and amortization		(157,866)	(136,301)
		$48,873	$59,300
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $23.2 million, $23.0 million and $23.8 million, respectively.
In March 2022, the Company entered into a note receivable with a supplier for $10.0 million under which repayments are due by March 31 of each year through 2030 provided that certain production utilization targets for the prior year are met. As of December 31, 2025, the balance of the note receivable was $8.8 million, of which $0.8 million is due by March 31, 2026, and annual repayments of $2.0 million per year are due annually thereafter by March 31, from 2027 to 2030 upon meeting the production utilization targets.
During the years ended December 31, 2025 and 2024, a portion of the note receivable, or $0.7 million and $0.5 million, respectively, was written off to other expense in the consolidated statement of operations. The amount written off represents the portion of the payment associated with production utilization that is anticipated to be less than target. The balance of the note receivable has been classified as a long-term asset based on expected timing of receipt of repayment. The long-term portion of the note receivable is included in other long-term assets as of December 31, 2025 and December 31, 2024, respectively.
The following table sets forth activity related to the accrued price protection liability:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$43,401	$71,684
Charged as a reduction of revenue	28,245	34,070
Revisions to accrued rebates	(27,086)	(17,736)
Payments	(18,067)	(44,617)
Ending balance	$26,493	$43,401
The decrease in price protection liability from approximately $43.4 million as of December 31, 2024 to approximately $26.5 million as of December 31, 2025, was due to revision of accrued rebates to amounts currently expected to be claimed and payment of rebates, partially offset by sales subject to rebates.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued technology license payments	$3,687	$4,336
Accrued professional fees	6,882	7,103
Accrued engineering and production costs	8,469	3,080
Accrued restructuring	13,390	11,022
Accrued royalty	658	438
Short-term lease liabilities	9,096	9,413
Accrued customer credits	6,398	1,011
Income tax liability	511	745
Customer contract liabilities	4,222	114
Accrued obligations to customers for price adjustments	11,922	42,954
Accrued obligations to customers for stock rotation rights	222	252
Contingent consideration – current portion	2,600	2,600
Other	4,335	4,340
	$72,392	$87,408
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2023	$(5,059)	$1,268	$(3,791)
Other comprehensive loss before reclassifications, net of tax	(3,030)	(19)	(3,049)
Reclassification adjustments of unrealized gain on pension and other defined benefit plans	—	17	17
Net current period other comprehensive loss	(3,030)	(2)	(3,032)
Balance at December 31, 2024	(8,089)	1,266	(6,823)
Other comprehensive income before reclassifications, net of tax	7,762	—	7,762
Net actuarial gain (loss) on pension and other defined benefit plans, net of tax	—	91	91
Net current period other comprehensive income	7,762	91	7,853
Balance at December 31, 2025	$(327)	$1,357	$1,030

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Debt
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(320)	(446)
Unamortized debt issuance costs	(1,062)	(1,558)
Net carrying amount of long-term debt	123,618	122,996
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,618	$122,996
As of December 31, 2025 and December 31, 2024, the weighted average effective interest rate on aggregate debt was approximately 6.9% and 7.8%, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized total amortization of debt discount and debt issuance costs of $0.6 million, $0.6 million, and $0.6 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of December 31, 2025 and December 31, 2024 was $124.7 million and $118.6 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of December 31, 2025, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2025, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under such agreement upon closing of the merger.
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
Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted Term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted Term SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted Term SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of Term SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments from September 30, 2021, equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. Due to prepayments of the principal made to date, the remaining principal balance of $125.0 million is payable on the June 23, 2028 maturity date. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of December 31, 2025, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
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
Employee Stock-Based Compensation Plans
At December 31, 2025, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan.
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
As of December 31, 2025, the number of shares of common stock available for future issuance under the 2010 Plan was 2,121,566, excluding restricted stock unit awards and stock options outstanding.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of December 31, 2025, the number of shares of common stock available for future issuance under the ESPP was 6,972,641 shares.
2024 Inducement Equity Incentive Plan
On May 22, 2024, the Board of Directors adopted the Inducement Plan pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, and, subject to the adjustment provisions of the Inducement Plan, reserved 4,000,000 shares of the Company's common stock for issuance under equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and its terms are substantially similar to the 2010 Plan, including with respect to treatment of equity awards in the event of a merger or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception. Awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company as an inducement material to the individuals’ entry into employment with the Company. As of December 31, 2025, the number of shares of common stock available for future issuance under the Inducement Plan was 3,925,651 shares.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2025 and February 2024, the Company issued 0.1 million and 0.4 million freely-tradable (subject to certain restrictions for affiliates) shares, respectively, of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2025 and 2024 performance periods. At December 31, 2025, the Company has an accrual of $32.4 million for bonus awards for employees for year-to-date achievement in the 2025 performance period. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of net revenue	$722	$621	$763
Research and development	41,474	38,814	44,189
Selling, general and administrative	34,932	26,586	10,224
	$77,128	$66,021	$55,176
The total unrecognized compensation cost related to unvested restricted stock units as of December 31, 2025 was $90.0 million, and the weighted average period over which these equity awards are expected to vest is 2.11 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of December 31, 2025 was $2.9 million and the weighted average period over which these equity awards are expected to vest is 0.92 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company's current estimates.
The total unrecognized compensation cost related to unvested stock options as of December 31, 2025 was $18.4 million, and the weighted average period over which these equity awards are expected to vest is 2.14 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	7,919	$24.99
Granted[1]	3,633	14.48
Vested[2]	(2,740)	25.61
Canceled[3]	(1,163)	23.67
Outstanding at December 31, 2025	7,649	$19.89
(1) Includes approximately 578 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $14.00.
(2) Includes approximately 74 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $14.68.
(3) Includes approximately 116 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $13.62.
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
The Company’s relative percentile rank in net revenue is determined by ranking the individual companies in the Russell 3000 (including MaxLinear) in order of largest to smallest according to their revenue growth for the third year over baseline results, then calculating the percentile ranking of MaxLinear relative to other Russell 3000 companies. If the Company’s relative percentile rank for revenue growth at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for this metric is greater or equal to the 25th percentile, vesting may range from 50% up to a maximum 200% of target; such maximum may be achieved in year three if performance at or above the 75th percentile is achieved, subject to continued service through the end of year three.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2025, achievement to date under the performance metrics specified in the respective award agreements are based on its expected metric results over the performance periods and calculated growth rates relative to baseline based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2024	3,520	$25.66
Granted	817	15.20
Released[1]	(61)	20.72
Canceled[2]	(943)	38.38
Outstanding at December 31, 2025	3,333	$19.58
Outstanding and expected to vest at December 31, 2025³	1,859	$16.77
________________
(1) Includes shares that were earned and vested in prior years for which an executive elected to defer receipt.
(2) Includes shares canceled due to achievement below threshold amounts from shares granted which were previously reserved at the maximum achievable (250%). No shares were earned and eligible to vest for the 2024 performance periods due to achievement below the 25th percentile.
(3) Based on estimate of financial performance achievement under performance-based restricted stock unit agreements as of December 31, 2025.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the year ended December 31, 2025, there were 330,788 shares of common stock purchased under the ESPP at a weighted average price of $10.79. During the year ended December 31, 2024, there were 292,614 shares of common stock purchased under the ESPP at a weighted average price of $14.02.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value per share	$4.22 - 5.24	$5.78 - 6.00	$6.35 - 11.97
Risk-free interest rate	3.81 - 4.29%	4.44 - 5.4%	4.54% - 5.41%
Dividend yield	—%	—%	—%
Expected life (in years)	0.49 - 0.51	0.50	0.50
Volatility	59.07 - 92.19%	49.76 - 95.74%	59.78 - 70.46%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,965	$19.35
Canceled	(247)	18.75
Outstanding at December 31, 2025	2,718	$19.39	7.5	$—
Vested and expected to vest at December 31, 2025	2,641	$19.39	7.5	$—
Exercisable at December 31, 2025	573	$18.87	4.9	$—
The fair values of stock options were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2025(1)	2024(2)
Weighted-average grant date fair value per share	N/A - N/A	10.84 - 11.24
Risk-free interest rate	N/A	4.33%
Dividend yield	N/A	$—
Expected life (in years)	N/A	6.50
Volatility	N/A	57.50%
__________________
(1) No options were granted during the year ended December 31, 2025.
(2) The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term of the options was calculated using the simplified method as prescribed by guidance provided by the SEC. This decision was based on the lack of historical data due to the Company’s limited number of stock option exercises under the 2010 Equity Incentive Plan. Estimated volatility incorporates historical volatility of the Company over the expected term based on the Company’s daily closing stock prices.
The intrinsic value of stock options exercised during 2025, 2024, and 2023 was $0, $0.5 million, and $0.2 million, respectively. Cash received from exercise of stock options was $0, $0 and $0.2 million during the years ended December 31, 2025, 2024, and 2023, respectively. The tax benefit from stock options exercised was $0, $0 and $0.4 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes
The domestic and international components of loss before income taxes are presented as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(121,898)	$(74,358)	$(85,032)
Foreign	(18,996)	(164,359)	21,222
Loss before income taxes	$(140,894)	$(238,717)	$(63,810)
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$4,816	$893	$3,827
State	5	16	65
Foreign	(436)	4,739	9,896
Total current	4,385	5,648	13,788
Deferred:
Federal	(13,689)	(10,781)	(371)
State	(3,113)	(3,536)	(4,942)
Foreign	4,274	(10,889)	(6,910)
Change in valuation allowance	3,930	26,039	7,772
Total deferred	(8,598)	833	(4,451)
Total income tax provision (benefit)	$(4,213)	$6,481	$9,337
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Provision (benefit) at statutory rate	$(50,135)	$(13,288)
State income taxes (net of federal benefit)	10	7
Research and development credits	(7,720)	(10,066)
Foreign rate differential	28,939	(375)
Stock compensation	7,855	2,213
Foreign income inclusion	558	27,678
Provision to return	381	(4,741)
Uncertain tax positions	300	1,272
Permanent and other	812	(377)
Foreign unremitted earnings	(558)	(758)
Valuation allowance	26,039	7,772
Total income tax provision	$6,481	$9,337

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual income tax provision (benefit) differs from the amount computed using the federal statutory rate as follows:

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
U.S. federal statutory tax rate	$(29,592)	21.0%
State and local income taxes, net of federal income tax effect(1)	8	—%
Foreign tax effects
Singapore
Statutory tax rate difference between Singapore and United States	5,773	(4.1)%
Changes in valuation allowance	(2,861)	2.0%
Withholding taxes	1,279	(0.9)%
Other	1,385	(1.0)%
Spain
Statutory tax rate difference between Spain and United States	266	(0.2)%
Changes in valuation allowance	(2,092)	1.5%
Tax credits	1,971	(1.4)%
Nontaxable or nondeductible items	(1,904)	1.4%
Other foreign jurisdictions	3,296	(2.3)%
Tax credits
Research and development tax credits	(136)	0.1%
Changes in valuation allowance	5,885	(4.2)%
Nontaxable or nondeductible items
Equity compensation	8,475	(6.0)%
Nondeductible compensation under Section 162(m)	3,011	(2.1)%
Other	743	(0.5)%
Changes in unrecognized tax benefits	144	(0.1)%
Other adjustments	136	(0.1)%
Effective tax rate	$(4,213)	3.0%
__________________
(1) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present cash paid for income taxes, net of refunds received, by jurisdiction:

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
United States
Federal	$—	—%
State	154	3%
Foreign	5,638	97%
Total	$5,792	100%

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
Israel	$1,792	31%
India	1,431	25%
Singapore	1,386	24%
Germany	556	10%
Rest of the world	627	11%
Total	$5,792	100%
The components of the deferred income tax assets are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,689	$39,258
Research and development credits	86,074	85,659
Foreign tax credit carryforwards	527	1,578
Accrued expenses and other	14,937	17,727
Lease obligation	1,718	2,446
Accrued compensation	6,898	2,991
Stock-based compensation	12,327	11,923
Intangible assets	7,740	9,698
	183,910	171,280
Less valuation allowance	(104,525)	(100,131)
	79,385	71,149
Deferred tax liabilities:
Fixed assets	(572)	(497)
Leased right-of-use assets	(1,244)	(1,749)
Pension liability	(426)	(355)
Net deferred tax assets	$77,143	$68,548
At December 31, 2025, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $162.1 million, $88.8 million and $250.9 million, respectively. The federal and state tax loss carryforwards will begin to expire in 2028 and 2030, and foreign tax loss will not expire, unless previously utilized.
At December 31, 2025, the Company had federal, state and foreign tax credit carryforwards of approximately $32.9 million, $113.6 million and $2.0 million, respectively. The federal, state and foreign tax credit carryforwards will begin to expire in 2026, 2030 and 2029, respectively, unless previously utilized. The Company also has foreign incentive deductions of approximately $9.7 million that do not expire.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recorded an income tax benefit of $4.2 million in the year ended December 31, 2025, an income tax provision of $6.5 million in the year ended December 31, 2024, and an income tax provision of $9.3 million in the year ended December 31, 2023.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the year ended December 31, 2025 primarily related to the mix of pre-tax income among jurisdictions and impact of the valuation allowance on Singapore deferred tax assets, permanent tax items including tax credits, stock based compensation, tax deficiencies related to stock-based compensation, and the release of uncertain tax positions under ASC 740-10.
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
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the year ended year ended December 31, 2023 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on global intangible low-taxed income, stock based compensation, excess tax benefits related to stock-based compensation, release of uncertain tax positions under ASC 740-10, and release of the valuation allowance on certain federal research and development credits. The permanent tax item related to global intangible low-taxed income, or GILTI, also reflects the then recent legislative changes requiring the capitalization of research and experimentation costs, as well as limitations on the creditability of certain foreign income taxes.
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
At December 31, 2025, the Company’s unrecognized tax benefits totaled $69.4 million, $58.7 million of which, if recognized at a time when the valuation allowance no longer exists, would affect the effective tax rate. At December 31, 2025, the Company had accrued approximately $0.1 million of interest and penalties. The total amounts of interest and penalties recognized for the years ended December 31, 2025, 2024 and 2023 were not material.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes to the unrecognized tax benefits during 2025, 2024 and 2023:

Amount (in thousands)
Balance as of December 31, 2022	$67,134
Additions based on tax positions related to the current year	3,032
Decreases based on tax positions of prior year	(1,528)
Balance as of December 31, 2023	68,638
Additions based on tax positions related to the current year	2,277
Decreases based on tax positions of prior year	(2,032)
Balance as of December 31, 2024	68,883
Additions based on tax positions related to the current year	2,039
Decreases based on tax positions of prior year	(1,552)
Balance as of December 31, 2025	$69,370
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At December 31, 2025, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2022, 2021, and 2018, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. The Company recorded a tax benefit in Singapore in the years ended December 31, 2025, 2024 and 2023 at the incentive rate.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Year Ended December 31,
	2025	2024	2023
Percentage of total net revenue
Customer A	16%	12%	10%
Customer B	12%	*	*
____________________________
*    Represents less than 10% of the net revenue for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents balances that are 10% or greater of accounts receivable, based on the Company’s billings to its customers.

	December 31,
	2025	2024
Percentage of gross accounts receivable
Customer C	26%	17%
Customer D	14%	*
Customer E	10%	*
Customer F	10%	*
Customer G	*	16%
____________________________
*    Represents less than 10% of the gross accounts receivable for the respective period.
Significant Suppliers
Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Year Ended December 31,
	2025	2024	2023
Vendor A	32%	36%	23%
Vendor B	25%	17%	23%
Vendor C	13%	11%	10%
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$384,684	82%	$269,079	75%	$521,433	75%
Europe	62,105	13%	39,470	11%	124,556	18%
United States	18,966	4%	46,941	13%	36,955	5%
Rest of world	1,886	—%	5,038	1%	10,319	2%
Total	$467,641	100%	$360,528	100%	$693,263	100%
The products shipped to individual countries or territories representing greater than 10% of net revenue for each of the periods presented are as follows:

	Year Ended December 31,
	2025	2024	2023
Percentage of total net revenue
Hong Kong	49%	41%	37%
Vietnam	12%	*	*
China	*	*	11%
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, and Vietnam, the Company believes that a

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	December 31,
	2025		2024
	Amount	% of total	Amount	% of total
United States	$319,478	74%	$323,130	72%
Singapore	92,519	21%	102,112	23%
Rest of world	19,862	5%	25,838	6%
Total	$431,859	100%	$451,080	100%
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Year Ended December 31,
	2025	2024	2023

Broadband	$204,423	$116,819	$203,519
% of net revenue	44%	32%	29%
Connectivity	77,990	55,769	138,228
% of net revenue	17%	15%	20%
Infrastructure	148,164	113,907	177,083
% of net revenue	32%	32%	26%
Industrial and multi-market	37,064	74,033	174,433
% of net revenue	8%	21%	25%
Total net revenue	$467,641	$360,528	$693,263
Revenues from sales through the Company’s distributors accounted for 37%, 44% and 50% of net revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
Contract Liabilities
As of December 31, 2025 and 2024, customer contract liabilities were approximately $4.2 million and $0.1 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. Revenue recognized in each of the years ended December 31, 2025, 2024, and 2023 that was included in the contract liability balance as of the beginning of each of those respective periods was not material.
There were no material changes in the contract liabilities balance during the years ended December 31, 2025, 2024, and 2023, respectively.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of December 31, 2025 and December 31, 2024, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $26.5 million and $43.4 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of December 31, 2025 were $11.9 million and $0.2 million, respectively, and as of December 31, 2024 were $43.0 million and $0.3 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance sheets (Note 7). The reason for the significant decrease in accrued obligations to distributor customers for price adjustments from approximately $43.0 million as of December 31, 2024 to approximately $11.9 million as of December 31, 2025, was due to a timing of issuing credits to customers.
As of December 31, 2025 and December 31, 2024, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of December 31, 2025 and December 31, 2024, there were no impairment losses recorded on customer accounts receivable.

13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2030. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 4.6% and 5.0%, respectively, and the weighted average remaining lease term for operating leases was 2.7 years and 3.2 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of December 31, 2025:

Operating Leases
(in thousands)
2026	$9,944
2027	7,406
2028	3,262
2029	2,042
2030	372
Thereafter	—
Total minimum payments	23,026
Less: imputed interest	(1,617)
Total lease liabilities	21,409
Less: short-term lease liabilities	(9,096)
Long-term lease liabilities	$12,313
Operating lease cost was $9.0 million, $9.9 million, and $10.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Short-term lease costs for each of the years ended December 31, 2025, 2024, and 2023, respectively, were not material. There were $4.7 million, $1.2 million, and $12.3 million of right-of-use assets obtained in exchange for new lease liabilities for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains certain defined benefit retirement plans, including a pension plan, in foreign jurisdictions. During the year ended December 31, 2023, the Company paid approximately $3.2 million to a third party life insurance and pension provider to fund and administer future benefit payments for substantially all of the employees in one of the Company’s defined benefit retirement plans and recorded a gain on partial settlement of such pension plan of approximately $1.0 million. As of December 31, 2025 and December 31, 2024, the defined benefit obligation was $0.3 million and $0.4 million, respectively. The benefit is based on a formula applied to eligible employee earnings. Net periodic benefit costs were $0.2 million, $0.3 million, and $0.2 million respectively for the years ended December 31, 2025, 2024, and 2023 respectively, and were recorded to research and development expenses in the consolidated statements of operations.
Benefit Obligation and Plan Assets for Pension Benefit Plans
The vested benefit obligation for a defined-benefit pension or other retirement plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee’s expected date of separation or retirement.

	December 31, 2025	December 31, 2024
	(in thousands)
Changes in projected benefit obligation:
Projected benefit obligation, beginning of period	$430	$1,383
Interest cost	15	16
Actuarial (gain) loss	(123)	29
Benefits paid and settlements	(111)	(951)
Contributions to plan	566	—
Currency exchange rate changes	70	(47)
Projected benefit obligation, end of period	847	430

Changes in fair value of plan assets:
Fair value of plan assets, beginning of period	—	—
Benefits paid and settlements	(56)	—
Employer contributions	566	—
Actuarial (gain) loss	3	—
Currency exchange rate changes	19	—
Fair value of plan assets, end of period	532	—
Net unfunded status	$315	$430

Amounts recognized in the consolidated balance sheets:
Other long-term liabilities	$315	$430
Accumulated other comprehensive (income) loss, before tax	$1,357	$1,266
Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement. The Company uses the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the projected benefit obligation or the fair value of plan assets are amortized on a straight-line basis.
As of December 31, 2025 and December 31, 2024, all plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. As of December 31, 2025 and December 31, 2024, the accumulated benefit obligations were $0.8 million and $0.4 million for the pension plans.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
	(in thousands)
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$847	$430
Plan assets	$532	$—

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$315	$430
Plan assets	$532	$—
Assumptions for Pension Benefit Plans

	December 31, 2025	December 31, 2024
Weighted average actuarial assumptions used to determine benefit obligations:
Discount rate	3.9%	3.3%
Rate of compensation increase	3.8%	3.8%

Weighted average actuarial assumptions used to determine costs:
Discount rate	3.9%	3.3%
Expected long-term rate of return on plan assets	—%	—%
Rate of compensation increase	3.8%	3.8%
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
Pension Plan Assets
The plan assets were $0.5 million as of December 31, 2025. Plan assets are held with a third party life insurance and pension provider that is funding and administering future benefit payments for substantially all of the employees in the plan. Prior to the transfer, pension assets were held in liquid cash and cash equivalents. The plan’s assets are classified as Level 1 within the fair value hierarchy.
Estimated Future Benefit Payments for Pension Benefit Plans
At December 31, 2025, the estimated benefit payments over the next five years and beyond are as follows:

Estimated Future Benefit Payments
(in thousands)
2026	$75
2027	75
2028	75
2029	60
2030	60
Thereafter	120
$466

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of December 31, 2025, future minimum payments under inventory purchase and other obligations are as follows:

	Inventory Purchase Obligations	Other Obligations	Total
	(in thousands)
2026	$117,910	$28,536	$146,446
2027	50,574	7,436	58,010
2028	—	1,110	1,110
2029	—	629	629
2030	—	647	647
Thereafter	—	2,789	2,789
Total minimum payments	$168,484	$41,147	$209,631
Other obligations consist of contractual payments due for software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of December 31, 2025, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
During the years ended December 31, 2025 and 2024, the Company did not recognize income from any previously deferred amounts from other parties upon resolution of such repayment conditions.
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
On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On November 6, 2025, the plaintiffs filed their opening brief with the Court of Appeals, and on January 22, 2026, MaxLinear filed its answering brief with the Court of Appeals.
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
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs amended complaint. MaxLinear intends to continue to vigorously defend its position.
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
On March 19, 2024, Comcast amended its claims for declaratory judgments, indemnification, and breach of the implied covenant of good faith and fair dealing, and on April 3, 2024, MaxLinear moved to dismiss all claims against it. On September 19, 2024, the court granted the motion to dismiss with respect to certain claims for declaratory judgment claim and denied the motion to dismiss with respect to the remaining claims. On September 23, 2024, Comcast filed amended claims for declaratory judgment, indemnification, and breach of the implied covenant of good faith and fair dealing, and on October 14, 2024, MaxLinear amended and refiled its trade secret and related claims. MaxLinear intends to continue to vigorously prosecute its claim and defend its position.
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
In the first action, Cox alleges that when MaxLinear assigned certain patents to Entropic, MaxLinear violated its obligations under MoCA’s IPR Policy by assigning these patents and by allegedly failing to ensure that Cox would be offered a FRAND license for these patents. Cox amended its counterclaims on January 9, 2024 asserted claims of breach of contract, unjust enrichment, and declaratory judgment against MaxLinear. Cox seeks an unspecified amount of compensatory damages, equitable relief, attorneys’ fees, expenses, and costs. MaxLinear moved to dismiss Cox’s amended counterclaims on February 6, 2024.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
16. Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss):

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net revenue	$467,641	$360,528	$693,263
Cost of net revenue	201,827	165,746	307,600
Gross profit	265,814	194,782	385,663

Less:
Employee related	259,924	243,231	268,231
Depreciation and amortization	17,298	17,555	20,109
Design and prototype expenses	41,687	60,497	69,804
Professional fees	32,393	23,531	23,409
Occupancy	16,877	18,704	20,107
Restructuring	24,525	53,379	19,786
Impairment of intangibles	—	1,237	2,438
Impairment of investments	—	11,769	—
Interest and other (income) expense, net	14,004	3,596	25,589
Income tax expense	(4,213)	6,481	9,337
Segment net income (loss)	$(136,681)	$(245,198)	$(73,147)
17. Stock Repurchases
On November 20, 2025, the Company’s board of directors authorized a plan to repurchase up to $75.0 million of the Company’s common stock over a period ending November 20, 2028. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. Any purchases have been and will be funded from available working capital and may be effected through open market purchases, block transactions, and privately

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
negotiated transactions. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice.
During the year ended December 31, 2025, the Company repurchased and retired 1,143,891 shares of its common stock at a weighted average price of $17.46 per share at an aggregate value of approximately $20.0 million under the repurchase program. As of December 31, 2025, approximately $55.0 million remained available for repurchase under the program.