Form 10-Q
period 2026-03-31
MAXLINEAR, INC
filed 2026-04-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 16, 2026, the registrant had 89,545,959 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,077	$72,806
Short-term restricted cash	1,426	1,419
Accounts receivable, net	40,855	46,122
Inventory	85,839	78,104
Prepaid expenses and other current assets	60,253	50,390
Total current assets	249,450	248,841
Long-term restricted cash	27,429	27,187
Property and equipment, net	44,362	48,873
Leased right-of-use assets	21,938	15,506
Intangible assets, net	46,412	48,892
Goodwill	318,588	318,588
Deferred tax assets	52,132	77,268
Other long-term assets	10,956	11,241
Total assets	$771,267	$796,396
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,893	$37,916
Accrued price protection liability	27,532	26,493
Accrued expenses and other current liabilities	59,712	72,392
Accrued compensation	26,521	49,219
Total current liabilities	146,658	186,020
Long-term lease liabilities	17,987	12,313
Long-term debt	123,773	123,618
Other long-term liabilities	28,658	22,550
Total liabilities	317,076	344,501

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 89,529 shares issued and outstanding at March 31, 2026 and 86,451 shares issued and outstanding December 31, 2025	9	9
Additional paid-in capital	999,604	951,262
Accumulated other comprehensive income	121	1,030
Accumulated deficit	(545,543)	(500,406)
Total stockholders’ equity	454,191	451,895
Total liabilities and stockholders’ equity	$771,267	$796,396

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$137,188	$95,933
Cost of net revenue	58,304	42,102
Gross profit	78,884	53,831
Operating expenses:
Research and development	53,162	55,457
Selling, general and administrative	42,457	36,589
Restructuring charges	474	7,879
Total operating expenses	96,093	99,925
Loss from operations	(17,209)	(46,094)
Interest income	633	864
Interest expense	(2,197)	(2,504)
Other income (expense), net	121	(1,268)
Total other income (expense), net	(1,443)	(2,908)
Loss before income taxes	(18,652)	(49,002)
Income tax provision	26,485	711
Net loss	$(45,137)	$(49,713)
Net loss per share:
Basic	$(0.52)	$(0.58)
Diluted	$(0.52)	$(0.58)
Shares used to compute net loss per share:
Basic	87,595	85,271
Diluted	87,595	85,271

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(45,137)	$(49,713)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $24 for the three months ended March 31, 2026, and net of tax benefit of $5 for the three months ended March 31, 2025	(909)	857
Total comprehensive loss	$(46,046)	$(48,856)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTER ENDED MARCH 31, 2026
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	86,451	$9	$951,262	$1,030	$(500,406)	$451,895
Common stock issued pursuant to equity awards, net	3,078	—	28,360	—	—	28,360
Stock-based compensation	—	—	19,982	—	—	19,982
Other comprehensive loss	—	—	—	(909)	—	(909)
Net loss	—	—	—	—	(45,137)	(45,137)
Balance at March 31, 2026	89,529	$9	$999,604	$121	$(545,543)	$454,191

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(45,137)	$(49,713)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	10,939	11,149
Amortization of debt issuance costs and accretion of discounts	414	510
Stock-based compensation	20,027	22,911
Deferred income taxes	25,133	(678)
Impairment of leased right-of-use assets	233	(22)
(Gain) loss on foreign currency	(219)	1,184
Excess tax deficiencies on stock-based awards	970	1,575
Changes in operating assets and liabilities:
Accounts receivable	5,267	(13,461)
Inventory	(7,735)	4,338
Prepaid expenses and other assets	(7,738)	(3,724)
Accounts payable, accrued expenses and other current liabilities	(18,960)	4,189
Accrued compensation	9,521	8,717
Accrued price protection liability	1,039	4,282
Lease liabilities	(2,737)	(2,817)
Other long-term liabilities	111	160
Net cash used in operating activities	(8,872)	(11,400)

Investing Activities
Purchases of property and equipment	(1,384)	(1,989)
Purchases of intangible assets	(855)	—
Proceeds under convertible notes receivable	(2,000)	—
Net cash used in investing activities	(4,239)	(1,989)

Financing Activities
Proceeds from funding arrangement	6,000	—
Net proceeds from issuance of common stock, net of costs	—	(10)
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,722)	(2,130)
Net cash provided by (used in) financing activities	2,278	(2,140)
Effect of exchange rate changes on cash and cash equivalents	(647)	(9)
Decrease in cash, cash equivalents and restricted cash	(11,480)	(15,538)
Cash, cash equivalents and restricted cash at beginning of period	101,412	119,603
Cash, cash equivalents and restricted cash at end of period	$89,932	$104,065

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,935	$2,145
Cash paid for income taxes	$1,992	$1,228

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$32,090	$5,017
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2026, or the Annual Report. Interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 23, 2026, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contracts, or ASU No. 2025-07. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract and clarify the accounting for receipt of share-based noncash consideration from a customer for the transfer of goods or services. These amendments are effective for the Company for annual and interim periods in 2027 and may be applied prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis via a cumulative-effect adjustment to the opening balance of retained earnings for existing contracts, with early adoption permitted. The Company adopted the amendments in this update prospectively in 2026. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations as of and for the three months ended March 31, 2026.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326), to allow entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. These amendments are effective for the Company for annual and interim periods in 2026 applied prospectively, with early adoption permitted. The Company adopted the amendments in this update prospectively in 2026. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations.
Recently Issued, Not Yet Adopted Accounting Pronouncements
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net loss	$(45,137)	$(49,713)
Denominator:
Weighted average common shares outstanding—basic	87,595	85,271
Dilutive common stock equivalents	—	—
Weighted average common shares outstanding—diluted	87,595	85,271
Net loss per share:
Basic	$(0.52)	$(0.58)
Diluted	$(0.52)	$(0.58)
For the three months ended March 31, 2026 and 2025, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 7.4 million and 5.0 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Employee separation expenses	$105	$1,597
Lease related charges	358	2
Other	11	6,280
	$474	$7,879
The following table presents a roll-forward of the Company’s restructuring liability for the three months ended March 31, 2026. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2025	$2,857	$858	$11,243	$14,958
Restructuring charges	105	358	11	474
Cash payments	(2,338)	(73)	(4,404)	(6,815)
Non-cash charges and adjustments	(94)	(359)	88	(365)
Liability as of March 31, 2026	530	784	6,938	8,252
Less: current portion as of March 31, 2026	(530)	(784)	(5,404)	(6,718)
Long-term portion as of March 31, 2026	$—	$—	$1,534	$1,534

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2026 and 2025.
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the three months ended March 31, 2026 and 2025, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		March 31, 2026			December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	7.0	$32,713	$(4,210)	$28,503	$31,858	$(3,663)	$28,195
Developed technology	6.9	311,261	(296,343)	14,918	311,261	(293,761)	17,500
Trademarks and trade names	6.2	14,800	(14,598)	202	14,800	(14,562)	238
Patents	7.0	4,780	(1,991)	2,789	4,780	(1,821)	2,959
	6.0	$363,554	$(317,142)	$46,412	$362,699	$(313,807)	$48,892

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of net revenue	$3,129	$2,829
Selling, general and administrative	206	592
	$3,335	$3,421
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the activity related to finite-lived intangible assets:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$48,892	$55,008
Additions	855	—
Amortization	(3,335)	(3,421)
Ending balance	$46,412	$51,587
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
During the three months ended March 31, 2026 and 2025, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at March 31, 2026:

Amount
(in thousands)
2026 (9 months)	$10,489
2027	11,692
2028	6,246
2029	5,155
2030	4,026
Thereafter	8,804
Total	$46,412
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	March 31, 2026	December 31, 2025
	(in thousands)
Liabilities
Contingent consideration	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of March 31, 2026 and December 31, 2025 is associated with an acquisition in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to the acquisition was subject to the acquired business’s satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to the acquiree. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.
There was no activity in the Level 3 fair value hierarchy categories of financial instruments for the three months ended March 31, 2026 and 2025.

There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments for the three months ended March 31, 2026 and 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$61,077	$72,806
Short-term restricted cash	1,426	1,419
Long-term restricted cash	27,429	27,187
Total cash, cash equivalents and restricted cash	$89,932	$101,412
As of March 31, 2026 and December 31, 2025, cash and cash equivalents included money market funds of approximately $2.0 million and $19.2 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had restricted cash of approximately $28.9 million and $28.6 million, respectively. The cash is restricted in connection with guarantees for certain import duties, office leases and purchase obligations.
Inventory consists of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Work-in-process	$59,713	$47,598
Finished goods	26,126	30,506
	$85,839	$78,104

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property and equipment, net consists of the following:

	Useful Life (in Years)	March 31, 2026	December 31, 2025
		(in thousands)
Furniture and fixtures	5	$4,023	$4,006
Machinery and equipment	3-5	87,875	87,043
Masks and production equipment	5	67,966	66,044
Software	3	11,447	11,498
Leasehold improvements	1-5	35,488	35,632
Construction in progress	N/A	595	2,516
		207,394	206,739
Less: accumulated depreciation and amortization		(163,032)	(157,866)
		$44,362	$48,873
Depreciation expense for the three months ended March 31, 2026 and 2025 was $5.8 million and $5.8 million, respectively.
As of March 31, 2026, the Company has a note receivable from a supplier of $8.0 million with annual repayments of $2.0 million per year due annually by March 31, from 2027 through 2030, provided that certain production utilization targets are met.
The long-term portion of the note receivable of $6.0 million is included in other long-term assets as of March 31, 2026 and December 31, 2025, respectively.
On January 5, 2026, the Company entered into a convertible note receivable of $2.0 million with a privately-held entity. The convertible note receivable bears interest at an annual rate of 3.87%, compounded annually. The note is due and payable at any time on or after the maturity date of January 5, 2029, unless earlier converted. The outstanding principal and any unpaid accrued interest are convertible into shares of the entity or repayable under certain conditions. Conversion occurs automatically upon the closing of the investee’s next equity financing of at least $10.0 million, provided the entity has achieved a specified milestone prior to such financing, or conversion may be elected by the Company under certain conditions. If the entity fails to achieve the milestone prior to the maturity date, the Company may, at any time on or after maturity, elect either repayment of the outstanding principal and accrued interest or conversion into shares of the entity.
The convertible note receivable of $2.0 million is included in other long-term assets as of March 31, 2026.
The following table sets forth activity related to the accrued price protection liability:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$26,493	$43,401
Charged as a reduction of revenue	6,429	7,753
Revisions to accrued rebates	(1,609)	—
Payments	(3,781)	(3,471)
Ending balance	$27,532	$47,683

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued technology license payments	$4,121	$3,687
Accrued professional fees	6,447	6,882
Accrued engineering and production costs	9,338	8,469
Accrued restructuring	6,718	13,390
Accrued royalty	549	658
Short-term lease liabilities	9,417	9,096
Accrued customer credits	5,658	6,398
Income tax liability	425	511
Customer contract liabilities	359	4,222
Accrued obligations to customers for price adjustments	8,134	11,922
Accrued obligations to customers for stock rotation rights	357	222
Contingent consideration - current portion	2,600	2,600
Other	5,589	4,335
	$59,712	$72,392
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2025	$(327)	$1,357	$1,030
Other comprehensive loss before reclassifications, net of tax	(909)	—	(909)
Balance at March 31, 2026	$(1,236)	$1,357	$121
8. Debt and Other Long-Term Liabilities
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(289)	(320)
Unamortized debt issuance costs	(938)	(1,062)
Net carrying amount of long-term debt	123,773	123,618
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,773	$123,618
As of March 31, 2026 and December 31, 2025, the weighted average effective interest rate on aggregate debt was approximately 6.3% and 6.9%, respectively.
During the three months ended March 31, 2026 and 2025, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The approximate aggregate fair value of the term loans outstanding as of March 31, 2026 and December 31, 2025 was $123.0 million and $124.7 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of March 31, 2026, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

Initial Term Loan and Revolving Facility under the June 23, 2021 Credit Agreement
On June 23, 2021, the Company entered into a Credit Agreement, or the June 23, 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent, or “Agent”, that provides for a senior secured term B loan facility, or the “Initial Term Loan under the June 23, 2021 Credit Agreement,” in an aggregate principal amount of $350.0 million and a senior secured revolving credit facility, or the “Revolving Facility,” in an aggregate principal amount of up to $100.0 million. The proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement were used (i) to repay in full all outstanding indebtedness under that certain Credit Agreement dated May 12, 2017, by and among the Company, MUFG Bank Ltd., as administrative agent and MUFG Union Bank, N.A., as collateral agent and the lenders from time to time party thereto (as amended by Amendment No. 1, dated July 31, 2020) and (ii) to pay fees and expenses incurred in connection therewith. The remaining proceeds of the Initial Term Loan under the June 23, 2021 Credit Agreement are available for general corporate purposes and the proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of March 31, 2026, the Revolving Facility was undrawn. Under the terminated amended and restated commitment letter with Wells Fargo Bank and other lenders entered into in connection with the previously pending (now terminated) merger with Silicon Motion (Note 3), the Company had expected to repay the remaining outstanding term loans under such agreement upon closing of the merger.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The June 23, 2021 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the June 23, 2021 Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the June 23, 2021 Credit Agreement) as of such date. As of March 31, 2026, the Company was in compliance with such covenants. The June 23, 2021 Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the June 23, 2021 Credit Agreement and may exercise certain other rights and remedies provided for under the June 23, 2021 Credit Agreement, the other loan documents and applicable law.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $350.2 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 3.4%, which represents a Level 2 fair value measurement. The debt discount of $0.9 million and debt issuance costs of $2.9 million associated with the Initial Term Loan under the June 23, 2021 Credit Agreement are being amortized to interest expense using the effective interest method over its seven-year term through June 23, 2028. Debt issuance costs of $0.4 million associated with the Revolving Facility are being amortized to interest expense over its five-year term through June 23, 2026.
Sale Arrangement
In March 2026, the Company entered into an agreement to sell an interest in certain claims for an amount not to exceed $10.0 million. The proceeds of this sale of $6.0 million were used to pay certain costs and expenses in connection with such claims, and are reflected as a long-term liability as of March 31, 2026. This liability is expected to be derecognized upon settlement or other resolution of the specified claims. Management does not believe that any additional potential payments that are contingent on the outcome of the claims are estimable as of March 31, 2026.
9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At March 31, 2026, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
As of March 31, 2026, the number of shares of common stock available for future issuance under the 2010 Plan was 14,784,328 shares, including stock options and restricted stock unit awards outstanding at March 31, 2026 of 12,985,504 shares.
As of March 31, 2026, the number of shares of common stock available for future issuance under the ESPP was 7,941,382 shares.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2026, the number of shares of common stock available for future issuance under the Inducement Plan was 3,920,174 shares, including 792,278 shares subject to restricted stock unit awards outstanding as of March 31, 2026.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the 2010 Equity Incentive Plan. When bonus awards are settled in common stock issued under the 2010 Equity Incentive Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2026, the Company issued 1.5 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2025 performance period. At March 31, 2026, the Company has an accrual of $6.0 million for bonus awards for employees for year-to-date achievement in the 2026 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of net revenue	$150	$282
Research and development	9,675	14,656
Selling, general and administrative	10,202	7,973
	$20,027	$22,911
The total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2026 was $103.8 million, and the weighted average period over which these equity awards are expected to vest is 2.33 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of March 31, 2026 was $8.0 million, and the weighted average period over which these equity awards are expected to vest is 1.59 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company’s current estimates.
The total unrecognized compensation cost related to unvested stock options as of March 31, 2026 was $15.5 million, and the weighted average period over which these equity awards are expected to vest is 1.89 years.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	7,649	$19.89
Granted[1]	3,950	18.55
Vested[2]	(3,201)	21.30
Canceled[3]	(199)	19.23
Outstanding at March 31, 2026	8,199	$18.71
____________
(1) Includes approximately 148 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $18.47.
(2) Includes approximately 5 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $14.50.
(3) Includes approximately 24 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $15.30.
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each year-long performance period in a three-year performance period based on certain financial metrics as defined in the underlying agreement.
2025 and Subsequent Performance-Based Restricted Stock Units
For performance-based restricted stock units granted in 2025 and 2026, the award is divided into four approximately equal tranches each representing 25% of the target number of performance-based restricted stock units subject to the award. Each tranche has one or more performance goals that must be achieved in order for any restricted stock units subject to the tranche to become eligible to vest. For the first tranche, which covers one fiscal year in a three-year period, restricted stock units are eligible to vest based upon the achievement of certain net revenue and non-GAAP operating income targets. For two of the four tranches, each of which cover one fiscal year in a three-year period, restricted stock units are eligible to vest when the Company’s annual growth rate in net revenue and non-GAAP operating income over baseline results equal or exceed target growth rates, as defined in the underlying agreement. For each of these three tranches, 50% of each performance-based award is subject to the net revenue metric for the performance period and 50% is subject to the non-GAAP operating income metric for the respective performance period. If the Company’s baseline results, or growth rate in each of these metrics relative to the baseline results, are below a determined threshold for a performance period for a particular performance metric and tranche, no shares in the performance metric and tranche will vest. The number of shares vesting is based on meeting minimum threshold, target, or maximum pre-determined baseline for the first year, and growth rate relative to the baseline thereafter, up to a maximum 200% of target; however, any shares above target (100%) will only become eligible to vest with continued service through the end of year three.
The fourth tranche of performance-based restricted stock units is measured over a three-year performance period, and shares are eligible to vest for this tranche based on the Company’s relative percentile rank in growth rate in net revenue for the third year over baseline results relative to the growth rates for companies in the Russell 3000 index for the same metric and periods. The Company’s relative percentile rank in net revenue is determined by ranking the individual companies in the Russell 3000 (including MaxLinear) in order of largest to smallest according to their revenue growth for the third year over baseline results, then calculating the percentile ranking of MaxLinear relative to other Russell 3000 companies. If the Company’s relative percentile rank for revenue growth at the end of the third year versus baseline is less than the predetermined threshold, as defined in the underlying agreement, no shares will vest. The target number of shares are eligible to vest when the Company’s relative percentile rank equals or exceeds the 50th percentile. The maximum shares that may be achieved is 200% of target shares for performance at or above the 75th percentile.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2024 and Prior Performance-Based Restricted Stock Units
For previous performance-based restricted stock units granted prior to 2025, the target number of units (100%) are eligible to vest when the annual growth rate in net revenue and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods, equals or exceeds the 50th percentile.
The Company’s relative percentile rank in net revenue and non-GAAP diluted earnings per share is determined by ranking the designated peer group companies (including MaxLinear) from the highest to the lowest according to their annual growth rate in each metric for the performance year, then calculating the percentile ranking of MaxLinear relative to other companies in the designated peer group. If the Company’s relative percentile rank for each metric at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for these metrics is greater or equal to the 25th percentile, vesting may range from 50% up to a maximum 250% of target; such maximum may only vest at the end of year three for performance achieved at or above the 75th percentile.
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
As of March 31, 2026, achievement to date under the performance metrics specified in the respective award agreements are based on its expected metric results over the performance periods and calculated growth rates relative to baseline based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	3,333	$19.58
Granted	623	18.47
Released	(83)	15.19
Canceled[1]	(995)	25.66
Outstanding at March 31, 2026	2,878	$17.36
________________
(1) Includes shares canceled due to achievement below threshold amounts from shares granted which were previously reserved at the maximum achievable (250%). No shares were eligible to vest for the 2025 performance period under the 2023 and 2024 performance-based restricted stock unit grants due to achievement below the 25th percentile.
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the three months ended March 31, 2026 and 2025, there were no shares of common stock purchased under the ESPP.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Weighted-average grant date fair value per share	$4.22	$6.00
Risk-free interest rate	3.81%	4.44%
Dividend yield	—%	—%
Expected life (in years)	0.49	0.50
Volatility	59.07%	95.74%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,718	$19.39
Canceled	(142)	$18.76
Outstanding at March 31, 2026	2,576	$19.43	7.0	$—
Vested and expected to vest at March 31, 2026	2,518	$19.43	7.0	$—
Exercisable at March 31, 2026	1,050	$19.18	5.7	$—

No options were granted during the three months ended March 31, 2026 and 2025.
The intrinsic value of stock options exercised was $0 and $0 in the three months ended March 31, 2026 and 2025, respectively.
Cash received from exercise of stock options was negligible during each of the three months ended March 31, 2026 and 2025.
The tax benefit from stock options exercised was $0 and $0 during the three months ended March 31, 2026 and 2025, respectively.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
valuation allowance on its state deferred tax assets, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax-free jurisdictions in which it operates.
The Company recorded an income tax provision of $26.5 million in the three months ended March 31, 2026 and an income tax provision of $0.7 million in the three months ended March 31, 2025.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended March 31, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
During the three months ended March 31, 2026, the Company’s unrecognized tax benefits increased by $0.2 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of March 31, 2026 were approximately $0 and $0, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At March 31, 2026, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2022, 2021, and 2018, respectively.
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. Due to this Singapore valuation allowance, no income tax provision was recorded in Singapore for the three months ended March 31, 2026 and 2025.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
Percentage of total net revenue
Customer A	13%	17%
Customer B	*	11%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The following table presents balances that are 10% or greater of gross accounts receivable, based on the Company’s billings to its customers.

	March 31, 2026	December 31, 2025
Percentage of gross accounts receivable
Customer C	10%	26%
Customer D	*	14%
Customer E	*	10%
Customer F	*	10%
Customer G	26%	*
____________________________
*    Represents less than 10% of the gross accounts receivable for the respective period.

Significant Suppliers

Suppliers comprising greater than 10% or greater of total inventory purchases are as follows:

	Three Months Ended March 31,
	2026	2025
Vendor A	50%	36%
Vendor B	17%	20%
Vendor C	*	13%
____________________________
*    Represents less than 10% of the total inventory purchases for the respective period.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$105,385	77%	$75,261	78%
Europe	16,289	12%	14,954	16%
United States	13,991	10%	5,529	6%
Rest of world	1,523	1%	189	—%
Total	$137,188	100%	$95,933	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The products shipped to individual countries or territories representing greater than 10% of total net revenue for each of the periods presented are as follows:

	Three Months Ended March 31,
	2026	2025
Percentage of total net revenue
Hong Kong	48%	49%
Mainland China	10%	*
Vietnam	*	11%
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
Long-lived assets, which consists of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amount	% of total	Amount	% of total
United States	$322,902	75%	$319,478	74%
Singapore	87,730	20%	92,519	21%
Rest of world	20,668	5%	19,862	5%
Total	$431,300	100%	$431,859	100%
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (in thousands):

	Three Months Ended March 31,
	2026	2025

Infrastructure	$62,814	$26,561
% of net revenue	46%	28%
Broadband	43,626	40,883
% of net revenue	32%	43%
Connectivity	18,595	20,235
% of net revenue	14%	21%
Industrial and multi-market	12,153	8,254
% of net revenue	9%	9%
Total net revenue	$137,188	$95,933
Revenues from sales through the Company’s distributors accounted for 46% and 37% of net revenue for the three months ended March 31, 2026 and 2025, respectively.
Contract Liabilities
As of March 31, 2026 and December 31, 2025, customer contract liabilities were approximately $0.4 million and $4.2 million, respectively, and consisted primarily of advanced payments received for which performance obligations have not been completed. The decrease in customer contract liabilities was due to recognition of revenue in the three months ended March 31, 2026, which was previously in the contract liability balance as of the beginning of the period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of March 31, 2026 and December 31, 2025, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $27.5 million and $26.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of March 31, 2026 were $8.1 million and $0.4 million, respectively, and as of December 31, 2025 were $11.9 million and $0.2 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7). The reason for the decrease in accrued obligations to customers for price adjustments from approximately $11.9 million as of December 31, 2025 to approximately $8.1 million as of March 31, 2026, was due to lower sales subject to the price adjustments and timing of issuing credits to customers.
As of March 31, 2026 and December 31, 2025, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, there were no credit losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2033. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 3.6% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.7 years and 2.7 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of March 31, 2026:

Operating Leases
(in thousands)
2026 (9 months)	$7,819
2027	8,996
2028	4,827
2029	3,659
2030	1,938
Thereafter	2,649
Total minimum payments	29,888
Less: imputed interest	(2,483)
Less: unrealized translation loss	(1)
Total lease liabilities	27,404
Less: short-term lease liabilities	(9,417)
Long-term lease liabilities	$17,987
Operating lease cost was $2.2 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
Short-term lease costs for the three months ended March 31, 2026 and 2025 were not material.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
There were $8.7 million and $1.7 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended March 31, 2026 and 2025, respectively.
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
Pension and Other Defined Benefit Retirement Obligations
The Company maintains defined benefit retirement plans, including a pension plan, in certain foreign jurisdictions. As of March 31, 2026, the net defined benefit obligation, primarily related to other defined benefit plans, was $0.3 million. As of December 31, 2025, the net defined benefit obligation was $0.3 million. The benefit is based on a formula applied to eligible employee earnings.
Net periodic benefit costs were $19 thousand and $40 thousand for the three months ended March 31, 2026 and 2025, respectively, and were recorded to research and development expenses in the consolidated statements of operations.
15. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of March 31, 2026, future minimum payments under inventory purchase and other obligations are as follows (in thousands):

	Inventory Purchase Obligations	Other Obligations	Total
2026 (9 months)	$129,556	$23,224	$152,780
2027	50,715	8,972	59,687
2028	—	2,645	2,645
2029	—	629	629
2030	—	647	647
Thereafter	—	2,789	2,789
Total minimum payments	$180,271	$38,906	$219,177
Other obligations consist primarily of contractual payments due for software licenses. Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $219.2 million as of March 31, 2026 driven by increased sales demand, which resulted in incremental purchase orders.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other-long term liabilities. As of March 31, 2026, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
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
On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On November 6, 2025, the plaintiffs filed their opening brief with the Court of Appeals, and on January 22, 2026, the MaxLinear defendants filed their answering brief with the Court of Appeals.
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
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs' amended complaint. MaxLinear intends to continue to vigorously defend its position.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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

16. Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss) for the periods presented in thousands:

	Three Months Ended March 31,
	2026	2025
Net revenue	$137,188	$95,933
Cost of net revenue	58,304	42,102
Gross profit	78,884	53,831

Less:
Employee related	67,169	67,103
Depreciation and amortization	4,016	4,463
Design and prototype expenses	11,834	9,671
Professional fees	8,490	6,511
Occupancy expenses	4,110	4,298
Restructuring expenses	474	7,879
Interest and other (income) expense, net	1,443	2,908
Income tax expense	26,485	711
Segment net loss	$(45,137)	$(49,713)
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
During the year ended December 31, 2025, the Company repurchased and retired 1,143,891 shares of its common stock at a weighted average price of $17.46 per share at an aggregate value of approximately $20.0 million under the repurchase program. During the three months ended March 31, 2026, the Company did not repurchase any of its common stock under the repurchase program. As of March 31, 2026, approximately $55.0 million remained available for repurchase under the program.
18. Subsequent Events
On April 22, 2026, the Company entered into an amendment with the lenders party thereto and the Agent, or the Second Amendment. The Second Amendment amended the June 23, 2021 Credit Agreement (Note 8) to, among other things, (i) extend the maturity date applicable to the Revolving Facility from June 23, 2026 to March 23, 2028, (ii) provide for $30 million in incremental revolving commitments under the Revolving Facility, (iii) increase the applicable margin for loans under the Revolving Facility to (x) 2.25% per annum for Term SOFR loans, and (y) 1.25% per annum for base rate loans, and (iv) increase the applicable commitment fee rate to 0.25% per annum. Further, the financial covenant was modified to require that the Company maintain (a) a total net leverage ratio of not greater than 3.50:1:00 and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount of no less than $80 million, in each case, tested as of the last day of any fiscal quarter of the Company. The proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of the closing of the Second Amendment, the Revolving Facility was undrawn.

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
In the three months ended March 31, 2026, net revenue was $137.2 million, which was derived in part from sales of RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We have experienced growth in sales demand across our infrastructure, broadband, and industrial and multi-market end markets driven by new product wins and market growth along with a recovery from excess inventory in the channels. Geopolitical tensions and changing trade policies, including escalating tariffs between the United States and China, and other countries, continue to influence the semiconductor industry as well as the global economy. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high quality broadband communications and high-speed optical interconnect signals.
Products shipped to Asia accounted for 77% and 78% of net revenue during the three months ended March 31, 2026 and 2025, respectively, including 48% from products shipped to Hong Kong and 10% from products shipped to mainland China during the three months ended March 31, 2026 and 49% from products shipped to Hong Kong and 11% from products shipped to Vietnam during three months ended March 31, 2025. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the three months ended March 31, 2026 and 2025 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the three months ended March 31, 2026, one customer accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 56% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.

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
We believe that the accounting policies and estimates we have identified as critical involve a greater degree of judgment and complexity than our other accounting policies and estimates. Accordingly, those are the policies and estimates we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the Securities and Exchange

Commission, or SEC, on January 29, 2026, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net revenue	100%	100%
Cost of net revenue	42	44
Gross profit	58	56
Operating expenses:
Research and development	39	58
Selling, general and administrative	31	38
Restructuring charges	—	8
Total operating expenses	70	104
Loss from operations	(13)	(48)
Interest income	—	1
Interest expense	(2)	(3)
Other income (expense), net	—	(1)
Total other income (expense), net	(1)	(3)
Loss before income taxes	(14)	(51)
Income tax provision	19	1
Net loss	(33)%	(52)%
Net Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Infrastructure	$62,814	$26,561	$36,253	136%
% of net revenue	46%	28%
Broadband	43,626	40,883	2,743	7%
% of net revenue	32%	43%
Connectivity	18,595	20,235	(1,640)	(8)%
% of net revenue	14%	21%
Industrial and multi-market	12,153	8,254	3,899	47%
% of net revenue	9%	9%
Total net revenue	$137,188	$95,933	$41,255	43%
Net revenue increased $41.3 million to $137.2 million for the three months ended March 31, 2026, as compared to $95.9 million for the three months ended March 31, 2025, driven by increased demand in our infrastructure, industrial and multi-market and broadband categories, partially offset by seasonal declines in connectivity markets. The increase in infrastructure net revenue of $36.3 million was driven by increases in the volume of shipments of high-performance analog products, optical and wireless backhaul and access products. The increase in broadband net revenue of $2.7 million was driven by an increase in the volume of broadband SoC shipments in this category. The increase in industrial and multi-market net revenue of $3.9 million was driven by increased volume of shipments of high-performance analog products in this category. The decrease in connectivity net revenue of $1.6 million was driven by seasonal declines in the volume of MoCA and ethernet product shipments. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.

Cost of Net Revenue and Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of net revenue	$58,304	$42,102	$16,202	38%
% of net revenue	42%	44%
Gross profit	78,884	53,831	25,053	47%
% of net revenue	58%	56%
Cost of net revenue increased $16.2 million to $58.3 million for the three months ended March 31, 2026, as compared to $42.1 million for the three months ended March 31, 2025. The increase was driven by an increase in the volume of sales as described above under “Net Revenue”. Gross profit percentage improved for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, also due to a decrease in intangible asset amortization.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$53,162	$55,457	$(2,295)	(4)%
% of net revenue	39%	58%
Research and development expense decreased $2.3 million to $53.2 million for the three months ended March 31, 2026, as compared to $55.5 million for the three months ended March 31, 2025. The decrease was driven by decreases in stock-based compensation of $5.0 million, prototype expenses of $1.0 million, and payroll and benefits expense of $0.7 million, partially offset by the impact of a decrease in income from joint R&D projects and governmental grants of $2.5 million and an increase in bonus expense of $2.0 million. The decrease in stock-based compensation and payroll and benefits expense is due to lower headcount from workforce reductions. Stock-based compensation expense also decreased due to timing of expense pertaining to retention equity grants made to employees in late 2024. The decrease in prototype expenses is due to timing of projects. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants. The increase in bonus expense is due to improved financial performance over the prior period.
We have reduced our research and development spending to align with current project demands and expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative	$42,457	$36,589	$5,868	16%
% of net revenue	31%	38%
Selling, general and administrative expense increased $5.9 million to $42.5 million for the three months ended March 31, 2026, as compared to $36.6 million for the three months ended March 31, 2025. The increase was driven by increases in stock-based compensation of $2.2 million, professional fees of $2.0 million, and payroll and bonus expense of $1.8 million. The increase in stock-based compensation is due to incremental equity grants and improved financial performance over the prior period. The increase in professional fees is due to legal fees related to ongoing litigation. The increase in payroll and bonus expense is due to increased headcount and improved financial performance over the prior period.
Our selling, general and administrative expenses have increased over the prior year due to the factors described above. We expect selling, general and administrative expenses to increase in future years when we return to growing our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Restructuring charges	$474	$7,879	$(7,405)	(94)%
% of net revenue	—%	8%
Restructuring charges decreased $7.4 million to $0.5 million for the three months ended March 31, 2026, compared to $7.9 million for the three months ended March 31, 2025. Restructuring charges for the three months ended March 31, 2026 included $0.4 million in lease related charges. Restructuring charges for the three months ended March 31, 2025 included $6.3 million charges under contracts associated with CAD tool licenses which we ceased using during the quarter and $1.6 million in severance and related charges related to a workforce reduction.

    Interest and Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$(1,443)	$(2,908)	$1,465	(50)%
% of net revenue	(1)%	(3)%
Interest and other income (expense), net changed by $1.5 million from an expense of $2.9 million in the three months ended March 31, 2025 to an expense of $1.4 million for the three months ended March 31, 2026. The change was driven by currency exchange gains of $1.4 million.
Income Tax Provision

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Income tax provision	$26,485	$711	$25,774	3,625%
The income tax provision for the three months ended March 31, 2026 was $26.5 million compared to an income tax provision of $0.7 million for the three months ended March 31, 2025.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the three months ended March 31, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded in Singapore for the three months ended March 31, 2026 and 2025. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $61.1 million, restricted cash of $28.9 million and net accounts receivable of $40.9 million. Additionally, as of March 31, 2026, our working capital, which we define as current assets less current liabilities, was $102.8 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of March 31, 2026, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million which remained undrawn as of March 31, 2026. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the June 23, 2028 maturity date. We could be subject to substantial variable interest rate risk because our interest rate under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. If interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness. Please refer to the Risk Factor entitled “As of March 31, 2026, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business” for a discussion of how our indebtedness could have a material adverse effect on our liquidity and capital resources.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, and any impairment of assets. Cash used to fund capital purchases and acquisitions of businesses and investments are included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units, cash proceeds from issuance of common stock and debt, and cash used to pay down outstanding debt or repurchase stock, if any, are included in financing activities in our consolidated statements of cash flows.
As of March 31, 2026, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for CAD software licenses, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$125,000	$—	$—
Operating lease obligations	29,888	7,819	13,823	5,597	2,649
Purchase obligations	180,271	129,556	50,715	—	—
Other obligations	38,906	23,224	11,617	1,276	2,789
Total	$374,065	$160,599	$201,155	$6,873	$5,438
Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $219.2 million as of March 31, 2026 driven by increased sales demand which resulted in incremental purchase orders.
Our planned capital expenditures as of March 31, 2026 were not material. Our consolidated balance sheet at March 31, 2026 included $4.3 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Working capital	$102,792	$62,821
Cash and cash equivalents	$61,077	$72,806
Short-term restricted cash	1,426	1,419
Long-term restricted cash	27,429	27,187
Total cash, cash equivalents, and restricted cash	$89,932	$101,412

We believe that our $61.1 million of cash and cash equivalents at March 31, 2026 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of March 31, 2026, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility in an aggregate principal amount of up to $100.0 million, which remained undrawn as of March 31, 2026. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranges from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees ranging from 0.175% to 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter.
The following is a summary of our cash flows used in operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(8,872)	$(11,400)
Net cash used in investing activities	(4,239)	(1,989)
Net cash provided by (used in) financing activities	2,278	(2,140)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(647)	(9)
Decrease in cash, cash equivalents and restricted cash	$(11,480)	$(15,538)
Cash Flows from Operating Activities
Net cash used in operating activities was $8.9 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $11.4 million for the three months ended March 31, 2025. The decrease in operating cash flows was impacted by changes in our working capital, which decreased $22.9 million. The change in working capital was driven by a prepayment for wafers supporting rising demand for certain data center products.
Cash Flows from Investing Activities
Our use of cash in investing activities increased by $2.3 million. Net cash used in investing activities was $4.2 million for the three months ended March 31, 2026 and consisted of purchases of property and equipment of $1.4 million, and purchases of intangible assets of $0.9 million.
Net cash used in investing activities was $2.0 million for the three months ended March 31, 2025 and consisted of purchases of property and equipment of $2.0 million.
Cash Flows from Financing Activities
Cash flows from financing activities increased by $4.4 million. Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2026 and included proceeds from a funding arrangement of $6.0 million, partially offset by minimum tax withholding paid on behalf of employees for restricted stock units of $3.7 million.
Net cash used in financing activities was $2.1 million for the three months ended March 31, 2025 and was comprised of minimum tax withholding paid on behalf of employees for restricted stock units.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2026 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $0.8 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the three months ended March 31, 2026, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On November 6, 2025, the plaintiffs filed their opening brief with the Court of Appeals, and on January 22, 2026, the MaxLinear defendants filed their answering brief with the Court of Appeals.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, no material loss contingencies have been accrued for litigation and other legal claims in our consolidated financial statements, since our management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
•Recent and further changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade, or credible threats of increased tariffs or additional trade barriers, have previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.
•Global economic conditions could adversely affect our revenues, margins, and results of operations.
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
•Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, customers may decide to cancel or change their product plans.
•Our business is subject to various international and U.S. laws and governmental regulations, and compliance with these laws and regulations may cause us to incur significant expenses..
•If we are unable to attract, train and retain qualified personnel and senior management, our business, financial condition, results of operations and prospects could suffer.
•We are subject to a variable amount of interest on the principal balance of our credit agreements and could be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations.
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
•We utilize a significant amount of intellectual property in our business, and if we are unable to protect our intellectual property, our business could be adversely affected.

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
Our ability to compete successfully depends on factors both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of intense consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other, which could result in significant changes to the competitive landscape. In addition, recent changes in government trade policies, including recent threats and actions imposing tariffs and export restrictions, as well as other actions by government agencies, could limit our ability to sell our products to certain customers and adversely affect our ability to compete successfully. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets. See the risk factors “We are subject to risks associated with international geopolitical and military conflicts” and “We will lose sales if we are unable to obtain or retain government authorization to export certain of our products or technology related to the development or production of our products or if such authorizations are revoked, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations” below.
Recent and further changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade, or credible threats of increased tariffs or additional trade barriers, have previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.
The United States has recently imposed or proposed new or higher tariffs on a large number of products exported by U.S. trading partners, including China, Europe, Canada, Mexico, and many others. In response, many of those trading partners, including China, have imposed or proposed new or higher tariffs on American products. Though certain of these tariffs were rescinded in February 2026 following a recent judgment of the U.S. Supreme Court invalidating the use of certain legal authorities for these purposes, new tariffs of similar scope and effect were simultaneously imposed under alternative legal authorities and additional tariffs could follow. We have experienced and are continuing to experience weakened demand in China, and continuing changes in U.S. and foreign government trade policies and a heightened risk of further increased tariffs that impose barriers to international trade could further decrease international demand. Our business and operating results are substantially dependent on international trade. Many of our manufacturers sell products incorporating our integrated circuits into international markets.
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
Global economic conditions, including factors that adversely affect consumer spending for the products that incorporate our integrated circuits, such as high inflation, could adversely affect our revenues, margins, and results of operations.
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
Our net revenue increased from $95.9 million in the three months ended March 31, 2025, to $137.2 million in the three months ended March 31, 2026, due to increases in infrastructure, broadband and industrial and multi-market categories, which had declined in previous periods due to decreased demand. We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry, and we could experience slower overall growth in revenue in the future due to current macroeconomic conditions impacting customer demand for products in other markets.
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
We sell our products throughout the world. Products shipped to Asia accounted for 77% of our net revenue in the three months ended March 31, 2026. In addition, as of March 31, 2026, approximately 75% of our employees are located outside of the United States. The majority of our products are manufactured, assembled and tested in Asia, and our major distributors are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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

•other unpredictable geopolitical turmoil, including war, political or military coups, or terrorism, including the escalation and broadening of conflicts involving Israel, Iran, and Lebanon, the conflict in Israel and Gaza, the U.S. military involvement in hostilities with Iran, and any resulting impacts, including volatility or disruptions in global energy markets and oil prices;
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
Our business has been impacted by decreased demand in regions such as China in part due to geopolitical conditions, including an escalating international trade war between the United States and other countries (particularly between the United States and China), the military conflict in Israel, including its conflicts with Iran and Lebanon, the Russia-Ukraine conflict, and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and other countries. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business, and there may be further changes in U.S. trade policy. For example, the U.S. Department of Commerce is undertaking an investigation into whether additional tariffs on imported semiconductor products may be necessary to mitigate risks to U.S. national security; following completion of this investigation, the U.S. President may decide to impose additional tariffs on these or other products using legal authorities provided under Section 232 of the Trade Expansion Act of 1962. Additionally, retaliatory policies adopted by other countries, including China, could also negatively impact our business. The trade and tariff policies of the United States, and of other countries with respect to the United States, remains fluid. In a number of cases, compliance with these policies has required us to take actions adverse to our business.
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

Since October 2022, the United States government has taken steps to restrict the export of certain advanced semiconductor products and technology to the People’s Republic of China and/or certain companies located in China due to national security and human rights concerns. Specifically, the U.S. has enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits, or ICs, subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of artificial intelligence, or AI, models was issued with a scheduled compliance date of May 15, 2025. These Proposed Regulations were rescinded but we expect that a revised version of these controls may be issued at some point in the future. The U.S. government also has continued to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. We have confirmed that some of our products are subject to these new controls. We regularly monitor changes to applicable export control regulations to assess the impact to our business, if any.
The BIS continues to add many new entities to the Entity List and Unverified List, many of which are in China. To date, none of our material customers located in China has been added to the Entity List or other restricted party list.
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

We believe we have experienced impacts of the United States and European economic sanctions against Russia and the military conflict in Ukraine, including volatility in the prices of metals used by our outsourced semiconductor assembly and test, or OSAT, supply chain, in particular around the supply of palladium, for which Russia is the top producer in the world, as well as increased fuel costs, which has global impact on transportation costs, including the shipping and delivery of our products. However, the magnitude of such price volatility on our business and its duration is uncertain and cannot be reasonably estimated at this time. We currently do not sell product in Russia, or sell product to distributors for resale in Russia.

The ongoing military conflict involving the United States, Israel, Iran and other countries in the Middle East and beyond, has increased tension in the region as well as around the world. As a result, the United States also has taken actions that impact trade including imposing additional sanctions on Iran and both sides have imposed restrictions that impact access to the Strait of Hormuz. This conflict has contributed to instability in the Middle East, disrupted global energy supply or transportation routes, and resulted in significant volatility or sustained increase in oil and other energy prices and this impact may continue for an unknown period of time. Such developments could further increase our transportation costs, contribute to inflationary pressures, and adversely affect global economic conditions, which may have an adverse effect on our revenue and/or gross margin. If these conflicts, sanctions, or geopolitical tensions worsen, we cannot provide assurances that our business will not be impacted in the future.

In addition, this conflict and previous conflicts in the region have resulted in our employees located in Israel having to perform military service and/or being negatively impacted by violence, political instability, or security concerns. These developments have disrupted, and could further interrupt, our business operations and increase costs associated with relocating employees, enhanced security measures, engaging with alternative third-party contractors or hiring additional employees outside of Israel.
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
Certain of our products and technologies are subject to export and/or import controls imposed by countries in which we do business, including the United States Export Administration Regulations, or EAR, administered by BIS. The EAR, which may require a license or other authorization from BIS prior to the shipment or sharing of certain products and technologies with certain end users or destinations. Such approval may be delayed, denied, or even revoked after initially being granted by BIS, depending on one or more factors including the type of product or technology at issue, the intended end use, the identity of the end user, the identity of other companies involved in the production process, and whether a license exception might apply, among others. We are subject to similar export controls regulations in other jurisdictions where we operate, including the European Union, Singapore, and Taiwan, among others.
Export control laws, regulations, and orders are complex, change frequently and with limited or no notice, have generally become more stringent over time and have intensified as U.S.-China geopolitical tensions worsen. The United States has continued to announce export control restrictions on an increasing number of entities based in China due to national security and human rights concerns and additional more severe restrictions may be possible. The addition of new entities to restricted party lists can further increase the scope of export restrictions applicable to our business. The United States has also announced measures intended to further restrict the export of certain advanced semiconductor products and technology, as well as products that incorporate those advanced semiconductor products, to China, and/or certain companies located in China due to national security and human rights concerns, including the imposition of new license requirements for certain semiconductor technologies. Additional restrictions related to advanced semiconductor products and computing resources were released in January 2025 with a compliance date beginning in May 2025, which were rescinded by BIS; however, a revised version of these restrictions may be announced. Failure to obtain required export licenses for our products or the placement of one or more of our customers on any restricted parties lists could significantly reduce our revenue and harm our business.
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
Our customers include electronics distributors, module makers, OEMs and ODMs, which incorporate our products in a wide range of electronic devices. Revenue has also been generated from sales of intellectual property and consideration under intellectual property agreements. The recipients of such intellectual property are also referred to as the Company’s customers. In the three months ended March 31, 2026, one customer accounted for 13% of our net revenue, and our ten largest customers collectively accounted for 56% of our net revenue. We expect that our operating results for the foreseeable future will continue to show a substantial percentage of sales dependent on a relatively small number of customers. In the future, these customers may decide, as they have at times before, not to purchase our products at all, may purchase fewer products than they did in the past, or may defer or cancel purchases or otherwise alter their purchasing patterns. While we are entitled to consideration under intellectual property sales agreements, which consideration has previously been and is currently expected in the future to be material, we may not receive such consideration on a recurring basis. Factors that could affect our revenue from these large customers include the following:
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
In addition, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable. Products shipped to mainland China accounted for 10% of our net revenue during the three months ended March 31, 2026. Our current and future operating results could be materially and adversely affected by limitations on our ability to sell to one or more Chinese customers, as described in the section “Risks Related to Our Business” under these risk factors:
•“Recent and further changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade, or credible threats of increased tariffs or additional trade barriers, have previously and could in the future decrease demand and have a material adverse effect on our revenues and operating results.”
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
We sell a significant portion of our products to manufacturers of cable broadband voice and data modems and gateways, satellite outdoor units, optical modules for long-haul and metro telecommunications markets, and RF transceivers and modem solutions for wireless infrastructure markets. Our product offerings also include broadband data access, power management and interface technologies which are ubiquitous functions in new and existing markets such as wireless and wireline communications infrastructure, broadband access, industrial, enterprise network, automotive applications, Wi-Fi, ethernet and broadband gateway processor SoCs and intellectual property that utilizes patented machine learning techniques to improve signal integrity and power efficiency in SoCs, ASICs, and field-programmable gate arrays, or FPGAs, used in next-generation communication and artificial intelligence systems. Our future revenue growth, if any, will depend in part on our ability to further penetrate into, and expand beyond, these markets with analog, digital and mixed-signal solutions targeting the markets for Wi-Fi and broadband, high-speed optical interconnects for data center, metro, long-haul optical modules, and telecommunications wireless infrastructure products. Each of these markets presents distinct and substantial risks. If any of these markets do not develop as we currently anticipate, or if we are unable to penetrate them successfully, it could materially and adversely affect our revenue and revenue growth rate, if any.
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
For the three months ended March 31, 2026 and 2025, revenue directly attributable to broadband applications accounted for approximately 32% and 43% of our net revenue, respectively. We have experienced an increase in broadband net revenue of $2.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, as this market recovers from macroeconomic conditions. However, delays in the development of, or unexpected developments in, the broadband markets has previously had, and could in the future have an adverse effect on order activity by OEMs in these markets and as a result, on our business, revenue, operating results and financial condition. In addition, consolidation trends among Pay-TV and broadband operators may continue, which could delay or lead to cancellations of major spending programs and have a material adverse effect on our future operating results and financial condition.
We may be unable to make the substantial and productive research and development investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. Many of our products originated with our research and development efforts, which we believe have provided us with a significant competitive advantage. For three months ended March 31, 2026, and 2025, our research and development expense was $53.2 million and $55.5 million, respectively. We have decreased our research and development spending, including via workforce reductions and cancellations of selected projects, to meet evolving demand. However, we expect our research and development expenses to increase in future years when we return to expanding our product portfolio and enhancing existing products. We monitor such expenditures as part of our strategy of devoting focused research and development efforts on the development of innovative and sustainable product platforms. We are committed to investing in new product development internally in order to stay competitive in our markets and plan to maintain research and development and design capabilities for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, as well as to address challenges of capturing and processing high quality broadband communications and high-speed optical interconnect signals. However, we do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive as semiconductor process nodes continue to shrink and become increasingly complex. In addition, we cannot assure you that the technologies that are the focus of our research and development expenditures will become commercially successful. Furthermore, we currently receive grants from certain non-U.S. governments, but those grants and any future grants may not be available to us in the future.
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
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
•seasonality or cyclical fluctuations in our markets such as a smaller amount of revenue in the first quarter of each fiscal year and increasing revenue in the second quarter of each fiscal year;
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
Our revenue is generated on the basis of shipments of products under purchase orders with our customers rather than long-term purchase commitments. In addition, while most of our customer purchase orders are non-cancelable and non-returnable, our customers can and have requested to cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which has in the past affected and could in the future adversely affect our revenue forecasts and operating margins. Also, as customer lead times have improved, we have seen and expect to continue to see a more normalized demand-planning horizon. Moreover, because our target markets are constantly evolving, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. Historically, because of this limited visibility, actual results have been different from our forecasts of customer demand. Some of these differences have been material which has led to and could lead to excess inventory or product shortages and revenue and margin forecasts above those we were actually able to achieve. These differences may occur in the future, and the adverse impact of these differences between forecasts and actual results could grow if we are not successful in expanding the customer base for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels has resulted and continue to result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.
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
Our future success also depends on the continued contributions of our senior management team and other key personnel. None of our senior management team or other key personnel is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our senior management team or other key personnel, except in limited circumstances (e.g., in connection with the acquisition of other companies). We are fortunate that certain members of our senior management team have long tenures with us, but recently we also have been required to recruit new members of senior management. With respect to recruitment and retention of senior management, we need to ensure that our compensation programs, including equity compensation, provide sufficient recruitment and retention incentives as well as incentives to achieve our long-term strategic business and financial objectives. Over the past several years, as a result of industry-wide supply chain issues and inventory build, we have experienced a drop in revenue and a corresponding decline in our stock price. The decline in our stock price impacted the retention and incentive value of our previous employee equity awards and eroded the effectiveness of our outstanding equity grants as a retention tool. In response, and to mitigate elevated retention risk across key technical and engineering functions, in 2024, we issued an out-of-cycle equity grant to employees. This was a necessary step to maintain workforce stability and preserve stockholder value, but led to an increase in our burn rate and reduced the shares available under our equity incentive plans. We are currently asking our stockholders to approve an amendment and restatement of the MaxLinear, Inc. Amended and Restated 2010 Equity Incentive Plan, which expires in August 2026, to approve a new ten-year term and increase the number of shares reserved thereunder by 3,204,107 shares, including 3,127,896 shares available for grant as of March 23, 2026 under the MaxLinear, Inc. Inducement Equity Incentive Plan, or Inducement Plan. If our stockholders approve the amended and restated MaxLinear, Inc. Amended and Restated 210 Equity Incentive Plan, or the Amended Plan, the Inducement Plan, which is only available to grant equity awards to new employees, will be terminated and the 3,127,896 shares available for grant under the Inducement Plan as of March 23, 2026, would be available to grant equity awards to existing employees under the Amended Plan. If our stockholders do not approve the Amended Plan, the Amended Plan will not become effective, the current Amended and Restated 2010 Equity Incentive Plan will expire in August 2026 and the Inducement Plan will continue by its current terms. If the Amended Plan is not approved by our stockholders, we will not be able to grant equity awards to new and continuing service providers under the current Amended and Restated 2010 Equity Incentive Plan after it expires in August 2026. Given that the Inducement

Plan can only be used to grant equity to new employees, if the Amended Plan is not approved, the existing shares reserved for issuance under the current Amended and Restated 2010 Equity Incentive Plan until its expiration in August 2026 and the Inducement Plan may be insufficient to grant meaningful compensation to our employees to achieve our personnel objectives as our equity needs have shifted from hiring-related inducement grants to retention-focused awards. We expect competition for individuals with our required skill sets, particularly technical and engineering skills, to remain intense even in weak global macroeconomic environments. The loss of any member of our senior management team or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
As of March 31, 2026, our aggregate indebtedness was $125.0 million, and we are subject to a variable amount of interest on the principal balance of our credit agreements and could be adversely impacted by high interest rates in the future. Such indebtedness adversely affects our operating results and cash-flows as we satisfy our underlying interest and principal payment obligations and contains financial and operational covenants that could adversely affect our operational freedom or ability to pursue strategic transactions that we would otherwise consider to be in the best interests of stockholders, including obtaining additional indebtedness to finance such transactions. In addition, high interest rates may make it more difficult for us, our customers, and our distributors to obtain financing and service our respective interest and debt obligations, which in turn has an impact on customer demand for our products and our distributors’ business.
As of March 31, 2026, our aggregate indebtedness was $125.0 million from an initial secured term B loan facility, or the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides for a revolving credit facility of up to $100.0 million, or the Revolving Facility, which remains undrawn as of March 31, 2026. The credit agreement also permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement (with SOFR replacing LIBOR).
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
On April 22, 2026, the Company entered into the Second Amendment. Under the Second Amendment, the maturity date applicable to the Revolving Facility was extended from June 23, 2026 to March 23, 2028. See Note 18 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the Second Amendment.
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
Currently, we do not have long-term supply contracts with most of our other third-party vendors, including but, not limited to TSMC, and United Microelectronics Corporation, or UMC. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. Foundry capacity may not be available when we need it or at reasonable prices. Availability of foundry capacity has in the past been reduced from time to time due to strong demand. Foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry and OSAT customers that are larger and better financed than we are, or that have long-term agreements with our foundry or OSAT providers, may induce our foundry or OSAT providers to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products or if orders are placed with a short lead-time, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, which could harm our reputation and customer relationships, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. None of our third-party contractors has provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.
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
We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, including sole sourcing for many components or products. Currently, a large portion of our products are manufactured by TSMC, and UMC, at foundries located in Taiwan, Singapore, and China. We also use third-party contractors for all of our assembly and test operations. Additionally, certain products are supplied to us by Intel.

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
We currently sell a significant portion of our products to customers through our distributors, who maintain their own inventories of our products. Sales to distributors accounted for approximately 46%, and 37% of our net revenue in the three months ended March 31, 2026, and 2025, respectively. Upon shipment of product to these distributors, title to the inventory transfers to the distributor and the distributor is invoiced, generally with 30 to 60 day terms. Distributor sales are also recognized upon shipment to the distributor and estimates of future pricing credits and/or stock rotation rights reduce revenue recognized to the net amount before the actual amounts are known. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, in the three months ended March 31, 2026, the trading price of our common stock ranged from a low of $14.70 to a high of $20.82. These factors include those discussed in this “Risk Factors” section of this report and others such as:
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
•repurchases of our common stock under our stock repurchase program;
•sales of our common stock by us or our stockholders; and
•general economic and market conditions, including the impacts from sanctions against Russia and the military conflicts in Ukraine and among the United States, Israel, Iran and Lebanon, increased inflationary pressures, and interest rate changes.
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
We have adopted a stock repurchase program to repurchase shares of our common stock; however, failure to meet any expectations related to stock repurchase programs could cause the market price of our common stock to decline.
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

We may further increase or decrease the amount of repurchases of our common stock in the future. As part of the Inflation Reduction Act of 2022 signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases (which is reduced by the value of stock issued) by publicly traded companies. For the stock repurchased, no excise tax is due as the value of our stock repurchases was fully offset by the value of our stock issuances. To the extent any future stock repurchases are not offset by stock issuances in a given year, this tax could increase the costs to us of any share repurchases, which could then reduce the number of shares we repurchase.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2026, we had approximately 89.5 million shares of common stock outstanding.
All shares of our common stock are freely tradable without restrictions or further registration under the Securities Act unless held by our “affiliates,” as that term is defined under Rule 144 of the Securities Act.
Our Executive Incentive Bonus Plan permits the settlement of awards under the plan in the form of shares of our common stock. We have issued shares of our common stock to settle such bonus awards for our employees, including executives, for the 2014 to 2025 performance periods, and we intend to continue this practice in the foreseeable future, subject to availability of such shares under our stock plans. We issued 1.5 million shares of our common stock for the 2025 performance period in February 2026. If we issue additional shares of our common stock to settle bonus awards in the future, such shares may be freely sold in the public market immediately following the issuance of such shares, subject to the applicable conditions of Rule 144 and our insider trading policy, and the issuance of such shares may have a material adverse effect on our share price once they are issued.
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
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill. Our acquisitions have resulted in the creation of goodwill and recording of a large amount of intangible assets based upon the application of the acquisition method of accounting. To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our annual goodwill and indefinite-lived intangible asset impairment analysis on October 31 each year, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired businesses but are not restated retroactively to reflect the historical financial position or results of operations of acquired businesses for periods prior to the acquisitions. As a result, comparisons of future results against prior period results will be more difficult for investors. In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock. As of March 31, 2026, our balance sheet reflected goodwill of $318.6 million and other intangible assets of $46.4 million. Consequently, we could recognize material impairment charges in the future.
Unanticipated changes in our tax rates or unanticipated tax obligations could affect our future results.
We are subject to income taxes in the United States, Singapore and various other foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, or the 2025 Tax Act, or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, eliminated the option to deduct research and development expenditures currently and required taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in 2023. These rules under the 2017 Tax Act have been extensively modified by the 2025 Tax Act, allowing domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the two prior years. Further, as a United States domiciled company, the income from our foreign subsidiaries is subject to the U.S. tax provisions under Internal Revenue Code Section 951A, which, as amended by the 2025 Tax Act, generally requires that net CFC tested income (formerly referred to as global intangible low-taxed income, or GILTI) be included in the taxable income of U.S. entities. For tax years beginning after December 31, 2025, under the 2025 Tax Act, the effective tax rate on such income will increase. The 2025 Tax Act made other changes to the U.S. corporate income tax including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025. The enactment of the legislation did not have a material impact on our income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on our income tax rate in future years. The application of tax laws and related regulations is subject to legal and factual interpretation, judgment and uncertainty. We cannot determine whether any legislative proposals may be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If U.S. or international tax laws change in a manner that increases our tax obligation, it could result in a material adverse impact on our results of operations and our financial position.

In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. However, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a proposed side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. On January 5, 2026, a political and technical agreement was announced outlining administrative guidance for this elective “side-by-side” safe harbor. Any further developments or changes in U.S. federal or state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. Any such changes may also result in the taxes we previously paid being subject to change.
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
Our future effective tax rate could be unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, and the ultimate use and depletion of these various tax credits and net operating loss carryforwards. Changes in our effective tax rate could have a material adverse impact on our results of operations. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In making such determination, we consider all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we record a valuation allowance against the deferred tax asset. Realization of our deferred tax assets is dependent primarily upon future taxable income in the applicable jurisdiction. On a periodic basis we evaluate our deferred tax assets for realizability. Based upon our review of all positive and negative evidence, as of March 31, 2026, we continue to have a valuation allowance on state deferred tax assets, certain federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where we have cumulative losses or otherwise are not expected to utilize certain tax attributes. The impact of releasing some or all of such valuation allowance in a future period could be material in the period in which such release occurs. Additionally, the amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present. Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

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
10.1
Amendment No. 2 to Credit Agreement, date as of April 22, 2026, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 23, 2026 (File No. 001-34666)).

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

MAXLINEAR, INC.

(Registrant)

Date:	April 23, 2026	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)