Form 10-Q
period 2026-06-30
MAXLINEAR, INC
filed 2026-07-23
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 16, 2026, the registrant had 90,693,191 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Note About Forward-Looking Statements
As used herein, "MaxLinear," "Company," "we," "us," "our," and similar terms include MaxLinear, Inc. and its subsidiaries, unless the context indicates otherwise.

This Quarterly Report on Form 10-Q, or Form 10-Q, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that could cause or contribute to such differences include those discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”), as updated (if applicable) in this Form 10-Q and other documents we file with the SEC. Such factors include but are not limited to:

•our terminated merger with Silicon Motion and related arbitration and class action complaint and the risks related to potential payment of damages;
•the effect of intense and increasing competition;
•increased tariffs, export controls or imposition of additional trade barriers; impacts of global economic conditions;
•the cyclical nature of the semiconductor industry;
•a significant variance in our operating results and its impact on the volatility of our stock price, and our ability to sustain our current level of revenue, which has previously declined, and/or manage future growth effectively;
•escalating trade wars, military conflicts and other geopolitical and economic tensions among the countries in which we conduct business;
•international geopolitical and military conflicts;
•our ability to obtain or retain government authorization to export certain of our products or technology;
•the loss of, or a significant reduction in, orders from major customers;
•legal proceedings or potential violations of regulations;
•information technology failures;
• a potential future decrease in the average selling prices of our products;
•failure to penetrate new applications and markets;
•development delays and consolidation trends in our industry;
•inability to make substantial and productive research and development investments;
•delays or expenses caused by undetected defects or bugs in our products;
•substantial quarterly and annual fluctuations in our revenue and operating results;
•failure to timely develop and introduce new or enhanced products;
•order and shipment uncertainties and differences between our estimates of customer demand and product mix and our actual results;
•failure to accurately predict our future revenue and appropriately budget expenses; lengthy and expensive customer qualification processes;
•customer product plan cancellations;
•failure to maintain compliance with government regulations;
•failure to attract and retain qualified personnel;
•any adverse impact of rising interest rates on us, our customers, and our distributors and related demand;
•risks related to compliance with privacy, data protection and cybersecurity laws and regulations;
•risks related to conforming our products to industry standards;
•risks related to business acquisitions and investments;
•claims of intellectual property infringement;
•our ability to protect our intellectual property;
•security vulnerabilities of our products;
•use of open source software in our products;
•failure to manage our relationships with, or negative impacts from, third parties; and

•future decisions relating to our stock repurchase program.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. We encourage investors to review these factors carefully. We may from time to time make additional disclosures that may amend, supplement or supersede the risks and uncertainties disclosed herein, including those made in our 2025 Annual Report. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,814	$72,806
Short-term restricted cash	1,492	1,419
Accounts receivable, net	51,037	46,122
Inventory	105,490	78,104
Prepaid expenses and other current assets	75,829	50,390
Total current assets	298,662	248,841
Long-term restricted cash	27,426	27,187
Property and equipment, net	41,207	48,873
Leased right-of-use assets	19,724	15,506
Intangible assets, net	43,780	48,892
Goodwill	318,588	318,588
Deferred tax assets	62,361	77,268
Other long-term assets	10,823	11,241
Total assets	$822,571	$796,396
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,401	$37,916
Accrued price protection liability	31,192	26,493
Accrued expenses and other current liabilities	58,244	72,392
Accrued compensation	38,287	49,219
Total current liabilities	168,124	186,020
Long-term lease liabilities	15,465	12,313
Long-term debt	123,926	123,618
Other long-term liabilities	30,216	22,550
Total liabilities	337,731	344,501

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 90,692 shares issued and outstanding at June 30, 2026 and 86,451 shares issued and outstanding at December 31, 2025	9	9
Additional paid-in capital	1,027,265	951,262
Accumulated other comprehensive income	1,349	1,030
Accumulated deficit	(543,783)	(500,406)
Total stockholders’ equity	484,840	451,895
Total liabilities and stockholders’ equity	$822,571	$796,396

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$168,847	$108,813	$306,035	$204,746
Cost of net revenue	71,184	47,288	129,488	89,390
Gross profit	97,663	61,525	176,547	115,356
Operating expenses:
Research and development	56,033	47,199	109,195	102,656
Selling, general and administrative	45,751	33,361	88,208	69,950
Restructuring charges	64	5,580	538	13,459
Total operating expenses	101,848	86,140	197,941	186,065
Loss from operations	(4,185)	(24,615)	(21,394)	(70,709)
Interest income	474	812	1,107	1,676
Interest expense	(2,269)	(2,512)	(4,466)	(5,016)
Other income (expense), net	(570)	(4,386)	(449)	(5,654)
Total other income (expense), net	(2,365)	(6,086)	(3,808)	(8,994)
Loss before income taxes	(6,550)	(30,701)	(25,202)	(79,703)
Income tax provision (benefit)	(8,310)	(4,115)	18,175	(3,404)
Net income (loss)	$1,760	$(26,586)	$(43,377)	$(76,299)
Net income (loss) per share:
Basic	$0.02	$(0.31)	$(0.49)	$(0.89)
Diluted	$0.02	$(0.31)	$(0.49)	$(0.89)
Shares used to compute net income (loss) per share:
Basic	90,043	86,626	88,826	85,952
Diluted	97,333	86,626	88,826	85,952

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,760	$(26,586)	$(43,377)	$(76,299)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $10 and $34 for the three and six months ended June 30, 2026, respectively, and net of tax expense of $264 for the three months ended June 30, 2025 and net of tax benefit of $259 for the six months ended June 30, 2025, respectively.	1,228	6,300	319	7,157
Total comprehensive income (loss)	$2,988	$(20,286)	$(43,058)	$(69,142)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED JUNE 30, 2026
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	86,451	$9	$951,262	$1,030	$(500,406)	$451,895
Common stock issued pursuant to equity awards, net	3,078	—	28,360	—	—	28,360
Stock-based compensation	—	—	19,982	—	—	19,982
Other comprehensive loss	—	—	—	(909)	—	(909)
Net loss	—	—	—	—	(45,137)	(45,137)
Balance at March 31, 2026	89,529	9	999,604	121	(545,543)	454,191
Common stock issued pursuant to equity awards, net	989	—	(1,758)	—	—	(1,758)
Employee stock purchase plan	174	—	1,961	—	—	1,961
Stock-based compensation	—	—	27,458	—	—	27,458
Other comprehensive income	—	—	—	1,228	—	1,228
Net income	—	—	—	—	1,760	1,760
Balance at June 30, 2026	90,692	$9	$1,027,265	$1,349	$(543,783)	$484,840

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(43,377)	$(76,299)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	18,130	18,582
Amortization of debt issuance costs and accretion of discounts	839	1,001
Stock-based compensation	47,506	36,024
Deferred income taxes	14,902	(6,355)
Loss on disposal of property and equipment	200	900
Reduction in the carrying amount of leased right-of-use assets	3,615	3,784
Impairment of leased right-of-use assets	233	427
Gain on extinguishment of lease liabilities	(328)	—
Loss on foreign currency	247	5,461
Excess tax benefits on stock-based awards	(10,615)	(2,274)
Changes in operating assets and liabilities:
Accounts receivable	(4,915)	(20,354)
Inventory	(27,386)	4,312
Prepaid expenses and other assets	(22,501)	4,480
Accounts payable, accrued expenses and other current liabilities	(709)	29,141
Accrued compensation	21,211	11,849
Accrued price protection liability	4,699	(3,881)
Lease liabilities	(5,485)	(5,777)
Other long-term liabilities	(329)	(1,932)
Net cash used in operating activities	(4,063)	(911)

Investing Activities
Purchases of property and equipment	(3,722)	(3,161)
Purchases of intangible assets	(1,665)	(6,207)
Proceeds from convertible notes receivable	(2,000)	—
Net cash used in investing activities	(7,387)	(9,368)

Financing Activities
Proceeds from borrowings under revolving credit facility	20,000	—
Repayment of borrowings under revolving credit facility	(20,000)	—
Payment of debt issuance costs	(479)	—
Proceeds from funding arrangement	8,000	—
Net proceeds from issuance of common stock, net of costs	3,804	2,140
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,438)	(2,201)
Net cash provided by (used in) financing activities	3,887	(61)
Effect of exchange rate changes on cash and cash equivalents	(117)	990
Decrease in cash, cash equivalents and restricted cash	(7,680)	(9,350)
Cash, cash equivalents and restricted cash at beginning of period	101,412	119,603
Cash, cash equivalents and restricted cash at end of period	$93,732	$110,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,984	$4,322
Cash paid for income taxes, net of refunds	$(2,116)	$2,994

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$32,205	$5,163
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2026, or the Annual Report. Interim results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 23, 2026, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU No. 2025-07. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract and clarify the accounting for receipt of share-based noncash consideration from a customer for the transfer of goods or services. These amendments are effective for the Company for annual and interim periods in 2027 and may be applied prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis via a cumulative-effect adjustment to the opening balance of retained earnings for existing contracts, with early adoption permitted. The Company adopted the amendments in this update prospectively in 2026. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations as of and for the three and six months ended June 30, 2026.
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
Recently Issued, Not Yet Adopted Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify and reorganize GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for the Company for interim periods in 2028, with early adoption permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$1,760	$(26,586)	$(43,377)	$(76,299)
Denominator:
Weighted average common shares outstanding—basic	90,043	86,626	88,826	85,952
Dilutive common stock equivalents	7,290	—	—	—
Weighted average common shares outstanding—diluted	97,333	86,626	88,826	85,952
Net income (loss) per share:
Basic	$0.02	$(0.31)	$(0.49)	$(0.89)
Diluted	$0.02	$(0.31)	$(0.49)	$(0.89)
For the three months ended June 30, 2026 and 2025, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 144 thousand and 7.8 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
For the six months ended June 30, 2026 and 2025, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 7.4 million and 6.4 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that MaxLinear breached the Merger Agreement. See Note 14 for more information on legal matters related to the termination of the Merger Agreement.
4. Restructuring Activity
From time to time, the Company approves and implements restructuring plans as a result of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees, vacating certain leased facilities, and cancelling certain contracts.
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Employee separation expenses	$218	$4,561	$323	$6,158
Lease related charges	(176)	933	182	935
Other	22	86	33	6,366
	$64	$5,580	$538	$13,459
The following table presents a roll-forward of the Company’s restructuring liability for the six months ended June 30, 2026. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2025	$2,857	$858	$11,243	$14,958
Restructuring charges	323	182	33	538
Cash payments	(2,707)	(172)	(8,818)	(11,697)
Non-cash charges and adjustments	(254)	101	138	(15)
Liability as of June 30, 2026	219	969	2,596	3,784
Less: current portion as of June 30, 2026	(219)	(969)	(1,175)	(2,363)
Long-term portion as of June 30, 2026	$—	$—	$1,421	$1,421

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2026 and 2025.
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the six months ended June 30, 2026 and 2025, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		June 30, 2026			December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	6.9	$33,523	$(4,917)	$28,606	$31,858	$(3,663)	$28,195
Developed technology	6.9	311,261	(298,872)	12,389	311,261	(293,761)	17,500
Trademarks and trade names	6.2	14,800	(14,633)	167	14,800	(14,562)	238
Patents	7.0	4,780	(2,162)	2,618	4,780	(1,821)	2,959
	6.0	$364,364	$(320,584)	$43,780	$362,699	$(313,807)	$48,892

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of net revenue	$3,213	$2,844	$6,342	$5,673
Selling, general and administrative	229	591	435	1,183
	$3,442	$3,435	$6,777	$6,856
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the activity related to finite-lived intangible assets:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Beginning balance	$48,892	$55,008
Additions	1,665	6,207
Amortization	(6,777)	(6,856)
Ending balance	$43,780	$54,359
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
During each of the three and six months ended June 30, 2026 and 2025, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at June 30, 2026:

Amount
(in thousands)
2026 (6 months)	$7,427
2027	11,834
2028	6,388
2029	5,297
2030	4,167
Thereafter	8,667
Total	$43,780
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	June 30, 2026	December 31, 2025
	(in thousands)
Liabilities
Contingent consideration	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of June 30, 2026 and December 31, 2025 is associated with an acquisition in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to the acquisition was subject to the acquired business’ satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to the acquiree. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.
There was no activity in the Level 3 fair value hierarchy categories of financial instruments for the six months ended June 30, 2026 and 2025.

There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments for the six months ended June 30, 2026 and 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$64,814	$72,806
Short-term restricted cash	1,492	1,419
Long-term restricted cash	27,426	27,187
Total cash, cash equivalents and restricted cash	$93,732	$101,412
As of June 30, 2026 and December 31, 2025, cash and cash equivalents included money market funds of approximately $2.0 million and $19.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had restricted cash of approximately $28.9 million and $28.6 million, respectively. The cash is restricted in connection with guarantees for certain import duties, office leases and purchase obligations.
Inventory consists of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Work-in-process	$79,012	$47,598
Finished goods	26,478	30,506
	$105,490	$78,104

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property and equipment, net consists of the following:

	Useful Life (in Years)	June 30, 2026	December 31, 2025
		(in thousands)
Furniture and fixtures	5	$4,101	$4,006
Machinery and equipment	3-5	88,929	87,043
Masks and production equipment	5	68,028	66,044
Software	3	11,253	11,498
Leasehold improvements	1-5	36,127	35,632
Construction in progress	N/A	1,315	2,516
		209,753	206,739
Less: accumulated depreciation and amortization		(168,546)	(157,866)
		$41,207	$48,873
Depreciation expense for the three months ended June 30, 2026 and 2025 was $5.6 million and $5.9 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $11.4 million and $11.7 million, respectively.
As of June 30, 2026, the Company held a note receivable from a supplier of $8.0 million with annual repayments of $2.0 million per year due annually by March 31, from 2027 through 2030, provided that certain production utilization targets are met. The long-term portion of the note receivable of $6.0 million is included in other long-term assets as of June 30, 2026 and December 31, 2025, respectively.
On January 5, 2026, the Company entered into a convertible note receivable of $2.0 million with a privately-held entity. The convertible note receivable bears interest at an annual rate of 3.87%, compounded annually. The note is due and payable at any time on or after the maturity date of January 5, 2029, unless earlier converted. The outstanding principal and any unpaid accrued interest are convertible into shares of the entity or repayable under certain conditions. Conversion occurs automatically upon the closing of the investee’s next equity financing of at least $10.0 million, provided the entity has achieved a specified milestone prior to such financing, or conversion may be elected by the Company under certain conditions. If the entity fails to achieve the milestone prior to the maturity date, the Company may, at any time on or after maturity, elect either repayment of the outstanding principal and accrued interest or conversion into shares of the entity. The convertible note receivable of $2.0 million is included in other long-term assets as of June 30, 2026.
The following table sets forth activity related to the accrued price protection liability:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Beginning balance	$26,493	$43,401
Charged as a reduction of revenue	15,890	14,353
Revisions to accrued rebates	(2,440)	(12,170)
Payments	(8,751)	(6,064)
Ending balance	$31,192	$39,520

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued technology license payments	$3,627	$3,687
Accrued professional fees	5,198	6,882
Accrued engineering and production costs	11,496	8,469
Accrued restructuring	2,363	13,390
Short-term lease liabilities	8,806	9,096
Accrued customer credits	5,197	6,398
Income tax liability	432	511
Customer contract liabilities	397	4,222
Accrued obligations to customers for price adjustments	10,420	11,922
Accrued obligations to customers for stock rotation rights	247	222
Contingent consideration - current portion	2,600	2,600
Other	7,461	4,993
	$58,244	$72,392
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2025	$(327)	$1,357	$1,030
Other comprehensive loss before reclassifications, net of tax	319	—	319
Balance at June 30, 2026	$(8)	$1,357	$1,349
8. Debt and Other Long-Term Liabilities
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Total principal balance	125,000	125,000
Less:
Unamortized debt discount	(258)	(320)
Unamortized debt issuance costs	(816)	(1,062)
Net carrying amount of long-term debt	123,926	123,618
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$123,926	$123,618
As of June 30, 2026 and December 31, 2025, the weighted average effective interest rate on aggregate debt was approximately 6.4% and 6.9%, respectively.
During the three months ended June 30, 2026 and 2025, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the six months ended June 30,

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2026 and 2025, the Company recognized total amortization of debt discount and debt issuance costs of $0.3 million and $0.3 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of June 30, 2026 and December 31, 2025 was $123.3 million and $124.7 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of June 30, 2026, the outstanding principal balance of $125.0 million is due in full on June 23, 2028, upon maturity of the loan.

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
Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted Term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted Term SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted Term SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility will range from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of Term SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees of 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments from September 30, 2021 equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. Due to prepayments of the principal made to date, the remaining principal balance of $125.0 million is payable on the June 23, 2028 maturity date. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
On April 22, 2026, the Company entered into an amendment with the lenders party thereto and the Agent, or the Second Amendment. The Second Amendment amended the June 23, 2021 Credit Agreement to, among other things, (i) extend the maturity date applicable to the Revolving Facility from June 23, 2026 to March 23, 2028, (ii) provide for $30 million in incremental revolving commitments under the Revolving Facility and a $10.0 million Letter of Credit Commitment,, (iii) increase the applicable margin for loans under the Revolving Facility to (x) 2.25% per annum for Term SOFR loans, and (y) 1.25% per annum for base rate loans, and (iv) increase the applicable commitment fee rate to 0.25% per annum. Further, the financial covenant was modified to require that the Company maintain (a) a total net leverage ratio of not greater than 3.50:1.00

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount not to exceed 100% of the Consolidated EBITDA for the most recently ended Test Period, in each case, tested as of the last day of any fiscal quarter of the Company. The proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. As of June 30, 2026, there were no borrowings outstanding under the Revolving Facility.
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the June 23, 2021 Credit Agreement, or as amended by the Second Amendment, the Amended Credit Agreement, with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the Amended Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.0% soft call premium applicable during the first six months following the closing date of the Amended Credit Agreement. The Initial Term Loan under the June 23, 2021 Credit Agreement will mature on June 23, 2028, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan under the June 23, 2021 Credit Agreement must be repaid. The Revolving Facility will mature on March 23, 2028, at which time all outstanding principal and accrued and unpaid interest under the Revolving Facility must be repaid. The Company is also obligated to pay fees customary for a credit facility of this size and type.
The Company’s obligations under the Amended Credit Agreement are required to be guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the Amended Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of the Company and the subsidiary guarantors pursuant to a Security Agreement, dated as of June 23, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent.
The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the Amended Credit Agreement. The Revolving Facility also prohibits the Company from having a secured net leverage ratio in excess of 3.50:1.00 (subject to a temporary increase to 3.75:1.00 following the consummation of certain material permitted acquisitions) as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending September 30, 2021) if the aggregate borrowings under the Revolving Facility exceed 1% of the aggregate commitments thereunder (subject to certain exceptions set forth in the Amended Credit Agreement) as of such date. As of June 30, 2026, the Company was in compliance with such covenants. The Amended Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the Amended Credit Agreement and may exercise certain other rights and remedies provided for under the Amended Credit Agreement, the other loan documents and applicable law.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $350.2 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 3.4%, which represents a Level 2 fair value measurement. The debt discount of $0.9 million and debt issuance costs of $2.9 million associated with the Initial Term Loan under the Amended Credit Agreement are being amortized to interest expense using the effective interest method over its seven-year term through June 23, 2028. Debt issuance costs of $0.4 million associated with the Revolving Facility are being amortized to interest expense over its five-year original term through June 23, 2026, with the portion for incremental debt issuance costs of $0.5 million associated with the Second Amendment amortized to interest expense over the period from the date incurred through March 23, 2028.
Sale Arrangement
In March 2026, the Company entered into an agreement to sell an interest in certain claims for an amount not to exceed $10.0 million. The proceeds of this sale of $8.0 million were used to pay certain costs and expenses in connection with such claims, and are reflected as a long-term liability as of June 30, 2026. This liability is expected to be derecognized upon settlement or other resolution of the specified claims. Management does not believe that any additional potential payments that are contingent on the outcome of the claims are estimable as of June 30, 2026.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At June 30, 2026, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
On May 20, 2026, an amendment and restatement of the 2010 Plan, or the Restated 2010 Plan, and an amendment and restatement of the ESPP, or the Restated ESPP, became effective upon approval by the Company’s stockholders. Concurrently, on May 20, 2026, the Company terminated the Inducement Plan. The Restated Incentive Plan reserves an aggregate of 18,791,651 shares of the Company’s common stock for issuance under the plan, expires in May 2036, and (1) requires stockholder approval to increase the maximum number of shares reserved and available for issuance under the Restated 2010 Plan, (2) prohibits share recycling, or add back to shares available for issuance under the Restated 2010 Plan, of shares of stock used to pay the exercise or purchase price of an award or to satisfy tax withholding obligations, (3) prohibits option exchanges, re-pricings or cash buyouts of out-of-the money stock options. The Restated ESPP will remain in effect until it is terminated. The amendment and restatement of the ESPP also removes the annual automatic increase of the number of shares reserved and available for sale thereunder. As of June 30, 2026, the number of shares of common stock available for future issuance under the Restated 2010 Plan was 17,032,561 shares, including stock options and restricted stock unit awards outstanding at June 30, 2026 of 11,910,556 shares.
As of June 30, 2026, the number of shares of common stock available for future issuance under the ESPP was 7,766,912 shares.
As of June 30, 2026, the 713,220 shares subject to restricted stock unit awards outstanding as of June 30, 2026 remain available for future issuance under the terminated Inducement Plan.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the Restated 2010 Plan. When bonus awards are settled in common stock issued under the Restated 2010 Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2026, the Company issued 1.5 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2025 performance period. At June 30, 2026, the Company has an accrual of $18.0 million for bonus awards for employees for year-to-date achievement in the 2026 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of net revenue	$131	$155	$281	$437
Research and development	10,535	7,625	20,210	22,281
Selling, general and administrative	16,813	5,333	27,015	13,306
	$27,479	$13,113	$47,506	$36,024
The total unrecognized compensation cost related to unvested restricted stock units as of June 30, 2026 was $99.7 million, and the weighted average period over which these equity awards are expected to vest is 2.15 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of June 30, 2026 was $9.2 million, and the weighted average period over which these equity awards are expected to vest is 1.35 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company’s current estimates.
The total unrecognized compensation cost related to unvested stock options as of June 30, 2026 was $12.9 million, and the weighted average period over which these equity awards are expected to vest is 1.64 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	7,649	$19.89
Granted[1]	4,096	21.06
Vested[2]	(4,127)	19.99
Canceled[3]	(389)	18.92
Outstanding at June 30, 2026	7,229	$20.55
____________
(1) Includes approximately 148 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $18.47.
(2) Includes approximately 38 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $14.00.
(3) Includes approximately 70 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $15.35.
Performance-Based Restricted Stock Units
Performance-based restricted stock units are eligible to vest at the end of each year in a three-year performance period based on certain financial metrics as defined in the underlying agreement.
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
The Company’s relative percentile rank in net revenue and non-GAAP diluted earnings per share is determined by ranking the designated peer group companies (including MaxLinear) from the highest to the lowest according to their annual growth rate in each metric for the performance year, then calculating the percentile ranking of MaxLinear relative to other companies in the designated peer group. If the Company’s relative percentile rank for each metric at year-end is less than the 25th percentile, no shares will vest. If the Company’s relative percentile rank for these metrics is greater than or equal to the 25th percentile, vesting may range from 50% up to a maximum 250% of target; such maximum may only vest at the end of year three for performance achieved at or above the 75th percentile.
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
As of June 30, 2026, achievement to date under the performance metrics specified in the respective award agreements are based on its expected metric results over the performance periods and calculated growth rates relative to baseline based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	3,333	$19.58
Granted	623	18.47
Released	(83)	15.19
Canceled[1]	(1,021)	25.46
Outstanding at June 30, 2026	2,852	$17.36
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
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the six months ended June 30, 2026 and 2025, there were 174,470 and 201,877 shares of common stock purchased under the ESPP at a weighted average price of $11.24 and $10.79, respectively.
The fair values of employee stock purchase rights were estimated using the Black-Scholes option pricing model at their respective grant date using the following assumptions:

Six Months Ended June 30,
	2026	2025
Weighted-average grant date fair value per share	$4.22 to $43.36	$5.24 to $6.00
Risk-free interest rate	3.77% to 3.81%	4.29% to 4.44%
Dividend yield	—%	—%
Expected life (in years)	0.49 to 0.51	0.50 to 0.51
Volatility	59.07% to 113.93%	92.19% to 95.74%
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,718	$19.39
Exercised	(100)	18.76
Canceled	(200)	$18.76
Outstanding at June 30, 2026	2,418	$19.48	6.9	$262,464
Vested and expected to vest at June 30, 2026	2,330	$19.47	6.9	$252,979
Exercisable at June 30, 2026	949	$19.22	5.7	$103,303

No options were granted during the six months ended June 30, 2026 and 2025.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The intrinsic value of stock options exercised was $2.9 million and $0 in the three months ended June 30, 2026 and 2025, respectively. The intrinsic value of stock options exercised was $2.9 million and $0 in the six months ended June 30, 2026 and 2025, respectively.
Cash received from exercise of stock options was $3.1 million during each of the three and six months ended June 30, 2026 and negligible during each of the three and six months ended June 30, 2025.
The tax benefit from stock options exercised was $0.6 million and $0 during the three months ended June 30, 2026 and 2025, respectively. The tax benefit from stock options exercised was $0.6 million and $0 during the six months ended June 30, 2026 and 2025, respectively.
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
The Company utilizes the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the temporary differences reverse. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a valuation allowance on its state deferred tax assets, certain of its federal deferred tax assets, and certain foreign deferred tax assets in jurisdictions where the Company has cumulative losses or otherwise is not expected to utilize certain tax attributes. The Company does not incur expense or benefit in certain tax-free jurisdictions in which it operates.
The Company recorded an income tax benefit of $8.3 million in the three months ended June 30, 2026 and an income tax benefit of $4.1 million in the three months ended June 30, 2025. The Company recorded an income tax provision of $18.2 million in the six months ended June 30, 2026 and an income tax benefit of $3.4 million in the six months ended June 30, 2025.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the six months ended June 30, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, and stock-based compensation and the impact of the valuation allowance against the Company's Singapore deferred tax assets.
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
During the six months ended June 30, 2026, the Company’s unrecognized tax benefits increased by $1.0 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of June 30, 2026 were approximately $0 and $0, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At June 30, 2026, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2022, 2021, and 2018, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. No deferred tax benefit was recognized on the Singapore net loss and deductible temporary differences for the three and six months ended June 30, 2026 and 2025 due to the valuation allowance.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of total net revenue
Customer A	*	16%	11%	16%
Customer B	*	16%	*	14%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The following table presents balances that are 10% or greater of gross accounts receivable, based on the Company’s billings to its customers.

	June 30, 2026	December 31, 2025
Percentage of gross accounts receivable
Customer C	20%	*
Customer D	12%	26%
Customer E	12%	*
Customer F	*	14%
Customer G	*	10%
Customer H	*	10%
____________________________
*    Represents less than 10% of the gross accounts receivable for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers

Suppliers comprising 10% or greater of total inventory purchases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Vendor A	57%	29%	54%	32%
Vendor B	13%	23%	15%	21%
Vendor C	*	14%	*	14%
____________________________
*    Represents less than 10% of the total inventory purchases for the respective period.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$143,795	85%	$87,118	80%	$249,180	81%	$162,379	80%
Europe	15,028	9%	16,101	15%	31,317	10%	31,055	15%
United States	9,498	6%	5,223	5%	23,489	8%	10,752	5%
Rest of world	526	—%	371	—%	2,049	1%	560	—%
Total	$168,847	100%	$108,813	100%	$306,035	100%	$204,746	100%
The products shipped to individual countries or territories representing 10% or greater of total net revenue for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Percentage of total net revenue
Hong Kong	48%	50%	48%	49%
Mainland China	13%	*	12%	*
Vietnam	13%	10%	10%	10%
____________________________
*    Represents less than 10% of total net revenue for the respective period.
The determination of which country a particular sale is allocated to is based on the destination of the product shipment. No other individual country accounted for more than 10% of net revenue during these periods. Although a large percentage of the Company’s products is shipped to Asia, and in particular, Hong Kong, mainland China, and Vietnam, the Company believes that a significant number of the systems designed by customers and incorporating the Company’s semiconductor products are subsequently sold outside Asia to Europe, Middle East, and Africa markets and North American markets.
Long-lived assets, which consist of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	% of total	Amount	% of total
United States	$320,820	75%	$319,478	74%
Singapore	83,142	20%	92,519	21%
Rest of world	19,337	5%	19,862	5%
Total	$423,299	100%	$431,859	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Infrastructure	$85,016	$34,709	$147,830	$61,270
% of net revenue	50%	32%	48%	30%
Broadband	44,882	47,556	88,508	88,439
% of net revenue	27%	44%	29%	43%
Connectivity	23,968	20,741	42,563	40,976
% of net revenue	14%	19%	14%	20%
Industrial and multi-market	14,981	5,807	27,134	14,061
% of net revenue	9%	5%	9%	7%
Total net revenue	$168,847	$108,813	$306,035	$204,746
Revenues from sales through the Company’s distributors accounted for 48% and 31% of net revenue for the three months ended June 30, 2026 and 2025, respectively. Revenues from sales through the Company’s distributors accounted for 47% and 33% of net revenue for the six months ended June 30, 2026 and 2025, respectively.
Contract Liabilities
As of June 30, 2026 and December 31, 2025, customer contract liabilities were approximately $0.4 million and $4.2 million, respectively, and consisted primarily of advance payments received for which performance obligations have not been completed. The decrease in customer contract liabilities was due to recognition of revenue in the six months ended June 30, 2026, which was previously in the contract liability balance as of the beginning of the period.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of June 30, 2026 and December 31, 2025, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $31.2 million and $26.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of June 30, 2026 were $10.4 million and $0.2 million, respectively, and as of December 31, 2025 were $11.9 million and $0.2 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7).
As of June 30, 2026 and December 31, 2025, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, there were no credit losses recorded on customer accounts receivable.
13. Leases
Operating Leases
Operating lease arrangements primarily consist of office leases expiring in various years through 2033. These leases have original terms of approximately 2 to 8 years and some contain options to extend the lease up to 5 years or terminate the lease, which are included in right-of-use assets and lease liabilities when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2026 and December 31, 2025, the weighted average

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
discount rate for operating leases was 4.3% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.6 years and 2.7 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of June 30, 2026:

Operating Leases
(in thousands)
2026 (6 months)	$5,000
2027	8,937
2028	4,850
2029	3,660
2030	1,939
Thereafter	2,650
Total minimum payments	27,036
Less: imputed interest	(2,763)
Less: unrealized translation loss	(2)
Total lease liabilities	24,271
Less: short-term lease liabilities	(8,806)
Long-term lease liabilities	$15,465
Operating lease cost was $2.1 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. Operating lease cost was $4.3 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively.
Short-term lease costs for the three and six months ended June 30, 2026 and 2025 were not material.
There were $0 and $0.3 million of right-of-use assets obtained in exchange for new lease liabilities for the three months ended June 30, 2026 and 2025, respectively. There were $8.1 million and $2.0 million of right-of-use assets obtained in exchange for new lease liabilities for the six months ended June 30, 2026 and 2025, respectively.
14. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of June 30, 2026, future minimum payments under inventory purchase and other obligations are as follows (in thousands):

	Inventory Purchase Obligations	Other Obligations	Total
2026 (6 months)	$165,109	$22,424	$187,533
2027	56,227	25,925	82,152
2028	—	21,846	21,846
2029	—	10,898	10,898
2030	—	647	647
Thereafter	—	2,790	2,790
Total minimum payments	$221,336	$84,530	$305,866
Other obligations consist primarily of contractual payments due for software licenses. Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $305.9 million as of June 30, 2026 driven by increased sales demand, which resulted in incremental purchase orders, and incremental software licenses.
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other long-term liabilities. As of June 30, 2026, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
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
Silicon Motion Stockholder Litigation
MaxLinear and certain of its officers have been named as defendants in three lawsuits brought by stockholders of Silicon Motion.
On August 31, 2023, a Silicon Motion stockholder filed a putative class action complaint in the United States District Court for the Southern District of California captioned Water Island Event-Driven Fund v. MaxLinear, Inc., No. 23-cv-01607 (S.D. Cal.), against MaxLinear and certain of its current officers. The complaint included two claims: (1) an alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; and (2) an alleged violation of Section 20(a) of the Exchange Act. On December 20, 2023, the court appointed the lead plaintiffs, who filed the Consolidated Complaint on February 15, 2024. The Consolidated Complaint alleged that the defendants made false and misleading statements and/or omitted material facts that MaxLinear had a duty to disclose, concerning the Company’s intention to close the merger with Silicon Motion. On August 28, 2024, the court granted the defendants’ motion to dismiss, holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
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
On August 8, 2025, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit. On November 6, 2025, the plaintiffs filed their opening brief with the Court of Appeals, and on January 22, 2026, the MaxLinear defendants filed their answering brief with the Court of Appeals. The plaintiffs filed their reply brief on April 13, 2026.
On June 13, 2024, HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P., stockholders of Silicon Motion, or collectively, the HBK Plaintiffs, filed an additional complaint in the United States District Court for the Southern District of California captioned HBK Master Fund L.P. v. MaxLinear, Inc., No. 24-cv-01033 (S.D. Cal.), against MaxLinear and certain of its current officers, which also alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, and other violations. The complaint alleges that the defendants concealed their intention to terminate the merger with Silicon Motion from Silicon Motion’s shareholders. The complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other equitable or injunctive relief that the court deems appropriate. On January 2, 2025, the court granted the defendants’ motion to dismiss holding that the plaintiffs lacked standing to sue MaxLinear and its officers. The case was dismissed without prejudice.
On January 17, 2025, the HBK Plaintiffs filed an amended complaint, including the same two claims as alleged previously with similar factual allegations. The amended complaint seeks compensatory damages, including interest, costs and expenses, punitive damages, and such other relief that the court deems appropriate. On February 18, 2025, the MaxLinear

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
defendants filed a motion to dismiss this amended complaint. On September 17, 2025, the court dismissed all but one claim under the plaintiffs' amended complaint. MaxLinear intends to continue to vigorously defend its position.
On May 14, 2026, the HBK Plaintiffs filed a complaint and jury demand in the Superior Court of California, County of San Diego captioned HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P. vs. MaxLinear, Inc., Kishore Seendripu, Steven Litchfield, and Leslie Green, Case No. 26CL026719N (Superior Court of CA). These are the same plaintiffs suing based on the same set of facts as the case that was filed in the United States District Court for the Southern District of California, arising from the terminated merger with Silicon Motion. The complaint alleges that the defendants falsely assured the plaintiffs and other investors that they would complete the merger upon regulatory approval despite their internal plans otherwise. The complaint alleges common law fraud, statutory fraud pursuant to Civil Code sections 1709, 1710, and 1711, negligent misrepresentation, tortious interference with prospective economic advantage, and negligent interference with prospective economic advantage. The plaintiffs request compensatory damages, punitive damages, attorneys' fees and costs, and such other relief as the court may deem just and proper. MaxLinear intends to vigorously defend these claims.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On July 2, 2026, Dish filed a Notice of Bankruptcy Filing and Automatic Stay of Proceedings in this pending litigation. The bankruptcy filing automatically stays Entropic's claims against Dish, but not Dish's counterclaims against MaxLinear.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.

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
15. Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$168,847	$108,813	$306,035	$204,746
Cost of net revenue	71,184	47,288	129,488	89,390
Gross profit	97,663	61,525	176,547	115,356

Less:
Employee related	76,501	55,643	143,670	122,746
Depreciation and amortization	3,853	4,541	7,869	9,004
Design and prototype expenses	12,866	10,177	24,700	19,848
Professional fees	4,494	5,983	12,984	12,494
Occupancy expenses	4,070	4,216	8,180	8,514
Restructuring expenses	64	5,580	538	13,459
Interest and other (income) expense, net	2,365	6,086	3,808	8,994
Income tax expense (benefit)	(8,310)	(4,115)	18,175	(3,404)
Segment net income (loss)	$1,760	$(26,586)	$(43,377)	$(76,299)
16. Stock Repurchases
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
During the year ended December 31, 2025, the Company repurchased and retired 1,143,891 shares of its common stock at a weighted average price of $17.46 per share at an aggregate value of approximately $20.0 million under the repurchase program. During the six months ended June 30, 2026, the Company did not repurchase any of its common stock under the repurchase program. As of June 30, 2026, approximately $55.0 million remained available for repurchase under the program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve a number of risks, uncertainties, and assumptions that could cause our actual results to differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 in the section titled “Risk Factors.”
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
In the six months ended June 30, 2026, net revenue was $306.0 million, which was derived in part from sales of high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We have experienced growth in sales demand across our infrastructure, connectivity, and industrial and multi-market end markets driven by new product wins and market growth. We continue to develop and innovate with new products for new solutions in advanced semiconductor process nodes such as 16nm and 5nm and beyond, while addressing opportunities capturing and processing high-speed optical interconnect signals and high quality broadband communications.
Products shipped to Asia accounted for 81% and 79% of net revenue during the six months ended June 30, 2026 and 2025, respectively, including 48% from products shipped to Hong Kong, 12% from products shipped to mainland China, and 10% from products shipped to Vietnam during the six months ended June 30, 2026 and 49% from products shipped to Hong Kong and 10% from products shipped to Vietnam during the six months ended June 30, 2025. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the six months ended June 30, 2026 and 2025 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the six months ended June 30, 2026, one customer accounted for 11% of our net revenue, and our ten largest customers collectively accounted for 55% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.

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
On October 5, 2023, Silicon Motion filed a Notice of Arbitration with the Singapore International Arbitration Centre alleging that we breached the Merger Agreement. See Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on legal proceedings related to the termination of the Merger Agreement.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the Securities and Exchange

Commission, or SEC, on January 29, 2026, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
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
Net Revenue. Net revenue is generated from sales of radio-frequency, analog, digital, and mixed-signal integrated circuits and intellectual property for access and connectivity, wired and wireless infrastructure, and industrial and multi-market applications, as well as patent and intellectual property licenses. A significant portion of our sales is to distributors, who then resell our products.
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

The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of net revenue	42	43	42	44
Gross profit	58	57	58	56
Operating expenses:
Research and development	33	43	36	50
Selling, general and administrative	27	31	29	34
Restructuring charges	—	5	—	7
Total operating expenses	60	79	65	91
Loss from operations	(2)	(23)	(7)	(35)
Interest income	—	1	—	1
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	—	(4)	—	(3)
Total other income (expense), net	(1)	(6)	(1)	(4)
Loss before income taxes	(4)	(28)	(8)	(39)
Income tax provision (benefit)	(5)	(4)	6	(2)
Net income (loss)	1%	(24)%	(14)%	(37)%
Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Infrastructure	$85,016	$34,709	$50,307	145%	$147,830	$61,270	$86,560	141%
% of net revenue	50%	32%			48%	30%
Broadband	44,882	47,556	(2,674)	0%	88,508	88,439	69	0%
% of net revenue	27%	44%			29%	43%
Connectivity	23,968	20,741	3,227	16%	42,563	40,976	1,587	4%
% of net revenue	14%	19%			14%	20%
Industrial and multi-market	14,981	5,807	9,174	158%	27,134	14,061	13,073	93%
% of net revenue	9%	5%			9%	7%
Total net revenue	$168,847	$108,813	$60,034	55%	$306,035	$204,746	$101,289	49%
Net revenue increased $60.0 million to $168.8 million for the three months ended June 30, 2026, as compared to $108.8 million for the three months ended June 30, 2025, driven by increased demand in our infrastructure, industrial and multi-market and connectivity categories, partially offset by declines in the volume of sales in broadband markets. The increase in infrastructure net revenue of $50.3 million was driven by increases in the volume of shipments of optical, high-performance analog, and wireless backhaul products. The decrease in broadband net revenue of $2.7 million was driven by a decrease in the volume of cable data shipments in this category, partially offset by an increase in broadband SoC shipments. The increase in industrial and multi-market net revenue of $9.2 million was driven by increased volume of shipments of component and high-performance analog products in this category. The increase in connectivity net revenue of $3.2 million was driven by increases in the volume of Wi-Fi product shipments. Price changes did not have a material impact to revenues period over period.

Net revenue increased $101.3 million to $306.0 million for the six months ended June 30, 2026, as compared to $204.7 million for the six months ended June 30, 2025, driven by increased demand in our infrastructure and industrial and multi-market categories. The increase in infrastructure net revenue of $86.6 million was driven by increases in the volume of shipments of optical, high-performance analog, and wireless backhaul and access products. The increase in broadband net revenue of $0.1 million was driven by an increase in the volume of broadband SoC shipments in this category, partially offset by decreases in the volume of cable data shipments. The increase in industrial and multi-market net revenue of $13.1 million was driven by increased volume of shipments of high-performance analog and component products in this category. The increase in connectivity net revenue of $1.6 million was driven by increases in the volume of Wi-Fi product shipments, partially offset by decreases in the volume of ethernet and MoCA products. Price changes did not have a material impact to revenues period over period.
We currently expect that revenue will fluctuate in the future, from period-to-period, consistent with the cyclical nature of our industry.
Cost of Net Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$71,184	$47,288	$23,896	51%	$129,488	$89,390	$40,098	45%
% of net revenue	42%	43%			42%	44%
Gross profit	97,663	61,525	36,138	59%	176,547	115,356	61,191	53%
% of net revenue	58%	57%			58%	56%
Cost of net revenue increased $23.9 million to $71.2 million for the three months ended June 30, 2026, as compared to $47.3 million for the three months ended June 30, 2025. The increase was driven by an increase in the volume of sales as described above under “Net Revenue”. Gross profit percentage improved for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to product mix.
Cost of net revenue increased $40.1 million to $129.5 million for the six months ended June 30, 2026, as compared to $89.4 million for the six months ended June 30, 2025. The increase was driven by an increase in the volume of sales as described above under “Net Revenue”. Gross profit percentage improved for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$56,033	$47,199	$8,834	19%	$109,195	$102,656	$6,539	6%
% of net revenue	33%	43%			36%	50%
Research and development expense increased $8.8 million to $56.0 million for the three months ended June 30, 2026, as compared to $47.2 million for the three months ended June 30, 2025. The increase was driven by increases in stock-based compensation of $2.9 million, bonus expense of $2.5 million, prototype expenses of $1.2 million, and payroll and benefits expense of $1.1 million, and the impact of a decrease in income from joint R&D projects and governmental grants of $1.0 million. The increases in stock-based compensation and bonus expense are due to increased engineering headcount and improved financial performance over the prior period. The increase in payroll and benefit expenses is also due to the increased engineering headcount. The increase in prototype expenses is due to timing of projects. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants.
Research and development expense increased $6.5 million to $109.2 million for the six months ended June 30, 2026, as compared to $102.7 million for the six months ended June 30, 2025. The increase was driven by increases in bonus expense of $4.4 million, and the impact of a decrease in income from joint R&D projects and governmental grants of $4.0 million. These increases were partially offset by the impact of a decrease in stock-based compensation of $2.1 million. The increase in bonus expense is due to improved financial performance over the prior period. The decrease in stock-based compensation related to timing of expense pertaining to equity retention grants made to employees in late 2024. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants.
We have aligned our research and development spending with current project demands and expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$45,751	$33,361	$12,390	37%	$88,208	$69,950	$18,258	26%
% of net revenue	27%	31%			29%	34%
Selling, general and administrative expense increased $12.4 million to $45.8 million for the three months ended June 30, 2026, as compared to $33.4 million for the three months ended June 30, 2025. The increase was driven by increases in stock-based compensation of $11.5 million, payroll and benefits expense of $1.5 million, and bonus expense of $1.3 million. These increases were partially offset by a decrease in professional fees of $1.9 million. The increase in stock-based compensation and bonus expense is due to increased headcount and improved financial performance over the prior period. The increase in payroll and benefits expenses is also due to increased headcount over the prior period. The decrease in professional fees of $1.9 million is attributable to lower legal fees related to ongoing litigation compared to the prior period.
Selling, general and administrative expense increased $18.3 million to $88.2 million for the six months ended June 30, 2026, as compared to $70.0 million for the six months ended June 30, 2025. The increase was driven by increases in stock-based compensation of $13.7 million, bonus expense of $2.6 million, and payroll and benefits expense of $1.9 million. The increase in stock-based compensation and bonus expense is due to increased headcount and improved financial performance over the prior period. The increase in payroll and benefits is also due to increased headcount over the prior period.
Our selling, general and administrative expenses have increased over the prior year due to the factors described above. We expect selling, general and administrative expenses to increase in future years with incremental growth in our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$64	$5,580	$(5,516)	(99)%	$538	$13,459	$(12,921)	(96)%
% of net revenue	—%	5%			—%	7%
Restructuring charges decreased $5.5 million to $0.1 million for the three months ended June 30, 2026, compared to $5.6 million for the three months ended June 30, 2025. Restructuring charge for the three months ended June 30, 2026 were negligible. Restructuring charges for the three months ended June 30, 2025 included $4.6 million in severance and related expenses and $0.9 million in charges related to the reduction of space leased for office facilities in connection with a workforce reduction.
Restructuring charges decreased $12.9 million to $0.5 million for the six months ended June 30, 2026, compared to $13.5 million for the six months ended June 30, 2025. Restructuring charges for the six months ended June 30, 2026 included $0.2 million in lease related charges. Restructuring charges for the six months ended June 30, 2025 included $6.4 million in charges under contracts associated with CAD tool licenses which we ceased using, $6.2 million in employee severance and related charges, and $0.9 million in charges related to reduction of space leased for office facilities in connection with a workforce reduction.

    Interest and Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,365)	$(6,086)	$3,721	(61)%	$(3,808)	$(8,994)	$5,186	(58)%
% of net revenue	(1)%	(6)%			(1)%	(4)%
Interest and other income (expense), net changed by $3.7 million from an expense of $6.1 million in the three months ended June 30, 2025 to an expense of $2.4 million for the three months ended June 30, 2026. The change was driven by currency exchange gains of $3.8 million.
Interest and other income (expense), net changed by $5.2 million from an expense of $9.0 million in the six months ended June 30, 2025 to an expense of $3.8 million for the six months ended June 30, 2026. The change was driven by currency exchange gains of $5.2 million.
Income Tax Provision (Benefit)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax benefit	$(8,310)	$(4,115)	$(4,195)	102%	$18,175	$(3,404)	$21,579	(634)%
The income tax benefit for the three months ended June 30, 2026 was $8.3 million compared to an income tax benefit of $4.1 million for the three months ended June 30, 2025.
The income tax provision for the six months ended June 30, 2026 was $18.2 million compared to an income tax benefit of $3.4 million for the six months ended June 30, 2025.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the six months ended June 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. Due to this Singapore valuation allowance position, no income tax provision was recorded in Singapore for the six months ended June 30, 2026 and 2025. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $64.8 million, restricted cash of $28.9 million and net accounts receivable of $51.0 million. Additionally, as of June 30, 2026, our working capital, which we define as current assets less current liabilities, was $130.5 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund operating expenses and purchases of inventory, property and equipment, and from time to time, the acquisition of, or investments in, businesses. In May 2022, we entered into the Merger Agreement to acquire Silicon Motion. However, on July 26, 2023, we terminated the Merger Agreement and were relieved of our obligations to close.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of June 30, 2026, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement.” The Company also has available, subject to the terms and conditions of the agreement, a senior secured revolving credit facility, in an aggregate principal amount of up to $130.0 million which remained undrawn as of June 30, 2026. The proceeds of the revolving facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
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
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and leased right-of-use assets and property and equipment, stock-based compensation, and any impairment of assets. Cash used to fund capital purchases and acquisitions of businesses and investments is included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units, cash proceeds from issuance of common stock and debt, and cash used to pay down outstanding debt or repurchase stock, if any, are included in financing activities in our consolidated statements of cash flows.

As of June 30, 2026, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for CAD software licenses, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$125,000	$—	$125,000	$—	$—
Operating lease obligations	27,036	5,000	13,787	5,599	2,650
Purchase obligations	221,336	165,109	56,227	—	—
Other obligations	84,530	22,424	47,771	11,545	2,790
Total	$457,902	$192,533	$242,785	$17,144	$5,440
Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $305.9 million as of June 30, 2026 driven by increased sales demand, which resulted in incremental purchase orders, and incremental software licenses.
Our planned capital expenditures as of June 30, 2026 are expected to increase to support our production needs. Our consolidated balance sheet at June 30, 2026 included $4.0 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Working capital	$130,538	$62,821
Cash and cash equivalents	$64,814	$72,806
Short-term restricted cash	1,492	1,419
Long-term restricted cash	27,426	27,187
Total cash, cash equivalents, and restricted cash	$93,732	$101,412

We believe that our $64.8 million of cash and cash equivalents at June 30, 2026 will be sufficient to fund our projected operating requirements for at least the next twelve months. As of June 30, 2026, our indebtedness totaled $125.0 million, which consists of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility which was amended in April 2026 an aggregate principal amount of up to $130.0 million, under which no borrowings were outstanding as of June 30, 2026. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranged from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The June 23, 2021 Credit Agreement was again amended on April 22, 2026 to among other things, (i) provide for $30 million in incremental revolving commitments under MaxLinear’s senior secured revolving credit facility (the “Revolving Facility”), (ii) increase the applicable margin for loans under the Revolving Facility to (x) 2.25% per annum for Term SOFR loans, and (y) 1.25% per annum for base rate loans, and (iii) extend the maturity date applicable to the Revolving Facility from June 23, 2026 to March 23, 2028. The amendment also amends the applicable financial covenants to require that MaxLinear maintain (a) a total net leverage ratio of not greater than 3.50 to 1.00 and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount of no less than $80 million, in each case, tested as of the last day of any fiscal quarter of MaxLinear.
The Company is required to pay commitment fees of 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter.
The following is a summary of our cash flows used in operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(4,063)	$(911)
Net cash used in investing activities	(7,387)	(9,368)
Net cash provided by (used in) financing activities	3,887	(61)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(117)	990
Decrease in cash, cash equivalents and restricted cash	$(7,680)	$(9,350)
Cash Flows from Operating Activities
Net cash used in operating activities was $4.1 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $0.9 million for the six months ended June 30, 2025. The decrease in operating cash flows was impacted by changes in our working capital, which decreased $53.3 million. The change in working capital was driven by a prepayment for wafers supporting rising demand for certain data center products.
Cash Flows from Investing Activities
Our use of cash in investing activities decreased by $2.0 million. Net cash used in investing activities was $7.4 million for the six months ended June 30, 2026 and consisted of purchases of property and equipment of $3.7 million, proceeds from convertible notes receivable of $2.0 million and purchases of intangible assets of $1.7 million.
Net cash used in investing activities was $9.4 million for the six months ended June 30, 2025 and consisted of purchases of intangible assets of $6.2 million and purchases of property and equipment of $3.2 million.
Cash Flows from Financing Activities
Cash flows from financing activities increased by $3.9 million. Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2026 and included proceeds from borrowings under revolving credit facility of $20.0 million, a funding arrangement of $8.0 million and net proceeds from issuance of common stock, net of costs of $3.8 million, partially offset by repayment of borrowings under revolving credit facility of $20.0 million, and minimum tax withholding paid on behalf of employees for restricted stock units of $7.4 million.
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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the six months ended June 30, 2026 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $0.9 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of our credit agreements described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the six months ended June 30, 2026, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purpose is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our material legal proceedings which are incorporated by reference herein.
ITEM 1A.    RISK FACTORS
The discussion under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risk factors together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Unless set forth below, there have been no material changes to those risk factors.

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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Title
10.1	MaxLinear, Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 21, 2026 (File No. 001-34666)).
10.2
MaxLinear, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 21, 2026 (File No. 001-34666)).

10.3
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

MAXLINEAR, INC.

(Registrant)

Date:	July 23, 2026	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)