Form 10-Q
period 2026-09-30
MAXLINEAR, INC
filed 2026-10-22
CIK 1288469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 15, 2026, the registrant had 91,000,008 shares of common stock, par value $0.0001, outstanding.

MAXLINEAR, INC.
QUARTERLY REPORT ON FORM 10-Q

Note About Forward-Looking Statements
As used herein, "MaxLinear," "Company," "we," "us," "our," and similar terms include MaxLinear, Inc. and its subsidiaries, unless the context indicates otherwise.

This Quarterly Report on Form 10-Q, or Form 10-Q, including any information that may be incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that could cause or contribute to such differences include those discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”), as updated (if applicable) in this Form 10-Q and other documents we file with the SEC. Such factors include but are not limited to:

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

Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock. We encourage investors to review these factors carefully. We may from time to time make additional disclosures that may amend, supplement or supersede the risks and uncertainties disclosed herein, including those made in our 2025 Annual Report. Forward-looking statements speak only as of the date of this Form 10-Q. However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAXLINEAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$81,085	$72,806
Short-term restricted cash	1,359	1,419
Accounts receivable, net	73,381	46,122
Inventory	113,722	78,104
Prepaid expenses and other current assets	121,648	50,390
Total current assets	391,195	248,841
Long-term restricted cash	27,420	27,187
Property and equipment, net	41,276	48,873
Leased right-of-use assets	18,095	15,506
Intangible assets, net	44,046	48,892
Goodwill	318,588	318,588
Deferred tax assets	65,419	77,268
Other long-term assets	10,390	11,241
Total assets	$916,429	$796,396
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,471	$37,916
Accrued price protection liability	30,367	26,493
Accrued expenses and other current liabilities	64,475	72,392
Accrued compensation	45,108	49,219
Total current liabilities	176,421	186,020
Long-term lease liabilities	13,776	12,313
Long-term debt	164,062	123,618
Other long-term liabilities	29,161	22,550
Total liabilities	383,420	344,501

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 550,000 shares authorized; 91,000 shares issued and outstanding at September 30, 2026 and 86,451 shares issued and outstanding at December 31, 2025	9	9
Additional paid-in capital	1,047,240	951,262
Accumulated other comprehensive income	641	1,030
Accumulated deficit	(514,881)	(500,406)
Total stockholders’ equity	533,009	451,895
Total liabilities and stockholders’ equity	$916,429	$796,396

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$218,057	$126,459	$524,092	$331,205
Cost of net revenue	89,987	54,558	219,475	143,948
Gross profit	128,070	71,901	304,617	187,257
Operating expenses:
Research and development	60,642	54,252	169,837	156,908
Selling, general and administrative	36,947	47,674	125,155	117,624
Restructuring charges	254	11,264	792	24,723
Total operating expenses	97,843	113,190	295,784	299,255
Income (loss) from operations	30,227	(41,289)	8,833	(111,998)
Interest income	465	874	1,572	2,550
Interest expense	(2,692)	(2,649)	(7,158)	(7,665)
Other income (expense), net	170	(324)	(279)	(5,978)
Total other income (expense), net	(2,057)	(2,099)	(5,865)	(11,093)
Income (loss) before income taxes	28,170	(43,388)	2,968	(123,091)
Income tax provision (benefit)	(732)	2,097	17,443	(1,307)
Net income (loss)	$28,902	$(45,485)	$(14,475)	$(121,784)
Net income (loss) per share:
Basic	$0.32	$(0.52)	$(0.16)	$(1.41)
Diluted	$0.30	$(0.52)	$(0.16)	$(1.41)
Shares used to compute net income (loss) per share:
Basic	90,816	87,186	89,497	86,368
Diluted	97,714	87,186	89,497	86,368

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$28,902	$(45,485)	$(14,475)	$(121,784)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $33 and $67 for the three and nine months ended September 30, 2026, respectively, and net of tax expense of $4 and $258 for the three and nine months ended September 30, 2025, respectively.	(708)	(160)	(389)	6,983
Total comprehensive income (loss)	$28,194	$(45,645)	$(14,864)	$(114,801)

See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL QUARTERS ENDED SEPTEMBER 30, 2026
(unaudited; in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	86,451	$9	$951,262	$1,030	$(500,406)	$451,895
Common stock issued pursuant to equity awards, net	3,078	—	28,360	—	—	28,360
Stock-based compensation	—	—	19,982	—	—	19,982
Other comprehensive loss	—	—	—	(909)	—	(909)
Net loss	—	—	—	—	(45,137)	(45,137)
Balance at March 31, 2026	89,529	9	999,604	121	(545,543)	454,191
Common stock issued pursuant to equity awards, net	989	—	(1,758)	—	—	(1,758)
Employee stock purchase plan	174	—	1,961	—	—	1,961
Stock-based compensation	—	—	27,458	—	—	27,458
Other comprehensive income	—	—	—	1,228	—	1,228
Net income	—	—	—	—	1,760	1,760
Balance at June 30, 2026	90,692	9	1,027,265	1,349	(543,783)	484,840
Common stock issued pursuant to equity awards, net	308	—	164	—	—	164
Stock-based compensation	—	—	19,811	—	—	19,811
Other comprehensive loss	—	—	—	(708)	—	(708)
Net income	—	—	—	—	28,902	28,902
Balance at September 30, 2026	91,000	$9	$1,047,240	$641	$(514,881)	$533,009

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
See accompanying notes.

MAXLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(14,475)	$(121,784)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	26,983	27,572
Amortization of debt issuance costs and accretion of discounts	1,318	1,478
Stock-based compensation	67,330	57,535
Deferred income taxes	11,843	(6,080)
Loss on disposal of property and equipment	690	1,161
Reduction in the carrying amount of leased right-of-use assets	5,336	5,632
Impairment of leased right-of-use assets	233	427
Gain on extinguishment of lease liabilities	(325)	—
Loss on foreign currency	99	5,672
Excess tax (benefits) deficiencies on stock-based awards	(12,501)	4,205
Changes in operating assets and liabilities:
Accounts receivable	(27,259)	32,530
Inventory	(35,618)	4,014
Prepaid expenses and other assets	(68,168)	5,653
Accounts payable, accrued expenses and other current liabilities	3,925	(15,546)
Accrued compensation	28,473	26,896
Accrued price protection liability	3,874	(9,562)
Lease liabilities	(8,028)	(8,705)
Other long-term liabilities	(1,383)	(1,885)
Net cash provided by (used in) operating activities	(17,653)	9,213

Investing Activities
Purchases of property and equipment	(9,662)	(8,890)
Purchases of intangible assets	(5,373)	(7,219)
Funding of convertible notes receivable	(2,000)	—
Net cash used in investing activities	(17,035)	(16,109)

Financing Activities
Proceeds from borrowings under revolving credit facility	60,000	—
Repayment of borrowings under revolving credit facility	(20,000)	—
Payment of debt issuance costs	(479)	—
Proceeds from funding arrangement	8,000	—
Net proceeds from issuance of common stock, net of costs	3,804	2,167
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,532)	(2,213)
Net cash provided by (used in) financing activities	43,793	(46)
Effect of exchange rate changes on cash and cash equivalents	(653)	602
Increase (decrease) in cash, cash equivalents and restricted cash	8,452	(6,340)
Cash, cash equivalents and restricted cash at beginning of period	101,412	119,603
Cash, cash equivalents and restricted cash at end of period	$109,864	$113,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,425	$6,515
Cash paid for income taxes, net of refunds	$(4,030)	$4,364

Supplemental disclosures of non-cash activities:
Issuance of shares for payment of bonuses	$32,463	$5,715
See accompanying notes.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements at that date. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or the SEC, on January 29, 2026, or the Annual Report. Interim results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 22, 2026, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
Summary of Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU No. 2025-07. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract and clarify the accounting for receipt of share-based noncash consideration from a customer for the transfer of goods or services. These amendments are effective for the Company for annual and interim periods in 2027 and may be applied prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis via a cumulative-effect adjustment to the opening balance of retained earnings for existing contracts, with early adoption permitted. The Company adopted the amendments in this update prospectively in 2026. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations as of and for the three and nine months ended September 30, 2026.
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
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. These amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the amendments only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.
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
The table below presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$28,902	$(45,485)	$(14,475)	$(121,784)
Denominator:
Weighted average common shares outstanding—basic	90,816	87,186	89,497	86,368
Dilutive common stock equivalents	6,898	—	—	—
Weighted average common shares outstanding—diluted	97,714	87,186	89,497	86,368
Net income (loss) per share:
Basic	$0.32	$(0.52)	$(0.16)	$(1.41)
Diluted	$0.30	$(0.52)	$(0.16)	$(1.41)
For the three months ended September 30, 2026 and 2025, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 97 thousand and 4.5 million, respectively, from the calculation of diluted net income (loss) per share due to their anti-dilutive nature.
For the nine months ended September 30, 2026 and 2025, the Company excluded common stock equivalents for outstanding stock-based awards, which represented potentially dilutive securities of 7.3 million and 5.8 million, respectively, from the calculation of diluted net loss per share due to their anti-dilutive nature.
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
The following table presents the activity related to the restructuring plans, which is included in restructuring charges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Employee separation expenses	$101	$104	$424	$6,262
Lease related charges	136	286	318	1,221
Other	17	10,874	50	17,240
	$254	$11,264	$792	$24,723
The following table presents a roll-forward of the Company’s restructuring liability for the nine months ended September 30, 2026. The restructuring liability is included in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets.

	Employee Separation Expenses	Lease Related Charges	Other	Total
	(in thousands)
Liability as of December 31, 2025	$2,857	$858	$11,243	$14,958
Restructuring charges	424	318	50	792
Cash payments	(2,731)	(575)	(9,494)	(12,800)
Non-cash charges and adjustments	(190)	(35)	162	(63)
Liability as of September 30, 2026	360	566	1,961	2,887
Less: current portion as of September 30, 2026	(360)	(566)	(1,733)	(2,659)
Long-term portion as of September 30, 2026	$—	$—	$228	$228

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2026 and 2025.
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
In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. During the nine months ended September 30, 2026 and 2025, there were no indications of impairment of the Company’s goodwill balances.
Acquired Intangibles
Finite-lived Intangible Assets
The following table sets forth the Company’s finite-lived intangible assets resulting from business acquisitions and other purchases, which are amortized over their estimated useful lives:

		September 30, 2026			December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Licensed technology	7.0	$37,231	$(5,624)	$31,607	$31,858	$(3,663)	$28,195
Developed technology	6.9	311,261	(301,400)	9,861	311,261	(293,761)	17,500
Trademarks and trade names	6.2	14,800	(14,669)	131	14,800	(14,562)	238
Patents	7.0	4,780	(2,333)	2,447	4,780	(1,821)	2,959
	6.9	$368,072	$(324,026)	$44,046	$362,699	$(313,807)	$48,892

The following table sets forth amortization expense associated with finite-lived intangible assets, which is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of net revenue	$3,213	$2,955	$9,555	$8,628
Selling, general and administrative	229	350	664	1,533
	$3,442	$3,305	$10,219	$10,161
Amortization of finite-lived intangible assets in cost of net revenue in the consolidated statements of operations results primarily from acquired developed technology.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the activity related to finite-lived intangible assets:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$48,892	$55,008
Additions	5,373	7,219
Amortization	(10,219)	(10,161)
Ending balance	$44,046	$52,066
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
During each of the three and nine months ended September 30, 2026 and 2025, no impairment losses related to finite-lived intangible assets were recognized.
The following table presents future amortization of the Company’s finite-lived intangible assets at September 30, 2026:

Amount
(in thousands)
2026 (3 months)	$4,347
2027	12,354
2028	6,917
2029	5,826
2030	4,697
Thereafter	9,905
Total	$44,046
6. Financial Instruments
The composition of financial instruments is as follows:

	Fair Value
	September 30, 2026	December 31, 2025
	(in thousands)
Liabilities
Contingent consideration	$2,600	$2,600
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
The contingent consideration liability of $2.6 million as of September 30, 2026 and December 31, 2025 is associated with an acquisition in January 2023. The contingent consideration liability is classified as a Level 3 (significant unobservable inputs) financial instrument. The contingent consideration as it relates to the acquisition was subject to the acquired business’ satisfaction of certain personnel objectives by June 17, 2024, but remains unpaid pending resolution of certain matters. The fair value of the contingent consideration was based on (1) applying the Monte Carlo simulation method, with underlying forecast mathematics based on Geometric Brownian motion in a risk-neutral framework, to forecast achievement of the acquired business’ financial objectives, if applicable, under various possible contingent consideration events and (2) a probability based methodology using management’s inputs and assumptions to forecast achievement of the acquired business’ personnel objectives which included an assumption of total payments up to $2.6 million to the acquiree. Key inputs in the valuation include forecasted revenue, revenue volatility, discount rate and discount term as it relates to the financial objectives and probability of achievement, discount term and discount rate as it relates to the personnel objectives.
There was no activity in the Level 3 fair value hierarchy categories of financial instruments for the nine months ended September 30, 2026 and 2025.

There were no transfers between Level 1, Level 2, or Level 3 fair value hierarchy categories of financial instruments for the nine months ended September 30, 2026 and 2025.
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
The Company’s long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes (Note 8).
7. Balance Sheet Details
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$81,085	$72,806
Short-term restricted cash	1,359	1,419
Long-term restricted cash	27,420	27,187
Total cash, cash equivalents and restricted cash	$109,864	$101,412
As of September 30, 2026 and December 31, 2025, cash and cash equivalents included money market funds of approximately $2.0 million and $19.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had restricted cash of approximately $28.8 million and $28.6 million, respectively. The cash is restricted in connection with guarantees for certain import duties, office leases and purchase obligations.
Inventory consists of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Work-in-process	$79,013	$47,598
Finished goods	34,709	30,506
	$113,722	$78,104

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property and equipment, net consists of the following:

	Useful Life (in Years)	September 30, 2026	December 31, 2025
		(in thousands)
Furniture and fixtures	5	$4,059	$4,006
Machinery and equipment	3-5	92,420	87,043
Masks and production equipment	5	67,099	66,044
Software	3	11,290	11,498
Leasehold improvements	1-5	35,425	35,632
Construction in progress	N/A	2,168	2,516
		212,461	206,739
Less: accumulated depreciation and amortization		(171,185)	(157,866)
		$41,276	$48,873
Depreciation expense for the three months ended September 30, 2026 and 2025 was $5.4 million and $5.7 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $16.8 million and $17.4 million, respectively.
As of September 30, 2026, the Company held a note receivable from a supplier of $8.0 million with annual repayments of $2.0 million per year due annually by March 31, from 2027 through 2030, provided that certain production utilization targets are met. The long-term portion of the note receivable of $6.0 million is included in other long-term assets as of September 30, 2026 and December 31, 2025.
On January 5, 2026, the Company entered into a convertible note receivable of $2.0 million with a privately-held entity. The convertible note receivable bears interest at an annual rate of 3.87%, compounded annually. The note is due and payable at any time on or after the maturity date of January 5, 2029, unless earlier converted. The outstanding principal and any unpaid accrued interest are convertible into shares of the entity or repayable under certain conditions. Conversion occurs automatically upon the closing of the investee’s next equity financing of at least $10.0 million, provided the entity has achieved a specified milestone prior to such financing, or conversion may be elected by the Company under certain conditions. If the entity fails to achieve the milestone prior to the maturity date, the Company may, at any time on or after maturity, elect either repayment of the outstanding principal and accrued interest or conversion into shares of the entity. The convertible note receivable of $2.0 million is included in other long-term assets as of September 30, 2026.
The following table sets forth activity related to the accrued price protection liability:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$26,493	$43,401
Charged as a reduction of revenue	25,582	21,506
Revisions to accrued rebates	(4,667)	(22,289)
Payments	(17,041)	(8,779)
Ending balance	$30,367	$33,839

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued technology license payments	$4,079	$3,687
Accrued professional fees	2,472	6,882
Accrued engineering and production costs	13,635	8,469
Accrued restructuring	2,659	13,390
Short-term lease liabilities	8,167	9,096
Accrued customer credits	8,453	6,398
Income tax liability	444	511
Customer contract liabilities	284	4,222
Accrued obligations to customers for price adjustments	14,428	11,922
Accrued obligations to customers for stock rotation rights	343	222
Contingent consideration - current portion	2,600	2,600
Other	6,911	4,993
	$64,475	$72,392
The following table summarizes the change in balances of accumulated other comprehensive income (loss) by component:

	Cumulative Translation Adjustments	Pension and Other Defined Benefit Plan Obligation	Total
	(in thousands)
Balance at December 31, 2025	$(327)	$1,357	$1,030
Other comprehensive loss before reclassifications, net of tax	(389)	—	(389)
Balance at September 30, 2026	$(716)	$1,357	$641
8. Debt and Other Long-Term Liabilities
Debt
The carrying amount of the Company’s long-term debt consists of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Principal balance:
Initial term loan under the June 23, 2021 credit agreement	$125,000	$125,000
Borrowings outstanding under Revolving Facility	40,000	—
Total principal balance	165,000	125,000
Less:
Unamortized debt discount	(226)	(320)
Unamortized debt issuance costs	(712)	(1,062)
Net carrying amount of long-term debt	164,062	123,618
Less: current portion of long-term debt	—	—
Long-term debt, non-current portion	$164,062	$123,618
As of September 30, 2026 and December 31, 2025, the weighted average effective interest rate on aggregate debt was approximately 7.0% and 6.9%, respectively.
During the three months ended September 30, 2026 and 2025, the Company recognized total amortization of debt discount and debt issuance costs of $0.2 million and $0.2 million, respectively, to interest expense. During the nine months

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ended September 30, 2026 and 2025, the Company recognized total amortization of debt discount and debt issuance costs of $0.5 million and $0.5 million, respectively, to interest expense.
The approximate aggregate fair value of the term loans outstanding as of September 30, 2026 and December 31, 2025 was $123.4 million and $124.7 million, respectively, which was estimated on the basis of inputs that are observable in the market and which is considered a Level 2 measurement method in the fair value hierarchy (Note 6).
As of September 30, 2026, the outstanding principal balance of the Initial Term Loan was $125.0 million, which mature and become due and payable in full on June 23, 2028. As of September 30, 2026, the Company had drawn $40.0 million under the Revolving Facility, which amounts are included as long-term debt on the balance sheet. The carrying amount of borrowings under the Revolving Facility approximates fair value due to the variable interest rate applicable to the Revolving Facility under the Credit Agreement.

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
Under the June 23, 2021 Credit Agreement, the Initial Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted Term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted Term SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Prior to the Second Amendment, loans under the Revolving Facility bore interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted Term SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranged from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of Term SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Company is required to pay commitment fees of 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments from September 30, 2021 equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the maturity date. Due to prepayments of the principal made to date, the remaining principal balance of $125.0 million is payable on the June 23, 2028 maturity date. The June 23, 2021 Credit Agreement was amended on June 29, 2023 to implement a benchmark replacement.
On April 22, 2026, the Company entered into an amendment to the Credit Agreement with the lenders party thereto and the Agent, or the Second Amendment. The Second Amendment amended the June 23, 2021 Credit Agreement to, among other things, (i) extend the maturity date applicable to the Revolving Facility from June 23, 2026 to March 23, 2028, (ii) provide for $30.0 million in incremental revolving commitments under the Revolving Facility and a $10.0 million Letter of Credit

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Commitment, (iii) increase the applicable margin for loans under the Revolving Facility to (x) 2.25% per annum for Term SOFR loans, and (y) 1.25% per annum for base rate loans, and (iv) increase the applicable commitment fee rate to 0.25% per annum. Further, the financial covenant was modified to require that the Company maintain (a) a total net leverage ratio not to exceed 3.50:1.00 and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount of not less than $80.0 million, in each case, tested as of the last day of the fiscal quarter of the Company. The proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
The Company is required to make mandatory prepayments of the outstanding principal amount of term loans under the June 23, 2021 Credit Agreement, or as amended by the Second Amendment, the Amended Credit Agreement, with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent not reinvested within a specified time period, from excess cash flow beyond stated threshold amounts, and from the incurrence of certain indebtedness. The Company has the right to prepay its term loans under the Amended Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.00% soft call premium applicable during the first six months following the closing date of the Amended Credit Agreement. The Initial Term Loan under the June 23, 2021 Credit Agreement will mature on June 23, 2028, at which time all outstanding principal and accrued and unpaid interest on the Initial Term Loan under the June 23, 2021 Credit Agreement must be repaid. The Revolving Facility will mature on March 23, 2028, at which time all outstanding principal and accrued and unpaid interest under the Revolving Facility must be repaid. The Company is also obligated to pay fees customary for a credit facility of this size and type.
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
The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, and sell assets, in each case, subject to limitations and exceptions set forth in the Amended Credit Agreement. The Company is also required to maintain (a) a total net leverage ratio not to exceed 3.50:1.00 and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount of not less than $80.0 million. As of September 30, 2026, the Company was in compliance with such covenants. The Amended Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change in control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require immediate payment of all obligations under the Amended Credit Agreement and may exercise certain other rights and remedies provided for under the Amended Credit Agreement, the other loan documents and applicable law.
The debt is carried at its principal amount, net of unamortized debt discount and issuance costs, and is not adjusted to fair value each period. The issuance date fair value of the liability component of the debt in the amount of $350.2 million was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the term loan at a market interest rate for nonconvertible debt of 3.4%, which represents a Level 2 fair value measurement. The debt discount of $0.9 million and debt issuance costs of $2.9 million associated with the Initial Term Loan under the Amended Credit Agreement are being amortized to interest expense using the effective interest method over its seven-year term through June 23, 2028. Debt issuance costs of $0.4 million associated with the Revolving Facility were amortized to interest expense over its five-year original term through June 23, 2026, with the portion for incremental debt issuance costs of $0.5 million associated with the Second Amendment amortized to interest expense over the period from the date incurred through March 23, 2028.
Sale Arrangement
In March 2026, the Company entered into an agreement to sell an interest in certain claims for an amount not to exceed $10.0 million. The proceeds of this sale of $8.0 million were used to pay certain costs and expenses in connection with such claims, and are reflected as a long-term liability as of September 30, 2026. This liability is expected to be derecognized upon settlement or other resolution of the specified claims. Management does not believe that any additional potential payments that are contingent on the outcome of the claims are estimable as of September 30, 2026.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. Stock-Based Compensation
Common Stock
Each share of common stock is entitled to one vote per share and holders of the common stock vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Employee Stock-Based Compensation Plans
At September 30, 2026, the Company had stock-based compensation awards outstanding under the following plans: the 2010 Equity Incentive Plan, as amended, or 2010 Plan, the 2010 Employee Stock Purchase Plan, or ESPP, and the 2024 Inducement Equity Incentive Plan, or the Inducement Plan. Refer to the Company’s Annual Report for a summary of these plans.
On May 20, 2026, an amendment and restatement of the 2010 Plan, or the Restated 2010 Plan, and an amendment and restatement of the ESPP, or the Restated ESPP, became effective upon approval by the Company’s stockholders. Concurrently, on May 20, 2026, the Company terminated the Inducement Plan. The Restated 2010 Plan reserves an aggregate of 18,791,651 shares of the Company’s common stock for issuance under the plan, expires in May 2036, and (1) requires stockholder approval to increase the maximum number of shares reserved and available for issuance under the Restated 2010 Plan, (2) prohibits share recycling, or add back to shares available for issuance under the Restated 2010 Plan, of shares of stock used to pay the exercise or purchase price of an award or to satisfy tax withholding obligations, and (3) prohibits option exchanges, re-pricings or cash buyouts of out-of-the money stock options. The Restated ESPP will remain in effect until it is terminated. The amendment and restatement of the ESPP also removes the annual automatic increase of the number of shares reserved and available for sale thereunder. As of September 30, 2026, the number of shares of common stock available for future issuance under the Restated 2010 Plan was 16,809,558 shares, including stock options and restricted stock unit awards outstanding at September 30, 2026 of 11,696,600 shares.
As of September 30, 2026, the number of shares of common stock available for future issuance under the ESPP was 7,766,912 shares.
As of September 30, 2026, the 615,080 shares subject to restricted stock unit awards outstanding as of September 30, 2026 remain available for future issuance under the terminated Inducement Plan.
Employee Incentive Bonus
The Company’s Executive Incentive Bonus Plan permits the settlement of awards under the plan in any combination of cash or shares of its common stock. The Company settles a majority of bonus awards for its employees, including executives, in shares of common stock under the Restated 2010 Plan. When bonus awards are settled in common stock issued under the Restated 2010 Plan, the number of shares issuable to plan participants is determined based on the closing price of the Company’s common stock as determined in trading on the applicable stock exchange, on a date approved by the Board of Directors. In connection with the Company’s bonus programs, in February 2026, the Company issued 1.5 million freely-tradable (subject to certain restrictions for affiliates) shares of the Company’s common stock in settlement of bonus awards to employees, including executives, for the 2025 performance period. At September 30, 2026, the Company had an accrual of $27.5 million for bonus awards for employees for year-to-date achievement in the 2026 performance period, which the Company intends to settle primarily in shares of its common stock, unless otherwise required to be settled in cash due to local laws or agreements. The Company’s compensation committee retains discretion to effect payment of employee bonus awards in cash, stock, or a combination of cash and stock.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-Based Compensation
The Company recognizes stock-based compensation in the consolidated statements of operations, based on the department to which the related employee reports, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of net revenue	$123	$164	$404	$601
Research and development	9,143	9,750	29,353	32,031
Selling, general and administrative	10,558	11,597	37,573	24,903
	$19,824	$21,511	$67,330	$57,535
The total unrecognized compensation cost related to unvested restricted stock units as of September 30, 2026 was $87.2 million, and the weighted average period over which these equity awards are expected to vest is 1.96 years.
The total unrecognized compensation cost related to unvested performance-based restricted stock units as of September 30, 2026 was $13.7 million, and the weighted average period over which these equity awards are expected to vest is 1.09 years. Actual levels of future performance under performance-based restricted stock units for the unvested periods may differ from the Company’s current estimates.
The total unrecognized compensation cost related to unvested stock options as of September 30, 2026 was $11.3 million, and the weighted average period over which these equity awards are expected to vest is 1.39 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity for all equity plans is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	7,649	$19.89
Granted[1]	4,180	22.02
Vested[2]	(4,437)	20.74
Canceled[3]	(475)	18.88
Outstanding at September 30, 2026	6,917	$20.70
____________
(1) Includes approximately 148 thousand shares granted under the Inducement Plan at a weighted-average grant-date fair value per share of $18.47.
(2) Includes approximately 123 thousand shares vested under the Inducement Plan at a weighted-average grant-date fair value per share of $14.00.
(3) Includes approximately 83 thousand shares canceled under the Inducement Plan at a weighted-average grant-date fair value per share of $15.30.
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
of the four tranches, each of which covers one fiscal year in a three-year period, restricted stock units are eligible to vest when the Company’s annual growth rate in net revenue and non-GAAP operating income over baseline results equal or exceed target growth rates, as defined in the underlying agreement. For each of these three tranches, 50% of each performance-based award is subject to the net revenue metric for the performance period and 50% is subject to the non-GAAP operating income metric for the respective performance period. If the Company’s baseline results, or growth rate in each of these metrics relative to the baseline results, are below a determined threshold for a performance period for a particular performance metric and tranche, no shares in the performance metric and tranche will vest. The number of shares vesting is based on meeting minimum threshold, target, or maximum pre-determined baseline for the first year, and growth rate relative to the baseline thereafter, up to a maximum 200% of target; however, any shares above target (100%) will only become eligible to vest with continued service through the end of year three.
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
2024 and Prior Performance-Based Restricted Stock Units
For performance-based restricted stock units granted prior to 2025, the target number of units (100%) are eligible to vest when the annual growth rate in net revenue and non-GAAP diluted earnings per share (subject to certain adjustments) over baseline results relative to the growth rates for a peer group of companies for the same metrics and periods, equals or exceeds the 50th percentile.
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
As of September 30, 2026, achievement to date under the performance metrics specified in the respective award agreements are based on its expected metric results over the performance periods and calculated growth rates relative to baseline based on data available, as defined in the respective award agreements. To the extent any prior achievement levels are no longer probable, any compensation expense recorded is adjusted to the revised achievement levels.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of the Company’s performance-based restricted stock unit activity is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value per Share
Outstanding at December 31, 2025	3,333	$19.58
Granted	623	18.47
Released	(83)	15.19
Canceled[1]	(1,021)	25.46
Outstanding at September 30, 2026	2,852	$17.36
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
Employee Stock Purchase Rights and Stock Options
Employee Stock Purchase Rights
During the nine months ended September 30, 2026 and 2025, there were 174,470 and 201,877 shares of common stock purchased under the ESPP at a weighted average price of $11.24 and $10.79, respectively.
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
Stock Options
A summary of the Company’s stock options activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,718	$19.39
Exercised	(100)	18.76
Canceled	(200)	$18.76
Outstanding at September 30, 2026	2,418	$19.48	6.6	$171,263
Vested and expected to vest at September 30, 2026	2,348	$19.47	6.6	$166,332
Exercisable at September 30, 2026	949	$19.22	5.5	$67,492

No options were granted during the nine months ended September 30, 2026 and 2025.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The intrinsic value of stock options exercised was $0 and $0 in the three months ended September 30, 2026 and 2025, respectively. The intrinsic value of stock options exercised was $2.9 million and $0 in the nine months ended September 30, 2026 and 2025, respectively.
Cash received from exercise of stock options was $0 and $3.1 million in the three and nine months ended September 30, 2026, respectively, and negligible during each of the three and nine months ended September 30, 2025.
The tax benefit from stock options exercised was $0 and $0 during the three months ended September 30, 2026 and 2025, respectively. The tax benefit from stock options exercised was $0.6 million and $0 during the nine months ended September 30, 2026 and 2025, respectively.
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
The Company recorded an income tax benefit of $0.7 million in the three months ended September 30, 2026 and an income tax provision of $2.1 million in the three months ended September 30, 2025. The Company recorded an income tax provision of $17.4 million in the nine months ended September 30, 2026 and an income tax benefit of $1.3 million in the nine months ended September 30, 2025.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the nine months ended September 30, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
The difference between the Company’s effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2025 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items, stock-based compensation and the impact of the valuation allowance against the Company's Singapore deferred tax assets.
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
During the nine months ended September 30, 2026, the Company’s unrecognized tax benefits increased by $2.5 million. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Accrued interest and penalties associated with uncertain tax positions as of September 30, 2026 were approximately $0 and $0, respectively.
The Company is subject to federal and state income tax in the United States and is also subject to income tax in certain other foreign tax jurisdictions. At September 30, 2026, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2022, 2021, and 2018, respectively.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s subsidiary in Singapore operates under certain tax incentives in Singapore, which are generally effective through March 2027, and are conditional upon meeting certain employment and investment thresholds in Singapore. Under the incentives, qualifying income derived from certain sales of the Company’s integrated circuits is taxed at a concessionary rate over the incentive period, and there are reduced Singapore withholding taxes on certain intercompany royalties during the incentive period. During the quarter ended December 31, 2024, the Company recorded a full valuation allowance against its Singapore deferred tax assets. No current income tax provision was recorded in Singapore for the nine months ended September 30, 2026 and 2025 due to the continuing Singapore loss position, while no deferred tax benefit was recognized on the Singapore net loss and deductible temporary differences for the three and nine months ended September 30, 2026 and 2025 due to the full valuation allowance.
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
Customers comprising 10% or greater of net revenues for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of total net revenue
Customer A	*	18%	10%	17%
Customer B	*	11%	*	13%
____________________________
*    Represents less than 10% of the net revenue for the respective period.
The following table presents balances that are 10% or greater of gross accounts receivable, based on the Company’s billings to its customers.

	September 30, 2026	December 31, 2025
Percentage of gross accounts receivable
Customer C	15%	26%
Customer D	15%	*
Customer E	12%	14%
Customer F	*	10%
Customer G	*	10%
____________________________
*    Represents less than 10% of the gross accounts receivable for the respective period.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Significant Suppliers

Suppliers comprising 10% or greater of total inventory purchases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Vendor A	52%	34%	54%	33%
Vendor B	*	25%	12%	23%
Vendor C	*	18%	*	15%
____________________________
*    Represents less than 10% of the total inventory purchases for the respective period.
Geographic Information
The Company’s consolidated net revenues by geographic area based on ship-to location are as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue	Amount	% of total net revenue
Asia	$194,509	89%	$105,592	83%	$443,689	85%	$267,971	81%
Europe	13,133	6%	16,343	13%	44,450	8%	47,398	14%
United States	8,165	4%	3,565	3%	31,654	6%	14,317	4%
Rest of world	2,250	1%	959	1%	4,299	1%	1,519	1%
Total	$218,057	100%	$126,459	100%	$524,092	100%	$331,205	100%
The products shipped to individual countries or territories representing 10% or greater of total net revenue for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage of total net revenue
Hong Kong	52%	46%	50%	48%
Mainland China	12%	*	12%	*
Vietnam	12%	15%	11%	12%
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
Long-lived assets, which consist of property and equipment, net, leased right-of-use assets, intangible assets, net, and goodwill by geographic area are as follows (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	% of total	Amount	% of total
United States	$323,167	76%	$319,478	74%
Singapore	79,605	19%	92,519	21%
Rest of world	19,233	5%	19,862	5%
Total	$422,005	100%	$431,859	100%

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. Revenue from Contracts with Customers
Revenue by Market
The table below presents disaggregated net revenues by market (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Infrastructure	$124,907	$40,343	$272,737	$101,613
% of net revenue	57%	32%	52%	31%
Broadband	53,345	58,236	141,853	146,675
% of net revenue	24%	46%	27%	44%
Connectivity	24,713	18,968	67,276	59,944
% of net revenue	11%	15%	13%	18%
Industrial and multi-market	15,092	8,912	42,226	22,973
% of net revenue	7%	7%	8%	7%
Total net revenue	$218,057	$126,459	$524,092	$331,205
Revenues from sales through the Company’s distributors accounted for 48% and 36% of net revenue for the three months ended September 30, 2026 and 2025, respectively. Revenues from sales through the Company’s distributors accounted for 48% and 35% of net revenue for the nine months ended September 30, 2026 and 2025, respectively.
Contract Liabilities
As of September 30, 2026 and December 31, 2025, customer contract liabilities were approximately $0.3 million and $4.2 million, respectively, and consisted primarily of advance payments received for which performance obligations have not been completed. The decrease in customer contract liabilities was due to recognition of revenue in the nine months ended September 30, 2026, which was previously in the contract liability balance as of the beginning of the period.
Obligations to Customers for Price Adjustments and Returns and Assets for Right-of-Returns
As of September 30, 2026 and December 31, 2025, obligations to customers consisting of estimates of price protection rights offered to the Company’s end customers totaled $30.4 million and $26.5 million, respectively, and are included in accrued price protection liability in the consolidated balance sheets. For activity in this account, including amounts included in net revenue, refer to Note 7.
Other obligations to customers representing estimates of price adjustments to be claimed by distributors upon sell-through of their inventory to their end customer and estimates of stock rotation returns to be claimed by distributors on products sold as of September 30, 2026 were $14.4 million and $0.3 million, respectively, and as of December 31, 2025 were $11.9 million and $0.2 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets (Note 7).
As of September 30, 2026 and December 31, 2025, right of return assets under customer contracts representing the estimates of product inventory the Company expects to receive from customers in stock rotation returns were approximately $0.1 million and $0.1 million, respectively. Right of return assets are included in inventory in the consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, there were no credit losses recorded on customer accounts receivable.
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

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
in calculating the present value of future lease payments. As of September 30, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 4.2% and 4.6%, respectively, and the weighted average remaining lease term for operating leases was 3.6 years and 2.7 years, respectively, as of the end of each of these periods.
The table below presents aggregate future minimum payments due under leases, reconciled to total lease liabilities included in the consolidated balance sheet as of September 30, 2026:

Operating Leases
(in thousands)
2026 (3 months)	$2,364
2027	8,833
2028	4,862
2029	3,687
2030	1,927
Thereafter	2,898
Total minimum payments	24,571
Less: imputed interest	(2,553)
Less: unrealized translation loss	(75)
Total lease liabilities	21,943
Less: short-term lease liabilities	(8,167)
Long-term lease liabilities	$13,776
Operating lease cost was $2.1 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively. Operating lease cost was $6.5 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Short-term lease costs for the three and nine months ended September 30, 2026 and 2025 were not material.
Supplemental Disclosure of Non-Cash Lease Activities
There were $0.1 million and $0 of right-of-use assets obtained in exchange for new lease liabilities for the three months ended September 30, 2026 and 2025, respectively. There were $8.3 million and $2.0 million of right-of-use assets obtained in exchange for new lease liabilities for the nine months ended September 30, 2026 and 2025, respectively.
14. Commitments and Contingencies
Inventory Purchase and Other Contractual Obligations
As of September 30, 2026, future minimum payments under inventory purchase and other obligations are as follows (in thousands):

	Inventory Purchase Obligations	Other Obligations	Total
2026 (3 months)	$88,690	$11,384	$100,074
2027	184,277	27,025	211,302
2028	—	21,846	21,846
2029	—	10,898	10,898
2030	—	647	647
Thereafter	—	2,789	2,789
Total minimum payments	$272,967	$74,589	$347,556
Other obligations consist primarily of contractual payments due for software licenses. Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $347.6 million as of September 30, 2026 driven by increased sales demand, which resulted in incremental purchase orders, and incremental software licenses.

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Jointly Funded Research and Development
From time to time, the Company enters into contracts for jointly funded research and development projects to develop technology that may be commercialized into a product in the future and receives payments as milestones under the contracts are met. If the Company is required to repay all or a portion of the funds provided by the other parties under certain conditions, the Company defers such funds in other long-term liabilities. As of September 30, 2026, funds of $15.0 million received from the other parties have been deferred in other long-term liabilities. The Company de-recognizes the liabilities when the contingencies associated with the repayment conditions have been resolved.
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
On July 2, 2026, Dish filed a Notice of Bankruptcy Filing and Automatic Stay of Proceedings in this pending litigation. Pursuant to court order, the action between Entropic, Dish, and MaxLinear is stayed until November 2, 2026.
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
On February 14, 2025, the court dismissed with prejudice all the counterclaims against MaxLinear in this matter. There are no longer any viable counterclaims pending against MaxLinear in this second action.
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
*    *    *
The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026, no material loss contingencies have been accrued for litigation and other legal claims in the consolidated financial statements, since the Company’s management currently does

Table of Contents	MAXLINEAR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
not believe that the ultimate outcome of any of the matters described above is probable. An unfavorable outcome of these matters may be reasonably possible in excess of recorded amounts and could have a material effect on the Company’s results of operations; however, a reasonable estimate of the amount or range of such loss cannot be made at this time.
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
15. Segment Reporting
The following table presents segment revenue, gross profit, and net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$218,057	$126,459	$524,092	$331,205
Cost of net revenue	89,987	54,558	219,475	143,948
Gross profit	128,070	71,901	304,617	187,257

Less:
Employee related	69,749	71,776	213,419	194,522
Depreciation and amortization	3,891	4,291	11,760	13,295
Design and prototype expenses	15,986	9,948	40,686	29,796
Professional fees	3,706	11,690	16,690	24,184
Occupancy expenses	4,257	4,221	12,437	12,735
Restructuring expenses	254	11,264	792	24,723
Interest and other (income) expense, net	2,057	2,099	5,865	11,093
Income tax expense (benefit)	(732)	2,097	17,443	(1,307)
Segment net income (loss)	$28,902	$(45,485)	$(14,475)	$(121,784)
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
During the year ended December 31, 2025, the Company repurchased and retired 1,143,891 shares of its common stock at a weighted average price of $17.46 per share at an aggregate value of approximately $20.0 million under the repurchase program. During the nine months ended September 30, 2026, the Company did not repurchase any of its common stock under the repurchase program. As of September 30, 2026, approximately $55.0 million remained available for repurchase under the program.
17. Subsequent Event
On October 16, 2026, the Company entered into an amendment to the Credit Agreement with the lenders party thereto and the Agent, or the Third Amendment. The Third Amendment amended the June 23, 2021 Credit Agreement (Note 8) to, among other things, provide for $70 million in incremental revolving credit commitments, or Incremental Commitments, under the Revolving Facility. After giving effect to the Incremental Commitments, the Revolving Facility provides for total revolving commitments in an aggregate principal amount of up to $200 million. The Third Amendment also amends the Company’s liquidity covenant by reducing the threshold thereunder from $80 million to $60 million. The proceeds of the Revolving Facility may be used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.

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
Overview
We are a provider of communications systems-on-chips, or SoCs, solutions used in data center, broadband, mobile and wireline infrastructure, and industrial and multi-market applications. We are a fabless integrated circuit design company whose products integrate all or substantial portions of a high-speed communication system, including radio frequency, or RF, high-performance analog, mixed-signal, digital signal processing, security engines, data compression and networking layers, and power management. Our ability to design analog and mixed-signal circuits in complementary metal-oxide-semiconductors, or CMOS, allows us to efficiently combine analog functionality and complex digital signal processing logic in the same integrated circuit. As a result, we believe our solutions have exceptional levels of functional integration and performance, low manufacturing cost, and reduced power consumption versus competition. These solutions also enable shorter design cycles, significant design flexibility and low system-level cost across a range of markets.
Our customers primarily include electronics distributors, module makers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, which incorporate our products in a wide range of electronic devices. Examples of such devices include optical transceivers targeting hyperscale data centers; Wi-Fi and wireline routers for home networking; broadband modems compliant with Data Over Cable Service Interface Specifications, or DOCSIS, passive optical network, or PON, radio transceivers and modems for 4G/5G base-station and backhaul infrastructure; and digital subscriber line, or DSL; as well as power management and interface products used in these and many other markets. In addition, we generate revenue from certain intellectual property sale agreements.
In the nine months ended September 30, 2026, net revenue was $524.1 million, which was derived in part from sales of high-speed optical interconnect solutions sold into optical modules for data-center, metro and long-haul networks, RF receivers and RF receiver SoC and connectivity solutions into broadband operator voice and data modems and gateways and connectivity adapters, global analog and digital RF receiver products, radio and modem solutions into wireless carrier access and backhaul infrastructure platforms, and high-performance interface and power management solutions into a broad range of communications, industrial, automotive and multi-market applications. We have experienced growth in sales demand across our infrastructure, connectivity, and industrial and multi-market end markets driven by new product wins and market growth, particularly in our data center-oriented infrastructure revenue. We continue to develop and innovate with new products for new solutions in all of our end markets using advanced semiconductor process nodes, while addressing opportunities capturing and processing high-speed optical interconnect signals and high quality broadband communications.
Products shipped to Asia accounted for 85% and 81% of net revenue during the nine months ended September 30, 2026 and 2025, respectively. Although a large percentage of our products is shipped to Asia, we believe that a significant number of the systems designed by these customers and incorporating our semiconductor products are then sold outside Asia. For example, revenue generated from sales of our products during the nine months ended September 30, 2026 and 2025 related principally to sales to Asian ODMs and contract manufacturers delivering products into European and North American markets. To date, all of our sales have been denominated in United States dollars.
A significant portion of our net revenue has historically been generated by a limited number of customers through sales of our products. Sales of products to customers comprise both direct sales to customers and indirect sales through distributors. In the nine months ended September 30, 2026, one customer accounted for 10% of our net revenue, and our ten largest customers collectively accounted for 56% of our net revenue. For certain customers, we sell multiple products into disparate end user applications such as PON outdoor units, or PON ODUs, Wi-Fi routers, broadband gateways, and cable modems.
Our business depends on winning competitive selection processes, known as design wins, to develop integrated circuits for use in our customers’ products. These selection processes are typically lengthy, and as a result, our sales cycles will vary based on the specific market served, whether the design win is with an existing or a new customer and whether our product being designed in our customer’s device or system is a first generation or subsequent generation product. Our customers’ products can be complex and, if our engagement results in a design win, can require significant time to move into volume production. Because the sales cycle for our products is long, we can incur significant design and development expenditures in circumstances where we do not ultimately recognize any revenue. We do not have any long-term purchase commitments with any of our customers, all of whom purchase our products on a purchase order basis. Once one of our products is incorporated into a customer’s design, however, we believe that our product is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative chip. Product life cycles in our target markets will vary by application. Typical design-ins can have a product life cycle of 24 to 60 months.
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
Recent Developments
Third Amendment to Credit Agreement
On October 16, 2026, MaxLinear entered into an Amendment No. 3 to Credit Agreement (the “Third Amendment”), by and among MaxLinear, Exar Corporation, a Delaware corporation and a wholly-owned subsidiary of MaxLinear, MaxLinear Communications, LLC, a Delaware limited liability company and a wholly-owned subsidiary of MaxLinear, the lenders party thereto and Agent. The Third Amendment amends the Credit Agreement, by and among MaxLinear, the lenders from time to time party thereto and the Agent, to, among other things, provide for $70 million in incremental revolving credit commitments (the “Incremental Commitments”) under the Revolving Facility. After giving effect to the Incremental Commitments, the Revolving Facility provides for total revolving commitments in an aggregate principal amount of up to $200 million. The Third Amendment also amends MaxLinear’s liquidity covenant by reducing the threshold thereunder from $80 million to $60 million. The proceeds of the Revolving Facility may be used for working capital and general corporate purposes.
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
For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the Securities and Exchange Commission, or SEC, on January 29, 2026, or our Annual Report. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
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
Cost of Net Revenue. Cost of net revenue includes the cost of finished silicon wafers processed by third-party foundries; costs associated with our outsourced packaging and assembly, test and shipping; costs of personnel, including salaries, benefits, and stock-based compensation; equipment associated with manufacturing support, logistics and quality assurance; amortization of acquired developed technology and purchased licensed technology intangible assets; inventory fair value adjustments, if any; amortization of certain production mask costs and IP license costs; cost of production load boards and sockets; and an allocated portion of our occupancy costs.
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
The following table sets forth our consolidated statement of operations data as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	100%	100%	100%	100%
Cost of net revenue	41	43	42	43
Gross profit	59	57	58	57
Operating expenses:
Research and development	28	43	32	47
Selling, general and administrative	17	38	24	36
Restructuring charges	—	9	—	7
Total operating expenses	45	90	56	90
Income (loss) from operations	14	(33)	2	(34)
Interest income	—	1	—	1
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	—	—	—	(2)
Total other income (expense), net	(1)	(2)	(1)	(3)
Income (loss) before income taxes	13	(34)	1	(37)
Income tax provision (benefit)	—	2	3	—
Net income (loss)	13%	(36)%	(3)%	(37)%
Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Infrastructure	$124,907	$40,343	$84,564	210%	$272,737	$101,613	$171,124	168%
% of net revenue	57%	32%			52%	31%
Broadband	53,345	58,236	(4,891)	(8)%	141,853	146,675	(4,822)	(3)%
% of net revenue	24%	46%			27%	44%
Connectivity	24,713	18,968	5,745	30%	67,276	59,944	7,332	12%
% of net revenue	11%	15%			13%	18%
Industrial and multi-market	15,092	8,912	6,180	69%	42,226	22,973	19,253	84%
% of net revenue	7%	7%			8%	7%
Total net revenue	$218,057	$126,459	$91,598	72%	$524,092	$331,205	$192,887	58%

Net revenue increased $91.6 million to $218.1 million for the three months ended September 30, 2026, as compared to $126.5 million for the three months ended September 30, 2025, driven by increased demand in our data center infrastructure, industrial and multi-market and connectivity categories, partially offset by declines in the volume of sales in broadband markets. The increase in infrastructure net revenue of $84.6 million was driven by increases in the volume of shipments of optical, products for data center applications, high-performance analog, and wireless backhaul products. The decrease in broadband net revenue of $4.9 million was driven by decreases in the volume of cable data and broadband SoC shipments as customers transition to new standards. The increase in industrial and multi-market net revenue of $6.2 million was driven by increased volume of shipments of high-performance analog and component products in this category. The increase in connectivity net revenue of $5.7 million was driven by increases in the volume of Wi-Fi and ethernet product shipments. Price changes did not have a material impact to revenues period over period.
Net revenue increased $192.9 million to $524.1 million for the nine months ended September 30, 2026, as compared to $331.2 million for the nine months ended September 30, 2025, driven by increased demand in our infrastructure, industrial and multi-market, and connectivity categories, partially offset by declines in the volume of sales in broadband markets. The increase in infrastructure net revenue of $171.1 million was driven by increases in the volume of shipments of optical, products for data center applications. high-performance analog, and wireless backhaul and access products. The decrease in broadband net revenue of $4.8 million was driven by decreases in the volume of cable data shipments, driven by a customer's transition to a new standard, partially offset by an increase in the volume of PON SoC shipments in this category. The increase in industrial and multi-market net revenue of $19.3 million was driven by increased volume of shipments of high-performance analog and component products in this category. The increase in connectivity net revenue of $7.3 million was driven by increases in the volume of Wi-Fi product shipments. Price changes did not have a material impact to revenues period over period.
Cost of Net Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of net revenue	$89,987	$54,558	$35,429	65%	$219,475	$143,948	$75,527	52%
% of net revenue	41%	43%			42%	43%
Gross profit	128,070	71,901	56,169	78%	304,617	187,257	117,360	63%
% of net revenue	59%	57%			58%	57%
Cost of net revenue increased $35.4 million to $90.0 million for the three months ended September 30, 2026, as compared to $54.6 million for the three months ended September 30, 2025. The increase was driven by an increase in the volume of sales as described above under “Net Revenue”. Gross profit percentage improved for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to product mix.
Cost of net revenue increased $75.5 million to $219.5 million for the nine months ended September 30, 2026, as compared to $143.9 million for the nine months ended September 30, 2025. The increase was driven by an increase in the volume of sales as described above under “Net Revenue”. Gross profit percentage improved for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to product mix.
We currently expect that gross profit percentage will fluctuate in the future, from period-to-period, based on changes in product mix, average selling prices, and average manufacturing costs.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$60,642	$54,252	$6,390	12%	$169,837	$156,908	$12,929	8%
% of net revenue	28%	43%			32%	47%
Research and development expense increased $6.4 million to $60.6 million for the three months ended September 30, 2026, as compared to $54.3 million for the three months ended September 30, 2025. The increase was driven by increases in payroll and benefits expenses of $3.5 million, outside services of $3.1 million, and prototype expenses of $2.0 million. These increases relate to added engineering headcount and CAD design tools and other purchases to support current engineering projects. These increases were partially offset by a decrease in bonus expense of $2.3 million which related to timing of improvement in financial performance resulting in an increased accrual in the third quarter of 2025.
Research and development expense increased $12.9 million to $169.8 million for the nine months ended September 30, 2026, as compared to $156.9 million for the nine months ended September 30, 2025. The increase was driven by increases in payroll and related expense of $4.1 million, the impact of a decrease in income from joint R&D projects and governmental grants of $3.7 million, CAD software license costs of $2.9 million, prototype expenses of $2.2 million, and bonus expenses of $2.1 million. The increase in payroll and related expenses, CAD software license costs and prototype expenses were driven by added engineering headcount and CAD design tools and other purchases to support current engineering projects. The increase in bonus expenses was due to improved performance over the prior year. The amount of income from research and development funded by others varies from period to period depending on availability of such funding, including governmental grants. These increases were partially offset by a decrease in stock-based compensation of $2.7 million related to incremental grants made to employees in late 2024 for retention purposes.
We have aligned our research and development spending with current project demands and expect our research and development expenses to increase in future years as we develop products to drive future growth.
Selling, General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Selling, general and administrative	$36,947	$47,674	$(10,727)	(23)%	$125,155	$117,624	$7,531	6%
% of net revenue	17%	38%			24%	36%
Selling, general and administrative expense decreased $10.7 million to $36.9 million for the three months ended September 30, 2026, as compared to $47.7 million for the three months ended September 30, 2025. The decrease was driven by a decrease in professional fees of $8.0 million, payroll and benefits expense of $1.4 million, and stock-based compensation of $1.0 million. The decrease in professional fees is attributable to lower legal fees related to ongoing litigation compared to the prior period. The decrease in payroll and benefits expense and stock-based compensation expense was due to lower headcount this period compared to the prior period.
Selling, general and administrative expense increased $7.5 million to $125.2 million for the nine months ended September 30, 2026, as compared to $117.6 million for the nine months ended September 30, 2025. The increase was driven mainly by increases in stock-based compensation of $12.7 million and bonus expenses of $2.0 million, partially offset by a decrease in professional fees of $7.5 million. The increase in stock-based compensation and bonus expenses is due to improved financial performance, as well as a small increase in headcount, over the prior period. The decrease in professional fees is mainly due to lower legal costs related to ongoing litigation.
Our selling, general and administrative expenses have fluctuated over the prior year due to the factors described above. We expect selling, general and administrative expenses to increase in future years with incremental growth in our sales and marketing organization to expand into existing and new markets.

Restructuring Charges

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$254	$11,264	$(11,010)	(98)%	$792	$24,723	$(23,931)	(97)%
% of net revenue	—%	9%			—%	7%
Restructuring charges decreased $11.0 million to $0.3 million for the three months ended September 30, 2026, compared to $11.3 million for the three months ended September 30, 2025. Restructuring charges for the three months ended September 30, 2026 were negligible. Restructuring charges for the three months ended September 30, 2025 included $10.9 million in charges under contracts associated with CAD tool licenses which we ceased using.
Restructuring charges decreased $23.9 million to $0.8 million for the nine months ended September 30, 2026, compared to $24.7 million for the nine months ended September 30, 2025. Restructuring charges for the nine months ended September 30, 2026 included $0.4 million in employee severance and related charges. Restructuring charges for the nine months ended

September 30, 2025 included $17.2 million in charges under contracts associated with CAD tool licenses which we ceased using, $6.3 million in employee severance and related charges, and $1.2 million in charges related to reduction of space leased for office facilities in connection with a workforce reduction.

    Interest and Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest and other income (expense), net	$(2,057)	$(2,099)	$42	(2)%	$(5,865)	$(11,093)	$5,228	(47)%
% of net revenue	(1)%	(2)%			(1)%	(3)%
Interest and other income (expense), net for the three months ended September 30, 2026 remained flat over the three months ended September 30, 2025.

Interest and other income (expense), net changed by $5.2 million from an expense of $11.1 million in the nine months ended September 30, 2025 to an expense of $5.9 million for the nine months ended September 30, 2026. The change was driven by increased currency exchange gains of $5.6 million, partially offset by a decrease in net interest income of $0.4 million which resulted from lower interest-bearing cash balances.
Income Tax Provision (Benefit)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Income tax provision (benefit)	$(732)	$2,097	$(2,829)	(135)%	$17,443	$(1,307)	$18,750	(1,435)%
The income tax benefit for the three months ended September 30, 2026 was $0.7 million compared to an income tax provision of $2.1 million for the three months ended September 30, 2025.
The income tax provision for the nine months ended September 30, 2026 was $17.4 million compared to an income tax benefit of $1.3 million for the nine months ended September 30, 2025.
The difference between our effective tax rate and the 21.0% U.S. federal statutory rate for the nine months ended September 30, 2026 primarily related to the mix of pre-tax income among jurisdictions, permanent tax items including a tax on net controlled foreign corporation tested income, or NCTI, stock-based compensation, and the impact of the valuation allowance against the Company’s Singapore deferred tax assets.
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
Our subsidiary in Singapore operates under certain tax incentives in Singapore, which are effective through March 2027. Under these incentives, qualifying income derived from certain sales of our integrated circuits is taxed at a concessionary rate over the incentive period. We also receive a reduced withholding tax rate on certain intercompany royalty payments made by our Singapore subsidiary during the incentive period. During the quarter ended December 31, 2024, we recorded a full valuation allowance against our Singapore deferred tax assets. No current income tax provision was recorded in Singapore for the nine months ended September 30, 2026 and 2025 due to the continuing Singapore loss position, while no deferred tax benefit was recognized on the Singapore net loss and deductible temporary differences for the three and nine months ended September 30, 2026 and 2025 due to the full valuation allowance. The incentives are conditional upon our meeting certain minimum employment and investment thresholds within Singapore over time, and we may be required to return certain tax benefits in the event we do not achieve compliance related to that incentive period. We currently believe that we will be able to satisfy these conditions without material risk.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $81.1 million, restricted cash of $28.8 million and net accounts receivable of $73.4 million. Additionally, as of September 30, 2026, our working capital, which we define as current assets less current liabilities, was $214.8 million. Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Collateral is generally not required for customer receivables. We limit our exposure to credit loss by placing our cash with high credit quality financial institutions. At times, such deposits may be in excess of insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.
Our primary uses of cash are to fund purchases of inventory and other operating expenses, property and equipment, and from time to time, the acquisition of, or investments in, businesses.
From time to time, we may also use cash to pay down outstanding debt and/or make investments. As of September 30, 2026, $125.0 million of principal was outstanding under a senior secured term B loan facility or the “Initial Term Loan under the June 23, 2021 Credit Agreement” and an aggregate principal amount of $40.0 million was outstanding under the Revolving Facility. The proceeds of the Revolving Facility are used to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries.
Commencing on September 30, 2021, the Initial Term Loan under the June 23, 2021 Credit Agreement was initially set to amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Initial Term Loan under the June 23, 2021 Credit Agreement, with the balance payable on the June 23, 2028 maturity date. We could be subject to substantial variable interest rate risk because our interest rates under term loans typically vary based on a fixed margin over an indexed rate or an adjusted base rate. If interest rates were to further increase substantially, it could have a material adverse effect on our operating results and could affect our ability to service the indebtedness.
Our future capital requirements will depend on many factors, including changes in revenue, the expansion of our engineering, sales and marketing activities, the timing and extent of our expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, any damages from legal proceedings related to the termination of the Merger Agreement with Silicon Motion or any alleged breaches of the Merger Agreement that we are required to pay, or any amounts we agree to pay in any settlement and any other potential material investments in, or acquisitions of, complementary businesses, services or technologies. On October 16, 2026, we entered into an amendment with the lenders party thereto, which among other things, provided for $70.0 million in incremental revolving commitments under the senior secured revolving credit facility. Additional funds may not be available on terms favorable to us or at all. If we are unable to raise additional funds when needed, we may not be able to sustain our operations or execute our strategic plans.
Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses. Cash used to fund operating expenses in our consolidated statements of cash flows excludes the impact of non-cash items such as, but not limited to, amortization and depreciation of acquired intangible assets and property and equipment, stock-based compensation, and any impairment of assets. Cash used to fund capital purchases and acquisitions of businesses and investments is included in investing activities in our consolidated statements of cash flows. Cash paid to satisfy minimum tax withholdings on behalf of employees for restricted stock units, cash proceeds from issuance of common stock and debt, and cash used to pay down outstanding debt or repurchase stock, if any, are included in financing activities in our consolidated statements of cash flows.

As of September 30, 2026, our material cash requirements include long-term debt, non-cancelable operating leases, inventory purchase obligations and other obligations, which primarily consist of contractual payments due for CAD software licenses, as follows:

	Payments due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$165,000	$—	$165,000	$—	$—
Operating lease obligations	24,571	2,364	13,695	5,614	2,898
Purchase obligations	272,967	88,690	184,277	—	—
Other obligations	74,589	11,384	48,871	11,545	2,789
Total	$537,127	$102,438	$411,843	$17,159	$5,687
Total inventory purchase and other contractual obligations increased from $209.6 million as of December 31, 2025 to $347.6 million as of September 30, 2026 driven by increased sales demand, which resulted in incremental purchase orders, and incremental software licenses.
Our planned capital expenditures as of September 30, 2026 are expected to increase to support our production needs. Our consolidated balance sheet at September 30, 2026 included $4.4 million in other long-term liabilities for uncertain tax positions, some of which may result in cash payment and $15.0 million received from other parties for jointly funded research and development projects which will be recognized into income when the contingencies associated with the repayment conditions have been resolved. The future payments related to uncertain tax positions recorded as other long-term liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
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
The June 23, 2021 Credit Agreement, under which we entered into the Initial Term Loan under the June 23, 2021 Credit Agreement and the Revolving Facility, permits us to request incremental loans in an aggregate principal amount not to exceed the sum of an amount equal to the greater of (x) $175.0 million and (y) 100% of “Consolidated EBITDA” (as defined in such agreement), plus the amount of certain voluntary prepayments, plus an unlimited amount that is subject to pro forma compliance with certain first lien net leverage ratio, secured net leverage ratio and total net leverage ratio tests.
The following is a summary of our working capital, cash and cash equivalents, and restricted cash for the periods indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Working capital	$214,774	$62,821
Cash and cash equivalents	$81,085	$72,806
Short-term restricted cash	1,359	1,419
Long-term restricted cash	27,420	27,187
Total cash, cash equivalents, and restricted cash	$109,864	$101,412

We believe that our $81.1 million of cash and cash equivalents at September 30, 2026, plus potential additional borrowings under our Revolving Facility, will be sufficient to fund our projected operating requirements for at least the next twelve months. As of September 30, 2026, our indebtedness included $125.0 million of outstanding principal under the Initial Term Loan under the June 23, 2021 Credit Agreement. The June 23, 2021 Credit Agreement also provides the Company with the Revolving Facility, which was amended in April and October 2026, an aggregate principal amount of up to $200.0 million, under which $40.0 million in borrowings were outstanding as of September 30, 2026. The June 23, 2021 Credit Agreement was also amended on June 29, 2023 to implement a benchmark replacement of SOFR for LIBOR. The Initial Term Loan under the June 23, 2021 Credit Agreement, as amended, has a seven-year term expiring in June 2028 and subsequent to the benchmark replacement amendment, bears interest, at the Company’s option, at a per annum rate equal to either (i) a base rate equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the prime rate then in effect and (z) an adjusted SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus an applicable margin of 1.25% or (ii) an adjusted SOFR rate, subject to a floor of 0.50%, plus an applicable margin of 2.25%. Loans under the Revolving Facility initially bear interest, at a per annum rate equal to either (i) a base rate (as calculated above) plus an applicable margin of 0.00%, or (ii) an adjusted SOFR rate (as calculated above) plus an applicable margin of 1.00%. Following delivery of financial statements for the Company’s fiscal quarter ending June 30, 2021, the applicable margin for loans under the Revolving Facility ranged from 0.00% to 0.75% in the case of base rate loans and 1.00% to 1.75% in the case of SOFR rate loans, in each case, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter. The June 23, 2021 Credit Agreement was again amended on April 22, 2026 to among other things, (i) provide for $30 million in incremental revolving commitments under MaxLinear’s senior secured revolving credit facility (the “Revolving Facility”), (ii) increase the applicable margin for loans under the Revolving Facility to (x) 2.25% per annum for Term SOFR loans, and (y) 1.25% per annum for base rate loans, and (iii) extend the maturity date applicable to the Revolving Facility from June 23, 2026 to March 23, 2028. The amendment also amends the applicable financial covenants to require that the Company maintain (a) a total net leverage ratio of not greater than 3.50 to 1.00 and (b) unrestricted cash plus available and undrawn commitments under the Revolving Facility in an amount of no less than $80 million, in each case, tested as of the last day of any fiscal quarter of the Company. On October 16, 2026, the June 23, 2021 Credit Agreement was further amended to among other things, provide for $70 million in incremental revolving commitments under the Revolving Facility and to modify the financial covenants to reduce the threshold under the liquidity covenant from $80 million to $60 million, tested as of the last day of any fiscal quarter.
The Company is required to pay commitment fees of 0.25% per annum on the daily undrawn commitments under the Revolving Facility, depending on the Company’s secured net leverage ratio as of the most recently ended fiscal quarter.
The following is a summary of our cash flows used in operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(17,653)	$9,213
Net cash used in investing activities	(17,035)	(16,109)
Net cash provided by (used in) financing activities	43,793	(46)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(653)	602
Increase (decrease) in cash, cash equivalents and restricted cash	$8,452	$(6,340)
Cash Flows from Operating Activities
Net cash used in operating activities was $17.7 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $9.2 million for the nine months ended September 30, 2025. The decrease in operating cash flows was primarily driven by investments in our working capital, which reduced operating cash flow by approximately $137.6 million primarily due to prepayments for wafers and purchases of inventory supporting rising demand for certain data center products.
Cash Flows from Investing Activities
Our use of cash in investing activities increased by $0.9 million. Net cash used in investing activities was $17.0 million for the nine months ended September 30, 2026 and consisted of purchases of property and equipment of $9.7 million, purchases of intangible assets of $5.4 million and funding of convertible notes receivable of $2.0 million.
Net cash used in investing activities was $16.1 million for the nine months ended September 30, 2025 and consisted of purchases of property and equipment of $8.9 million and purchases of intangible assets of $7.2 million.
Cash Flows from Financing Activities
Cash flows from financing activities increased by $43.8 million. Net cash provided by financing activities was $43.8 million for the nine months ended September 30, 2026 and included proceeds from borrowings under our revolving credit facility of $60.0 million, from a funding arrangement of $8.0 million and from issuance of common stock, net of costs of $3.8 million, partially offset by repayment of borrowings under revolving credit facility of $20.0 million, and minimum tax withholding paid on behalf of employees for restricted stock units of $7.5 million.

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
Foreign Currency Risk
To date, our international customer and vendor agreements have been denominated mostly in United States dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive income (loss) within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the nine months ended September 30, 2026 would result in a change to translation gain in accumulated other comprehensive income (loss) of approximately $0.8 million.
Interest Rate Risk
We are subject to a variable amount of interest on the principal balance of loans outstanding under our Credit Agreement described above and could be adversely impacted by high interest rates in the future. If SOFR interest rates had increased by 10% during the nine months ended September 30, 2026, the rate increase would have resulted in an immaterial increase to interest expense. We currently believe our operating cash held primarily for working capital purposes is sufficient to cover our interest obligations, but we are monitoring the impact of high interest rates on our ability to service our interest and debt obligations, obtain financing, and on our business in general.
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

Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Note 14, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our material legal proceedings which are incorporated by reference herein.
ITEM 1A.    RISK FACTORS
The discussion under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risk factors together with all of the other information included in this Quarterly Report on Form 10-Q, and in our other public filings, which could materially affect our business, financial condition or future results. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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
10.1
Amendment No. 3 to Credit Agreement, dated as of October 16, 2026, by and among MaxLinear, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 22, 2026 (File No. 001-34666)).

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

MAXLINEAR, INC.

(Registrant)

Date:	October 22, 2026	By:	/s/ Steven G. Litchfield
Steven G. Litchfield
Chief Financial Officer and Chief Corporate Strategy Officer (Principal Financial Officer and Duly Authorized Officer)